Form 10-Q
period 1995-03-31
DEVCON INTERNATIONAL CORP
filed 1995-05-12
CIK 28452

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549

                            FORM 10-Q


(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1994 for the quarterly period ended
March 31, 1995 or

[ ]  Transition report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from
           to            .



                   Commission File No. 0-7152



                   DEVCON INTERNATIONAL CORP.
     (Exact name of Registrant as specified in its charter)



          FLORIDA                            59-0671992
 (State or other jurisdiction of        (I.R.S.Employer
 incorporation or organization)         Identification No.)


1350 E. NEWPORT CENTER DRIVE, SUITE 201,
       DEERFIELD BEACH, FL                        33442
 (Address of principal executive offices)       (Zip Code)



       Registrant's telephone number, including area code:

                         (305) 429-1500


   Securities registered pursuant to section 12(g) of the Act:

                  COMMON STOCK, $.10 PAR VALUE
                        (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:


         YES     X                 NO

As of May 12, 1995, the number of shares outstanding of the Registrant's Common Stock was 4,431,177.













































                   DEVCON INTERNATIONAL CORP.
                        AND SUBSIDIARIES




                              INDEX

                                                     Page Number

Part I.   Financial Information:


Consolidated Balance Sheets - March 31, 1995
and December 31, 1994. . . . . . . . . . . . . . . . . .


Consolidated Statements of Operations and
Retained Earnings - Three Months Ended
March 31, 1995 and 1994. . . . . . . . . . . . . . . . .


Consolidated Statements of Cash Flows -
Three Months Ended March 31, 1995 and 1994 . . . . . . .


Notes to Consolidated Financial Statements . . . . . . .


Management's Discussion and Analysis of
Financial Conditions and Results of
Operations . . . . . . . . . . . . . . . . . . . . . . .


Part II.  Other Information. . . . . . . . . . . . . . .


















PART I.    FINANCIAL INFORMATION


                   DEVCON INTERNATIONAL CORP.
                        AND SUBSIDIARIES

                   Consolidated Balance Sheets
              March 31, 1995 and December 31, 1994




                                      March 31,   December 31,
                                        1995          1994
                                     (Unaudited)    (Audited)

ASSETS

Current assets:
  Cash                               $    291,306  $    159,118
  Cash equivalents                        929,099       920,944
  Receivables, net                     11,823,040    14,600,993
  Prepaid expenses                        961,884       986,317
  Inventories                           7,716,515     8,131,881
  Costs in excess of billings
   and estimated earnings               2,747,418     2,611,494

     Total current assets              24,469,262    27,410,747

Property, plant and equipment

  Land                                  5,498,857     5,498,857
  Buildings                             4,233,720     4,233,720
  Leasehold interests                  12,551,505    12,454,758
  Equipment                            70,761,998    69,865,911
  Furniture and fixtures                  973,445       970,571
  Construction in process               1,354,304     2,285,638

                                       95,373,829    95,309,455

Less accumulated depreciation         (44,749,732)  (43,761,782)

                                       50,624,097    51,547,673
Investments in unconsolidated
 joint ventures and affiliates            230,280       230,280
Advances to unconsolidated joint
 ventures and affiliates                1,163,755     1,351,454
Receivables, net                       18,417,771    18,420,072
Intangible assets, net of
 accumulated amortization                 482,482       500,582
Other assets                            1,009,197     1,044,311

                                     $ 96,396,844  $100,505,119



See accompanying notes to consolidated financial statements.








































                   DEVCON INTERNATIONAL CORP.
                        AND SUBSIDIARIES

                   Consolidated Balance Sheets
              March 31, 1995 and December 31, 1994




                                      March 31,   December 31,
                                        1995          1994
                                     (Unaudited)    (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable, trade and other   $  4,253,013  $  6,598,439
 Accrued expenses and other
  liabilities                             755,322     1,273,003
 Notes payable to banks                 2,580,000     2,480,000
 Current installments of
  long-term debt                        6,313,618     7,033,073
 Billings in excess of costs and
   estimated earnings                      37,774        56,278
 Income taxes                              42,060        50,000

    Total current liabilities          13,981,787    17,490,793

Long-term debt, excluding current
  installments                         16,850,902    18,074,674
Minority interest in consolidated
  subsidiaries                          1,143,691       771,503
Deferred income taxes                   1,429,000     1,429,000
Other liabilities                       1,035,117     1,084,058

    Total liabilities                  34,440,497    38,850,028

Stockholders' Equity:
 Common stock, $0.10 par value
 Authorized 15,000,000 shares;
   issued and outstanding 4,431,177
   shares in 1995 and 1994                443,118       443,118
 Additional paid-in capital            11,740,700    11,740,700
 Retained earnings                     49,772,529    49,471,273

    Total stockholders' equity         61,956,347    61,655,091

                                     $ 96,396,844  $100,505,119



See accompanying notes to consolidated financial statements.













































                   DEVCON INTERNATIONAL CORP.
                        AND SUBSIDIARIES

   Consolidated Statements of Operations and Retained Earnings
           Three Months Ended March 31, 1995 and 1994
                           (Unaudited)





                                        1995          1994

Concrete and related products
 revenues                            $ 9,502,548   $ 9,708,160
Contracting revenues                   4,238,027     6,218,151
Other revenues                         1,152,187     1,324,661
    Total revenues                    14,892,762    17,250,972

Cost of concrete and related
 products revenues                     7,299,797     7,264,515
Cost of contracting revenues           3,302,843     5,132,781
Cost of other revenues                   787,779     1,029,372

    Gross profit                       3,502,343     3,824,304

Selling, general and
 administrative expenses               2,724,802     2,880,155

    Operating income                     777,541       944,149

Other income (deductions)
 Interest expense                       (663,212)     (660,940)
 Gain (loss) on sale of equipment          2,048        (6,469)
 Interest and other income               143,870       233,516
 Minority interest                        41,009        30,604
                                        (476,285)     (403,289)

    Income before income taxes           301,256       540,860

Income taxes                                -            8,366

    Net earnings                         301,256       532,494

Retained earnings, beginning
 of period                            49,471,273    47,359,807
Retained earnings, end
  of period                          $49,772,529   $47,892,301





Earnings (loss) per share            $    .07      $    .12


Weighted average number of
 shares outstanding                    4,565,699     4,551,181



See accompanying notes to consolidated financial statements.



































                   DEVCON INTERNATIONAL CORP.
                        AND SUBSIDIARIES

              Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1995 and 1994
                           (Unaudited)




                                        1995           1994


Cash flows from operating activities
 Net earnings                        $  301,256    $   532,494
 Adjustments to reconcile net
   earnings to net cash provided
   by operating activities
  Depreciation and amortization       1,580,884      1,711,941
  Provision for doubtful accounts
   and notes                             75,000         75,000
  (Gain) loss on sale of equipment       (2,048)         6,468
  Minority interest income              (41,009)       (30,604)
 Changes in operating assets and
   liabilities
  Decrease (Increase) in receivables,
   net                                1,472,790     (2,097,998)
  Increase in costs in excess
   of billings and estimated
   earnings                            (135,924)    (1,276,482)
  Decrease in inventories               415,366        172,431
  Decrease (Increase) in other
   current assets                        24,433       (111,712)
  Decrease in other assets               35,112        159,851
  Increase (Decrease) in accounts
   payable, trade and other          (2,105,432)     2,351,617
  Decrease in billings in excess
   of costs and estimated earnings     (618,504)      (154,048)
  Increase (Decrease) in income
   taxes payable                         (7,940)         8,366
  Increase (Decrease) in other
   liabilities                          (48,939)       229,076

    Net cash provided by
      operating activities              945,045      1,576,400

Cash flows from investing activities
 Purchase of property, plant and
   equipment                           (722,753)      (872,408)
 Proceeds from disposition of
   property, plant and equipment         85,593        215,550
 Issuance of notes                     (196,493)       (40,000)
 Payments received on notes           2,028,956        160,975
 Advances to affiliates                 (12,301)        (9,263)
 Advances from affiliates               200,000        100,000

    Net cash provided by (used in)
      investing activities           $1,383,002    $  (445,146)


See accompanying notes to consolidated financial statements.








































                   DEVCON INTERNATIONAL CORP.
                        AND SUBSIDIARIES

             Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1995 and 1994
                           (Unaudited)



                                        1995          1994

Cash flows from financing activities
 Proceeds from debt                  $ 1,815,585   $ 1,776,797
 Principal payments on debt           (3,658,812)   (1,763 561)
 Net borrowings from bank
   overdrafts                           (344,477)   (1,331,867)

    Net cash used in
      financing activities            (2,187,704)   (1,318,631)

    Net increase (decrease) in
      cash and cash equivalents          140,343      (187,377)

    Cash and cash equivalents,
      beginning of period              1,080,062     1,263,827
    Cash and cash equivalents,
      end of period                  $ 1,220,405   $ 1,076,450



Supplemental disclosures of
 cash flow information
    Cash paid for

      Interest                       $   569,472   $   461,378

      Income taxes                   $    25,000   $    80,154



See accompanying notes to consolidated financial statements.





                   DEVCON INTERNATIONAL CORP.
                        AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.

The accounting policies followed by the Company are set forth in Note (l) to the Company's financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 1994("1994 10-K").

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1995 and December 31, 1994, and the results of its operations and cash flows for the three months ended March 31, 1995 and 1994.

The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.


























MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1995 vs Three Months
Ended March 31, 1994

REVENUES

The Company's revenues during the first quarter of 1995 were $14.9 million, as compared to $17.3 million for the same period in 1994. This 13.7 percent decrease was primarily due to decreases in the Company's land development contracting division revenues and, to a lesser extent, decreases in concrete and related products division revenues and other revenues.

The Company's concrete and related products division revenues decreased 2.1 percent to $9.5 million during the first quarter of 1995 from $9.7 million during the first quarter of 1994. This decrease was primarily due to decreased demand for this division's products on one Caribbean island, which was generated by a modest decrease in the overall level of construction activity, offset by increased demand in certain other island locations.

Revenues from the Company's land development contracting division decreased by 31.8 percent to $4.2 million during the first quarter of 1995 from $6.2 million during the first quarter of 1994. This decrease was primarily attributable to the completion in late 1994 of several construction contracts obtained during the latter part of 1993. The Company's backlog of unfilled portions of land development contracts at March 31, 1995 was $10.5 million, involving thirteen projects. As a result of the Company's current backlog, new contracts must be obtained as 1995 progresses, in order to achieve the contract revenue levels obtained in 1994. The Company reasonably expects that most of the backlog outstanding at March 31, 1995 will be completed during 1995.

Revenues from the Company's other operations (a marina and a ceiling tile manufacturing partnership) were $1.1 million during the first quarter of 1995 and $1.3 million during the first quarter of 1994.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenues increased to 76.8 percent in the first quarter of 1995 from 74.8 percent in the first quarter of 1994. This increase was primarily attributable to the decrease in revenues recognized. The Company's margins will also fluctuate depending on the mix of products sold and the locations in which sales are made during the quarter.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenues decreased to 77.9 percent in the first quarter of 1995 from 82.6 percent in the first quarter of 1994. This decrease is primarily attributable to the higher profit margins obtained on several new contracts, offset by the significant levels of cost involved in owning and operating heavy construction equipment, some of which, because of the Company's current level of construction volume, is not heavily used. In addition, the Company's gross margins are affected by the varying profitability levels of individual contracts and the stage of completion of such contracts.

COST OF OTHER

Cost of other as a percentage of other revenues was 68.4 percent in the first quarter of 1995 and 77.7 percent in the first quarter of 1994. This decrease is primarily attributable to improvements in the ceiling tile production process which resulted in a lower spoilage rate during production.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense ("SG&A expense") was $2.7 million during the first quarter of 1995 and $2.9 million during the first quarter of 1994. This decrease was primarily attributable to a reduction in personnel costs. The Company intends to continue its program of reducing SG&A expenses until they more closely match its current volume levels. As a percentage of revenue, SG&A expense increased to 18.3 percent for the first quarter of 1995 from 16.7 percent for the first quarter of 1994. This percentage increase was primarily attributable to the decrease in revenues actually recognized, offset by the decrease in SG&A expenses actually incurred.

DIVISIONAL OPERATING INCOME

Operating income was $778,000 for the first quarter of 1995 as compared to $944,000 for the first quarter of 1994. The Company's concrete and related products division operating income increased to $482,000 during the first quarter of 1995 from $435,000 during the first quarter of 1994. This increase is primarily attributable to reductions in SG&A expenses incurred by this division.

The Company's land development contracting division operating income decreased to $347,000 for the first quarter of 1995 from $545,000 for the first quarter of 1994. This decrease is primarily attributable to the reduction of contract revenues attained by this division.

INTEREST EXPENSE

Interest expense increased to $663,000 during the first quarter of 1995 from $661,000 during the first quarter of 1994. This increase was primarily due to a rise in interest rate levels, offset by a reduction in the overall level of Company debt.

INTEREST AND OTHER INCOME

Interest and other income decreased to $144,000 in the first quarter of 1995 from $234,000 in the first quarter of 1994. This decrease was due primarily to a decrease in interest bearing notes and investments.

NET EARNINGS (LOSS)

The Company's net earnings decreased to $301,000 during the first quarter of 1995 from $532,000 for the same period in 1994. This decrease is primarily attributable to decreases in contracting revenues and profits and to a lesser extent, decreases in concrete and related products revenues and gross profits.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally funds its working capital needs from operations and bank borrowings. In the land development contracting business, the Company must expend considerable amounts of funds for equipment, labor and supplies to meet the needs of particular projects. The Company's capital needs are greatest at the start of any new contract, since the Company generally must complete 45 to 60 days of work before receiving the first progress payment. In addition, as a project continues, a portion of the progress billing is usually withheld as retainage until all work is complete, further increasing the need for capital. On occasion the Company has provided long-term financing to certain customers who have utilized its land development contracting services. The Company has also provided financing for other business ventures from time to time. With respect to the Company's concrete and related products division, accounts receivable are typically outstanding for a minimum of 60 days and in some cases much longer. The nature of the Company's business requires a continuing investment in plant and equipment, as was done in 1994, along with the related maintenance and upkeep costs of such equipment.

The Company has funded many of these expenditures out of its current working capital. However, notwithstanding the foregoing and after factoring in the Company's obligations as set forth below, management believes that the Company's cash flow from operations, existing working capital (approximately $9.6 million at March 31, 1995) and funds available from lines of credit will be adequate to meet the Company's anticipated needs for operations during the next twelve months.

At March 31, 1995, the Company had a revolving secured line of credit in the amount of $2.0 million and three secured lines of credit in the amount of $1.0 million, $400,000 and $400,000 from commercial banks in South Florida and the Caribbean. The Company had $2.0 million of borrowings outstanding under the $2.0 million line of credit, $237,000 of borrowings outstanding under the $1.0 million line of credit and $600,000 of borrowings outstanding under the two $400,000 lines of credit. The $2.0 million line expires in May 1995, the $1.0 million line expires in June 1996 and the two $400,000 lines have no expiration date. Interest rates on indebtedness outstanding at March 31, 1995 were 9.5 percent.

The Company also has a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility expires on September 30, 1995 and bears interest at 14 percent per annum. At March 31, 1995 the Company had borrowings of $496,000 outstanding under this line.

The Company has entered into three term loans with a Caribbean bank, repayable in varying monthly installments through December 2001. The interest rate on indebtedness outstanding at March 31, 1995 ranged from 9.25 percent to 10.5 percent and the Company had $5.5 million of borrowings outstanding. The loans are secured by individual leasehold mortgages on a block manufacturing plant, a cement distribution facility and a marina in the U.S. Virgin Islands.

In September 1993, the Company entered into a $4.0 million secured term loan. Borrowings outstanding bear interest at the prime interest rate plus three fourths of one percent. The interest rate on indebtedness outstanding at March 31, 1995 was 9.75 percent and the Company has $2.7 million of borrowings outstanding. This loan is being repaid in quarterly installments which commenced in November 1993 and all remaining unpaid amounts are due in full on June 30, 1996. The loan is secured by the Company's notes receivable from the Government of Antigua and Barbuda.

The Company has borrowed $3.4 million from a Company officer. One note has an outstanding balance of approximately $3.2 million, is unsecured, bears interest at the prime interest rate and is due in full on January 1, 1997. The other note has a balance of $230,000, is secured by equipment, bears interest at 8 percent per annum and is due in monthly principal installments through February 1997 of $10,000, plus interest.

The Company purchases equipment from time to time as needed for its ongoing business operations. At present, management believes that the Company's inventory of equipment is adequate for its current contractual commitments and operating activities, however, the acquisition of significant new construction contracts, depending on the nature of the contract, the job location and job duration, may require the Company to make significant investments in heavy construction equipment. The Company expects to dispose of such equipment at the conclusion of a specific contract unless the equipment involved can be profitably employed elsewhere in the Company's operations. Accordingly, except for the circumstances previously discussed, management does not anticipate having to make a substantial investment in new equipment during the current year. The Company believes it has available or can obtain sufficient financing for all of its contemplated equipment replacements and
additions.   Historically, the Company has used a number of lenders
to finance machinery and equipment purchases, including its ocean going bulk cement vessel, on an individual asset basis. At March 31, 1995, amounts outstanding to these lenders totalled $7.0 million. These loans are typically repaid over a three to six year term in monthly principal and interest installments.

A significant portion of the Company's outstanding debt bears interest at variable rates. Interest rates have risen recently and the Company could be negatively impacted by a substantial increase in interest rates.

The Company has contingent obligations and has made certain guarantees in connection with acquisitions, its participation in certain joint ventures, certain employee and construction bonding matters and its receipt of a tax exemption. In connection with the St. Maarten acquisition, the Company agreed to pay the seller annually an amount per unit of certain concrete and stone products sold by the Company in St. Maarten from April 1, 1990 to March 31, 1997, but in no event less than $500,000 per year. The Company has certain offsets available against this payment which has reduced the minimum annual payment to $350,000 per year.

Notes receivable at March 31, 1995 include $18.1 million, net due the Company pursuant to certain promissory notes delivered to the Company in connection with two construction contracts with the Government of Antigua, $2.8 million of which is classified as a current receivable. Scheduled payments call for both quarterly and monthly principal and interest payments until maturity in 1997.
The Government of Antigua has routinely made the required quarterly payments aggregating $2.0 million per year but has made only some of the required monthly payments. The Company does not presently anticipate material increases in or accelerations of payments by the Government of Antigua. The Company expects that the notes will not be satisfied at maturity but the Antiguan government has advised the Company that the current payment stream will continue until the obligation is satisfied. A portion of the payment received from Antigua is derived from the lease proceeds the Antiguan government receives from the United States Department of Defense for the rental of two military bases. In January 1995, the Antiguan government was notified by the United States government that one of the bases would be closed in 1996. Terms and conditions of the closure are the subject of ongoing discussions between the Antiguan government and representatives of the United States government. The Antiguan government has advised the Company that it will make up any shortfall in the military base proceeds from its general treasury.

































II.   OTHER INFORMATION



Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits:            None

              (b)     Reports on Form 8-K:

                      No reports on Form 8-K were filed by the
              Company during the first quarter of fiscal 1995.







































                           SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:                              By:/S/ DONALD L. SMITH, JR.
                                      Donald L. Smith, Jr.
                                      President and Chief
                                      Executive Officer

Date:                              By:/S/ WALTER B. BARRETT
                                      Walter B. Barrett
                                      Vice President, Finance and
                                      Chief Financial Officer