Form 10-Q
period 1995-05-30
DEVCON INTERNATIONAL CORP
filed 1995-08-09
CIK 28452

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549

                            FORM 10-Q


(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1994 for the quarterly period ended June 30, 1995 or

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


         YES     X                 NO

As of August 9, 1995, the number of shares outstanding of the Registrant's Common Stock was 4,431,177.
















































                   DEVCON INTERNATIONAL CORP.
                        AND SUBSIDIARIES




                              INDEX

[CAPTION]


                                             Page Number

Part I.  Financial Information:


         Consolidated Balance Sheets -
         June 30, 1995 and December 31,
         1994


         Consolidated Statements of
         Operations and Retained
         Earnings - Three and Six
         Months Ended June 30, 1995
         and 1994


         Consolidated Statements of
         Cash Flows - Six Months Ended
         June 30, 1995 and 1994


         Notes to Consolidated
         Financial Statements


         Management's Discussion and
         Analysis of Financial
         Conditions and Results
         of Operations


Part II. Other Information








PART I.    FINANCIAL INFORMATION


                   DEVCON INTERNATIONAL CORP.
                        AND SUBSIDIARIES

                   Consolidated Balance Sheets
               June 30, 1995 and December 31, 1994


[CAPTION]



                                     June 30,    December 31,
                                      1995           1994
                                   (Unaudited)     (Audited)

ASSETS

Current assets:
 Cash                             $   265,693       $    159,118
 Cash equivalents                     953,437            920,944
 Receivables, net                  13,450,324         14,600,993
 Prepaid expenses                   1,274,261            986,317
 Inventories                        7,773,652          8,131,881
 Costs in excess of billings
  and estimated earnings            2,689,203          2,611,494

 Total current assets              26,406,570         27,410,747

Property, plant and equipment

 Land                               5,550,518          5,498,857
 Buildings                          4,245,138          4,233,720
 Leasehold interests               12,573,225         12,454,758
 Equipment                         70,856,225         69,865,911
 Furniture and fixtures             1,004,910            970,571
 Construction in process            1,635,992          2,285,638

                                   95,866,008         95,309,455
Less accumulated depreciation    (44,745,163)       (43,761,782)

                                   51,120,845         51,547,673
Investments in unconsolidated
 joint ventures and affiliates        230,280            230,280
Advances to unconsolidated joint
 ventures and affiliates            1,169,764          1,351,454
Receivables, net                   16,931,653         18,420,072
Intangible assets, net of
 accumulated amortization             464,382            500,582
Other assets                        1,078,092          1,044,311

                                  $97,401,586       $100,505,119





See accompanying notes to consolidated financial statements.














































                   DEVCON INTERNATIONAL CORP.
                        AND SUBSIDIARIES

                   Consolidated Balance Sheets
               June 30, 1995 and December 31, 1994



[CAPTION]


                                    June 30,     December 31,
                                      1995           1994
                                   (Unaudited)     (Audited)

LIABILITIES AND STOCKHOLDERS'
EQUITY

Current Liabilities:
 Accounts payable, trade and
  other                           $ 4,907,315      $  6,598,439
 Accrued expenses and other
  liabilities                         625,737         1,273,003
 Notes payable to banks             3,197,000         2,480,000
 Current installments of
  long-term debt                    7,950,145         7,033,073
 Billings in excess of costs and
   estimated earnings                 509,762            56,278
 Income taxes                          40,847            50,000

 Total current liabilities         17,230,806        17,490,793

Long-term debt, excluding current
  installments                     14,387,159        18,074,674
Minority interest in consolidated
  subsidiaries                      1,097,958           771,503
Deferred income taxes               1,429,000         1,429,000
Other liabilities                     976,235         1,084,058

 Total liabilities                 35,121,158        38,850,028

Stockholders' Equity:
 Common stock, $0.10 par value
 Authorized 15,000,000 shares;
   issued and outstanding 4,431,177
   shares in 1995 and 1994            443,118           443,118
 Additional paid-in capital        11,740,700        11,740,700
 Retained earnings                 50,096,610        49,471,273

 Total stockholders' equity        62,280,428        61,655,091

                                  $97,401,586      $100,505,119




See accompanying notes to consolidated financial statements.


















































                   DEVCON INTERNATIONAL CORP.
                        AND SUBSIDIARIES

   Consolidated Statements of Operations and Retained Earnings
        Three and Six Months Ended June 30, 1995 and 1994
                           (Unaudited)

[CAPTION]


                            Three        Three        Six
                           Months       Months      Months
                            Ended        Ended       Ended
                          June 30,     June 30,    June 30,
                            1995         1994        1995

Concrete and
  related products
  revenues              $10,256,447  $10,018,034  $19,758,995
Contracting
  revenues                3,623,585    5,894,005    7,861,612
Other revenues              839,545      966,616    1,991,732
 Total revenues          14,719,577   16,878,655   29,612,339

Cost of concrete and
 related products
 revenues                 7,280,033    7,487,472   14,579,830
Cost of contracting
 revenues                 3,294,288    4,969,420    6,597,131
Cost of other
 revenues                   620,869      731,384    1,408,648

 Gross profit             3,524,387    3,690,379    7,026,730

Selling, general and
 administrative
 expenses                 2,837,662    2,630,907    5,562,464

 Operating income           686,725    1,059,472    1,464,266

Other income
 (deductions)
 Interest expense          (651,538)    (679,526)  (1,314,750)
 Gain on sale of
  equipment                 151,173       22,136      153,221
 Interest and other
  income                     91,988      211,354      235,858
 Minority interest           45,733       43,412       86,742
                           (362,644)    (402,624)    (838,929)

 Income before
  income taxes              324,081      656,848      625,337

Income taxes                   -           7,032          -

    Net earnings            324,081      649,816      625,337

Retained earnings,
 beginning of
 period                  49,772,529   47,892,301   49,471,273
Retained earnings,
 end of period          $50,096,610  $48,542,117  $50,096,610





Earnings per
 share                  $     .07      $    .14          $   .14


Weighted average
 number of shares
 outstanding               4,558,072     4,564,013     4,561,886


(continued)


                                              Six
                                            Months
                                             Ended
                                           June 30,
                                             1994

Concrete and
  related products
  revenues                                 $19,726,194
Contracting
  revenues                                  12,112,156
Other revenues                               2,291,277
  Total revenues                            34,129,627

Cost of concrete and
  related products
 revenues                                   14,751,987
Cost of contracting
 revenues                                   10,102,201
Cost of other
 revenues                                    1,760,756

  Gross profit                               7,514,683

Selling, general and
  administrative
 expenses                                    5,511,062

  Operating income                           2,003,621

Other income
 (deductions)
  Interest expense                          (1,340,466)
  Gain on sale of
  equipment                                     15,667
  Interest and other
  income                                       444,870
  Minority interest                             74,016
                                              (805,913)

  Income before
   income taxes                              1,197,708

Income taxes                                    15,398

     Net earnings                            1,182,310

Retained earnings,
 beginning of
 period                                     47,359,807
Retained earnings,
 end of period                             $48,542,117





Earnings per
 share                                        $    .26


Weighted average
 number of shares
 outstanding                                 4,557,597


See accompanying notes to consolidated financial statements.



























                     DEVCON INTERNATIONAL CORP.
                          AND SUBSIDIARIES

                Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1995 and 1994
                             (Unaudited)


[CAPTION]


                                          1995           1994


Cash flows from operating activities
  Net earnings                      $   625,337     $ 1,182,310
  Adjustments to reconcile net
    earnings to net cash provided
    by operating activities:
   Depreciation and amortization      2,439,929       3,352,291
   Deferred income taxes                      -          32,004
   Provision for doubtful accounts
    and notes                           150,000         150,000
   Gain on sale of equipment           (153,221)        (15,668)
   Minority interest income             (86,742)        (74,016)

  Changes in operating assets and
    liabilities:
   Decrease (Increase) in
     receivables, net                   570,648     (1,540,757)
   Increase in costs in excess
    of billings and estimated
    earnings                            (77,709)       (685,727)
   Decrease (Increase) in inventories    358,229       (377,287)
   Increase in other current assets    (287,944)       (528,978)
   Increase in other assets             (33,781)       (371,166)
   Increase (Decrease) in accounts
    payable, trade and other         (2,167,958)      1,135,446
   Increase in billings in excess
    of costs and estimated earnings     453,484         858,809
   Decrease in income taxes payable      (9,153)        (26,396)
   Decrease in other liabilities       (107,822)       (227,086)

  Net cash provided by
    operating activities              1,673,297       2,863,779

Cash flows from investing activities
  Purchase of property, plant and
    equipment                        (2,162,888)     (1,760,583)
  Proceeds from disposition of
    property, plant and equipment       339,208         434,095
  Issuance of notes                    (200,993)     (1,827,546)
  Payments received on notes          2,119,433         273,025
  Advances to affiliates                (18,310)        (12,862)
  Advances from affiliates              200,000         100,000

  Net cash provided by (used in)
    investing activities                276,450      (2,793,871)



See accompanying notes to consolidated financial statements.














































                     DEVCON INTERNATIONAL CORP.
                          AND SUBSIDIARIES

               Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1995 and 1994
                             (Unaudited)



[CAPTION]


                                     1995         1994

Cash flows from financing activities
  Proceeds from debt             $ 3,777,068 $ 3,271,728
  Principal payments on debt     (5,830,510) (3,768,532)
  Net borrowings from bank
  overdrafts                         242,763     126,938

  Net cash used in
    financing activities         (1,810,679)   (369,866)

  Net increase (decrease) in
    cash and cash equivalents        139,068   (299,958)

  Cash and cash equivalents,
    beginning of period            1,080,062   1,263,827
  Cash and cash equivalents,
    end of period                $ 1,219,130 $   963,869



Supplemental disclosures of
  cash flow information
  Cash paid for

    Interest                     $ 1,400,985 $ 1,233,552

    Income taxes                 $    26,213 $    80,154




See accompanying notes to consolidated financial statements.






                     DEVCON INTERNATIONAL CORP.
                          AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.

The accounting policies followed by the Company are set forth in Note (1) to the Company's financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1995 and the results of its operations and cash flows for the three and six months ended June 30, 1995 and 1994.

The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1995 vs Three Months
Ended June 30, 1994

REVENUES

The Company's revenues during the second quarter of 1995 were $14.7 million, as compared to $16.9 million during the second quarter of 1994. This 12.8 percent decrease was primarily due to decreases in the Company's land development contracting division revenues and other revenues, offset by a slight increase in concrete and related products division revenues.

The Company's concrete and related products division revenues increased 2.4 percent to $10.3 million during the second quarter of 1995 from $10.0 million during the second quarter of 1994. This increase was primarily due to increased demand for this division's products on two Caribbean islands, which was generated by a modest increase in the overall level of construction activity, offset by decreased demand in certain other island locations.

Revenues from the Company's land development contracting division decreased by 38.5 percent to $3.6 million during the second quarter of 1995 from $5.9 million during the second quarter of 1994. This decrease was primarily attributable to the completion in late 1994 of several construction contracts obtained during the latter part of 1993. The Company's backlog of unfilled portions of land development contracts at June 30, 1995 was $6.1 million, involving fifteen projects. As a result of the Company's current backlog it does not appear likely that the Company will achieve the contract revenue levels obtained in 1994. The Company expects that most of the backlog outstanding at June 30, 1995 will be completed by the end of 1995.

Revenues from the Company's other operations (a marina and a ceiling tile manufacturing partnership) were $840,000 during the second quarter of 1995 and $1.0 million during the second quarter of 1994. This decrease is due primarily to a decrease in marina revenues resulting from a modest reduction in occupancy levels over those attained during the second quarter of 1994.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenues decreased to 71.0 percent during the second quarter of 1995 from 74.7 percent during the second quarter of 1994. This decrease was primarily attributable to the increase in revenues recognized and some reductions in fixed operating costs. The Company's margins will also fluctuate depending on the mix of products sold and the locations in which sales are made during the quarter.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenues increased to 90.9 percent during the second quarter of 1995 from 84.3 percent during the second quarter of 1994. This increase is primarily attributable to the decline in revenues actually recognized and the costs incurred as a result of owning and operating heavy construction equipment, some of which, because of the Company's current level of construction volume, is not heavily utilized. In addition, the Company's gross margins are affected by the varying profitability levels of individual contracts and the stage of completion of such contracts.

COST OF OTHER

Cost of other as a percentage of other revenues was 73.9 percent in the second quarter of 1995 and 75.8 percent in the second quarter of 1994. This decrease is primarily attributable to improvements in the ceiling tile manufacturing process which has resulted in a lower spoilage rate during production.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense ("SG&A expense") was $2.7 million during the second quarter of 1995 and $2.6 million during the second quarter of 1994. This increase was primarily attributable to higher than expected operating expenses, offset by a reduction in expense attributable to personnel reductions. Due to severance costs, the full impact of these cost reductions will not be realized until 1996. As a percentage of revenue, SG&A expense increased to 18.5 percent for the second quarter of 1995 from 15.6 percent for the second quarter of 1994. This percentage increase was primarily attributable to the decrease in revenues actually recognized and the increase in SG&A expenses actually incurred.

DIVISIONAL OPERATING INCOME

Operating income was $699,000 for the second quarter of 1995 as compared to $1.1 million for the second quarter of 1994. The Company's concrete and related products division operating income increased to $1.2 million during the second quarter of 1995 from $410,000 during the second quarter of 1994. This increase is primarily attributable to improvements in gross profit margins and reductions in SG&A expense incurred by this division.

The Company's land development contracting division operating income decreased to a loss of $289,000 for the second quarter of 1995 from income of $543,000 for the second quarter of 1994. This decrease is primarily attributable to the reduction in contract revenues.

INTEREST AND OTHER INCOME

Interest and other income decreased to $92,000 in the second quarter of 1995 from $211,000 in the second quarter of 1994. This decrease was due primarily to a decrease in interest bearing notes and investments.

NET EARNINGS

The Company's net earnings decreased to $324,000 during the second quarter of 1995 from $650,000 for the same period in 1994. This decrease is primarily attributable to decreases in contracting revenues and profits.

Comparison of Six Months Ended June 30, 1995 vs Six Months Ended
June 30, 1994

REVENUES

The Company's revenues during the first six months of 1995 were $29.6 million, as compared to $34.1 million during the same period in 1994. This 13.2 percent decrease was primarily due to decreases in the Company's land development contracting division revenues.

The Company's concrete and related products division revenues increased 0.2 percent to $19.8 million during the first six months of 1995 from $19.7 million during the same period in 1994. This increase was primarily due to increased demand for this division's products on two Caribbean islands, which was generated by a modest increase in the overall level of construction activity, offset by decreased demand in certain other island locations.

Revenues from the Company's land development contracting division decreased by 35.1 percent to $7.9 million during the first six months of 1995 from $12.1 million for the same period in 1994. This decrease was primarily attributable to the completion in late 1994 of several construction contracts obtained during the latter part of 1993. The Company's backlog of unfilled portions of land development contracts at June 30, 1995 was $6.1 million, involving fifteen projects. As a result of the Company's current backlog it does not appear likely that the Company will achieve the contract revenue levels obtained in 1994. The Company expects that most of the backlog outstanding at June 30, 1995 will be completed by the end of 1995.

Revenues from the Company's other operations (a marina and a ceiling tile manufacturing partnership) were $2.0 million during the first six months of 1995 and $2.3 million for the same period in 1994. This decrease is due primarily to a decrease in marina revenues resulting from a modest reduction in occupancy levels over those attained during the first six months of 1994.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenues decreased to 73.8 percent during the first six months of 1995 from 74.8 percent for the same period in 1994. This decrease was primarily attributable to the increase in revenues recognized and some reductions in fixed operating costs. The Company's margins will also fluctuate depending on the mix of products sold and the locations in which sales are made during the quarter.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenues increased to 83.9 percent during the first six months of 1995 from 83.4 percent during the same period in 1994. This increase is primarily attributable to the decline in revenues actually recognized and the costs incurred as a result of owning and operating heavy construction equipment, some of which, because of the Company's current level of construction volume, is not heavily utilized. In addition, the Company's gross margins are affected by the varying profitability levels of individual contracts and the stage of completion of such contracts.

COST OF OTHER

Cost of other as a percentage of other revenues decreased to 70.7 percent during the first six months of 1995 from 76.9 percent for the same period in 1994. This decrease is primarily attributable to improvements in the ceiling tile manufacturing process which has resulted in a lower spoilage rate during production.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense ("SG&A expense") was $5.6 million during the first six months of 1995 and $5.5 million for the same period in 1994. This increase was primarily attributable to higher than expected operating expenses, offset by a reduction in expense attributable to personnel reductions. Due to severance costs, the full impact of these cost reductions will not be realized until 1996. As a percentage of revenue, SG&A expense increased to 18.8 percent for the first six months of 1995 from 16.1 percent for the same period in 1994. This percentage increase was primarily attributable to the decrease in revenues actually recognized and the increase in SG&A expenses actually incurred.

DIVISIONAL OPERATING INCOME

Operating income was $1.5 million for the first six months of 1995 as compared to $2.0 million for the same period in 1994. The Company's concrete and related products division operating income increased to $1.6 million during the first six months of 1995 from $845,000 during the same period in 1994. This increase is primarily attributable to improvements in gross profit margins and reductions in SG&A expenses incurred by this division.

The Company's land development contracting division operating income decreased to $58,000 for the first six months of 1995 from $1.1 million during the same period in 1994. This decrease is primarily attributable to the reduction in contract revenues.

INTEREST AND OTHER INCOME

Interest and other income decreased to $236,000 for the first six months of 1995 from $445,000 during the same period in 1994. This decrease was due primarily to a decrease in interest bearing notes and investments.

NET EARNINGS

The Company's net earnings decreased to $625,000 during the first six months of 1995 from $1.2 million during the same period in 1994. This decrease is primarily attributable to decreases in contracting revenues and profits.

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

The Company has funded many of these expenditures out of its current working capital. However, notwithstanding the foregoing and after factoring in the Company's obligations as set forth below, management believes that the Company's cash flow from operations, existing working capital (approximately $9.2 million at June 30, 1995) and funds available from lines of credit will be adequate to meet the Company's anticipated needs for operations during the next twelve months.

At June 30, 1995, the Company had a revolving secured line of credit in the amount of $2.0 million and three secured lines of credit in the amount of $1.0 million, $400,000 and $400,000 from commercial banks in South Florida and the Caribbean. The Company had $2.0 million of borrowings outstanding under the $2.0 million line of credit, $417,000 of borrowings outstanding under the $1.0 million line of credit and $800,000 of borrowings outstanding under the two $400,000 lines of credit. The $2.0 million line expires in May 1996, the $1.0 million line expires in June 1996 and the two $400,000 lines have no expiration date. The interest rates on all such indebtedness outstanding at June 30, 1995 was 9.5 percent.

The Company also has a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility expires on September 30, 1995 and bears interest at 14 percent per annum. At June 30, 1995 the Company had borrowings of $477,000 outstanding under this line.

The Company has entered into three term loans with a Caribbean bank, repayable in varying monthly installments through December 2001. The interest rate on indebtedness outstanding at June 30, 1995 ranged from 9.25 percent to 10.5 percent and the Company had $5.2 million of borrowings outstanding. The loans are secured by individual leasehold mortgages on a block manufacturing plant, a cement distribution facility and a marina in the U.S. Virgin Islands.

In September 1993, the Company entered into a $4.0 million secured term loan. Borrowings outstanding bear interest at the prime interest rate plus three fourths of one percent. The interest rate on indebtedness outstanding at June 30, 1995 was 9.75 percent and the Company has $2.5 million of borrowings outstanding. This loan is being repaid in quarterly installments which commenced in November 1993 and all remaining unpaid amounts are due in full on June 30, 1996. The loan is secured by the Company's notes receivable from the Government of Antigua and Barbuda.

The Company has borrowed $3.4 million from a Company officer. One note has an outstanding balance of approximately $3.2 million, is unsecured, bears interest at the prime interest rate and is due in full on January 1, 1997. The other note has a balance of $200,000, is secured by equipment, bears interest at 8 percent per annum and is due in monthly principal installments through February 1997 of $10,000, plus interest.

The Company purchases equipment from time to time as needed for its ongoing business operations. At present, management believes that the Company's inventory of equipment is adequate for its current contractual commitments and operating activities, however, the acquisition of significant new construction contracts, depending on the nature of the contract, the job location and job duration, may require the Company to make significant investments in heavy construction equipment. The Company expects to dispose of such equipment at the conclusion of a specific contract unless the equipment involved can be profitably employed elsewhere in the Company's operations. Through June 30, 1995, the Company has sold equipment with an original cost basis of approximately $1.6 million and net book value of $186,000. Additional sales are expected over the remainder of 1995. Accordingly, except for the circumstances previously discussed, and normal equipment replacements and additions, management does not anticipate having to make a substantial investment in new equipment during the current year. The Company believes it has available or can obtain sufficient financing for all of its contemplated equipment replacements and
additions.   Historically, the Company has used a number of lenders
to finance machinery and equipment purchases, including its ocean going bulk cement vessel, on an individual asset basis. At June 30, 1995, amounts outstanding to these lenders totalled $6.6 million. These loans are typically repaid over a three to six year term in monthly principal and interest installments.

A significant portion of the Company's outstanding debt bears interest at variable rates. The Company could be negatively impacted by a substantial increase in interest rates.

The Company has contingent obligations and has made certain guarantees in connection with acquisitions, its participation in certain joint ventures, certain employee and construction bonding matters and its receipt of a tax exemption. In connection with the St. Maarten acquisition, the Company agreed to pay the seller annually an amount per unit of certain concrete and stone products sold by the Company in St. Maarten from April 1, 1990 to March 31, 1998, but in no event less than $500,000 per year. The Company has certain offsets available against this payment which has reduced the minimum annual payment to $350,000 per year.

Notes receivable and accrued interest at June 30, 1995 include $17.3 million, net due the Company pursuant to certain promissory notes delivered to the Company in connection with two construction contracts with the Government of Antigua, $3.6 million of which is classified as a current receivable. Scheduled payments call for both quarterly and monthly principal and interest payments until maturity in 1997. The Government of Antigua has routinely made the required quarterly payments aggregating $2.0 million per year but has made only some of the required monthly payments. The Company does not presently anticipate material increases in or accelerations of payments by the Government of Antigua. The Company expects that the notes will not be satisfied at maturity but the Antiguan government has advised the Company that the current payment stream will continue until the obligation is satisfied. A portion of the payment received from Antigua is derived from the lease proceeds the Antiguan government receives from the United States Department of Defense for the rental of two military bases. In January 1995, the Antiguan government was notified by the United States government that one of the bases would be closed in 1996. Terms and conditions of the closure are the subject of ongoing discussions between the Antiguan government and representatives of the United States government. The Antiguan government has advised the Company that it will make up any shortfall in the military base proceeds from its general treasury.




























II.   OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:   None

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed by the Company during the first six months of fiscal 1995.











































                             SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    August 9, 1995             By: /S/ DONALD L. SMITH, JR.
                                    Donald L. Smith, Jr.
                                    President and Chief
                                    Executive Officer



Date:    August 9, 1995             By: /S/ WALTER B. BARRETT
                                    Walter B. Barrett
                                    Vice President, Finance and
                                    Chief Financial Officer