Form 10-Q
period 1995-09-30
DEVCON INTERNATIONAL CORP
filed 1995-11-14
CIK 28452

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

                               FORM 10-Q


(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1994 for the quarterly period ended
September 30, 1995 or

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


         YES     X                    NO

As of November 13, 1995, the number of shares outstanding of the Registrant's Common Stock was 4,431,177.
















































                      DEVCON INTERNATIONAL CORP.
                           AND SUBSIDIARIES




                                 INDEX

                                                          Page
Number

Part I.    Financial Information:


           Consolidated Balance Sheets - September
           30, 1995 and December 31, 1994. . . . . . . . . .


           Consolidated Statements of Operations and
           Retained Earnings - Three and Nine Months
           Ended September 30, 1995 and 1994 . . . . . . . .


           Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1995
           and 1994. . . . . . . . . . . . . . . . . . . . .


           Notes to Consolidated Financial Statements. . . .


           Management's Discussion and Analysis of
           Financial Conditions and Results of
           Operations. . . . . . . . . . . . . . . . . . . .


Part II.   Other Information . . . . . . . . . . . . . . . .



















PART I.    FINANCIAL INFORMATION


                      DEVCON INTERNATIONAL CORP.
                           AND SUBSIDIARIES

                      Consolidated Balance Sheets
               September 30, 1995 and December 31, 1994


[CAPTION]



                                     September 30,   December 31,
                                         1995            1994
                                      (Unaudited)      (Audited)

ASSETS

Current assets:
   Cash                            $    311,735     $    159,118
   Cash equivalents                     965,491          920,944
   Receivables, net                  12,241,161       14,600,993
   Prepaid expenses                   1,058,514          986,317
   Inventories                        7,745,557        8,131,881
   Costs in excess of billings
    and estimated earnings            2,718,921        2,611,494

         Total current assets        25,041,379       27,410,747

Property, plant and equipment

   Land                               5,767,976        5,498,857
   Buildings                          4,197,866        4,233,720
   Leasehold interests               12,582,739       12,454,758
   Machinery and equipment           71,215,161       69,865,911
   Furniture and fixtures             1,003,936          970,571
   Construction in process            2,442,807        2,285,638

                                     97,210,485       95,309,455
Less accumulated depreciation       (45,444,868)     (43,761,782)

                                     51,765,617       51,547,673
Investments in unconsolidated
 joint ventures and affiliates          230,280          230,280
Advances to unconsolidated joint
 ventures and affiliates              1,029,764        1,351,454
Receivables, net                     17,580,855       18,420,072
Intangible assets, net of
 accumulated amortization             1,121,935          500,582
Other assets                            715,502        1,044,311

                                   $ 97,485,332     $100,505,119

See accompanying notes to consolidated financial statements.


















































                      DEVCON INTERNATIONAL CORP.
                           AND SUBSIDIARIES

                      Consolidated Balance Sheets
               September 30, 1995 and December 31, 1994





                                     September 30,   December 31,
                                         1995            1994
                                      (Unaudited)      (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, trade and other  $  6,481,929     $  6,598,439
  Accrued expenses and other
 liabilities                              974,744        1,273,003
  Notes payable to banks                3,347,000        2,480,000
  Current installments of
 long-term debt                         7,163,660        7,033,073
  Billings in excess of costs and
    estimated earnings                     87,777           56,278
  Income taxes                             34,316           50,000

     Total current liabilities         18,089,426       17,490,793

Long-term debt, excluding current
  installments                         15,544,641       18,074,674
Minority interest in consolidated
  subsidiaries                          1,049,051          771,503
Deferred income taxes                   1,429,000        1,429,000
Other liabilities                         990,730        1,084,058

     Total liabilities                 37,102,848       38,850,028

Stockholders' Equity:
  Common stock, $0.10 par value
  Authorized 15,000,000 shares;
    issued and outstanding 4,431,177
    shares in 1995 and 1994               443,118          443,118
  Additional paid-in capital           11,740,700       11,740,700
  Retained earnings                    48,198,666       49,471,273

     Total stockholders' equity        60,382,484       61,655,091

                                     $ 97,485,332     $100,505,119

See accompanying notes to consolidated financial statements.























































                      DEVCON INTERNATIONAL CORP.
                           AND SUBSIDIARIES

      Consolidated Statements of Operations and Retained Earnings
        Three and Nine Months Ended September 30, 1995 and 1994
                              (Unaudited)




                              Three        Three         Nine
                             Months       Months        Months
                              Ended        Ended         Ended
                            Sept 30,     Sept 30,      Sept 30,
                              1995         1994           1995


Concrete and related
  products revenues      $ 8,032,604    $10,443,873    $27,791,599
Contracting revenues       3,366,867      4,816,284     11,228,479
Other revenues               764,723        980,649      2,756,455
     Total revenues       12,164,194     16,240,806     41,776,533

Cost of concrete and
  related products
 revenues                  6,804,224      7,628,512     21,384,054
Cost of contracting
 revenues                  3,262,097      3,934,707      9,859,228
Cost of other revenues       621,861        759,279      2,030,509

     Gross profit          1,476,012      3,918,308      8,502,742

Selling, general and
  administrative expenses  2,881,931      2,783,851      8,444,395

     Operating income
      (loss)              (1,405,919)     1,134,457         58,347

Other income (deductions)
  Interest expense          (632,335)      (668,228)    (1,947,086)
  Gain on sale of equipment      2,841       16,950        156,062
  Interest and other income     88,562      204,109        324,420
  Minority interest           48,907         37,277        135,650

                            (492,025)      (409,892)    (1,330,954)

     Income (loss) before
       income taxes       (1,897,944)       724,565     (1,272,607)

Income taxes                    -              -              -

     Net earnings (loss)  (1,897,944)       724,565     (1,272,607)

Retained earnings,
 beginning of period      50,096,610     48,542,117     49,471,273
Retained earnings, end
  of period              $48,198,666    $49,266,682    $48,198,666



Earnings (loss) per share   $   (.42)   $    .16          $   (.28)


Weighted average number of
  shares outstanding       4,562,317      4,569,590      4,560,046

(continued)

                                              Nine
                                             Months
                                              Ended
                                            Sept 30,
                                              1994

Concrete and related
  products revenues                        $30,170,067
Contracting revenues                        16,928,440
Other revenues                               3,271,926
     Total revenues                         50,370,433

Cost of concrete and
  related products revenues                 22,380,499
Cost of contracting revenues                14,036,908
Cost of other revenues                       2,520,035

     Gross profit                           11,432,991

Selling, general and
  administrative expenses                    8,310,311

     Operating income (loss)                 3,122,680

Other income (deductions)
  Interest expense                          (2,008,694)
  Gain on sale of equipment                     32,617
  Interest and other income                    648,979
  Minority interest                            111,293

                                            (1,215,805)

     Income (loss) before
       income taxes                          1,906,875

Income taxes                                     -

     Net earnings (loss)                     1,906,875

Retained earnings, beginning
  of period                                 47,359,807
Retained earnings, end
  of period                                $49,266,682



Earnings (loss) per share                  $       .42


Weighted average number of
  shares outstanding                         4,561,595



See accompanying notes to consolidated financial statements.



































                      DEVCON INTERNATIONAL CORP.
                           AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 1995 and 1994
                              (Unaudited)


[CAPTION]


                                          1995            1994


Cash flows from operating activities:
  Net earnings (loss)                 $(1,272,607)   $ 1,906,875
  Adjustments to reconcile net
    earnings to net cash provided
    by operating activities:
   Depreciation and amortization        3,546,623      4,948,795
   Provision for doubtful accounts
    and notes                             223,000        225,000
   Gain on sale of equipment             (156,069)       (32,617)
   Minority interest income               (48,907)      (111,293)

  Changes in operating assets and
    liabilities:
   Decrease (Increase) in receivables,
     net                                  912,839     (2,023,577)
   Increase in costs in excess
    of billings and estimated
    earnings                             (107,427)    (1,228,304)
   Decrease (Increase) in
    inventories                           386,324        (69,561)
   Increase in other current assets       (72,197)      (284,346)
   Increase in other assets               (24,190)      (150,103)
   Increase (Decrease) in accounts
    payable, trade and other             (144,289)       429,318
   Increase in billings in excess
     of costs and estimated earnings       31,499        336,000
   Decrease in income taxes payable       (15,684)      (121,267)
   Increase (Decrease) in other
     liabilities                          (93,328)       288,755

     Net cash provided by
       operating activities             3,165,587      4,113,675

Cash flows from investing activities:
  Purchase of property, plant and
    equipment                          (3,870,453)    (2,850,036)
  Proceeds from disposition of
    property, plant and equipment         640,601        530,536
  Payment to acquire subsidiary
    company                            (1,000,000)             -
  Issuance of notes                      (227,233)    (1,827,546)
  Payments received on notes            2,643,443        344,189
  Advances to affiliates                  (18,310)       (92,294)
  Advances from affiliates                340,000        100,000

     Net cash used in
       investing activities            (1,491,952)    (3,795,151)


See accompanying notes to consolidated financial statements.










































                      DEVCON INTERNATIONAL CORP.
                           AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 1995 and 1994
                              (Unaudited)


[CAPTION]




                                            1995           1994

Cash flows from financing activities:
  Proceeds from debt                  $ 6,509,127     $ 5,727,223
  Principal payments on debt           (8,041,573)     (6,576,617)
  Net borrowings from bank overdrafts      55,975         415,031

     Net cash used in
       financing activities            (1,476,471)       (434,363)

     Net increase (decrease) in
       cash and cash equivalents          197,164        (115,839)

     Cash and cash equivalents,
       beginning of period              1,080,062       1,263,827
     Cash and cash equivalents,
       end of period                  $ 1,277,266     $ 1,147,988



Supplemental disclosures of
  cash flow information
     Cash paid for

       Interest                       $ 2,011,139     $ 1,782,174

       Income taxes                   $    33,986     $   156,825



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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1995 and the results of its operations and cash flows for the nine months ended September 30, 1995 and 1994.

The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

On August 16, 1995, the Company acquired, for $1,000,000 cash, the stock of Societe des Carriers de Grand Case (SCGC) a French company engaged in the ready mix concrete and quarry business on the French island of St. Martin.

The transaction was accounted for as a purchase. The financial effects of this acquisition were not material to the Company's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1995 vs Three Months Ended September 30, 1994

REVENUES

The Company's revenues during the third quarter of 1995 were $12.2 million, as compared to $16.2 million during the third quarter of 1994. This 25.1 percent decrease was primarily due to decreases in the Company's land development contracting division and concrete and related products division revenues.

The Company's concrete and related products division revenues decreased 23.1 percent to $8.0 million during the third quarter of 1995 from $10.4 million during the third quarter of 1994. This decrease was primarily due to the disruption in operations caused by Hurricanes Luis and Marilyn. Hurricane Luis, which struck Antigua, St. Maarten and St. Martin on September 5th caused serious property damage on both islands. Hurricane Marilyn, which struck St. Thomas and St. Croix on September 15th, caused extensive property damage on St. Thomas. The Company's plants and equipment did not suffer significant damage and reopened within a week of the storms; however, except for St. Maarten and St. Martin, sales volumes have not yet returned to or exceeded pre-storm levels. The Company believes that demand for concrete and related products in 1996 will be stronger in Antigua, St. Maarten, St. Martin and St. Thomas, as the owners of storm damaged homes and businesses begin and continue repair and rebuilding work.

Revenues from the Company's land development contracting division decreased by 30.1 percent to $3.4 million during the third quarter of 1995 from $4.8 million during the third quarter of 1994. This decrease was primarily attributable to the completion in late 1994 of several construction contracts obtained during the latter part of 1993. The Company's contracting division operations were not adversely affected by Hurricanes Luis and Marilyn, although the Company has acquired one new construction project and believes it will acquire other storm- related projects. The Company's backlog of unfilled portions of land development contracts at September 30, 1995 was $9.2 million, involving twelve projects. As a result of the Company's current backlog it does not appear likely that the Company will achieve the contract revenue levels obtained in 1994. The Company expects that most of the backlog outstanding at September 30, 1995 will be completed by the end of 1995.

Revenues from the Company's other operations (a marina and a ceiling tile manufacturing partnership) were $765,000 during the third quarter of 1995 and $1.0 million during the third quarter of 1994. This decrease is due primarily to a decrease in marina revenues resulting from a reduction in occupancy levels over those attained during the third quarter of 1994. The marina was damaged by Hurricane Marilyn but reopened for business within a week of the storm and is now back in operation.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenues increased to 84.7 percent during the third quarter of 1995 from 73.0 percent during the third quarter of 1994. This increase was primarily attributable to the decrease in revenues recognized, offset by some reductions in fixed operating costs. The Company's margins will also fluctuate depending on the mix of products sold and the locations in which sales are made during the quarter.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenues increased to 96.9 percent during the third quarter of 1995 from 81.7 percent during the third quarter of 1994. This increase is primarily attributable to the decline in revenues actually recognized and the costs incurred as a result of owning and operating heavy construction equipment, some of which, because of the Company's current level of construction volume, is not heavily utilized. In addition, the Company's gross margins are affected by the varying profitability levels of individual contracts and the stage of completion of such contracts.

COST OF OTHER

Cost of other as a percentage of other revenues was 81.3 percent in the third quarter of 1995 and 77.3 percent in the third quarter of 1994. This increase is primarily attributable to the decline in revenues actually recognized, offset by improvements in the ceiling tile manufacturing process which has resulted in a lower spoilage rate during production.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A expense") was $2.9 million during the third quarter of 1995 and $2.8 million during the third quarter of 1994. This increase was primarily attributable to higher than expected operating expenses, offset by a reduction in expense attributable to personnel reductions. Due to severance costs, the full impact of these cost reductions will not be realized until 1996. As a percentage of revenue, SG&A expense increased to 22.5 percent for the third quarter of 1995 from 17.2 percent for the third quarter of 1994. This percentage increase was primarily attributable to the decrease in revenues actually recognized.


DIVISIONAL OPERATING INCOME (LOSS)

The Company had an operating loss of $1.4 million for the third quarter of 1995 as compared to operating income of $1.1 million for the third quarter of 1994. The Company's concrete and related products division operating income decreased to a loss of $604,000 during the third quarter of 1995 from income of $946,000 during the third quarter of 1994. This decrease is primarily attributable to declines in revenues and gross profits, offset by reductions in SG&A expense incurred by this division.

The Company's land development contracting division operating income decreased to a loss of $428,000 for the third quarter of 1995 from income of $428,000 for the third quarter of 1994. This decrease is primarily attributable to the reduction in contract revenues and gross profits.

NET EARNINGS (LOSS)

The Company had a net loss of $1.9 million during the third quarter of 1995 as compared to earnings of $725,000 for the same period in 1994. This decrease is primarily attributable to decreases in concrete and related products and contracting revenues and profits.

Comparison of Nine Months Ended September 30, 1995 vs Nine Months
Ended September 30, 1994

REVENUES

The Company's revenues during the first nine months of 1995 were $41.8 million, as compared to $50.4 million during the same period in 1994. This 17.1 percent decrease was primarily due to decreases in the Company's concrete and related products and land development contracting division revenues.

The Company's concrete and related products division revenues decreased 7.9 percent to $27.8 million during the first nine months of 1995 from $30.2 million during the same period in 1994. This decrease was primarily due to decreased demand for this division's products in the third quarter caused by the disruption in operations resulting from Hurricanes Luis and Marilyn, which struck the Caribbean in September 1995. Hurricane Luis, which struck Antigua, St. Maarten and St. Martin on September 5th caused serious property damage on both islands. Hurricane Marilyn, which struck St. Thomas and St. Croix on September 15th, caused extensive property damage on St. Thomas. The Company's plants and equipment did not suffer significant damage and reopened within a week of the storms; however, except for St. Maarten and St. Martin, sales volumes have not yet returned to or exceeded pre-storm levels. The Company believes that demand for concrete and related products in 1996 will be stronger in Antigua, St. Maarten, St. Martin and St. Thomas, as the owners of storm damaged homes and businesses begin and continue repair and rebuilding work.

Revenues from the Company's land development contracting division decreased by 33.7 percent to $11.2 million during the first nine months of 1995 from $16.9 million for the same period in 1994.
This decrease was primarily attributable to the completion in late 1994 of several construction contracts obtained during the latter part of 1993. The Company's contracting division operations were not adversely affected by Hurricanes Luis and Marilyn, although the Company has acquired one new construction project and believes it will acquire other storm related projects. The Company's backlog of unfilled portions of land development contracts at September 30, 1995 was $9.2 million, involving twelve projects. As a result of the Company's current backlog it does not appear likely that the Company will achieve the contract revenue levels obtained in 1994. The Company expects that most of the backlog outstanding at September 30, 1995 will be completed by the end of 1995.

Revenues from the Company's other operations (a marina and a ceiling tile manufacturing partnership) were $2.8 million during the first nine months of 1995 and $3.3 million for the same period in 1994. This decrease is due primarily to a decrease in marina revenues resulting from a reduction in occupancy levels over those attained during the first nine months of 1994.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenues increased to 76.9 percent during the first nine months of 1995 from 74.2 percent for the same period in 1994. This increase was primarily attributable to the decrease in revenues recognized, offset by some reductions in fixed operating costs. The Company's margins will also fluctuate depending on the mix of products sold and the locations in which sales are made during the quarter.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenues increased to 87.8 percent during the first nine months of 1995 from 82.9 percent during the same period in 1994. This increase is primarily attributable to the decline in revenues actually recognized and the costs incurred as a result of owning and operating heavy construction equipment, some of which, because of the Company's current level of construction volume, is not heavily utilized. In addition, the Company's gross margins are affected by the varying profitability levels of individual contracts and the stage of completion of such contracts.

COST OF OTHER

Cost of other as a percentage of other revenues decreased to 73.7 percent during the first nine months of 1995 from 77.0 percent for the same period in 1994. This decrease is primarily attributable to improvements in the ceiling tile manufacturing process which has resulted in a lower spoilage rate during production, offset by the decline in revenues actually recognized.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A expense") was $8.4 million during the first nine months of 1995 and $8.3 million for the same period in 1994. This increase was primarily attributable to higher than expected operating expenses, offset by a reduction in expense attributable to personnel reductions. Due to severance costs, the full impact of these cost reductions will not be realized until 1996. As a percentage of revenue, SG&A expense increased to 20.2 percent for the first nine months of 1995 from 16.5 percent for the same period in 1994. This percentage increase was primarily attributable to the decrease in revenues actually recognized and the increase in SG&A expenses actually incurred.

DIVISIONAL OPERATING INCOME (LOSS)

The Company had operating income of $59,000 for the first nine months of 1995 as compared to operating income of $3.1 million for the same period in 1994. The Company's concrete and related products division operating income decreased to $894,000 during the first nine months of 1995 from income of $1.8 million during the same period in 1994. This decrease is primarily attributable to reductions in revenues and gross profit by this division.

The Company's land development contracting division operating income decreased to a loss of $370,000 for the first nine months of 1995 from income of $1.5 million during the same period in 1994.
This decrease is primarily attributable to the reduction in contract revenues and gross profits.


NET EARNINGS (LOSS)

The Company had a net loss of $1.3 million during the first nine months of 1995 as compared to earnings of $1.9 million during the same period in 1994. This decrease is primarily attributable to decreases in concrete and related products and contracting revenues and profits.

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

The Company has funded many of these expenditures out of its current working capital. However, notwithstanding the foregoing and after factoring in the Company's obligations as set forth below, management believes that the Company's cash flow from operations, existing working capital (approximately $7.0 million at September 30, 1995) and funds available from lines of credit will be adequate to meet the Company's anticipated needs for operations during the next twelve months.

At September 30, 1995, the Company had a revolving secured line of credit in the amount of $2.0 million and three secured lines of credit in the amount of $1.0 million, $400,000 and $400,000 from commercial banks in South Florida and the Caribbean. The Company had $2.0 million of borrowings outstanding under the $2.0 million line of credit, $567,000 of borrowings outstanding under the $1.0 million line of credit and $800,000 of borrowings outstanding under the two $400,000 lines of credit. The $2.0 million line expires in May 1996, the $1.0 million line expires in June 1996 and the two $400,000 lines have no expiration date. The interest rates on all such indebtedness outstanding at September 30, 1995 was 9.3 percent.

The Company has a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility expired on September 30, 1995 and is being continued on a month to month basis until reapproved. The facility bears interest at 14.0 percent per annum. At September 30, 1995 the Company had borrowings of $489,000 outstanding under this line.

The Company also has a $500,000 secured line of credit from a commercial bank in the United States. The line expires in October 1996 and bears interest at the prime interest rate plus one half of one percent. At September 30, 1995, the Company had no borrowings outstanding under this line.

The Company has entered into three term loans with a Caribbean bank, repayable in varying monthly installments through December 2001. The interest rate on indebtedness outstanding at September 30, 1995 ranged from 9.0 percent to 10.3 percent and the Company had $4.9 million of borrowings outstanding. The loans are secured by individual leasehold mortgages on a block manufacturing plant, a cement distribution facility and a marina in the U.S. Virgin Islands.

In September 1993, the Company entered into a $4.0 million secured term loan. Borrowings outstanding bear interest at the prime interest rate plus three fourths of one percent. The interest rate on indebtedness outstanding at September 30, 1995 was 9.5 percent and the Company has $2.3 million of borrowings outstanding. This loan is being repaid in quarterly installments which commenced in November 1993 and all remaining unpaid amounts are due in full on June 30, 1996. The loan is secured by the Company's notes receivable from the Government of Antigua and Barbuda.

The Company has borrowed $4.4 million from a Company officer. One note has an outstanding balance of $4.2 million, is unsecured, bears interest at the prime interest rate and is due in full on January 1, 1997. The other note has a balance of $170,000, is secured by equipment, bears interest at 8.0 percent per annum and is due in monthly principal installments through February 1997 of $10,000, plus interest.

The Company purchases equipment from time to time as needed for its ongoing business operations. At present, management believes that the Company's inventory of equipment is adequate for its current contractual commitments and operating activities, however, the acquisition of significant new construction contracts, depending on the nature of the contract, the job location and job duration, may require the Company to make significant investments in heavy construction equipment. Through September 30, 1995, the Company has sold equipment with an original cost basis of approximately $2.4 million and net book value of $485,000. Additional sales are expected over the remainder of 1995. Accordingly, except for the circumstances previously discussed, and normal equipment replacements and additions, management does not anticipate having to make a substantial investment in new equipment during the current year. The Company believes it has available or can obtain sufficient financing for all of its contemplated equipment
replacements and additions.   Historically, the Company has used a
number of lenders to finance machinery and equipment purchases, including its ocean going bulk cement vessel, on an individual asset basis. At September 30, 1995 amounts outstanding to these lenders totalled $6.7 million. These loans are typically repaid over a three to six year term in monthly principal and interest installments.

The Company is in violation of certain loan covenants in two of its loan agreements. The Company has obtained a waiver from one lender and believes it can obtain a waiver of these violations from the other lender.

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

Notes receivable and accrued interest at September 30, 1995 include $16.8 million, net due the Company pursuant to certain promissory notes delivered to the Company in connection with two construction contracts with the Government of Antigua, $2.5 million of which is classified as a current receivable. Scheduled payments call for both quarterly and monthly principal and interest payments until maturity in 1997. The Government of Antigua has routinely made the required quarterly payments aggregating $2.0 million per year but has made only some of the required monthly payments. The Company does not presently anticipate material increases in or accelerations of payments by the Government of Antigua. The Company expects that the notes will not be satisfied at maturity but the Antiguan government has advised the Company that the current payment stream will continue until the obligation is satisfied. A portion of the payment received from Antigua is derived from the lease proceeds the Antiguan government receives from the United States Department of Defense for the rental of two military bases. In January 1995, the Antiguan government was notified by the United States government that one of the bases would be closed in 1996. The Antiguan government has advised the Company that it will make up any shortfall in the military base proceeds from its general treasury.



II.   OTHER INFORMATION



Item 6.         Exhibits and Reports on Form 8-K

                (a)      Exhibits:            None

                (b)      Reports on Form 8-K:

                         No reports on Form 8-K were filed by the Company during the first nine months of fiscal 1995.



























                              SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    November 13, 1995        By: /S/ DONALD L. SMITH, JR.
                                      Donald L. Smith, Jr.
                                      President and Chief
                                      Executive Officer

Date:    November 13, 1995        By: /S/ WALTER B. BARRETT
                                      Walter B. Barrett
                                      Vice President, Finance and
                                      Chief Financial Officer