Form 10-K
period 1995-12-31
DEVCON INTERNATIONAL CORP
filed 1996-04-01
CIK 28452

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                              FORM 10-K

[X]  For the fiscal year ended December 31, 1995

                                 OR

[ ]  For the transition period from            to

Commission file number 0-7152

                     DEVCON INTERNATIONAL CORP.
       (Exact name of registrant as specified in its charter)

            Florida                             59-0671992
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)           Identification No.)

1350 E. Newport Center Dr. Suite 201,               33442
     Deerfield Beach, FL                       (Zip Code)
 (Address of principal executive offices)

                           (954) 429-1500
        (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.10 par value
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X      No

As of March 25, 1996, the number of shares of the registrant's Common Stock outstanding was 4,464,510. The aggregate market value of the Common Stock held by nonaffiliates of the registrant as of March 25, 1996 was approximately $17,624,162, based on a closing price of $9.13 for the Common Stock as reported on the NASDAQ National Market System on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                 DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]













































                               PART I

Item 1.   Business.

General

Devcon International Corp. (the "Company") is the largest producer and distributor of ready-mix concrete and quarry products in the United States Virgin Islands, Antigua and Barbuda, West Indies ("Antigua"), St. Maarten, Netherlands Antilles ("St. Maarten"), St. Martin, French West Indies ("St. Martin") Saba, Netherlands Antilles ("Saba"), Dominica, West Indies ("Dominica") and Tortola, British Virgin Islands ("Tortola") and is a land development contractor in the Caribbean.

In the Caribbean, the Company produces and distributes ready-mix concrete, crushed stone, concrete block and asphalt and distributes bulk and bagged cement. The Company's facilities have enabled the Company to establish a significant market share in most of the locations in which it operates and afford the Company resources, production capacity, a local presence and a cost structure that the Company believes would be difficult for competitors to duplicate. As a result, the Company has less competition and, therefore, produces a substantial percentage of the concrete and related products used in these islands.

The Company currently performs earthmoving, excavating and filling operations and builds golf courses, roads, utility infrastructures, dredges waterways and constructs deep water piers and marinas in the Caribbean. The Company has historically provided land devel-opment contracting services to both private enterprises and govern-ments in Florida and the Caribbean. Since early 1993, the Company has not been seeking new contracts in the United States. The Com-pany's project managers have substantial experience working in the land development contracting business, and the Company has equip-ment that is well-suited for the Caribbean markets. The Company has equipment and personnel in the Caribbean that the Company believes, in some instances, allow the Company to start work more quickly and less expensively than other contractors and, therefore, to bid competitively for and complete cost-effectively land development contracts. The Company believes its relationships with customers in the Caribbean give it a significant competitive advan-tage.

The Company also owns and operates a marina in the United States Virgin Islands and has a majority interest in a partnership that manufactures and sells specialty ceiling tiles. The ceiling tile business was discontinued for financial statement purposes as of December 31, 1995.


The following table sets forth certain financial information concerning the Company's concrete and related products, land development contracting and other businesses:

                                    1995       1994      1993
                                          (in thousands)
Revenues*:
  Concrete and related products     $37,716    $39,342   $38,300
  Contracting                        16,068     22,942    16,926
  Other                               2,367      2,965       638
        Total                       $56,151    $65,249   $55,864

Operating income (loss)*:

  Concrete and related products       1,252      2,841      (321)
  Contracting                          (569)     1,747    (6,943)
  Other                                 409        321       128
  Unallocated corporate overhead       (818)      (424)   (1,019)

        Total                       $   274    $ 4,485   $(8,155)


* Information is presented net of intersegment sales. See Note 12 of Notes to Consolidated Financial Statements for addi-tional financial information with respect to the Company's business segments. See Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements.

The Company's principal executive offices are located at 1350 East Newport Center Drive, Suite 201, Deerfield Beach, Florida 33442 and its telephone number is (954)429-1500. Unless the context otherwise requires, the terms the "Company" and "Devcon" as used herein refer to Devcon International Corp. and its subsidiaries.

Business Development

The Company expanded its operations in the Caribbean by acquiring a company in St. Martin in August 1995 which sells and distributes ready mix concrete and operates a quarry. The Company opened ready-mix concrete plants on the islands of Saba and St. Kitts during the second quarter of 1993 and in 1992 completed the installation of a bulk cement facility and cement bagging plant in Dominica. In 1991, the Company opened a ready mix concrete plant on the island of Dominica and in October 1990 acquired the assets of a company engaged in the ready mix concrete and quarry business on the island of Tortola. The Company acquired an affiliated group of companies operating a ready mix concrete operation, block plant, cement plant and quarry in St. Maarten in April 1990. The Company is planning to open a quarry in Puerto Rico in early 1996 and is presently investigating the possibility of expanding its operations to other areas of the Caribbean where the Company does not presently do business. Such expansion can take place in the form of joint ventures, acquisitions or other business arrangements. The Company periodically reviews its strategic alternatives and is in the process of such review now, with the assistance of a financial advisor. The Company does not have any definitive agreements regarding any particular strategic alternative, joint venture, acquisition or business arrangement at this time and there can be no assurance that the Company will be able to consummate any such transactions on satisfactory terms.

Risks of Foreign Operations

Various portions of the Company's operations are conducted in foreign areas, primarily Antigua, St. Maarten, St. Martin, Dominica, Saba, St. Kitts and Tortola, all of which are in the Caribbean. In 1995, 53.1 percent of the Company's revenues were derived from foreign operations. Overseas contract work performed by the parent company (a United States corporation) is not considered foreign source revenue for purposes of the foregoing calculation. The majority of contract work is performed by the parent company. For a summary of the Company's revenues and earnings from foreign operations, see Note 10 of Notes to Consolidated Financial Statements. The potential risks of doing business in foreign areas include potential adverse changes in the diplomatic relations of foreign countries with the United States, changes in the relative purchasing power of the United States dollar, hostility from local populations, adverse effects of exchange controls, restrictions on the withdrawal of foreign investment and earnings, government policies against businesses owned by non-nationals, expropriations of property, the instability of foreign governments and the risk of insurrection that could result in losses against which the Company is not insured. The Company was not subject to these risks in Florida and is not subject to them in the United States Virgin Islands (a United States territory that uses the United States dollar as its currency). The Company also is subject under certain circumstances to United States Federal income tax upon the distribution of certain offshore earnings. See Note 8 of Notes to Consolidated Financial Statements. Although the Company has not encountered significant difficulties in its foreign operations in the past, there can be no assurance that the Company will not encounter difficulties in the future.

Concrete and Related Products

General The Company manufactures and distributes ready-mix concrete and crushed aggregate (both coarse and fine) on St. Thomas and St. Croix, United States Virgin Islands, Antigua, St. Maarten, St. Martin, Dominica, Saba, St. Kitts and Tortola (although crushed aggregate is not manufactured on Dominica, St. Kitts and St. Maarten). The Company's customers on St. Kitts are limited, at this time, to those organizations or individuals engaged in duty free contracting or development activities. The Company also distributes bulk and bagged cement to customers on each of the foregoing islands. In addition, the Company manufactures concrete block on St. Thomas, Antigua and St. Maarten.

The Company's concrete and related products business employs assets such as quarries, rock crushing plants, bulk cement terminals, concrete block plants, concrete batch plants, a fleet of concrete mixer trucks, cement bagging facilities and asphalt plants, in various locations in the United States Virgin Islands, Antigua, St. Maarten, St. Martin, Dominica, St. Kitts, Saba and Tortola. The Company also has an oceangoing bulk cement ship that affords the Company ready access to reliable and more economical sources of cement. As a result, the Company has become the largest supplier of concrete and related products in the United States Virgin Islands, Antigua, St. Maarten, St. Martin, Dominica, Saba and Tortola. The Company is presently investigating the possibility of expanding its cement distribution and concrete and aggregate busi-ness to other areas in the Caribbean. See "Business - Business Development."

Ready-Mix Concrete and Concrete Block The Company's concrete batch plants mix cement, sand, crushed stone, water and certain chemical additives to produce ready-mix concrete for use in local construc-tion. The Company's fleet of concrete mixer trucks deliver the concrete to the customer's job site. At the Company's concrete block plants, a low moisture concrete mixture is machine formed, then dried and stored for later sale. The Company's ready-mix concrete operations are significantly larger than those of any other competitor on St. Croix, Antigua, St. Maarten, St. Martin, Dominica, Tortola, Saba and St. Thomas. The Company has the only concrete block plant on St. Thomas, and in Antigua and St. Maarten, the Company's block plant is the area's largest.

Quarry Operations and Crushed Stone The Company owns or leases quarry sites on which it blasts rock from exposed mineral forma-tions. At the quarries, this rock is crushed and screened to varying sizes of aggregate from 3 1/2-inch stones down to manufac-tured sand, and the aggregate is then sorted, cleaned and stored. The resulting aggregate is sold to customers and used in the Company's operations to make concrete products. The Company's quarries are the largest on St. Thomas, St. Croix, Antigua, St. Martin, Saba and Tortola. It is significantly less expensive to manufacture crushed rock at the Company's quarries than to import aggregate from off-island sources.

Bulk and Bagged Cement The Company has an oceangoing bulk cement ship with a 6,000 metric ton capacity. The ship delivers cement in bulk to the Company's cement terminals on St. Thomas, St. Croix, Antigua, Dominica and St. Maarten. From silos at these terminals, the cement is transferred for use in the Company's concrete batch plants, sold in bulk or bagged and then sold. Bulk cement is readily available from a number of manufacturers located throughout the Caribbean basin. As a result of the Company's bulk cement ship, the Company is able to assure itself of reliable and relatively economical sources of cement. See "Business - Equipment."

Supplies The Company presently obtains all of the crushed rock and a majority of the sand necessary for the production of ready-mix concrete in the United States Virgin Islands, Antigua, St. Martin, St. Maarten, Saba and Tortola by quarrying its own rock and crushing it at its own locations. The Company's ability to produce its own sand gives it a competitive advantage because of the substantial investment required to produce sand, the difficulty in obtaining the necessary environmental permits to establish quarries and the moratorium on mining beach sand imposed by most Caribbean countries. The sand the Company produces is blended with sand obtained from various offshore sources unaffiliated with the Company and, occasionally, from Company construction or dredging sites. The Company's oceangoing bulk cement ship described above allows it to satisfy its bulk cement requirements.

Customers The Company's primary customers are building contractors, governments, asphalt pavers and individual homeowners.

Customers generally pick up quarry products, concrete block and bagged cement at the Company's facilities, and the Company gen-erally delivers ready-mix concrete and bulk cement to the customer's job sites.

Competition The Company has few competitors in the concrete and related products business in the locations where it conducts business. The Company encounters competition from the producers of asphalt, which is an alternative material to concrete for road construction. The Company's concrete and related products facil-ities and the Company's oceangoing bulk cement ship have enabled the Company to establish a significant market share in the United States Virgin Islands, Antigua, St. Maarten, St. Martin, Dominica, Saba and Tortola and afford the Company resources, a production capacity, a local presence and a cost structure that the Company believes would be difficult for competitors to duplicate. As a result, the Company believes that it presently has a competitive advantage in the United States Virgin Islands, Antigua, St. Maarten, St. Martin, Dominica, Saba and Tortola.

Land Development Contracting

General The Company has completed a wide variety of land development construction projects since its inception, including interstate highways, airport sites and runways, deep-water piers and marinas, hydraulic dredging projects, golf courses, industrial site development and residential and commercial site development. The Company generally attempts to pursue the most profitable types of land development contracting work available, rather than attempting to maintain a high level of volume. In prior years, the Company has been engaged in residential and commercial site development (including golf courses) for real estate developers in Florida and the Caribbean, and marine construction (dredging of deep-water harbors and construction of deep-water piers and marinas) in the Caribbean. Since early 1993, the Company has not been seeking new contracts in the United States.

The nature of the work performed by the Company's land development contracting division is such that the work is accomplished and revenue generated on a contract-by-contract basis. The majority of the Company's land development contracts are less than one year in duration, although it does obtain multi-year contracts from time to time. A majority of the Company's contracts are fixed-price contracts. These contracts are bid or negotiated at an established price that does not vary except for changes in the scope of the work requested by the owner during the term of the contract. The majority of the Company's work is performed using its own labor and equipment and is not subcontracted. The Company also enters into unit-price contracts pursuant to which the Company's fee is based upon the quantity of work performed. The Company historically has contracted to provide land development contracting services to both private enterprises and governments. The Company believes that, on occasion, it is able to obtain more desirable margins on some private and public contracts in the United States Virgin Islands and Antigua because the Company has equipment and personnel in those markets that, in some instances, allow the Company to start work more quickly and less expensively than other contractors. As a result, the Company believes that it is able to bid competitively for and complete cost-effectively land development contracts in the Company's Caribbean markets.

Operations The Company's first step in any project is deciding whether to submit a bid on, or to negotiate to undertake, a particular project. The Company obtains leads for new projects from a variety of sources, including past or existing customers of the Company, referrals from past or existing customers and referrals from engineering firms with which the Company has estab-lished business relationships. At the appropriate time, a proposal is submitted that the Company believes will best meet a customer's objectives. In some instances in the past, the Company has provided long-term or short-term financing to facilitate early com-mencement or efficient continuation of a project. The Company believes that providing such financing enhances its ability to obtain more profitable construction contracts. The continuation of such financing is contingent upon the financial position and operating results of the Company. All project proposals and bids are reviewed by the Company's Vice President of Construction Operations and/or the Company's President, depending upon the size of the contract. After a proposal has been accepted, a formal contract is negotiated with the customer. The Company is normally the prime contractor on any work it undertakes. The Company assigns a project manager and a field superintendent to maintain close contact with the customer and its engineers, to supervise personnel and the relocation, purchase, lease and maintenance of equipment and to schedule and monitor the Company's operations.
The Company currently employs  5 job superintendents.

Backlog The Company's backlog of unfilled portions of land development contracts at December 31, 1995 was $11.4 million involving 25 projects, as compared to $6.8 million involving 23 projects at December 31, 1994. Since December 31, 1995 the Company has entered into new land development contracts in the Caribbean amounting to $432,000. As a result of the Company's current backlog, new contracts must be obtained as 1996 progresses, in order to achieve the contract revenue levels obtained in 1995. The Company reasonably expects that all of the backlog, including the 1996 contracts, will be completed during the year ending December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Revenues."

Bonding In order to bid on some private construction contracts and substantially all government contracts, the Company must obtain a bond for the performance of the contract. The Company's bonding capacity is sufficient to enable the Company to perform some government and major private contracts.

Competition The land development contracting business is extremely competitive, regardless of the general level of activity within the construction industry. The Company believes that the primary fac-tors of competition are price, prior experience and relationships, the amount of machinery and heavy equipment available to complete a given job, the speed with which a company can complete a specific contract, the availability of an engineering staff to assist an owner in planning its projects so as to minimize costs, the ability to innovate and, where applicable, the ability to obtain bonding for large contracts in order to guarantee completion. Management believes that the Company competes effectively on the basis of the foregoing factors and that the Company's relative competitive position in its Caribbean markets is favorable.

Other Operations

Marina Two subsidiaries of the Company own a Virgin Islands general partnership formed in 1988 to construct and operate a marina on a 4.92 acre parcel of land leased by the partnership from the United States Virgin Islands government. The lease is for a term of 20 years commencing in 1991 and contains a renewal option for an additional 10 years. The Company originally owned fifty percent of the marina partnership. It acquired management control of the marina in 1991 and acquired its partners fifty percent interest in 1992. The marina facility contains retail and office space, a fuel farm and 96 slips for boats ranging in size from 15 to 200 feet in length.

Discontinued Operations

In September 1989, a subsidiary of the Company obtained a minority interest in a partnership engaged in the manufacture, sale and distribution of acoustical ceiling tiles. The subsidiary invested approximately $1.2 million in the partnership for a 29 percent interest and two of the Company's directors obtained an 11 percent interest for which they paid $450,000. In January 1994 an Antiguan subsidiary of the Company became the new general partner and the Company's ownership interest in the partnership was increased to
57.98 percent.  The directors' ownership interest was reduced to
6.47 percent. In November 1995 the Company elected to dispose of this operation because of its poor operating results and uncertain prospects for improvement. Accordingly, at December 31, 1995, the intended disposal has been accounted for as a discontinued operation. The financial statements for all prior periods presented have been restated to reflect the ceiling tile partnership as a discontinued operation. The Company's investment in the partnership was written down $800,000, to its estimated net realizable value of approximately $749,000, which consists of property, equipment and inventory with a net book value of approximately $1.4 million, along with debt of approximately $621,000. The Company provided no reserve for anticipated losses during the phaseout period and expects to recognize no income tax benefit on the loss from discontinued operations. The Company is currently negotiating the sale of a major portion of the partnership's net assets, however, no definitive sales agreement has been concluded at this time.

In 1991 the marina, discussed in "Other Operations", was classified as a discontinued operation for financial statement presentation purposes. The marina assets were written down $2.2 million dollars, to their estimated net realizable value, and a reserve of $1.3 million dollars was established for marina losses for the period from January 1, 1992 to the expected disposal date. The Company elected to reconsolidate the marina operation into its financial statements as of September 30, 1993, primarily because the Company believed it would take a significant amount of time to dispose of the marina in the current real estate market. Approximately $600,000 of the original $1.3 million reserve was reflected as a gain on discontinued operations subsequently retained.

Tax Exemptions and Benefits

The Company for a number of years has benefitted from having a substantial part of the earnings of its offshore operations taxed at rates lower than United States statutory Federal income tax rates due to tax exemptions and lower prevailing tax rates offshore. The United States Virgin Islands Industrial Development Commission ("IDC") and the Government of Antigua have granted the Company certain tax exemptions that exempt a larger portion of the earnings of the Company's offshore operations from tax in the United States Virgin Islands and Antigua through 2003 and 1996, as more fully described below.

In April 1988, the IDC granted a subsidiary of the Company a 10-year tax exemption expiring in 1998, pursuant to which, and subject to certain conditions and exceptions, the Company's (i) production and sale of ready-mix concrete; (ii) production and sale of concrete block on St. Thomas and St. Johns and outside of the Virgin Islands; (iii) production and sale of sand and aggregate; and (iv) bagging of cement from imported bulk cement, are 100 percent exempt from all United States Virgin Islands real property, gross receipts (currently set at 4 percent) and excise taxes, 90 percent exempt from United States Virgin Islands income taxes, and approximately 83 percent exempt from United States Virgin Islands custom duties. The IDC granted the Company the tax exemption in return for the Company's commitment to (i) make capital expendi-tures of at least $4.6 million for new or replacement equipment over a 10-year period, which the Company has satisfied; (ii) employ a minimum of 142 United States Virgin Islands residents as full-time personnel; (iii) spend at least $75,000 annually for a youth training program; (iv) not increase the price of its concrete and related products except as the result of certain direct cost increases incurred by the Company over which it has no control; and
(v) make an annual scholarship fund contribution of $150,000.

In January 1994, the Company received a five year extension, through April 2003, of its previously granted benefits. This extension was granted in return for the Company agreeing to (i) continue to employ a minimum of 160 United States Virgin Islands residents as full time personnel, (ii) make additional capital expenditures of $1.7 million and (iii) continue to make a combined youth training/scholarship contribution of $225,000 per annum during the extension period.

In partial consideration for the Company's work on a major contract, the Government of Antigua granted two subsidiaries of the Company a 10-year tax holiday effective January 1, 1987 and expiring on December 31, 1996 from all taxes due (i) in connection with the Company's construction contract with Antigua to, among other things, dredge St. John's harbor, (ii) as a result of the Company's participation in a joint venture to develop 230 acres of vacant land as well as 20,000 square feet of commercial property in Antigua; and (iii) in connection with the Company's sale of concrete and related products in Antigua. The tax holiday also exempted the Company from certain accrued tax liabilities. In 1989, in connection with and in consideration for additional work done by the Company with respect to the foregoing contract, the Government of Antigua granted an additional tax exemption to the Company. The tax exemption exempts the Company from taxes that would otherwise result from the Company's income relating to a construction contract in Jolly Harbor, Antigua.

Furthermore, as a result of certain United States tax laws, earnings from the Company's offshore operations are not taxable for United States Federal income tax purposes and most post-April 1988 concrete and related product earnings in the United States Virgin Islands can be distributed to the Company in the United States free of statutory United States Federal income tax. However, the distribution to the Company's United States operations of (i) earn-ings from the Company's United States Virgin Islands operations accumulated prior to April 1, 1988 or (ii) earnings from the Company's Antigua, St. Martin, St. Maarten, Dominica, Saba, St. Kitts and Tortola operations, would in each case subject the Company to United States Federal income tax on any amounts so distributed, less applicable tax credits for taxes previously paid in such jurisdictions. At December 31, 1995, $41.0 million of such accumulated earnings from the Company's United States Virgin Islands, Antigua, St. Martin, St. Maarten, Dominica, Saba, St. Kitts and Tortola operations had not been distributed to the Company's United States operations. The Company has not provided for Federal income tax on the undistributed earnings of foreign subsidiaries because the Company intends to permanently reinvest those earnings in regions offshore of the United States.

The aforementioned tax exemptions, along with the Company's ability to receive most of the current earnings from its United States Virgin Islands operations without being subjected to United States Federal income taxes thereon, result in a significant reduction in the tax expense (including Federal income taxes) incurred by the Company with respect to its earnings from Caribbean operations.
For further information on both tax exemptions and income taxes in general, see Note 8 of Notes to Consolidated Financial Statements.

Equipment

The concrete and related products and the land development contracting businesses require the Company to purchase and maintain many items of equipment. As of December 31, 1995, the Company's equipment included an ocean going bulk cement vessel, draglines, cranes, bulldozers, road graders, rollers, backhoes, earthmovers, hydraulic dredges, barges, traxcavators, rock crushers for use at the Company's rock crushing plants, equipment at the Company's bulk cement terminals and concrete block and batch plants, concrete mixer trucks, asphalt processing and paving equipment and other miscellaneous items. A portion of this equipment is encumbered by chattel mortgages. See Notes 7 and 11 of Notes to Consolidated Financial Statements.

Employees

At December 31, 1995, the Company employed 99 persons in the land development contracting business in the Caribbean, of whom 31 United States Virgin Islands and Antigua employees are members of a union. The Company employed 403 persons in its concrete and related products division, of whom 128 employees in the Caribbean are members of a union. The Company will also utilize personnel in one division or another as its needs warrant. In addition, the Company employs 40 managerial, supervisory and administrative personnel in the overall administration and management of all divi-sions of the Company. Employee relations in the Company are considered satisfactory and the Company has never been subjected to a work stoppage.

Miscellaneous Investments and Joint Ventures

The Company has invested or participated in several joint ventures in connection with the activities of its land development contracting division and concrete and related products division, which are more particularly described below.

In connection with a land development contract with the Government of Antigua and as partial consideration therefor, the Company obtained a 75 percent interest in a corporation formed to own and develop approximately 230 acres of real property in Antigua (the "Corbkinnon Property"), and a 1 percent interest in another corporation (the "Newport Project") formed to develop approximately 20,000 square feet of commercial property located in downtown St. Johns, Antigua. In 1990, the Company sold a portion of its 75 percent interest in the Corbkinnon Property for $500,000 and the buyer's commitment to provide 50 percent of the financing required to develop the project. The Company agreed to provide the first $500,000 of financing and provide a guarantee for 50 percent of all additional financing required. As a result of the transaction, the Company's remaining interest in the Corbkinnon Property is 34 percent. The Company did not record earnings or losses for the Newport Project in 1995 because the amounts are not material. The Company wrote down its investment in the Corbkinnon Property by $200,000 in 1993. For additional information, see Notes 4 and 10 of Notes to Consolidated Financial Statements.

The Company is a 43 percent shareholder in a Tortolan corporation formed to construct condominium housing units in Antigua. The Company has advanced $200,000 in capital contributions to the Tortolan corporation. In 1995, the Company recorded no earnings or loss related to its investment in this corporation, which investment is being accounted for under the equity method. For additional information, see Note 4 of Notes to Consolidated Financial Statements.






























Item 2.  Property

General

Substantially all of the real property that the Company owns or leases is utilized by its concrete and related products division. The Company has quarries, rock crushing plants and concrete batch plants on St. Thomas, St. Croix, Antigua, St. Martin, Saba and Tortola, concrete batch plants on Dominica, St. Maarten and St. Kitts, and bulk cement terminals and cement bagging facilities on St. Croix, St. Thomas, St. Maarten, Dominica and Antigua. In addition, the Company has asphalt plants on St. Croix and Antigua and concrete block plants on St. Thomas, Antigua and St. Maarten.


Other Property

The Company also has a 34 percent interest in 230 acres of real property and a 1 percent interest in a commercial property development, both in Antigua (see "Business - Miscellaneous Investments and Joint Ventures"), and the Company owns undeveloped parcels of land in Collier County, Florida, and St. Johns, United States Virgin Islands. The Company has no current plans to develop or sell the parcels located in the United States and United States Virgin Islands.

The following table sets forth certain information concerning the property and facilities that are owned or leased by the Company for use in its operations.

[CAPTION]


                                                   Lease Expira-
                                                   tion with all
Description                     Location              Options

Principal executive
  offices                    Deerfield Beach        5/07
Maintenance shop
  for heavy equip-
  ment                       Deerfield Beach        Month to Month

Concrete block plant and     St. Thomas             6/04
  equipment maintenance
  facility
Quarry and office building   St. Thomas             -
Quarry and concrete
  batch plant                St. Thomas             2/98
Barge terminal               St. Thomas             7/97
Bulk cement terminal
 and bagging facility        St. Thomas             5/12
Marina and adjoining
 commercial property         St. Thomas             6/21
Quarry                       St. Thomas             8/96

Bulk cement terminal,
 bagging facility            St. Croix              -
Concrete batch plant
 and office                  St. Croix              -
Quarry, rock crushing
 plant and                   St. Croix              -
  maintenance shop           St. Croix              7/10
                             St. Croix              5/03

Concrete batch plant,
  concrete block             Antigua                9/16
  plant, rock crushing
  plant, asphalt plant,
  quarry and office
Bulk cement terminal and
  bagging facility           Antigua                -

Concrete batch plant,
  cement bagging             Dominica               6/12
  plant, undeveloped
  land, silo and office      Dominica               -

Concrete batch plant
  and block plant            St. Maarten            5/12
Equipment maintenance
  facility and office
  building                   St. Maarten            6/48
Cement terminal and
  barge unloading
  facility                   St. Maarten            6/05
Bagging facility             St. Maarten            4/01
Undeveloped land - future
  site of concrete           St. Maarten            3/51
  batch plant, concrete
  block plant, equipment
  maintenance facility and
  office building

Quarry, rock crushing
  plant, concrete            Tortola                -
  batch plant, equipment
  maintenance facility
  and office building

Quarry, rock crushing
  plant and                  Saba                   12/02
  concrete batch plant


Concrete batch plant         St. Kitts              Month to Month

Quarry, rock crushing
  plant, concrete            St. Martin             7/10
  batch plant and
  office building

Ceiling tile manu-
  facturing plant and
  office                     Matamoros              -


(continued)

     Description                                     Leased Area

Principal executive
  offices                                      8,410 sq.ft.(1)
Maintenance shop
  for heavy equip-
  ment                                          4.40 acres(1)(2)

Concrete block plant and                       11.00 acres(1)
  equipment maintenance facility
Quarry and office building                      8.50 acres
Quarry and concrete batch plant                44.00 acres(1)
Barge terminal                                  1.50 acres(1)
Bulk cement terminal and bagging facility        .50 acres(1)
Marina and adjoining commercial property        4.92 acres(1)
Quarry                                          7.49 acres (1)

Bulk cement terminal, bagging facility          7.00 acres
Concrete batch plant and office                 3.20 acres
Quarry, rock crushing plant and                61.34 acres
  maintenance shop                              6.00 acres (1)
                                               10.78 acres (1)

Concrete batch plant, concrete                 22.61 acres (1)
  block plant, rock crushing plant,
  asphalt plant, quarry and office
Bulk cement terminal and bagging facility       8.00 acres

Concrete batch plant, cement bagging            1.14 acres (1)
  plant, undeveloped land, silo and office       .77 acres

Concrete batch plant and block plant            7.77 acres(1)
Equipment maintenance facility
  and office building                           5.38 acres (1)
Cement terminal and barge unloading
  facility                                       .30 acres (1)
Bagging facility                                 .30 acres (1)
Undeveloped land - future site of concrete      3.00 acres(1)
  batch plant, concrete block plant,
  equipment maintenance facility and
  office building

Quarry, rock crushing plant, concrete          30.00 acres
  batch plant, equipment maintenance
  facility and office building

Quarry, rock crushing plant and                 6.00 acres(1)(3)
  concrete batch plant

Concrete batch plant                            1.00 acre(1)(3)

Quarry, rock crushing plant, concrete          123.5 acres (1)
 batch plant and office building

Ceiling tile manufacturing plant and office     2.47 acres






(1) Underlying land is leased, however, any equipment or machinery on the land is owned by the Company.

(2)  Leased from Donald L. Smith, Jr., the Company's Chairman,
     President, and Chief Executive Officer.  See "Certain
     Relationships and Related Transactions."

(3)  Acreage is estimated.


Item 3.   Legal Proceedings

The Company is from time to time involved in routine litigation arising in the ordinary course of its business, primarily related to its contracting activities. No litigation in which the Company is presently involved is material to its financial position or results of operations.

The Company is subject to certain Federal, state and local en-vironmental laws and regulations. Management believes that the Company is in compliance with all such laws and regulations. Compliance with environmental protection laws has not had a material adverse impact on the Company's financial condition or results of operations in the past and is not expected to have a material adverse impact in the foreseeable future.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1995.





                               PART II



Item 5. Market for Registrant's Common Equity and Related Stock-holder Matters.


MARKET INFORMATION

The Company's Common Stock is traded in the over-the-counter market and quoted in the NASDAQ National Market System under the symbol DEVC. The following table sets forth the high and low sales prices for the Company's Common Stock for each quarter for the last two fiscal years as quoted in the NASDAQ National Market System.


       1995               High            Low

       First Quarter      $8.75           $8.00
       Second Quarter      8.38            6.75
       Third Quarter       9.88            5.50
       Fourth Quarter      8.88            6.87

       1994               High            Low

       First Quarter      $7.50           $6.37
       Second Quarter      9.50            6.75
       Third Quarter       9.75            7.75
       Fourth Quarter      8.75            7.75


As of March 25, 1996, there were 247 holders of record of the 4,464,510 outstanding shares of Common Stock. The closing sales price for the Common Stock on March 25, 1996 was $9.13. The Company paid no dividends in 1995 or 1994. The payment of cash dividends will depend upon the earnings, financial position and cash requirements of the Company, its compliance with loan agreements and other relevant factors existing from time to time. The Company does not presently intend to pay dividends.

Item 6.   Selected Financial Data

The following selected financial data of the Company and its consolidated subsidiaries are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data for each of the 5 years in the period ended December 31, 1995, are derived from the Consolidated Financial Statements of the Company audited by KPMG Peat Marwick LLP, independent certified public accountants. The Consolidated Financial Statements of the Company as of December 31, 1995 and 1994 and for each of the years in the three year period ended December 31, 1995, and the report thereon appear elsewhere herein.

[CAPTION]


                                         Year Ended December 31,
                                  1995       1994      1993
Earnings Statement Data:               (In thousands, except per
                                       share amounts)
Concrete and related
  products revenues              $ 37,716   $ 39,342   $ 38,300
Contracting revenues               16,068     22,942     16,926
Other revenues                      2,367      2,965        638
  Total revenues                   56,151     65,249     55,864

Cost of concrete and
  related products                 29,069     29,200     31,820
Cost of contracting                14,103     19,250     19,700
Cost of other                       1,721      2,388        529
  Gross profit                     11,258     14,411      3,815

Selling, general and
  administrative
  expenses                         10,984      9,926     11,970

    Operating income
     (loss)                           274      4,485     (8,155)

Other deductions                   (1,961)    (1,854)    (3,338)

  Income (loss) from
    continuing
    operations before
    income taxes                   (1,687)     2,631    (11,493)

Income taxes                          145         50        108

  Income (loss) from
    continuing
    operations                     (1,832)     2,581    (11,601)

  Income (loss) from
    discontinued
    operations, net                  (915)      (470)     2,027

  Cumulative effect of
    change in accounting
    principle                           -          -        500

  Net earnings (loss)            $ (2,747)  $  2,111   $ (9,074)


Earnings (loss)per share:
From continuing
  operations                     $   (.40)   $   .57   $  (2.55)
From discontinued
  operations                         (.20)      (.11)       .44
From change in
  accounting
  principle                             -          -        .11
                                 $   (.60)  $    .46   $  (2.00)

Weighted average number
  of shares outstanding             4,567      4,560      4,541


Balance Sheet Data:

Working capital                  $  4,848   $ 10,845   $  3,312
Total assets                       97,313     99,541    101,518
Long-term debt,
  excluding current
  installments                     15,548     17,454     16,776
Total stockholders'                59,159     61,655     59,544
  equity

(continued)

                                    Year Ended December 31,
                                  1992                 1991
Earnings Statement Data:                (In thousands, except per
                                        share amounts)
Concrete and related
  products revenues               $ 43,042          $ 47,747
Contracting revenues                32,248            41,929
Other revenues                        -                 -
   Total revenues                   75,290            89,676

Cost of concrete and
  related products                  31,972            30,909
Cost of contracting                 31,245            39,843
Cost of other                         -                 -
   Gross profit                     12,073            18,924

Selling, general and
  administrative
  expenses                          11,435            15,437

    Operating income
      (loss)                           638             3,487

Other deductions                    (1,801)             (640)

   Income (loss) from
     continuing
     operations before
     income taxes                   (1,163)            2,847

Income taxes                           195                60

   Income (loss) from
     continuing
     operations                     (1,358)            2,787

   Income (loss) from
     discontinued
     operations, net                   (87)           (4,468)

   Cumulative effect of
     change in accounting
     principle                         -                -

   Net earnings (loss)            $ (1,445)         $ (1,681)


Earnings(loss)per share:
From continuing
  operations                      $   (.30)              .62
From discontinued
  operations                          (.02)             (.99)
From change in
  accounting
  principle                             -                -
                                  $   (.32)         $   (.37)

Weighted average number
  of shares outstanding              4,515             4,536


Balance Sheet Data:

Working capital                   $  8,524          $ 13,119
Total assets                       105,755           107,653
Long-term debt,
  excluding current
  installments                      10,127            11,314
Total stockholders'                 68,118            70,064
  equity




Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

All dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

Results of Operations

General

The following tables set forth, for the periods indicated, certain financial information.

[CAPTION]



                                    Year Ended December 31,
                          1995 vs. 1994         1994 vs. 1993

Percentage Increase
 (Decrease) in
 Revenues*:
Concrete and related
  products                   (4.1)%                   2.7%
Contracting                 (30.0)                    35.5
Other                       (20.2)                     N/A




[CAPTION]



                                    Year Ended December 31,
                             1995         1994         1993

Percentage of Concrete
  and Related
  Products Revenues*:
Concrete and related
  products gross profit      22.9%        25.8%       16.9%
Concrete and related
  products operating income   3.3          7.2         (.8)

Percentage of Contracting
  Revenues*:
Contracting gross profit     12.2%        16.1%      (16.4)%
Contracting operating
  income                     (3.5)         7.6       (41.1)

Percentage of Total
  Revenues*:
Selling, general and
  administrative expense     19.6%        15.2%       21.4%
Operating income               .5          6.9       (14.6)




* Information is presented net of intersegment sales and before discontinued operations. See Note 12 of Notes to Consolidated Financial Statements. See Summary of Significant Accounting
     Policies in Notes to Consolidated Financial Statements.


Comparison of Year Ended December 31, 1995 with Year Ended
December 31, 1994

Revenues

The Company's revenues in 1995 were $56.2 million as compared to $65.2 million in 1994. This 13.9 percent decrease was primarily due to decreases in the Company's land development contracting revenues, and to a lesser extent decreases in concrete and related products division revenues.

The Company's concrete and related products division revenues decreased 4.1 percent to $37.7 million in 1995 from $39.3 million in 1994. This decrease was primarily due to decreased demand for this division's products on two Caribbean Islands, offset by increased demand on certain other islands. Hurricanes Luis and Marilyn, which struck the Caribbean in September 1995, disrupted business operations significantly in the short term, however, sales volumes in all locations except two have returned to or exceeded pre-storm levels.

Revenues from the Company's land development contracting division decreased by 30.0 percent to $16.1 million in 1995 from $22.9 million in 1994. This decrease was primarily attributable to the recognition of revenues in 1994 on several construction contracts obtained during the latter part of 1993. The Company's contracting operations were not significantly affected by the hurricanes, although it did acquire a number of hurricane-related repair and rebuilding projects. The Company needs to obtain additional new contracts throughout 1996 in order to maintain the revenue levels obtained in 1995.

Revenues from the Company's other operation (a marina in the U. S. Virgin Islands) were $2.4 million in 1995 and $3.0 million in 1994.

This decline is primarily due to a decline in revenues resulting from the disruption in business caused by the hurricane which struck St. Thomas.

Cost of Concrete and Related Products

Cost of concrete and related products as a percentage of concrete and related products revenues increased to 77.1 percent in 1995 from 74.2 percent in 1994. This increase was primarily attributable to changes in the mix of products sold and the decline in revenues actually recognized.

Cost of Contracting

Cost of contracting as a percentage of land development contracting revenues increased to 87.8 percent in 1995 from 83.9 percent in 1994. This increase is attributable to the decline in revenues actually recognized, contract losses recognized on several contracts and the significant levels of cost involved in owning and operating heavy construction equipment, some of which, because of the Company's current level of construction volume, is not heavily used. In addition, the Company's gross margins are also affected by the varying profitability levels of individual contracts and the stage of completion of such contracts.

Cost of Other

Cost of other as a percentage of other revenues decreased to 72.7 percent in 1995 from 80.5 percent in 1994. This was due primarily to the decrease in revenues recognized, offset by decreases in costs actually incurred.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A expense") increased by 10.7 percent to $11.0 million in 1995 from $9.9 million in 1994. This increase was primarily attributable to the opening of a new operation on St. Martin in 1995, and increases in insurance and other operating costs, offset by decreases in cost resulting from various personnel reductions. SG&A expense as a percentage of revenue increased to 19.6 percent in 1995 from 15.2 percent in 1994. This percentage increase was primarily attributable to the decrease in revenues recognized and the increase in expenses actually incurred.

Divisional Operating Income

Operating income decreased to $274,000 in 1995 from $4.5 million in 1994. The Company's concrete and related products division operating income decreased to $1.3 million in 1995 from $2.8 million in 1994. This decrease is primarily attributable to decreases in sales revenues and increases in cost of sales.

The Company's land development contracting division operating income decreased to a loss of $569,000 in 1995 from income of $1.7 million in 1994. This decrease is primarily attributable to declines in contract revenues recognized and losses taken on certain contracts.

The Company's other division operating income increased to $409,000 in 1995 from $321,000 in 1994. The increase was due to lower than expected costs and insurance recoveries.

Income Taxes

Income taxes increased to $145,000 in 1995 from $50,000 in 1994. The Company's tax rate varies depending on the level of the Company's earnings in the various tax jurisdictions in which it operates and the level of operating loss carryforwards and tax exemptions available to the Company.

Net Earnings (Loss)

The Company's net loss was $2.7 million in 1995 as compared to income of $2.1 million in 1994. This net loss was primarily attributable to losses recognized in the Company's land development contracting division, declines in the concrete and related products division profits and the writedown of the Company's investment in its ceiling tile business.

Comparison of Year Ended December 31, 1994 with Year Ended
December 31, 1993

Revenues

The Company's revenues in 1994 were $65.2 million as compared to $55.9 million in 1993. This 16.8 percent increase was primarily due to increases in the Company's land development contracting revenues, other division revenues and, to a lesser extent, increases in concrete and related products division revenues.

The Company's concrete and related products division revenues increased 2.7 percent to $39.3 million in 1994 from $38.3 million in 1993. This increase was primarily due to increased demand for this division's products on certain Caribbean Islands, which was generated by a modest increase in the overall level of construction activity in certain locations in which the Company operates its business, offset by a decrease on one island.

Revenues from the Company's land development contracting division increased by 35.5 percent to $22.9 million in 1994 from $16.9 million in 1993. This increase was primarily attributable to the recognition of revenues in 1994 on several construction contracts obtained during the latter part of 1993. The Company is currently seeking new contract work in the Caribbean only.

Revenues from the Company's other operation (a marina in the U. S. Virgin Islands) were $3.0 million in 1994 and $638,000 in 1993.
The marina operation was only consolidated for the fourth quarter of 1993.

Cost of Concrete and Related Products

Cost of concrete and related products as a percentage of concrete and related products revenues decreased to 74.2 percent in 1994 from 83.1 percent in 1993. This decrease was primarily attributable to the mix of products sold, the locations in which sales were made during the year and the slight increase in revenues. During 1993, the Company also reduced, by $1.5 million, the valuations of sand and parts inventories located at two island operations and recorded additional depreciation expense on assets which had been earlier removed from service and subsequently returned to the fixed asset accounts.

Cost of Contracting

Cost of contracting as a percentage of land development contracting revenues decreased to 83.9 percent in 1994 from 116.4 percent in 1993. This decrease is attributable to the higher profit margins obtained on several contracts, partially offset by the significant levels of cost involved in owning and operating heavy construction equipment, some of which, because of the Company's current level of construction volume, is not heavily used. In addition, the Company's gross margins are also affected by the varying profitability levels of individual contracts and the stage of completion of such contracts. The Company believes it is entitled to additional compensation on a Florida construction project and will continue to pursue a claim of approximately $3.2 million against the owner of the property. While the Company believes it has a meritorious claim, there is no assurance that the claim will be settled on a basis favorable to the Company.

Cost of Other

Cost of other as a percentage of other revenues decreased to 80.5 percent in 1994 from 82.9 percent in 1993. This was due primarily to the increase in revenues recognized, offset to some extent by the increase in costs actually incurred.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A expense") decreased by 17.1 percent to $9.9 million in 1994 from $12.0 million in 1993. This decrease was primarily attributable to reductions in insurance, professional fees and personnel costs resulting from the phaseout of the United States construction operations, offset by additional SG&A costs of the marina, which, except for the fourth quarter, was not consolidated into the Company's financial statements in 1993. SG&A expense as a percentage of revenue decreased to 15.2 percent in 1994 from 21.4 percent in 1993. This percentage decrease was primarily attributable to the increase in revenues recognized and the decrease in expenses actually incurred.




Divisional Operating Income

Operating income increased to income of $4.5 million in 1994 from a loss of $8.2 million in 1993. The Company's concrete and related products division operating income increased to $2.8 million in 1994 from a loss of $321,000 in 1993. This increase is primarily attributable to decreases in cost of sales and a slight increase in revenues for this division.

The Company's land development contracting division operating income increased to income of $1.7 million in 1994 from a loss of $6.9 million in 1993. This increase is primarily attributable to profits recognized on new Caribbean construction contracts, the losses taken in 1993 on two United States construction projects and the elimination of a significant portion of the United States contracting overhead.

Interest Expense

Interest expense increased to $2.7 million in 1994 from $2.2 million in 1993. This increase was primarily due to the reconsolidation into the financial statements of the marina operation and its related debt, along with increases in interest rate levels during 1994.

Income Taxes

Income taxes decreased to $50,000 in 1994 from $108,000 in 1993. The Company's tax rate varies depending on the level of the Company's earnings in the various tax jurisdictions in which it operates, the level of operating loss carryforwards and tax exemptions available to the Company.

Net Earnings (Loss)

The Company's net earnings increased to income of $2.1 million in 1994 from a net loss of $9.1 million in 1993. This increase in net earnings was primarily attributable to profits recognized in the Company's land development contracting division, improvements in the concrete and related products division profits and reductions of selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally funds its working capital needs from operations and bank borrowings. In the land development contracting business, the Company must expend considerable amounts of funds for equipment, labor and supplies to meet the needs of particular projects. The Company's capital needs are greatest at the start of any new contract, since the Company generally must complete 45 to 60 days of work before receiving the first progress payment. In addition, as a project continues, a portion of the progress billing is usually withheld as retainage until all work is complete, further increasing the need for capital. On occasion the Company has provided long-term financing to certain customers who have utilized its land development contracting services. The Company has also provided financing for other business ventures from time to time. With respect to the Company's concrete and related products division, accounts receivable are typically outstanding for a minimum of 60 days and in some cases much longer. The nature of the Company's business requires a continuing investment in plant and equipment along with the related maintenance and upkeep costs of such equipment.

The Company has funded many of these expenditures out of its current working capital. However, notwithstanding the foregoing and after factoring in the Company's obligations as set forth below, management believes that the Company's cash flow from operations, existing working capital (approximately $4.8 million at December 31, 1995) and funds available from lines of credit will be adequate to meet the Company's anticipated needs for operations during the next twelve months.

At December 31, 1995, the Company had a revolving secured line of credit in the amount of $2.0 million and three secured lines of credit in the amount of $1.0 million, $400,000 and $400,000 from commercial banks in South Florida and the Caribbean. The Company had $2.0 million of borrowings outstanding under the $2.0 million line of credit, $517,000 of borrowings outstanding under the $1.0 million line of credit and $800,000 of borrowings outstanding under the two $400,000 lines of credit. The $2.0 million line expires in May 1996, the $1.0 million line expires in June 1996 and the two $400,000 lines have no expiration date. The interest rates on all such indebtedness outstanding at December 31, 1995 was 9.3 percent.

The Company has a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility expires on September 30, 1996 and bears interest at 14.0 percent per annum. At December 31, 1995 the Company had borrowings of $512,000 outstanding under this line.

The Company has a $500,000 secured line of credit from a commercial bank in the United States. The line expires in October 1996 and bears interest at the prime interest rate plus one half of one percent. At December 31, 1995, the Company had borrowings of $170,000 outstanding under this line.

The Company has entered into three term loans with a Caribbean bank, repayable in varying monthly installments through December 2001. The interest rate on indebtedness outstanding at December 31, 1995 ranged from 9.0 percent to 10.3 percent and the Company had $5.0 million of borrowings outstanding. The loans are secured by individual leasehold mortgages on a block manufacturing plant, a cement distribution facility and a marina in the U.S. Virgin Islands.

In September 1993, the Company entered into a $4.0 million secured term loan. Borrowings outstanding bear interest at the prime interest rate plus three fourths of one percent. The interest rate on indebtedness outstanding at December 31 1995 was 9.5 percent and the Company has $2.0 million of borrowings outstanding. This loan is being repaid in quarterly installments which commenced in November 1993 and all remaining unpaid amounts are due in full on June 30, 1996. The loan is secured by the Company's notes receivable from the Government of Antigua and Barbuda.

The Company has borrowed $4.7 million from a Company officer. One note has an outstanding balance of $4.5 million, is unsecured, bears interest at the prime interest rate and is due in full on January 1, 1997. The other note has a balance of $140,000, is secured by equipment, bears interest at 8.0 percent per annum and is due in monthly principal installments of $10,000, plus interest, through February 1997.

The Company is seeking a commitment from a bank in the Caribbean for a new $8.2 million credit facility which would be structured as a seven year term loan of $7.2 million with a $1.0 million revolving line of credit tied to the same facility. The bank reacted favorably to the Company's proposal although there is no assurance that the loan will be granted on terms acceptable to the Company or even granted at all. The loan proceeds of $7.2 million would be used to repay and retire a $2.0 million revolving line of credit which expires in May 1996, two term loans totalling $1.3 million, an equipment loan with a balance of $375,000, a term loan with a balance of $2.0 million which is due in June 1996, a line of credit with a balance of $517,000 which expires in June 1996, another line of credit with a balance of $400,000 which expires in May 1996 and various other notes amounting to approximately $318,000. The balance of $300,000 would be used to provide additional working capital for the Company. The loan would be collateralized by various parcels of real property located in the United States Virgin Islands. If the new credit facility is not obtained, the Company will seek alternative financing or extensions of its existing facilities expiring in 1996.

The Company purchases equipment from time to time as needed for its ongoing business operations. At present, management believes that the Company's inventory of equipment is adequate for its current contractual commitments and operating activities, however, the acquisition of significant new construction contracts, depending on the nature of the contract, the job location and job duration, may require the Company to make significant investments in heavy construction equipment. During 1995, the Company sold equipment with an original cost basis of approximately $2.4 million and net book value of $534,000.

Accordingly, except for the circumstances previously discussed, and normal equipment replacements and additions, management does not anticipate having to make a substantial investment in new equipment during the current year. The Company believes it has available or can obtain sufficient financing for all of its contemplated
equipment replacements and additions.   Historically, the Company
has used a number of lenders to finance machinery and equipment purchases, including its ocean going bulk cement vessel, on an individual asset basis. At December 31, 1995 amounts outstanding to these lenders totalled $7.1 million. These loans are typically repaid over a three to six year term in monthly principal and interest installments.

The Company is in violation of certain loan covenants in several of its loan agreements with two lenders. One of its lenders has provided the Company a waiver of the violations and the Company believes it can obtain a waiver from the other lender.

A significant portion of the Company's outstanding debt bears interest at variable rates. The Company could be negatively impacted by a substantial increase in interest rates.

The Company has contingent obligations and has made certain guarantees in connection with acquisitions, its participation in certain joint ventures, certain employee and construction bonding matters and its receipt of a tax exemption. As part of the 1995 acquisition of Societe des Carrieres de Grand Case (SCGC), a French company operating a ready-mix concrete plant and quarry in St. Martin, the Company agreed to pay the quarry owners (who were also the owners of SCGC), a royalty payment of $550,000 per year through August 2000, which at the Company's option, may be renewed for two successive five year periods and requires annual payments of $550,000 per year. At the end of the fifteen year royalty period, the Company has the option to purchase a fifty hectare parcel of property for $4,400,000. In connection with the 1990 St. Maarten acquisition, the Company agreed to pay the seller annually an amount per unit of certain concrete and stone products sold by the Company in St. Maarten from April 1, 1990 to March 31, 1998, but in no event less than $500,000 per year. The Company has certain offsets available against this payment which has reduced the minimum annual payment to $350,000 per year.

Notes receivable and accrued interest at December 31, 1995 include $16.2 million, net due the Company pursuant to certain promissory notes delivered to the Company in connection with two construction contracts with the Government of Antigua, $2.5 million of which is classified as a current receivable. Scheduled payments call for both quarterly and monthly principal and interest payments until maturity in 1997. The Government of Antigua has routinely made the required quarterly payments aggregating $2.0 million per year but has made only some of the required monthly payments. The Company does not presently anticipate material increases in or accelerations of payments by the Government of Antigua. The Company expects that the notes will not be satisfied at maturity but the Antiguan government has advised the Company that the current payment stream will continue until the obligation is satisfied. A portion of the payment received from Antigua is derived from the lease proceeds the Antiguan government receives from the United States Department of Defense for the rental of two military bases. In January 1995, the Antiguan government was notified by the United States government that one of the bases would be closed in late 1995. The Antiguan government has advised the Company that it will make up any shortfall in the payments to the Company from the military base rents from its general treasury.

Item 8.   Financial Statements and Supplementary Data

The financial information and the supplementary data required in response to this Item are as follows:

[CAPTION]


                                               Page Number(s)

Independent Auditors' Report
Financial Statements:

     Consolidated Balance Sheets
     December 31, 1995 and 1994

     Consolidated Statements of Operations
     For Each of the Years in the Three Year
     Period Ended December 31, 1995

     Consolidated Statements of Stockholders'
     Equity Each of the Years in the Three
     Year Period Ended December 31, 1995

     Consolidated Statements of Cash Flows
     For Each of the Years in the Three Year
     Period Ended December 31, 1995

     Notes to Consolidated Financial
     Statements

     Schedule II - Valuation and
     Qualifying Accounts















                    Independent Auditors' Report





The Board of Directors and Stockholders
Devcon International Corp.:



We have audited the consolidated financial statements of Devcon International Corp. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and this financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and this financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Devcon International Corp. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1(j) to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting
Standards Board's Statement of Financial Accounting Standards No.
109, "Accounting for Income Taxes," in 1993.







                          KPMG PEAT MARWICK LLP



Fort Lauderdale, Florida
March 27, 1996

















































                     DEVCON INTERNATIONAL CORP.
                          AND SUBSIDIARIES
                     Consolidated Balance Sheets
                     December 31, 1995 and 1994

[CAPTION]


     Assets                             1995           1994

Current assets:
  Cash (note 8)                    $   438,682        $  21,106
  Cash equivalents
   (notes 7 and 8)                     977,456          920,944
  Receivables, net
   (notes 2 and 7)                  12,043,706       14,461,672
  Costs in excess of
   billings and estimated
   earnings (note 16)                3,461,984        2,611,494
  Inventories (note 3)               6,392,278        7,614,635
  Other                                936,446          953,845
  Net assets of discontinued
     operation (note 9)                749,114        1,535,825

      Total current assets          24,999,666       28,119,521

Property, plant and equipment
 (note 7):
  Land                               5,667,867        5,394,676
  Buildings                          4,248,816        4,087,282
  Leasehold interests               12,590,763       12,454,758
  Equipment                         72,319,224       68,107,860
  Furniture and fixtures             1,057,850          956,613
  Construction in process            1,396,187        2,184,367
                                    97,280,707       93,185,556

  Less accumulated
   depreciation                     (45,898,662)    (43,203,809)
                                     51,382,045      49,981,747
Investments in unconsolidated
  joint ventures and
  affiliates (note 4)                   208,780         230,280
Advances to unconsolidated
  joint ventures and
  affiliates (note 4)                 1,047,663       1,351,454
Receivables, net
  (notes 2 and 7)                    17,585,097      18,420,072
Intangible assets, net of
  accumulated amortization
  (note 5)                            1,086,801         500,582
Other assets                          1,002,588         937,339
                                   $ 97,312,640    $ 99,540,995



                                        1995           1994

     Liabilities and Stockholders'
       Equity


Current liabilities:
  Accounts payable, trade and
   other                            $ 6,501,977    $  6,486,401
  Accrued expenses and other
   liabilities                        1,451,429       1,248,121
  Notes payable to banks (note 7)        3,467,310    2,667,500
  Current installments of
   long-term debt (note 7)            7,274,506       6,768,174
  Billings in excess of costs
   and estimated earnings
   (note 16)                            766,399          56,278
  Income taxes (note 8)                 689,650          48,275

     Total current liabilities       20,151,271      17,274,749

Long-term debt, excluding current
  installments and notes payable
  to banks (note 7)                  15,547,908      17,453,937
Minority interest in consolidated
  subsidiaries                          675,853         644,160
Deferred income taxes (note 8)          651,979       1,429,000
Other liabilities                     1,127,043       1,084,058

     Total liabilities               38,154,054      37,885,904

Stockholders' equity (note 14):
  Common stock, $0.10 par value.
    Authorized 15,000,000 shares,
    issued and outstanding,
    4,464,510 shares in 1995 and
    4,431,177 shares in 1994            446,451         443,118
    Additional paid-in capital       11,987,365      11,740,700
    Retained earnings (note 8)       46,724,770      49,471,273

        Total stockholders'
          equity                     59,158,586      61,655,091

Commitments and contingencies
  (notes 8, 11 and 17)              $97,312,640     $99,540,995







                     DEVCON INTERNATIONAL CORP.
                          AND SUBSIDIARIES

                Consolidated Statements of Operations

  For Each of the Years in the Three Year Period Ended December 31,
1995

[CAPTION]




                                  1995       1994      1993

Concrete and related products
  revenues                 $37,716,253  $39,342,107   $38,300,065
Contracting revenues
  (note 13)                  16,068,283  22,941,915    16,926,065
Other revenues                2,366,926   2,965,081       638,196

       Total revenues        56,151,462  65,249,103    55,864,326

Cost of concrete and related
  products                   29,069,207  29,200,324    31,819,998
Cost of contracting          14,102,977  19,249,741    19,700,120
Cost of other                 1,720,911   2,387,592       528,781

     Gross profit            11,258,367  14,411,446     3,815,427

Operating expenses:
  Selling, general and
    administrative           10,682,423   9,626,374    11,280,103
  Provision for doubtful
    accounts and notes          301,510     300,000       690,642

     Operating income
       (loss)                   274,434   4,485,072    (8,155,318)

Other income (deductions):
  Equity in earnings of
    unconsolidated joint
    ventures and affiliates
    (note 4)                      -           -           447,117
  Gain (loss) on sale of
    equipment                   164,116      34,895      (317,717)
  Interest expense           (2,555,848) (2,704,105)   (2,238,703)
  Interest and other
    income                      462,840     854,024     1,227,959
  Writedown of assets to net
    realizable value              -           -          (250,000)
  Minority interest             (31,693)    (38,344)       (7,103)
  Impairment loss on
   discontinued operations
   subsequently retained
   (note 9)                      -            -        (2,200,000)

                             (1,960,585) (1,853,530)   (3,338,447)

     Income (loss) from
       continuing operations
       before income
       taxes                 (1,686,151)  2,631,542   (11,493,765)

Income taxes (note 8)           145,352      50,000       107,486

     Income (loss) from
       continuing
       operations            (1,831,503)  2,581,542   (11,601,251)



See accompanying notes to consolidated financial statements.


































                     DEVCON INTERNATIONAL CORP.
                          AND SUBSIDIARIES

          Consolidated Statements of Operations (Continued)

[CAPTION]



                                   1995        1994          1993


Discontinued operations
  (note 9):
     Impairment gain
      (loss)                 $ (800,000)   $      -   $ 2,200,000
  Loss from discontinued
      operations               (115,000)   (470,076)     (173,256)

     Income (loss) from
       discontinued
       operations              (915,000)   (470,076)    2,026,744

     Income (loss) from
        continuing and
        discontinued
        operations
        before cumulative
        effect of
        change in
        accounting prin-
        ciple                (2,746,503)  2,111,466    (9,574,507)

     Cumulative effect of
        change in
        accounting prin-
        ciple                   -              -          500,000

        Net earnings
           (loss)           $(2,746,503) $2,111,466   $(9,074,507)


Earnings (loss) per share:
  From continuing
   operations                 $    (.40)   $    .57      $  (2.55)
  From discontinued
   operations                      (.20)       (.11)          .44
  From change in
   accounting
   principle                     -            -               .11

        Net earnings
          (loss)              $    (.60)   $    .46      $  (2.00)


Weighted average
  number of shares            4,566,671   4,560,397     4,540,804


See accompanying notes to consolidated financial statements.














































                     DEVCON INTERNATIONAL CORP.
                          AND SUBSIDIARIES

           Consolidated Statements of Stockholders' Equity

  For Each of the Years in the Three Year Period Ended December 31,
1995

[CAPTION]



                                         Additional
                                 Common     Paid-in      Retained
                                  Stock     Capital      Earnings

Balances at
  December 31, 1992            $436,867 $11,246,950   $56,434,314

Proceeds from sale of
 restricted stock                 6,251     493,750             -

Net loss                              -           -    (9,074,507)

Balances at December
  31, 1993                      443,118  11,740,700    47,359,807

Net earnings                          -           -     2,111,466

Balances at December
  31, 1994                      443,118  11,740,700    49,471,273

Stock issued in
  connection with
  acquisition of
  additional
  partnership
  interest                        3,333     246,665             -

Net loss                              -           -    (2,746,503)

Balances at December
  31, 1995                     $446,451 $11,987,365   $46,724,770








(continued)


                                             Total


Balances at December 31, 1992           $68,118,131

Proceeds from sale of restricted
  stock                                     500,001

Net loss                                 (9,074,507)

Balances at December 31, 1993            59,543,625

Net income                                2,111,466

Balances at December 31, 1994            61,655,091

Stock issued in connection with
  acquisition of additional
  partnership interest                      249,998

Net loss                                 (2,746,503)

Balances at December 31, 1995           $59,158,586




See accompanying notes to consolidated financial statements.























                     DEVCON INTERNATIONAL CORP.
                          AND SUBSIDIARIES

                Consolidated Statements of Cash Flows

  For Each of the Years in the Three Year Period Ended December 31,
1995

[CAPTION]


                                1995            1994       1993

Cash flows from operating
  activities:
  Net earnings (loss)     $(2,746,503)    $2,111,466 $(9,074,507)

  Adjustments to reconcile net
   earnings (loss) to net cash
   provided by operating activities:
     Depreciation and
      amortization          4,714,254      6,459,492    6,733,618
     Deferred income
       tax benefit           (777,021)             -            -
     Cumulative effect of
      change in accounting
      principle                     -              -    (500,000)
     Equity in (earnings)
      loss of unconsolidated
      joint ventures and
      affiliates                    -              -    (447,117)
     Provision for doubtful
      accounts and notes      301,510        300,000      690,642
     Writedown of assets to
      net realizable value    800,000              -      250,000
     (Gain) loss on sale of
       equipment             (164,116)       (34,896)     317,717
     Loss from discontinued
      operations              115,000              -      173,256
     Increase (decrease) in
      minority interest in
      unconsolidated
       subsidiaries            31,693         38,345        7,103

     Changes in operating assets
       and liabilities:
     (Increase) decrease in
       receivables            347,378       (523,019)   1,898,431
     Decrease (increase) in
      costs in excess of
      billings and estimated
      earnings              (850,490)     (1,534,007)   2,714,172
     (Increase) decrease in
       inventories          1,222,357        (78,381)     565,932
     Decrease (increase) in
       other current assets     17,399      (150,394)     (37,433)
     Decrease (increase) in
       other assets          (65,249)       (33,887)     (119,589)
     (Decrease) increase in
      accounts payable and
      accrued expenses        692,284      (616,160)  (1,421,665)
     Decrease in billings in
      excess of costs and
      estimated earnings      710,121      (375,372)    (880,429)
     Decrease in income taxes
       payable               (641,375)       (72,992)     (12,368)
     Increase in other non
       current liabilities     42,985      (288,224)            -

     Net cash provided by
       operating activi-
       ties                $5,032,977     $5,201,971  $   857,763

Cash flows from investing activities:
  Purchase of property, plant
   and equipment          $(6,249,083)  $(3,319,741)  $(6,493,675)
  Proceeds from disposition of
   property, plant and
   equipment                  697,887        665,945    2,420,459
  Payment to acquire
   subsidiary company      (1,000,000)             -    (338,115)
  Issuance of notes          (227,233)    (2,697,116)  (1,293,666)
  Payments on notes         2,831,286      3,137,015    1,111,361
  Advances to affiliates     (36,209)       (59,130)     (91,636)
  Advances from affiliates    340,000        100,000      746,184


   Net cash used in investing
     activities            (3,643,352)    (2,173,027)  (3,939,088)

Cash flows from financing activities:
  Proceeds from debt        9,540,913      7,301,564   20,074,559
  Principal payments on
   debt                  (10,140,800)    (11,350,542) (16,598,568)
  Net borrowings
   (repayments)
   from bank overdrafts      (315,650)       698,257    (841,174)

   Net cash provided by
     (used in) financing
     activities             (915,537)    (3,350,721)    2,634,817

   Net decrease in cash and
    cash equivalents          474,088      (321,777)    (446,508)

Cash and cash equivalents at
  beginning of year          942,050       1,263,827    1,710,335

Cash and cash equivalents at
  end of year            $ 1,416,138     $   942,050  $ 1,263,827

Supplemental disclosures of
  cash flow information:
   Cash paid for:
     Interest            $ 2,579,748     $ 3,017,610  $ 2,188,965

     Income taxes        $    87,888     $   147,938  $   119,854







Supplemental non-cash items:

During 1995, the Company issued 33,333 shares of common stock to acquire an additional partnership interest in a Mexican manufacturing partnership.

During 1993 the Company reclassified approximately $3,900,000 from assets held for sale to property, plant and equipment.

During 1993, the Company reduced by $1.5 million the valuations of sand and parts inventory at two island operations.

During 1993, the company wrote down a concrete block manufacturing facility by $250,000. This operation was sold in 1993.

During 1993, a $628,000 note receivable from the sale of the block operation was offset against existing debt owed to the same party.

During 1993, the Company recorded a writedown of $200,000 on the investment in Corbkinnons and recognized a loss of $775,000 on the Mexican manufacturing company.

During 1993, the Company issued 62,500 shares of stock to the former owner of a purchased subsidiary as partial payment for amounts due related to the purchase of the subsidiary by the Company.





























                     DEVCON INTERNATIONAL CORP.
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements



            Years ended December 31, 1995, 1994 and 1993

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Devcon International Corp. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

          The Company's investments in unconsolidated joint ventures and affiliates are accounted for by the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these companies.

     (b)  REVENUE RECOGNITION

          CONCRETE AND RELATED PRODUCTS
          Revenue is recognized when the products are delivered.

          CONTRACTING

          The Company uses the percentage of completion method of accounting for financial statement preparation and tax reporting purposes. Revenues earned and related costs are recorded based on the Company's estimates of the percentage of completion of each project using the cost to cost method. Anticipated losses on contracts are charged to earnings when probable and estimable. Changes in estimated profits on contracts are recorded in the period of change. Selling, general and administrative expenses are not allocated to contract costs. Monthly billings are based on the percentage of work completed in accordance with a specific contract. Contracts are generally completed within one year of the commencement date, although the Company has had contracts that extended past one year.

          OTHER

          Other revenue consists of revenue from a marina owned by the Company. Revenue is recognized when products or services are delivered.

     (c)  CASH AND CASH EQUIVALENTS

          The Company considers certificates of deposits, commercial paper and repurchase agreements with an original maturity or restriction of three months or less at time of purchase to be cash equivalents.

     (d)  INVENTORIES

          The cost of sand, stone, cement and concrete block inventories is determined using average costs approximating the first-in, first-out (FIFO) method and is not in excess of market. All other inventories are stated at the lower of average cost or market.

     (e)  PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment are stated at cost.
          Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Property, plant and equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

          Useful lives and/or lease terms for each asset type are summarized below:

                Buildings                  15 - 40 years
                Leasehold interests         3 - 55 years
                Equipment                   3 - 20 years
                Furniture and fixtures      3 - 10 years

          During 1995, the Company changed the estimated useful lives of certain equipment of assets used by the concrete and related products and land development contracting divisions in order to more closely match the useful lives to the actual service life of the assets. This change in useful lives was made prospectively and reduced annual depreciation expense by approximately $900,000.

     (f)  FOREIGN CURRENCY TRANSLATION

          The Company owns subsidiaries whose functional currency is the Eastern Caribbean Dollar. The assets and liabilities of these subsidiaries have been translated into U.S. dollars at year end exchange rates. Income statement accounts are translated into U.S. dollars at average exchange rates during the period. Resulting translation adjustments were not significant.

     (g)  INTANGIBLE ASSETS

          The excess of cost over the fair value of net assets of subsidiaries acquired is amortized over five to ten year periods on a straight-line basis. The Company periodically reevaluates the recoverability of its intangible assets as well as their amortization periods to determine whether an adjustment to the carrying value or a revision to the estimated useful lives is appropriate. The primary indicators of recoverability are the current and forecasted operating cash flows, which pertain to that particular asset. An entity that has a deficit in its cash flow from operations for a full fiscal year, in light of the surrounding economic environment, is viewed by the Company as a situation which could indicate an impairment of value. Taking into account the above factors, the Company determines that an impairment loss has been triggered when the future projected undiscounted cash flows associated with the intangible asset does not exceed its current carrying amount and the amount of the impairment loss to be recorded is the difference between the current carrying amount and the future projected undiscounted cash flows. Based on the Company's policy, management believes that there is no impairment of value related to the intangible assets as of December 31, 1995.

          Accumulated amortization on intangible assets amounted to $206,582 in 1995 and $109,120 in 1994.

     (h)  EARNINGS (LOSS) PER SHARE

          Primary earnings (loss) per share is computed by dividing the weighted average number of shares outstanding during each year, increased by common equivalent shares (stock options) using the treasury stock method. Fully diluted earnings per share did not differ significantly from primary earnings per share in any of the years presented.

     (i)  FOREIGN OPERATIONS

          Significant portions of the Company's operations are conducted in foreign areas, primarily Antigua, St. Maarten, St. Martin, Dominica, Saba, St. Kitts and Tortola, all of which are in the Caribbean. Operations are also conducted in Mexico.

     (j)  INCOME TAXES

          The Company and certain of its domestic subsidiaries file consolidated Federal and state income tax returns. Subsidiaries located in U.S. possessions and foreign countries file individual income tax returns. Deferred income taxes are recognized for income and expense items that are reported in different years of financial reporting and income tax purposes.

          U.S. income taxes are not provided on undistributed earnings which are expected to be permanently reinvested by the foreign subsidiaries located in Antigua, the Netherlands Antilles, the French West Indies, the British Virgin Islands, Dominica, Grand Cayman, the Bahamas and certain subsidiaries located in U.S. possessions.

          The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income for the period that includes the enactment date.

          Effective January 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of earnings.

     (k)  USE OF ESTIMATES

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles.

     (l)  RECLASSIFICATIONS

          Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform with the 1995 presentation.


     (m)  NEW ACCOUNTING PRONOUNCEMENTS

          In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of." The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment of value is based on estimated future cash-flows expected to result from the use of the asset and its eventual disposition. The provisions of this statement must be adopted for fiscal years beginning after December 15, 1995. The Company has not determined the effect of the adoption of this pronouncement.

          In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." The statement permits a company to choose either a new fair value based method or the current APB Opinion 25 intrinsic value based method of accounting for its stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees. The statement requires pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in financial statements of companies that elect to follow current practice in accounting for such arrangements under Opinion 25. The Company has not determined the effect of the adoption of this pronouncement.

(2)  RECEIVABLES

     Receivables consist of the following:


[CAPTION]



                                              December 31,
                                        1995           1994

   Concrete and related products
       division trade accounts
       receivable                     $7,734,882  $7,965,570
   Land development contracting
       division trade accounts
       receivable, including
       retainages                      3,367,229   2,830,908
      Other division trade
       accounts receivable                73,180      64,391
      Accrued interest and
       other receivables                 706,750     562,288
      Notes and other receivables
       due from the Government of
       Antigua and Barbuda
       (note 10)                      17,274,649  19,111,166
      Trade notes receivable
       - other                         2,853,674   4,861,494
      Due from employees and
       officers                           74,841     155,013
                                      32,085,205  35,550,830
      Allowance for doubtful
       accounts and notes            (2,456,402)  (2,669,086)
                                     $29,628,803 $32,881,744



   Receivables are classified in the consolidated balance sheets as follows:

[CAPTION]



                                              December 31,
                                        1995           1994

   Current assets                    $12,043,706 $14,461,672
   Noncurrent assets                  17,585,097  18,420,072

                                     $29,628,803 $32,881,744



   Retainage will be due upon completion of construction contracts and acceptance by the customer. The Company expects retainage will be collected during 1996.

   Included in notes and other receivables are unsecured notes due from the Government of Antigua and Barbuda amounting to $16,218,549 and $18,055,066 in 1995 and 1994, respectively, and having maturity dates through 1997. See note 10. The Company believes payments of approximately $2,500,000 will be received in 1996. The current payment schedule calls for both quarterly and monthly payments until note maturity. The Government of Antigua has routinely made the required quarterly payments totalling $2.0 million per year but has only made some of the required monthly payments. The Company does not presently anticipate material increases or decreases in the level of payments by the Government of Antigua. The Company expects that the notes will not be satisfied at maturity but the Antigua government has advised the Company that the current payment stream will continue until the obligation is satisfied. A portion of the payment received from Antigua is derived from the lease proceeds the Antiguan government receives from the United States Department of Defense for the rental of two military bases. In January 1995, the Antiguan government was notified by the United States government that one of the bases would be closed in late 1995. The Antiguan government has advised the Company that it will make up any shortfall in payments to the Company from the military base rents from its general treasury.

   Notes receivable, from an Antiguan government agency, amounting to $855,803 in 1995 and 1994 are included in the total due from the government of Antigua, along with Antigua-Barbuda Government Development Bonds 1994-1997 series amounting to $200,297 in 1995 and 1994.

   The Company also has trade receivables from various Antiguan government agencies of $717,554 and $112,020 in 1995 and 1994, respectively. Several of the Company's customers perform services for the Antiguan government and depend on payments from the government to satisfy their obligations to the Company.

   Trade notes receivable - other consist of the following:


[CAPTION]




                                              December 31,
                                        1995           1994

   8 percent note receivable due
   in weekly installments from
   April 1994 through April 1997,
   secured by first and second
   mortgages on two parcels of
   land                               $  536,431  $  599,773

   Unsecured promissory notes
   receivable with varying terms
   and maturity dates                    262,711   2,010,490

   Secured promissory notes
   receivable with varying terms
   and maturity dates                    921,485     889,878

   8 percent note receivable,
   due on demand, secured by first
   mortgage on real property             812,763   1,040,034

   10 percent note receivable,
   due in installments commencing
   May 1, 1994 continuing through
   May 1, 1999, secured by real
   property in the United States
   Virgin Islands                        320,284     321,319

                                      $2,853,674  $4,861,494



(3)   INVENTORIES

   Inventories consist of the following:

[CAPTION]




                                              December 31,
                                        1995           1994

   Sand, stone, cement and
   concrete block                     $4,744,067  $5,859,320
   Maintenance parts                   1,318,037   1,283,372
   Other                                 330,174     471,943
                                      $6,392,278  $7,614,635




(4)   INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES
      AND AFFILIATES

   At December 31, 1995, the Company has equity interests in two real estate ventures, a 43 percent equity interest in a foreign construction company and a 1 percent equity interest in a commercial property development in Antigua. One real estate joint venture was formed primarily to acquire and develop land for sale in Antigua, West Indies. The other real estate venture was formed to develop property in Florida and has insignificant assets and operations. No income or loss was recognized in 1995 and 1994 on any of these ventures because the amounts were not material.

[CAPTION]



                                            December 31, 1995
                                          Unconsolidated joint
                                         ventures and affiliates
                                      Advances      Investments

                                         To             In

   Commercial property                $   11,323     $     -
   Real estate                           960,130       8,780
   Construction                           76,210     200,000
                                      $1,047,663  $  208,780

(continued)



                                            December 31, 1994
                                          Unconsolidated joint
                                         ventures and affiliates
                                      Advances

                                         To             In


   Commercial property                $   11,323   $     -
   Real estate                         1,300,131      30,280
   Construction                           40,000     200,000
                                      $1,351,454  $  230,280




(5)   ACQUISITIONS

      On August 16, 1995, the Company acquired for $1,000,000 cash, the stock of Societe des Carrieres de Grand Case (SCGC), a French company engaged in the ready mix concrete and quarry business on the French island of St. Martin. The transaction was accounted for as a purchase. As a result of the transaction, the Company recorded costs in excess of the fair value of the net assets purchased in the amount of $615,000.

(6)   Fair Value of Financial Instruments

      The carrying amount of financial instruments including cash, cash equivalents, receivables, net, other current assets, accounts payable trade and other, accrued expenses and other liabilities, notes payable to banks, and current installments of long-term debt approximated fair value at December 31, 1995 because of the short maturity of these instruments. The carrying value of debt and notes receivable approximated fair value at December 31, 1995 based upon the present value of estimated future cash flows.

(7)   LONG-TERM DEBT

      Long-term debt consists of the following:


[CAPTION]



                                              December 31,
                                        1995           1994

   Installment notes payable in monthly
   installments through 1999 bearing
   interest at a weighted average
   rate of 9.45 percent and secured by
   equipment with a carrying value
   of approximately $9,071,000       $ 5,255,811 $ 4,425,692

   Notes and mortgages payable in
   installments through 2003, bearing
   interest at 9.5 percent to 10
   percent and secured by equipment
   and real property with a carrying
   value of approximately
   $10,021,000                         6,174,188   7,201,714

   Obligation arising from an
   acquisition, payable in $350,000
   monthly installments through 1998,
   discounted at 10 percent              621,520   1,211,945

   Unsecured notes payable due
   through 1998 bearing interest at
   a weighted average rate of 8.0
   percent                             2,269,445   1,690,924

   Unsecured note payable to a
   Company officer, due January 1,
   1997, bearing interest at the
   prime interest rate                 4,572,561   3,152,561

   8 percent installment note
   payable in monthly installments
   to a Company officer
   secured by equipment with a
   net carrying value of
   approximately $454,000                140,000     260,000

   Note payable to bank under a
   $400,000 line of credit, expiring
   in May 1996, secured by a
   certificate of deposit and
   bearing interest at the prime
   interest rate plus one-half of
   one percent per annum                 400,000     400,000

   Note payable to bank under a
   $2.0 million line of credit,
   expiring in May 1996,
   secured by an assignment of
   specific accounts receivable
   and bearing interest
   at the prime interest rate
   plus one-quarter
   of one percent per annum            1,980,000   1,680,000

   Note payable to bank under a
   $400,000 line of credit,
   expiring in June 1996, secured
   by a certificate of deposit
   and bearing interest at the
   prime interest rate                   400,000     400,000

   Note payable to bank under a
   $500,000 line of credit, expiring
   in October 1996, secured by
   a second mortgage on equipment
   and bearing interest at the prime
   interest rate plus one-half of one
   percent                               170,310        -



[CAPTION]





                                              December 31,
                                        1995           1994


   Note payable to bank on $1.0
   million line of credit bearing
   interest at the prime interest
   rate plus 1/2 of 1 percent,
   secured by real property and
   certificate of deposit
   with a value of $532,000 due in
   full on June 30, 1996                 517,000     187,500

   Note payable to bank under a
   $4,000,000 term loan due in
   quarterly installments
   from November 1993 through
   May 1996 with a balloon payment
   of $1,500,000 due June 30, 1996.
   Interest accrues at 3/4 of 1
   percent over the prime interest
   rate. Note secured by notes
   receivable from the government
   of Antigua with a net carrying
   value of approximately
   $9,133,000                          2,000,000   3,000,000

   Note payable to bank, due in
   monthly installments of
   $38,889 through 1999, plus
   interest at 1-5/8 of 1 percent
   over the LIBOR rate, secured by
   equipment with a carrying
   value of approximately
   $4,088,000                          1,788,889   2,255,556

   Installment and bank notes
   payable repaid or refinanced during 1995          -  1,023,719

   Total debt outstanding            $26,289,724 $26,889,611




Shown in the consolidated balance sheet under the following captions:

[CAPTION]



   Current installments of
     long term debt                  $ 7,274,506 $ 6,768,174
   Notes payable to banks              3,467,310   2,667,500
   Long-term debt                     15,547,908  17,453,937
                                     $26,289,724 $26,889,611





The total maturities of long-term debt subsequent to December 31, 1995 are as follows:

[CAPTION]


      1996                           $10,741,816
      1997                             8,025,389
      1998                             2,520,879
      1999                             1,653,087
      2000                             2,523,052
      Thereafter                         825,501
                                     $26,289,724


   At December 31, 1995 the Company is in violation of various financial covenants contained in certain loan agreements it has with two banks. One bank has granted a waiver of the violations and the Company believes it can obtain a waiver from the other lender. The amounts due from the bank which did not grant a waiver are classified as current liabilities.

   The Company is currently seeking a new credit facility to replace several of the loans which mature in 1996. The Company believes that it can obtain a new credit facility or obtain extensions of the maturing loans.

(8)   INCOME TAXES

   Income tax expense (benefit) consists of:

[CAPTION]


                       Current        Deferred    Total

   1995:
     Federal          $  5,000      $       -    $  5,000
     State                   -              -           -
     Foreign           917,373       (777,021)    140,352
                      $922,373      $(777,021)   $145,352

   1994:
     Federal          $      -      $       -    $      -
     State                   -              -           -
     Foreign            50,000      $       -      50,000

                      $ 50,000      $       -    $ 50,000
   1993:
     Federal          $      -      $       -    $      -
     State                   -             -            -
     Foreign           107,486           -        107,486
                      $107,486      $    -       $107,486


   The significant components of deferred income tax benefit attributable to loss from continuing operations for the year ended December 31, 1995 are as follows:

   Deferred tax expense
     (exclusive of component listed below)               $2,342,000
   Decrease in valuation allowance for
     deferred tax assets
(3,119,021)
                                                         $
(777,021)


   The actual expense differs from the "expected" tax expense computed by applying the U.S. Federal corporate income tax rate to earnings before income taxes as follows:

[CAPTION]



                                        1995           1994

   Computed "expected"
     tax expense (benefit)          $(934,000)    $718,000
   Increase (reduction) in
     income taxes resulting
     from:
      Tax incentives granted
       to a subsidiary in U.S.
       possession                           -            -
      Tax incentives granted to
        foreign
        subsidiaries               (1,208,000)  (1,307,000)
      Net operating loss not
        utilized                    2,294,000      598,000
      Foreign surcharge tax                  -            -
      Other                            (6,648)      41,000
                                  $   145,352   $   50,000

(continued)


                                             1993

   Computed "expected"
     tax expense                        $(4,119,000)
   Increase (reduction) in
     income taxes resulting
     from:
      Tax incentives granted
       to a subsidiary in U.S.
       possession                        (1,101,000)
      Tax incentives granted to
        foreign
        subsidiaries                              -
      Net operating loss not
        utilized                          5,216,000
      Foreign surcharge tax                 111,000
      Other                                     486
                                        $   107,486



   Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss carryforwards.

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 are presented below:

[CAPTION]



                                               December 31
                                               1995          1994
   Deferred tax assets:

   Net operating loss carryforwards      $5,841,000    $7,402,000
   Other                                    182,000       412,000

        Total gross deferred tax assets   4,023,000     7,814,000
        Less valuation allowances        (4,134,979)   (7,254,000)

        Net deferred tax assets           1,888,021       560,000

   Deferred tax liabilities:
     Plant and equipment, principally due
      to differences in depreciation and
      capitalized interest               (1,693,000)   (1,523,000)
    Investments in joint ventures,
      principally due to differences in
      recording the investment between
      book and tax                         (847,000)     (440,000)
   Other                                           -      (26,000)
           Total gross deferred tax
             liabilities                 (2,540,000)   (1,989,000)

           Net deferred tax liability    $ (651,979)  $(1,429,000)


   The valuation allowance for deferred tax assets as of December
   31, 1995 was $4,134,979. The valuation allowance was established at approximately 69 percent of the potential deferred tax benefit as the Company believes it can utilize net operating losses via partial repatriation of foreign subsidiary earnings.

   In April 1988, the Virgin Islands Industrial Development Commission (IDC) granted a subsidiary of the Company a 10-year tax exemption expiring in 1998, pursuant to which, and subject to certain conditions and exceptions, the Company's (i) production and sale of ready-mix concrete; (ii) production and sale of concrete block on St. Thomas and St. Johns and outside of the Virgin Islands; (iii) production and sale of sand and aggregate; and (iv) bagging of cement from imported bulk cement, are 100 percent exempt from all United States Virgin Islands real property, gross receipts (currently set at 4 percent) and excise taxes, 90 percent exempt from United States Virgin Islands income taxes, and approximately 83 percent exempt from United States Virgin Islands custom duties. The IDC granted the Company the tax exemption in return for the Company's commitment to (i) make capital expenditures of at least $4.6 million for new or replacement equipment over a 10-year period, which the Company has satisfied (ii) employ a minimum of 142 United States Virgin Islands residents as full-time personnel; (iii) spend at least $75,000 annually for a youth training program;
   (iv) not increase the price of its concrete and related products except as the result of certain direct cost increases incurred by the Company over which it has no control; and (v) make an annual scholarship fund contribution of $150,000.

   In January 1994, the Company received a five year extension, through April 2003, of its previously granted benefits. This extension was granted in return for the Company agreeing to (i) continue to employ a minimum of 160 United States Virgin Islands residents as full time personnel; (ii) make additional capital expenditures of $1.7 million and (iii) continue to make a combined job training/scholarship contribution of $225,000 per annum during the extension period.

   The Company believes it is in compliance with all of the requirements of this program.

   The Company has received exemptions relating to income and excise taxes and customers duties for operations of certain foreign subsidiaries and unconsolidated joint ventures See note 10.

   At December 31, 1995, approximately $34.2 million of foreign subsidiaries earnings have not been distributed and no U.S. income taxes have been provided thereon as these earnings are considered permanently reinvested in the subsidiaries' operations and in the year earned, were not of the nature which would require current income tax recognition under United States income tax laws. Current assets include approximately $619,000 of cash and cash equivalents that the Company currently intends to use only to fund foreign operations and U.S. possession operations, respectively, due to U.S. income tax restrictions. Should the foreign subsidiaries distribute these earnings to the parent company or provide the parent company access to these earnings through other means, taxes at the U.S. Federal tax rate net of foreign tax credits may be incurred.

   At December 31, 1995, the Company had accumulated net operating loss carryforwards available to offset future taxable income in their Caribbean and United States operations of approximately $17.1 million which expire in varying periods through the year ended December 31, 2004.

(9)   DISCONTINUED OPERATIONS

   In September 1989, a subsidiary of the Company obtained a minority interest in a partnership engaged in the manufacture, sale and distribution of acoustical ceiling tiles. The subsidiary invested approximately $1.2 million in the partnership for a 29 percent interest and two of the Company's directors obtained an 11 percent interest for which they paid $450,000. In January 1994 an Antiguan subsidiary of the Company became the new general partner and the Company's ownership interest in the partnership was increased to 57.98 percent. The directors' ownership interest was reduced to 6.47 percent. In November 1995, the Company elected to dispose of this operation because of its poor operating results and uncertain prospects for improvement. Accordingly, at December 31, 1995, the intended disposal has been accounted for as a discontinued operation.
   The financial statements for all prior periods presented have been restated to reflect the ceiling tile partnership as a discontinued operation. The Company's investment in the partnership was written down $800,000 to its estimated net realizable value of approximately $749,000, which consists principally of property, equipment and inventory with a net book value of approximately $1.4 million, along with debt of approximately $621,000. The Company provided no reserve for anticipated losses during the phaseout period and expects to recognize no income tax benefit on the loss from discontinued operations. These represent management's best estimates of the amounts expected to be realized on the sale of its ceiling tile business. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at a the loss on disposal of the discontinued operations. The Company is currently negotiating the sale of a major portion of the partnership's assets, however, no definitive sales agreement has been concluded at this time.

   Two subsidiaries of the Company own a 100 percent interest in a Virgin Islands general partnership formed in 1988 to construct and operate a marina on a 4.92 acre parcel of land leased by the joint venture from the United States Virgin Islands government.

   In 1991 the marina operation was classified as a discontinued operation for financial statement presentation purposes. The marina assets were written down $2.2 million dollars, to their estimated net realizable value, and a reserve of $1.3 million dollars was established for marina losses for the period from January 1, 1992 to the expected disposal date. The Company elected to reconsolidate the marina operation into its financial statements as of September 30, 1993, primarily because the Company believed it would take a significant amount of time to dispose of the marina in the current real estate market. Approximately $600,000 of the original $1.3 million reserve was reflected as a gain on discontinued operations subsequently retained.

(10)  FOREIGN SUBSIDIARIES

   Summary combined financial information for the Company's foreign subsidiaries, located in the Caribbean, except for those located in the U.S. Virgin Islands, follows:

[CAPTION]



                                              December 31,
                                        1995           1994

   Current assets                    $11,903,636 $13,313,287
   Advances to the Company             1,533,672   3,960,184
   Property, plant and equipment,
      net                             25,103,665  24,267,246
   Investment in joint ventures
     and affiliates                    1,180,234   1,520,235
   Notes receivable                   17,004,414  18,090,798
   Other assets                         803,252      191,019

        Total assets                 $57,528,873 $61,342,769

   Current liabilities                 6,037,488   5,937,980
   Long-term debt                      5,937,412   7,227,851
   Equity                             45,553,973  48,176,938

        Total liabilities
         and equity                  $57,528,873 $61,342,769


                        1995      1994       1993

   Revenue         $29,858,843  $30,186,482  $24,482,562
   Expenses         27,955,868   26,284,718   27,235,596

   Net earnings
     (loss)        $ 1,902,975  $ 3,901,764 $(2,753,034)




   The expenses for 1993 included a writedown of $250,000 related to an operation the Company disposed of during 1993. The above foreign subsidiaries are included in the consolidated financial statements.

   In 1987, the Company entered into a construction contract with the government of Antigua and Barbuda (Antigua). The original contract provided for payment of $13,479,600 in cash and notes bearing interest at 10 percent, a ten year income tax exemption for the project and the Company's concrete and related products subsidiary in Antigua commencing January 1, 1987 and an ownership interest in Corbkinnons Limited (Corbkinnons), a corporation formed with Antigua to own and develop 230 acres of real property in Antigua. Corbkinnons and its shareholders received an exemption from income and excise taxes and custom duties for a minimum of 12 years with respect to the earnings and operations of Corbkinnons. Since 1987, amendments to the original contract totaling $20,864,867 have been executed. One amendment provides for a tax exemption on a project accounted for by one of the Company's Antigua contracting subsidiaries.

(11)  LEASE COMMITMENTS

   The Company leases real property, buildings and equipment under operating leases that expire over one to fifty-five years.
   Future minimum lease payments under noncancellable operating leases as of December 31, 1995 are as follows:

[CAPTION]


                                               Operating
                                               Leases
   Years ending December 31,
      1996                                   $ 1,330,881
      1997                                     1,241,111
      1998                                     1,097,989
      1999                                     1,065,667
      2000                                     1,053,496
      Thereafter                              14,834,483

   Total minimum lease payments              $20,623,627




   Total rent expense for operating leases was $1,147,041 in 1995, $950,908 in 1994 and $961,175 in 1993. Some operating leases have provisions for contingent rentals or royalties based on related sales and production; and such contingent expense amounted to $63,575 in 1995, $131,041 in 1994 and $109,289 in
   1993.

(12)  LINES OF BUSINESS

   The Company operates primarily in two principal lines of business. Information about the Company's operations in these different industries are as follows:

[CAPTION]


                          1995         1994         1993

   Concrete and
      related
      products
      revenues     $37,716,253   $39,342,107  $38,300,065
   Contracting
      revenues      16,068,283    22,941,915   16,926,065
   Other             2,366,926     2,965,081      638,196
      Total
       revenues    $56,151,462   $65,249,103  $55,864,326

   Operating income
     (loss):
      Concrete and
       related
       products    $ 1,252,537   $ 2,841,153$   (321,396)
      Contracting    (569,224)     1,746,494  (6,942,950)
      Other            409,550       321,425      128,028
      Unallocated
        corporate
        overhead     (818,000)     (424,000)  (1,019,000)

      Total        $   274,434   $ 4,485,072 $(8,155,318)

   Identifiable assets:
      Concrete and
        related
        products   $54,885,292   $53,009,725  $56,742,053
      Contracting   37,346,656    40,691,336   40,048,607
      Other          5,080,692     5,839,934    4,726,935
      Total        $97,312,640   $99,540,995 $101,517,595

   Depreciation and amortization:
      Concrete and
        related
        products   $ 3,187,278  $  4,256,729  $ 4,364,038
      Contracting    1,257,950     1,939,495    2,304,878
      Other            269,026       263,265       64,702
      Total        $ 4,714,254  $  6,459,492  $ 6,733,618

   Capital expenditures:
      Concrete and
        related
        products   $ 3,869,749  $  2,063,196  $ 2,928,877
      Contracting    2,764,334     1,232,690    3,555,580
      Other               -           23,855        9,218

      Total        $ 6,634,083  $  3,319,741  $ 6,493,675



   Revenues by line of business include only sales to unaffiliated customers, as reported in the Company's consolidated statement of operations.

   Operating income (loss) is revenues less operating expenses. In computing operating income (loss), the following items have not been added or deducted: interest expense, income tax expense, equity in earnings from unconsolidated joint ventures and affiliates, interest and other income, minority interest and gain or loss on sales of equipment.

(13)  RELATED PARTY TRANSACTIONS

   A director and shareholder of the Company has a 2 percent interest in an ocean going bulk cement ship in which the Company has a 98 percent interest.

   The Company leases a 4.4 acre parcel of real property from the Company's President, pursuant to which he received $46,512 in annual rent in 1995.

   The Company has borrowed approximately $4.7 million from a Company officer. One note has an outstanding balance of approximately $4.5 million, is unsecured, bears interest at the prime interest rate and is due in full on January 1, 1997. The other note has a balance of $140,000 is secured by equipment, bears interest at 8 percent per annum and is due in monthly principal installments of $10,000, plus interest, through February 1997. See note 7.

   Contract losses totalling $147,341 were recognized during 1993 on contracts with related parties.

   A subsidiary of the Company paid approximately $12,800 per year in rent to a company in which a director was a principal.





(14)  STOCK OPTION PLANS

   (a)  1986 Stock Option Plan

        The Company adopted a stock option plan in 1986 (the "1986 Plan"), which terminates in 1996. Until 1996, options to acquire up to 300,000 shares of common stock may be granted to officers and employees of the Company at no less than the fair market value on the date of grant.

        The exercise terms and conditions for each option granted are established by the Compensation Committee of the Board of Directors.

        At December 31, 1995 the Company had the following options granted under the 1986 Plan outstanding:

[CAPTION]


   Year Granted        Options         Price
   1986                182,725         $2.33
   1987                 20,655          7.00



   (b)  1992 STOCK OPTION PLAN

        The Company adopted a stock option plan in 1992 (the "1992 Plan"), which terminates in 2002. Until 2002, options to acquire up to 350,000 shares of common stock may be granted to officers and employees at no less than the fair market value on the date of grant.

        The exercise terms and conditions for each option granted are established by the Compensation Committee of the Board of Directors.

        At December 31, 1995, the Company had the following options granted under the 1992 Plan outstanding:

[CAPTION]


        Year Granted   Options         Price

        1992            40,000         $9.63
        1995           210,000          6.75



   (c)  1992 DIRECTORS STOCK OPTION PLAN

        The Company adopted a stock option plan in 1992 (the "1992 Directors Plan") which terminates in 2002. Until 2002, options to acquire up to 50,000 shares of common stock may be granted to nonemployee Directors at no less than the fair market value on the date of grant. The 1992 Directors Plan provides that each Director shall receive an initial grant of 8,000 shares and be granted an additional 1,000 shares annually immediately subsequent to their reelection as a director of the Company.

        At December 31, 1995, the Company had the following options granted under the 1992 Directors Plan outstanding:


[CAPTION]


        Year Granted   Options         Price

        1992            24,000        $14.00
        1993             3,000          6.25
        1994             3,000          8.75
        1995             3,000          7.75




(15)    EMPLOYEE BENEFIT PLANS

        The Company sponsors a 401K plan for all employees over the age of 21 with 1,000 hours of service in the previous 12 months of employment. Employee contributions are matched by the Company up to 3 percent of an employee's salary.
        The Company's contributions totaled $129,518 in 1995, $134,146 in 1994 and $147,879 in 1993.

(16)    COSTS AND ESTIMATED EARNINGS ON CONTRACTS

[CAPTION]








                                        1995      1994

   Costs incurred on uncompleted
     contracts                  $ 39,745,046  $ 44,299,812
   Costs incurred on completed
     contracts                    43,155,784    49,274,457
   Estimated earnings             18,181,493    14,415,120
                                 101,082,323   107,989,389
      Less:  Billings to date   (98,386,738) (105,434,173)
                                $  2,695,585  $  2,555,216



   Included in the accompanying balance sheet under the following captions:

[CAPTION]


                                        1995         1994
   Costs in excess of billings
     and estimated earnings         $  3,461,984 $  2,611,494
   Billings in excess of costs
     and estimated earnings             (766,399)     (56,278)
                                    $  2,695,585  $ 2,555,216



(17)    COMMITMENTS AND CONTINGENCIES

   The Company believes it is entitled to additional compensation on a Florida construction project and is pursuing a claim of approximately $3.2 million against the owner of the property.
   In addition to its claim, the Company has an account receivable of approximately $500,000 from the owner of the project. Costs in excess of billings and estimated earnings amount to approximately $1.0 million. This amount is included in the Company's claim of $3.2 million. While the Company believes it has a meritorious claim, there is no assurance the claim will be settled on a basis favorable to the Company. The Company recorded a loss of approximately $2.3 million on this contract in 1993. No income or loss was recorded in 1995 or 1994.

   In 1989, the Company entered into a new Life Insurance and Salary Continuation Agreement with the President of the Company.

   The agreement provides that should the President cease to be employed by the Company as a result of disablement or death, the Company shall pay an amount equal to his salary and bonus for a period of five years to the President or his designated beneficiary. The Company has not accrued for the salary continuation over the expected remaining period of the President's active employment as the agreement does not provide for payment upon retirement; therefore, based on present facts and circumstances, future payments, if any, are not determinable at this date.

   In June 1995, an employee of a subsidiary of the Company filed a lawsuit against the Company for personal injuries resulting from an accident in which the employee alleges to have operated an improperly maintained piece of heavy equipment. The claim of approximately $1.5 million is currently being defended by the Company's insurance carrier, subject to a reservation of rights.

   Management believes the claim is without merit and intends to vigorously defend its position. While the final outcome of this lawsuit cannot be determined with certainty, Company management believes that the final outcome will not have a material adverse effect on the Company's consolidated financial position.

   The Company is involved in other litigation and claims arising in the normal course of business. The Company believes that such litigation and claims will be resolved without a material effect on its financial condition or results of operations.

   The Company is subject to certain Federal, state and local environmental laws and regulations. Management believes that the Company is in compliance with all such laws and regulations.

   Compliance with environmental protection laws has not had a material adverse impact on the Company's financial condition or results of operations in the past and is not expected to have a material adverse impact in the foreseeable future.

   The Company is contingently liable to the Government of Antigua and Barbuda in respect to obligations assumed by the purchaser of a portion of the Company's interest in a joint venture.

(18)    BUSINESS AND CREDIT CONCENTRATIONS

   The Company's customers are concentrated in the Caribbean and are primarily involved in the contracting industry. Credit risk may be affected by the economic and political conditions in the various countries in which the Company operates. Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of receivables and costs in excess of billings and estimated earnings. No single customer accounted for a significant amount of the Company's sales in 1995, 1994 or 1993 and there are no significant receivables from a single customer as of December 31, 1995 or 1994, other than the notes receivable due from the Government of Antigua and Barbuda. Although receivables are generally not collateralized, the Company may place liens or their equivalent in certain jurisdictions in the event of non-payment. The Company estimates an allowance for doubtful accounts based on the creditworthiness of customers as well as the general economic conditions of the countries in which it operates. Consequently, an adverse change in these factors would affect the Company's estimate of its bad debts.

Item 9. Changes in and Disagreements with Accountants on Account-ing and Financial Disclosure.

          The Company has had no changes in or disagreements with its independent certified public accountants on accounting and financial disclosure.

                              PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information with respect to the directors and executive officers of the Company is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


Item 11.  Executive Compensation.

          The information required in response to this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. The information included in the proxy statement pursuant to Rule 402(i), (k) and (l) is not incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The information required in response to this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 13.  Certain Relationships and Related Transactions.

          The information required in response to this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                               PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on
          Form 8-K.

          (a) The following documents are filed as part of this report:

          (1)  Financial Statements.

          An index to financial statements for the year ended
          December 31, 1995 appears on pages 22 and 51.

                (2)  Financial Statement Schedule.

          The following financial statement schedules for each of the years in the three year period ended December 31, 1995 are submitted herewith:


                                               Form 10-K
                                             (Page Number(s)

Item

Report of Independent Auditors
Financial Statement Schedule
          Schedule II - Valuation and
          Qualifying Accounts


All other financial schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

              (3)  Exhibits.

Exhibit  Description

 3.1      Registrant's Restated Articles of Incorporation (1)(3.1)
 3.2      Registrant's Bylaws(2)(3.2)
10.1      Registrant's 1986 Non-Qualified Stock Option Plan
          (3)(10.1)
10.2 Dredging, Filling and Other Land Improvements Agreement by and between Jolly Harbour Ltd. (Vaduz, Liechtenstein), Antigua Development and Construction, Limited, and the Registrant(4)(10.1)
10.3      Registrant's 401(k) Retirement and Savings Plan (5)(10.3)
10.4 Life Insurance and Salary Continuation Agreement dated as of March 29, 1989, between the Registrant and Donald L. Smith, Jr.(5)(10.13)
10.5 Form of Indemnification Agreement between the Registrant, and its directors and certain of its officers(6)(A)
10.6 St. John's Dredging and Deep Water Pier Construction Agreement dated as of April 3, 1987, by and between Antigua and Barbuda and Antigua Masonry Products, Limited (the "St. Johns Agreement") (6)(10.1)
10.7      Amendment No. 1 to the St. John's Agreement dated June
          15, 1988(7)(10.2)
10.8 Mortgage Note dated June 12, 1989 of Crown Bay Marina Joint Venture-I to Banco Popular de Puerto Rico for $5,000,000 (7)(10.5)
10.9 Guarantee dated June 12, 1989, from the Registrant to Banco Popular de Puerto Rico(7)(10.6)
10.10 Lease dated October 31, 1989, between William G. Clarenbach and Pricilla E. Clarenbach, as lessors, and Controlled Concrete Products, Inc., as lessee (1)(10.26)
10.11 Lease dated April, 18, 1988, between Jeanne Pacquette, Jennifer Pacquette, and Siewdath Sookram, as lessors, and the Registrant, as lessee(1)(10.27)
10.12 Lease dated April 13, 1981, between Mariano Lima and Genevieve Lima, as lessors, and the Registrant, as lessee(1)(10.28)
10.13 Lease dated May 23, 1983, between the Government of the Virgin Islands, as lessor, and Controlled Concrete Products, Inc. as lessee(1)(10.29)
10.14 Lease dated February 24, 1989, between Felix Pitterson, as lessor, and V.I. Cement and Building Products, Inc., as lessee(1)(10.30)
10.15 Lease dated September 1, 1989, between Donald L. Smith, Jr., as lessor, and the Registrant, as lessee(1)(10.31)
10.16 Lease dated September 12, 1966, between His Honour Hugh Burrowes, a Commander of the British Empire of Government House in the Island of Antigua, as lessor, and The Antigua Sand and Aggregate Limited, as lessee(1)(10.32)
10.17 Stock Purchase Agreement, dated April 18, 1990, by and between B.B.W. Holding Corporation Limited ("BBW Holding") and Proar Construction Materials Company N.V. ("Proar Construction") (9)(2.1)
10.18 Incentive Agreement, dated April 18, 1990, by and among BBW Holding, Proar Construction, Bouwbedrijf Boven Winden N.V., Cramer Construction N.V. and Caribbean Heavy Construction Company Limited (9)(28.1)
10.19 Agreement, dated April 18, 1990, by and between Mr. Richard Lawrence, Sr. and the Registrant (9)(28.2)
10.20 Agreement, dated October 31, 1990, by and between Tortola Concrete Products, Limited "Tortola"), and Devcon Masonry Products (BVI) Limited ("Devcon Masonry (BVI)") (10) (10.37)
10.21 Consulting Agreement, dated October 31, 1990, by and between Tortola and Devcon Masonry (BVI)(10)(10.38)
10.22 Amendment No. 2 to the St. John's Agreement dated December 7, 1988 (11) (10.34)
10.23 Amendment No. 3 to the St. John's Agreement dated January 23, 1989 (11) (10.35)
10.24     Amendment No. 4 to the St. John's Agreement dated April
          5, 1989 (11) (10.36)
10.25 Amendment No. 5 to the St. John's Agreement dated January 29, 1991 (11) (10.37)
10.26 Loan Agreement dated November 19, 1991 between V.I. Cement and Building Products, Inc. ("VI Cement"), the Registrant, Mark 21 Industries, Inc. ("Mark 21"), Masonry Products V.I. Corporation ("Masonry Products") and Corestates First Pennsylvania Bank ("Corestates") (11) (10.39)
10.27 Promissory Note, dated November 19, 1991 of V.I. Cement to Corestates for $2,000,000 (11) (10.40)
10.28 Guaranty dated November 19, 1991 of the Registrant, Mark 21 and Masonry Products to Corestates (11) (10.41)
10.29     Registrant's 1992 Stock Option Plan (12)(A)
10.30     Registrant's 1992 Directors' Stock Option Plan (12)(B)
10.31 Notes receivable from Red Pond Estates, N.V. in the principal sums of $242,516, $139,478 and $167,740, respectively (13) (10.41)
10.32 Amendment No. 6 to the St. Johns Agreement dated November 30, 1993 (14) (10.39)
10.33 Loan agreement, dated November 1, 1993, between Caribbean Cement Carriers, Ltd. and First National Bank of Maryland
          (14) (10.43)
10.34 Loan agreement, dated June 30, 1993, between the Registrant and Barnett Bank of South Florida (14) (10.44)
10.35 Loan agreement, dated September 15, 1993, between Antigua Masonry Products, Ltd. and Barnett Bank of South Florida
          (14) (10.45)
10.36 Loan agreement, dated January 15, 1993, between V. I. Cement and Building Products, Inc. and CoreStates First Pennsylvania Bank (14) (10.48)
10.37 Second Amended and Restated Partnership Agreement of International Perlite partners, S.C. (15) (10.38)
10.38 Limited Partnership Agreement of International Perlite Partners, L.P. (15) (10.39)
10.39 Second Amendment to Loan Agreement and Amendment to Promissory Note between the Registrant and Barnett Bank of Broward County, N.A. (15) (10.40)
10.40 Second Amendment to Loan Agreement and Amendment to Promissory Note between the Registrant, Antigua Masonry Products, Ltd. and Barnett Bank of Broward County, N.A.
          (15) (10.41)
10.41 Material Purchase Agreement, dated August 17, 1995, between Bouwbedrijf Boven Winden, N.V. and Hubert Petit, Francois Petit and Michel Petit (16)
10.42 Stock Purchase Agreement, dated August 17, 1995, between the Registrant and Hubert Petit, Francois Petit and Michel Petit (16)
22.1      Registrant's Subsidiaries (16)
24.1      Consent of KPMG Peat Marwick (16)


(1) Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant's Registration statement on Form S-2 (No. 33-31107).
(2) Incorporated by reference to the exhibit shown in the parenthesis and filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989.
(3) Incorporated by reference to the exhibit shown in the parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 (the "1987 10-K").
(4) Incorporated by reference to the exhibit shown in the parenthesis and filed with the Registrant's Form 8 dated July 14, 1988 to the 1987 10-K.
(5) Incorporated by reference to the exhibit shown in the parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (the "1988 10-K").
(6) Incorporated by reference to the exhibit shown in paren-thesis and filed with the Registrant's Proxy Statement dated May 30, 1989.
(7) Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant's Form 8 dated August 17, 1989 to the 1988 10-K.
(8) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.
(9) Incorporated by reference to the exhibit shown in parenthesis and filed with Registrant's Current Report on Form 8-K dated May 2, 1990.
(10) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
(11) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.
(12) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Proxy Statement dated May 6, 1992.
(13) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
(14) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(15) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(16)      Filed herewith.

Management employee contracts, compensatory plans and other arrangements included as part of the exhibits referred to above are as follows:

10.1      Registrant's 1986 Non Qualified Stock Option Plan (3)
10.3      Registrant's 401(k) Retirement and Savings Plan (5)
          (10.3)
10.4 Life Insurance and Salary Continuation Agreement dated as of March 29, 1989, between the Registrant and Donald L. Smith, Jr.(5)(10.13)
10.29     Registrant's 1992 Stock Option Plan (12) (A)
10.30     Registrant's 1992 Directors' Stock Option Plan (12) (B)

          (b)  Reports on Form 8-K.

No Reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.


                             SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.


March 27, 1996                      DEVCON INTERNATIONAL CORP.


                                    By:/s/Donald L. Smith, Jr.
                                       Donald L. Smith, Jr.
                                       Chairman, President and
                                       Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    DEVCON INTERNATIONAL CORP.

March 27, 1996                      By:/s/Donald L. Smith, Jr.
                                    Donald L. Smith, Jr.
                                    Chairman, President and
                                    Chief Executive Officer

March 27, 1996                      By:/s/Richard L. Hornsby
                                    Richard L. Hornsby
                                    Executive Vice President
                                    and Director

March 27, 1996                      By:/s/Walter B. Barrett
                                    Walter B. Barrett
                                    Vice President of Finance,
                                    Chief Financial Officer and
                                    Treasurer

March 27, 1996                      By:/s/Robert A. Steele
                                    Robert A. Steele
                                    Director

March 27, 1996                      By: /s/Robert L. Kester
                                    Robert L. Kester
                                    Director





                     DEVCON INTERNATIONAL CORP.
                          AND SUBSIDIARIES

                             Schedule II

                  Valuation and Qualifying Accounts



[CAPTION]



Allowance for Doubtful         Balance at       Additions
Accounts for the Year           Beginning      Charged to
Ended December 31,               of Year         Expense


        1993                   $5,170,915      $  690,642

        1994                   $4,126,402      $  300,000

        1995                  $2,669,086       $  301,510

(continued)



Allowance for Doubtful                            Balance
Accounts for the Year                              at End
Ended December 31,             Deductions         of Year


        1993                 $(1,735,155)      $4,126,402

        1994                 $(1,757,316)      $2,669,086

        1995                 $  (514,195)      $2,456,401













                        ACCOUNTANT'S CONSENT









The Board of Directors
Devcon International Corp. and Subsidiaries


We consent to incorporation by reference in the registration statements (No. 33-32968 and No. 33-59557) on Form S-8 and (No. 33-65235) on Form S-3 of Devcon International Corp. and subsidiaries of our report dated March 27, 1996, relating to the consolidated balance sheets of Devcon International Corp. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1995, and the related schedule, which report appears in the December 31, 1995 annual report on Form 10-K of Devcon International Corp. and Subsidiaries. As discussed in note 1(j) to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1993.





KPMG PEAT MARWICK LLP






Fort Lauderdale, Florida
March 27, 1996






















































                            EXHIBIT 10.41


                              PROTOCOL


BETWEEN:


- -         Hubert Petit, residing at Marigot 97150 - Saint-Martin
          F.W.I.
- -         Francois Petit, his son, residing at Simpson Bay Sint-
          Maarten
- -         Michel Petit, his son, residing at Sandy-Ground at
          Anguilla


hereinafter collectively, the PETIT,

as party of the first part,

AND:

BOUWVEDRIJF BOVEN WINDEN, N.V. (BBW)
with registered office at P.O. Box 2050
Juliana Airport - Sint Maarten
duly represented hereof by Mr. Kevin M. Smith according to a power of attorney granted to him by BBW's Management Committee,

the said power of attorney authorizing him to engage BBW and if not, appointing him as having usurped said powers,

as a party of the second part


WHEREAS:

- -         The PETIT are the owners of a property located at
          Esperance - Carata and Hope Hill, French part of Saint
          Martin (F.W.I.) surveyed and registered as section AR and BD;

- -         This property contains materials (stone and sand) in its
          soil as both parties, the PETIT and BBW, have verified and recognize.


AFTER HAVING RECALLED THIS, IT IS NOW HEREBY AGREED:

1) The PETIT sell to BBW, or to any other individual or entity elected by BBW, a quantity of 12,850,000 tons of materials, in situ, said materials being stones, sand and direct materials.

          At the request of BBW for stone extraction, the Petit undertake to furnish to BBW, or to any other individual or entity elected by BBW, the adequate authorizations necessary for BBW to request the authorizations to extract.

2) This sale will occur during a period of 15 years starting as of the execution hereof.

          BBW will take care of the use of the materials without being entitled to engage the Petit's liability in this respect.

3) If, for administrative reasons, BBW could not be provided with the agreed quantity for 12,850,000 tons during the period provided for in article 2, said period of 15 years would be extended for a duration equivalent to the duration of the stoppage.

          During the stoppage, the performance of this agreement will be suspended as well as the payments set forth in article 4 and BBW shall be entitled to terminate this agreement.

          However, the duration as provided for under article 2 hereof could not exceed 20 years starting as of the execution hereof.

4) The parties agree that BBW will pay to the PETIT the amount of US 12,850,000 for the 12,850,000 tons of material (sand and stones) extracted from the property hereabove described.

          The payment will occur according to the following time schedule:

     February 1, 1996. . . . . . . . . . . . . . . .  $  287,500
     May 1, 1996 . . . . . . . . . . . . . . . . . .  $  287,500
     August 1, 1996. . . . . . . . . . . . . . . . .  $  575,000

     February 1, 1997. . . . . . . . . . . . . . . .  $  137,500
     May 1, 1997 . . . . . . . . . . . . . . . . . .  $  137,500
     August 1, 1997. . . . . . . . . . . . . . . . .  $  137,500
     November 1, 1997. . . . . . . . . . . . . . . .  $  137,500

     Quarterly installments. . . . . . . . . . . . .  $7,150,000
     ($137,500 on the first day of February, May,
     August and November for 13 years from
     1998 until 2010).
     The last installment will occur at the end of
     the 15th year . . . . . . . . . . . . . . . . .  $4,000,000



                                   TOTAL . . . . . .  $12,850,000

5)   The present agreement will be terminated:

     - either, where BBW would not satisfy one of these installments within 30 days, after the due date;
          However, if BBW wishes to extend such 30 day period, it shall obtain a written agreement for the PETIT before the 30 day has elapsed.

     - of after 5 years as of the execution hereof if BBW so wishes.

6) At the end of the 15-year period, provided under article 2 hereof or at the end of this period extended by the periods provided for under article 3, BBW or any other individual or entity elected by BBW is granted a purchase option on the property hereabove mentioned for a price of USD 400,000.

     This option will have to be exercised by BBW within 6 months as of the expiration of the hereabove period and after all conditions of the agreement of sale of materials have been complied with.

7) During the duration hereof, the PETIT undertake not to directly or indirectly carry on a competing professional activity or an activity which could harm BBW's professional interests in Saint Martin or Saint Maarten.

8) As a warranty, the PETIT represent subject to annulment hereof:

     - that they have all powers and authority to establish and warrant the present agreement:

     - that they are the owners of the 50 hectares property hereabove mentioned and they prove it;

     - that no third party has any right or authorization for any professional or commercial activity on this property;

     - that no individual or legal entity other than BBW has any right or authorization for being entitled to the 12,850,000 tons of materials extracted from the property.

9)   Indemnification

     BBW agrees to indemnify and hold the Petit harmless from any damages that they will suffer from BBW's violation of the agreement hereof.

     The PETIT agree to indemnify and hold BBW harmless from any and all losses or damages including, without limitation, taxes, interest indemnification, penalties, reasonable fees and other related expenses of BBW as a result of or arising from, any breach or inaccuracy or omission of any represen-tation, warranty or covenant of the PETIT in this agreement or in any document, certificate or other instrument related thereto.

10) BBW is entitled to appoint, in its place and stead, any individual or entity of its choice in order to proceed with the performance hereof in all respects, subject to it remaining liable as co-debtor jointly in respect of all the commitments provided herein.

     All rights and obligations stipulated herein shall inure to be and be binding actively and passively on the heirs, successors and assigns of each of the parties of the first part, whether minors or subject to any other incapacity, jointly and indivisibly, among themselves and with the other parties of the first part.

     The validity, construction and enforceability of this agreement shall be governed by the laws of the Republic of France.

     This agreement may not be amended, except by an instrument in writing signed by each of the parties hereto.

     The present agreement may be filed on the record of a notary of BBW's choice, ("depot au rang des minutes") if BBW so wishes.

11)  A sample of the plan of the property is attached hereto.

12) The expenses and fees for the drafting of this agreement shall be borne by the Petit. The expenses in connection with the registration shall be borne by BBW and said registration will be achieved by SCP F. HERMANTIN F. KACY-BAMBUCK.

13)  In case of dispute, the parties elect the Tribunal de Grande
     Instance of Basse Terre.

14) The agreement hereof is drafted in three counterparts, one of which for registration.


Done at Saint Martin, on July 31, 1995


                                    BBW


                                    By:

H. Petit                                  Kevin M. Smith, gerant


F. Petit


M. Petit

















































                            EXHIBIT 10.42


                      STOCK PURCHASE AGREEMENT


BETWEEN THE UNDERSIGNED:

Mr. Hubert Petit, a French citizen, born in Saint Martin on
September 4, 1926, unremarried widow of Mrs. Claudine Genevieve
Leroy, living at Saint Martin Marigot;

Mr. Francois Petit, a French citizen, born in Montfermeil (Seine et
Oise) on November 7, 1953, single, living at Saint Martin Marigot;

Mr. Michel Petit, a French citizen, born in Paris on February 9,
1950, divorced in a first marriage and unremarried from Mrs. Edwina Brooke, living at Saint Martin Marigot;

(Messrs. Hubert Petit, Francois Petit and Michel Petit are hereinafter collectively referred to as the "Sellers" acting jointly and severally for the purposes hereof);



AND



The company Devcon International Corp., company of the State of Florida of the United States of America, with registered office located at 1350 E. Newport Center Drive, Suite 201, Deerfield Beach, Florida 33442, duly represented by Richard Hornsby who is duly empowered for the purposes hereof (hereinafter, the "Purchaser").

WHEREAS:

Whereas, the Sellers own all of the issued and outstanding shares of the capital stock of a French company, Societe des Carrieres de Grand-Case, S.A.R.L. ("Societe"). Societe is a company with limited liability with a registered share capital of FF 700,000, and headquarters located at Route du Fort Saint Louis Marigot, 97 150 Saint-Martin (France), registered with the registry of commerce and companies of Basse-Terre, under the number B 319 179 248.


Whereas, Societe engages in the following businesses: the mining, manufacture and sale of ready-mix concrete, concrete block and aggregate (hereinafter, the "Businesses").

Whereas the Sellers, owners of land being used as a quarry, have and must enter into before the date of fulfillment of the conditions precedent with Societe, two lease agreements with a right to extract, one concerning an area of 2 hectares for which no prefectoral authorization has been granted, the other concerning an area of 1 hectare for which a quarry exploitation authorization has been granted by the Prefecture of Guadeloupe on May 30, 1988 for a duration to expire on May 30, 1998.

Whereas the Sellers desire to sell and Purchaser desires to purchase all of the shares of the capital stock of Societe, all of which are owned by the Sellers (the "Shares"), upon the modalities, terms and conditions herein set forth.

NOW THEREFORE THE PARTIES HERETO HEREBY AGREE AS FOLLOWS:

1.   SALE OF SHARES

     1.1    SALE OF SHARES

            Upon the terms and conditions of this agreement and in accordance with the present agreement and pursuant to the conditions of article 3 herebelow, the Sellers sell to the Purchaser, and the Purchaser agrees to purchase all of the Shares. The number of Shares being sold by each Seller are set forth on SCHEDULE 1.1 hereto.

     1.2    PURCHASE PRICE

            The sale hereof is agreed upon and accepted in consideration of a purchase price for all the Share One Million Dollars ($1,000,000) (the "Purchase Price") payable at the date of fulfillment of conditions precedent (as defined in Section 2 herebelow).

     1.3    FINANCING SITUATION OF SOCIETE AT THE DATE OF
            FULFILLMENT OF THE CONDITIONS PRECEDENT

            The accounts of Societe at the date of fulfillment of the conditions precedent will reflect claims which amount will be at least equivalent to the whole amount of the Societe due liabilities.

            Sellers shall remit to Purchaser, within ten days following the date of fulfillment of the conditions precedent, a balance sheet and an income statement of Societe at the date of fulfillment of the conditions precedent reflecting strictly the financial situation hereabove described. The balance sheet and income statement shall be certified exact and sincere by the
            account firm                                  .  In the
            case where the Financial Statements at the date of fulfillment of the conditions precedent would show some due liabilities which amount would not be covered by the amount of the claims, the Sellers undertake to repay forthwith these liabilities to Societe or to Purchaser.

2.   DATE OF FULFILLMENT OF THE CONDITIONS PRECEDENT

     The instrument stating the fulfillment of the conditions precedent shall be established by the most diligent party at the notarial office of Eugene and Michel Desgranges located at
     Baie-Mahault, Jarry Houelbourg (Guadeloupe) on August   1995
     subject to the provisions of the second phrase of article 3.1 hereunder, or at such other place, date and time as Purchaser and the Representative of Sellers may mutually agree.

3.   CONDITIONS PRECEDENT TO CLOSING AND COMMITMENTS ESSENTIAL TO
     THE OBLIGATIONS OF THE PARTIES

     3.1    CONDITIONS PRECEDENT

            This sale hereof shall be subject to the fulfillment of the following condition precedent, at the latest on
                                         , 1995.

                  No negative reply from the French Treasury
                  Department to the prior application of
                  acquisition that shall have been sent to it by the Purchaser pursuant to the regulations relating to foreign investments in France, shall have been notified to the Purchaser within 15 days of the receipt by the said Treasury Department of such prior applications; or Societe shall have received explicit and unconditional approval without any reserve from the French Treasury Department within 90 days of the date hereof, in the event that within 15 days of receipt of the prior application of acquisition by the French Treasury Department, said Treasury Department shall have issued an adjournment decision. In this latter case, the parties shall use their best efforts to obtain the said approval and each party shall consult the other prior to taking any action with a view to obtaining such approval and whenever possible, shall associate the other party in such action.

            In the event that the above condition precedent is not fulfilled within the time limits provided for its fulfillment or such other time limit accepted by joint agreement of the parties, each of the parties shall recover its entire freedom without any obligation as regards the other and without any obligation to give indemnity to the other.

     3.2    COMMITMENTS ESSENTIAL TO OBLIGATIONS OF PURCHASER

            The following commitments and obligations of the Sellers are essential to the Purchaser's consent to its obligations and commitments under this Agreement and, consequently, are conditions to the validity of this Agreement. Should any of these commitments and obligations not be achieved, the present agreement would not be perfected.

            (a)   REPRESENTATIONS AND WARRANTIES TRUE

                  The representations and warranties of Sellers contained in Article 5 below are correct in all respects and will so be on the date of fulfillment of the conditions precedent, with the same effect as though such representations and warranties had been made on and as of such date.

            (b)   ABSENCE OF CERTAIN CHANGES OR EVENTS

                  There shall have been no material adverse change in, or fact or event likely to have such an adverse material effect on, the financial condition, results or operations, business or prospects of Societe since December 31, 1994.

            (c)   COVENANTS PERFORMED

                  The covenants of Sellers to be performed on or before the date of fulfillment of the conditions precedent pursuant to the terms of this Agreement shall have been duly performed, in particular, those taken in connection with the restructuring set forth under article 1.3 hereinabove.

            (d)   RESIGNATIONS

                  Purchaser shall have received, at the latest on the date of fulfillment of the conditions precedent, resignations of the managing director of Societe.

            (e)   LEASE

                  Societe and Sellers shall have modified by covenant a form of which is attached hereto as
                  SCHEDULE 3.2, the current lease including a right to extract dated October 15, 1980 and concluded
a
                  lease including a right to extract on the area of 1 hectare which has been granted a quarry exploitation authorization delivered by the Prefecture of Guadeloupe on May 30, 1988.

     3.3    COMMITMENTS ESSENTIAL TO OBLIGATIONS OF SELLERS

            The following commitments and obligations of the Purchaser are essential to the Seller's consent to their obligations and commitments under this Agreement and, consequently, are conditions to the validity of this Agreement. Should any of these commitments and obligations not be achieved, the present agreement would not be perfected:

            (a)   REPRESENTATIONS AND WARRANTIES TRUE

                  The representations and warranties of Purchaser contained in article 6 below are correct in all respects and will so be as of the date of the fulfillment of the conditions precedent, with the same effect as though such representations and warranties had been made on and as of such date.

            (b)   COVENANTS PERFORMED

                  The eventual covenants of Purchaser to be performed on or before the date of the fulfillment of the conditions precedent pursuant to the terms of this Agreement shall have been duly performed.

4.   DOCUMENTS DELIVERED [DELIVERIES AT CLOSING]

     a) Sellers or their counsel have delivered the following to Purchaser which acknowledges the same:

            i) a copy of k.bis excerpt and Societe's by-laws, both of which are to be certified by Societe's manager ("gerant") as conforming with the original and being updated, at the date of fulfillment of the conditions precedent;

            ii) a resignation letter, subject to the condition that the present sale is perfected, of Societe's Manager ("gerant") which shall be without indemnity;

            iii) a certified copy of the resolution of Societe's partners' general meeting approving, in accordance with article 45 of the French company Law dated July 24, 1966, the present sale of shares as well as the Purchaser as transferee of the Shares;

     b) At the signature of the instrument stating the fulfillment of the conditions precedent, the Purchaser shall remit the Purchase Price as agreed under article
            1.2 hereabove to the Sellers. The Purchase Price shall be paid by bank cashier's check or by transmission of funds by bank wire transfer to the specified bank account designated by the Representative of the Sellers;

5.   REPRESENTATIONS AND WARRANTIES OF SELLERS

     Sellers represent and warrant that each of the following representations and warranties is accurate, complete and precise, without any reserve or exception other than those mentioned in this article, and determining in Purchaser's consent to enter into the agreement hereof;

     5.1    CORPORATION ORGANIZATION

            Societe is a corporation duly constituted. Societe has the corporate power and all authority to own or lease all of its properties and assets. Societe's by-laws, of which a certified copy conforming to the original is attached hereto as SCHEDULE 5.1, as well as the functioning of Societe's corporate bodies, comply with the regulations in effect. The Businesses are not conducted by any other persons or entities other than Societe. Furthermore, as of the date hereof and in the past, no receiver has been appointed to administer all or part of the assets of Societe. No request, petition or declaration has been made with a view to an amicable arrangement, a bankruptcy proceeding or judicial liquidation of Societe or with a view to any equivalent procedure. Societe has not ceased making payments to its creditors and is not insolvent or incapable of paying its debts. No as-yet unenforced judgment can be invoked against Societe.

     5.2.   CAPITALIZATION; SHARE OWNERSHIP

            The share capital of Societe consist of 700 shares, par value FF 1,000 per share. All the Shares are owned as of the date hereof by the Sellers as set forth on
            Schedule 1.1 hereto and at the date of fulfillment of the conditions precedent, Sellers shall own all right, title and interest in, and have full authority to sell and transfer good title to, the Shares. At the date of fulfillment of the conditions precedent, the Purchaser shall receive good title to the Shares, free and clear of any and all liens, claims, security interests, charges or encumbrances, of any kind or value whatsoever. All Shares have been legally issued, duly authorized and are fully paid and are not subject to and will not be subject to the preemptive or similar rights of any person. All taxes due with respect to the issuance and the possible subsequent transfer of such Shares have been paid.

            There is no agreement or commitment in effect which has been signed with a view to allocate to, issue to the benefit of, or grant to any person whatsoever the right to an allocation or an issuance of shares or to exercising the voting rights of the Shares.

     5.3.   AUTHORITY AND POWER

            Each of the Sellers has full power and authority to enter into and perform this agreement which constitutes the valid and binding obligations of each of them.

            All rights and obligations stipulated herein will bind actively and passive the heirs, successors or beneficiaries of the Sellers, whether the persons are minors or incapable, jointly and severally with the other Sellers and between themselves.

     5.4.   NO VIOLATION

            The conclusion and performance of this Agreement by the Sellers are not contrary to i) any of the stipulations of the Societe's by-laws, ii) any laws, customs, regulations or judicial decision whatsoever applicable to any of the Sellers and/or Societe or any of their assets. The conclusion and performance of this Agreement by the Sellers are not contrary to any of their and/or Societe's commitments and will not result in unfavorable consequences to Societe and/or Purchaser such as the anticipated payability of sums of money or the modification, termination or cancellation of any agreement entered into by Societe.

     5.5    FINANCIAL STATEMENTS

            SCHEDULE 5.5 hereto set forth the financial statements (balance sheet, income statement and Annex) of Societe as of December 31, 1992, 1993 and 1994 (collectively the "Financial Statements"). The Financial Statements have been prepared in accordance with the applicable regulations, are straight and sincere and given a true and fair view of the financial situation and results of Societe and comply with the principles and standards customarily adopted in France, in particular the 1982 General Chart of Accounts. The accounting books and other records of Societe have been, and are being, maintained and updated in all material respects in accordance with applicable rules and are in its possession. Such books and records contain accurate and in all respects significant data according to principles generally accepted. They relate to all of the operations to which Societe was or is a party to.

            All acts, corporate records and other documents evidencing Societe's ownership of assets and all copies duly executed of all the agreements in effect entered into by Societe are effectively held by it.

     5.6.   ABSENT OF CERTAIN CHANGES OR EVENTS

            Since December 31, 1994, which is the date of the last Financial Statements, there has not been:

            - any change affecting or liable to affect the business, operations, assets, liabilities, financial condition, prospects of Societe from that described in the Financial Statements;

            - no damage, destruction or loss (whether or not covered by insurance) affecting or liable to affect any of the foregoing;

            - no disposition of Societe's assets except in the ordinary course of business;

            -     no change in the accounting methods and
                  practices;

            - no social disorder, strike or other circumstances relating to Societe's social climate.

            Except as set forth on SCHEDULE 5.6, each of the Sellers and Societe have complied since December 14, 1994 with the covenants applicable in the first phrase of Section 7.1.

     5.7.   LEGAL AND OTHER PROCEEDINGS

            Except as set forth on SCHEDULE 5.7, Societe is not currently a party to, whether as claimant or defendant, any legal, administrative (of a jurisdictional nature or otherwise), arbitration or other proceedings. No employee or manager of Societe is sued criminally for acts relating to Societe's activities. There is no current claim, civil, administrative (of a jurisdictional nature or otherwise) or criminal proceedings against or envisioned against Societe, and there is no reasonable basis for any of the foregoing. Neither any of the Sellers nor Societe is a party to any order, judgment or decree which will or is likely to affect the business, operations, properties, assets or financial condition of Societe. Except as set forth on SCHEDULE 5.7; neither any of the Sellers nor Societe is a party or subject to any action that would or could prevent the performance in any material respect of this Agreement. Except as set forth on SCHEDULE 5.7, Societe is not a party to or subject to any enforcement action whether judicial, administrative or of whatever nature, or to any agreement or memorandum of understanding or similar document with any judicial, governmental or other authority restricting its operations or requiring that actions be taken and; no such action, memorandum order is likely to occur. Neither any of the Sellers nor Societe has received any injunction, report or notice from any judicial, governmental or other authority which requires that Societe address any material problem or take any material action which has not already been addressed or taken in a manner satisfactory to such judicial, governmental or other authority.

     5.8.   UNDISCLOSED LIABILITIES

            As of the date of fulfillment of the conditions precedent, Societe will have no indebtedness, obligation, liability or commitment (contingent or otherwise) except those reflected in the Financial Statements at the date of fulfillment of the conditions precedent nor does there exist any event or circumstance resulting in particular from transactions effected or actions occurring prior to the date of fulfillment of the conditions precedent that could reasonably be expected to result in any indebtedness, obligations, liabilities or commitments of Societe.

     5.9.   TAX MATTERS

            Societe has duly and within the legal period of time, effected all and provided to any relevant authorities any information requested by virtue of the tax regulations. Such returns are accurate and complete in all respects. Societe has duly paid all taxes, assessments, fees, penalties, interest and other governmental charges whatsoever owed by it. There are no tax liens of any kind or nature upon the properties or assets of Societe and there is no pending tax authorities's audit, request of information whatsoever or pending litigation. All prior audits have been concluded and resolved definitely and Societe has not requested any extension of statutory period of limitation applicable to any tax or para-tax return.
            No tax authorities audit or request for information whatsoever would disclose incomes which would not have been properly declared by Societe.

            All social security contributions payable or due by Societe have been paid at the proper time (or reserves have been made therefor) and all returns required under the regulations have been filed on time and are sincere and true. Societe has provided all information required. No social authorities audit is in progress, no request for information has been made and, to the knowledge of the Sellers, no such claim is likely to be made.

            All instruments granting any rights whatsoever to Societe subject to stamp duty or registration tax have been properly stamped or registered in accordance with applicable tax regulations.

     5.10.  PROPERTY - TITLE AND LEASES

            SCHEDULE 5.10 contains a complete and accurate list of all real property and personal property owned or leased by Societe specifying for each item its exact nature and if it is owned, leased or otherwise held. All of the lease agreements, commercial lease or leasing are listed in SCHEDULE 5.10. Except as set forth on
            SCHEDULE 5.10, Societe has good, valid and marketable title, free and clear of any and all liens, easements, security interests, claims, encumbrances, charges or other limitations, including any restriction to the right of disposal. All buildings, equipment and other property held under leases or subleases by Societe are held under valid instruments enforceable in accordance with their terms and Societe has complied with all obligations thereunder. All operating facilities, buildings, furniture, equipment and other tangible property owned or used by Societe are in a good condition. Such properties and all fixtures and improvements and the use thereof, conform in all respects with all regulations which are applicable to them, in particular the applicable building, zoning, environmental and other rules, and do not materially encroach in any respect on property of others.

            There exists no covenant, restriction or stipulation, agreed to by Societe which would conflict with the use or affect the value of the real property. All required administrative authorizations have been obtained for the occupancy and use of the buildings and for all work carried out in the real property; they are effective and in full effect; valid and final certificates of compliance have been issued in respect of such work undertaken in the buildings; there exists no notice currently in force against Societe served by any competent authority and instancing any breach of any provision under the Town Planning Code or Building and Housing Code or under any other laws, regulations (including local or municipal regulations) or ordinances concerning real property or the use thereof.

            No action, claim or demand in connection with the real property is pending and no notice of any such action, claim or demand has been or is likely to be given or received.

     5.11.  CONTRACTS

            SCHEDULE 5.11 sets forth a list of all agreements and other commitments to which Societe is a party or by which Societe is bound including contracts or purchase order to sell ready-mix concrete, concrete block, paving stones and aggregate. No commitment entered into by Societe exists whose conditions would be abnormal. As of the date hereof, except for this Agreement and agreements described in SCHEDULE 5.11, Societe is not a party to or bound by any agreement or commitment. Societe is not in default in any respect under its by-laws or, to the best of any of the Sellers' knowledge, under any contract, agreement or commitment or other instrument to which it is a party or by which any of its assets, business or operations may be bound or affected and, in particular, the contract relating to the excavator Liebherr 962. To the knowledge of the Sellers, no event or omission has occurred entitling a third party to demand accelerated payment or to proceed with early termination of any contract to which Societe is a party. Societe has not provided services which were not, or are not satisfactory or which breached any stipulated representation or warranty or condition. The Sellers are not aware of any event capable of leading to an action for damages for breach of any contract or obligation whatsoever. Societe has not received notice or special information leading it to understand that prior to the date of execution hereof any major customer or supplier of Societe intended to cease or materially reduce its operations. The transfer of the Shares to the Purchaser is snot liable to affect Societe's relations with third parties.

            The Purchaser has been informed that the following inventory remains on the site and does not belong any longer to Societe and shall be loaded on trucks:

            -25,000 CM of material belonging to SEMSAMAR;
            -400 CM of stone belonging to SDL.

     5.12.  COMPLIANCE WITH APPLICABLE LAW

            Neither Societe nor any oft the Sellers has received any notice of non compliance with the necessary authorizations to exercise its activities. The authorizations and permits of Societe are enforceable vis-a-vis third parties and are not likely to be challenged and have been performed pursuant to their terms.

     5.13.  EMPLOYEES AND EMPLOYEE BENEFIT PLANS

            Except as set forth on SCHEDULE 5.13, Societe is not a party to any employment agreement containing stock option, stock purchase, deferred compensation, bonus, percentage compensation, profit sharing, service award, severance payment higher than those computed by application of the Collective Bargaining Agreement or any other arrangement, whether verbal or written. All contributions payable and due to Societe in respect of the benefits referred to in SCHEDULE 5.13 have been duly paid.

            The employment contracts listed in SCHEDULE 5.13 BIS do not contain any provision which would be contrary to French Labor Law and/or rules other than those resulting from the Collective Bargaining Agreement and Company Agreements listed in SCHEDULE 5.13BIS. No amount is owed to any person presently or formerly employed by Societe by virtue of his employment contract, other than remuneration rights accumulated but not yet payable or reimbursement of business expenses duly evidenced. Societe has not effected or agreed to effect any payments whatsoever to one of its employees, presently or formerly employed by it, which would not be tax deductible.

            Except where a provision would have been entered ins the Financial Statements in this respect, Societe has not incurred any liabilities in respect of breach of any contract or in respect of, in particular, severance indemnities with the exception, however, of a pending litigation before the labor courts of which Sellers expressly undertake to personally and jointly assume the consequences, and in the case of condemnation of Societe, pay all accessory indemnities and related expenses. Societe has not entered into any contract still in force providing for any ex gratia payment to be made in the event of dismissal or suspension or variance of the terms of the employment contract of any current or former employee. Societe has at all times observed all applicable enactments in the field of labor law, social security law, hygiene and safety regulations and all other regulations concerning staff employment.

     5.14.  INSURANCE

            Societe is properly and validly insured and the insurance policies set forth adequate coverage and complete coverage of the risks of liability. SCHEDULE
            5.14 contains a complete and correct list of all insurance policies maintained in effect on the date hereof by Societe. All premiums due on such policies have been paid and all such policies are enforceable and in full force and effect, none are cancelable for non-disclosure of the insured party of an act, omission or absence of disclosure. Societe has not received any notice of premium increases.

     5.15.  INTANGIBLE PERSONAL PROPERTY

            SCHEDULE 5.15 contains a true, correct and complete list of all franchises, patents, trademarks, trade or corporate names and licenses (collectively, "Intangible Rights") which are owned or used by Societe. The Intangible Rights have been duly registered, filed and, as the case may be, renewed within the required legal period of time; none are subject to abandonment.
            Except as set forth in SCHEDULE 5.15, Societe is the sole and exclusive owner of, and has the unrestricted right to use, each of the copyrights and industrial rights set forth on SCHEDULE 5.15. No claims or demands whatsoever have been asserted against Societe with respect to any of the Intangible Rights and no proceedings have been instituted, are pending or, to the knowledge of Sellers, are likely to be threatened which challenge the rights of Societe with respect thereto.

            None of the processes utilized by Societe infringes any third party intellectual property or requires the use of any third party confidential information.

     5.16.  AFFILIATE TRANSACTIONS

            Societe has no obligations or commitments existing on the date hereof to or from any partner, manager or employee of Societe or any member of their respective families or to or from any other legal entity of which one of the persons hereabove mentioned has control or is associated.

     5.17.  NO MISREPRESENTATIONS

            To the best of each Seller's knowledge, all of the information contained in the representations and warranties set forth in this Agreement its Schedules, or in any of the documents or certificates which would have been delivered to the Purchaser are true and sincere.

            The Sellers are not aware of any fact or circumstance, not known to the public or not having been disclosed by writing to the Purchaser, rendering the said information false, inaccurate or misleading.

6.   REPRESENTATIONS AND WARRANTIES OF PURCHASER

     Purchaser represents and warrants that each of the following representations and warranties is accurate, complete and precise, without any reserve or exceptions other than those mentioned in this article, and acknowledge that they are determinant in Sellers' consent to enter into the agreement hereof.

     6.1.   CORPORATE ORGANIZATION

            The Purchaser is a corporation duly constituted; its functioning conforms to the regulations in effect. The Purchaser has the corporate power and all authority to own or lease all of its properties and assets and to carry on it business as it is now being conducted.

     6.2.   AUTHORITY AND POWER

            The Purchaser has full corporate power and authority to enter into and perform this agreement which constitutes the valid and binding obligations of it. All rights and obligations stipulated herein will actively and passively bind the heirs, successors or beneficiaries of the Purchaser, whether these persons are minors or incapable, jointly and severally with the Purchaser and between themselves.

     6.3.   NO VIOLATION

            The conclusion, performance, execution and delivery of this Agreement by Purchaser will not (i) violate any provision of Purchaser's by-laws or (ii) violate any law, use, regulation, judicial decision whatsoever applicable to the Purchaser or to any of its assets. The conclusion and performance of this agreement by the Purchaser will not violate any of the Purchaser's undertakings or result in unfavorable consequences for the Sellers.

7.   CERTAIN AGREEMENTS AND COVENANTS OF THE PARTIES

     7.1. Between the date hereof and the date of fulfillment of the conditions precedent, Societe will not undertake any act other than in the ordinary course of business and shall preserve intact its assets, its activity and its going concern.

            Each of the parties represents and warrants that the statements in articles 5 and 6 shall remain correct and true at the date of fulfillment of the conditions precedent.

            Between the date hereof and the date of fulfillment of the conditions precedent, the parties undertake to cooperate with a view to perfecting this agreement, in particular, by spontaneously providing all information susceptible to be reasonably requested by the authorities or the other party.

     7.2. In the case where the extraction activities of Societe would be stopped by any administrative or jurisdictional authority because of a withdrawal or a non-renewal and more generally because of the loss of the current authorizations, the parties undertake to perform the following commitments:

            a) For a period not to exceed 12 months and during which it is prevented from exercising its extraction activity, Societe shall idle its mining and crushing equipment and shall make its best efforts to obtain from the competent authorities the authorization to resume its extraction activity.

            b)    If after the 12 months period hereabove
                  described, Societe has not obtained the
                  authorization to resume its extraction activity, the Sellers undertake, upon simple request of Purchaser, to:

                  i) purchase the mining and crushing equipment of Societe at a price appraised by a third party expert.

                      The third party expert shall be elected by mutual agreement of the parties within 15 days following the end of the 12 month period hereabove described. In the event where the parties would not agree on the election of the third party expert, such expert shall be appointed by ordinance of the President of the Tribunal de Grande Instance of Basse-Terre, at the request of the most diligent party.

                      The mission of the third party expert shall be to determine the price of the extraction equipment of Societe within the conditions of articles 1591 and seq. of the French Civil Code. The third party expert shall remit, via certified mail with return receipt requested, to the parties its appraisal report within 30 days of its appointment.
                      The conclusions of the third party expert shall bind the parties who waive the possibility of discussing such conclusions for whatever reason.

                      One-half of the fee of the third party expert shall be paid by Sellers and the other half by Purchaser, and

                  ii) sell Societe, in the framework of their
                      mining operation, all extracted materials at the herebelow defined prices:

                      Crushed Stone            $12.50/CM
                      Manufactured Sand        $12.50/CM
                      Washed Sand              $ 7.00/CM
                      Crusher Run              $ 9.00/CM
                      Boulders                 $ 9.00/CM

                      The prices indicated above have been computed on the basis of the average selling price of concrete at $140/CM. These prices shall be revised in proportion to any variation of the average concrete selling price.

                      In the event where the Sellers cannot furnish Societe with 96,000 CM per year of crushed stone and/or manufactured sand, they agree to pay $5,500 for each 1% of quantity of material not furnished to Societe in comparison with the 96,000 CM commitment.
                      For example, if the Sellers have produced
                      80,000 CM of stone instead of 96,000 CM for a
                      given year, the quantity of material not furnished is equivalent to 16.7% (80,000/96,0000); consequently, the Sellers shall pay to Societe the sum of $91,850 ($5,500 x 16.7%), and

            c) At such time, Societe is again allowed to mine and it will then repurchase the assets sold to the Societe for a price appraised by a third party expert intervening within the conditions defined under b)ii) hereabove.

8.   INDEMNIFICATION

     8.1.   OBLIGATIONS OF THE PURCHASER

            The Purchaser agrees to indemnify and hold harmless the Sellers from any and all losses or damages including, without limitation, taxes, interest, indemnification, penalties, reasonable fees and other related expenses asserted against, imposed upon or paid, incurred or suffered by the Sellers as a result of or arising from, any breach or inaccuracy or omission of any representation, warranty, covenant or agreement of the Purchaser in this Agreement or in any document, certificate or other instrument related thereof.

     8.2.   OBLIGATIONS OF THE SELLERS

            The Sellers hereby agree to indemnify and hold harmless the Purchaser from i) any and all losses or damages, including without limitation, taxes, interest, indemnification, penalties, reasonable fees and other related expenses asserted against, imposed upon or paid, incurred or suffered by the Purchaser as a result of or arising from any breach or inaccuracy or omission of any representation, warranty, covenant or agreement of the Sellers in this Agreement, or in any document, certificate or other instrument related thereto, and/or any increase of Societe's liabilities or decrease of Societe's assets which would occur during the duration of Sellers warranty and which would have been originated prior to the date of fulfillment of the conditions precedent, and ii) any violation of any applicable regulations, in particular, those relating to permits or authorizations necessary for carrying on Societe's activities or any violation of the said permits or authorizations, the consequences of which would occur after the date of fulfillment of the conditions precedent, during the duration of the applicable statute of limitation, and that would have been originated before the date of fulfillment of the conditions precedent.

            As a consequence, the Sellers agree to pay, at the election of the Purchaser, either to Societe or to the Purchaser, an amount corresponding to any loss or damage including, in particular, taxes, interests, indemnities and other related expenses of any nature whatsoever borne or incurred by Societe as a result of any tax or social security adjustment or of any claim from the Customs Service or from any other competent authority relating to a period prior to the date of fulfillment of the conditions precedent that may be, or have been, made or accepted or that may be, or have been, the subject matter of a settlement agreement.

            Generally, the Sellers hereby agree to be responsible for any social security or other contribution and/or any debt or contribution, tax or charge, whether direct or indirect, including but not limited to customs charges, payable by Societe, that may not appear in the Financial Statements or for which allowance may not have been made in such Financial Statements, or of which the origin may be prior to the date of fulfillment of the conditions precedent.

     8.3.   INDEMNIFICATION PROCEDURE

            The party claiming indemnification hereunder is referred to as the "Indemnified Party." The other party is called the "Indemnifying Party." The Indemnified Party shall give as soon as possible by mail with return receipt requested to the Indemnifying Party of any event, situation, notice or claim from any authority which might give rise to a claim for indemnity under this Agreement. As to any claim, action or proceeding by a third party, the Indemnified Party shall keep control of the proceedings and the Indemnifying Party shall be entitled, together with the Indemnified Party, to participate in the defense by presenting its allegations and to be associated to the discussions with a view to compromise or settle any such matter at the Indemnifying Party's own expense; each of the Indemnifying and the Indemnified Party shall provide such cooperation and such reasonable access to its books, records and properties as the other party shall reasonably request with respect to any such matter, and the parties agree to cooperate with each other in order to ensure the proper and adequate defense thereof. The payment of any amount due by the Sellers under this warranty agreement may be made, at Purchaser's election, either by means of set-off against any amount that may be due by Purchaser, or any other company of its group, to the Sellers or some of them, or by actual payment by Sellers to Societe or to Purchaser, as appropriate, no later than thirty (30) calendar days after the payment demand was made. Interest at the rate of 12% per annum shall automatically accrue for the benefit of Purchaser or Societe on any amounts not paid within the aforesaid period, without prior formal notice being required and without this provision implying any respite of payment.

            The Indemnifying Party shall not make any settlement of any claims without the prior written consent of the Indemnified Party, which consent shall not be unreasonably withheld.

     8.4.   TERM

            The indemnification obligations of the parties set forth in this Section 8 are given for a period expiring on December 31, 1999 with respect to the situation of Societe and the general representations and warranties given hereof, and at the latest thirty (30) days after the time period of limitation of administrations and competent authorities, in particular, fore tax, para-tax, social and custom matters, have elapsed.

9.   MISCELLANEOUS

     9.1.   ENTIRE AGREEMENT

            This Agreement constitutes the entire agreement between the parties hereto with respect to the matter hereof. It supersedes all prior agreements, both oral and written, which could have existed between the parties hereto and/or companies to which they are affiliated with, with respect to such subject matter.

     9.2.   NOTICES

            Any notice by either party shall be in writing and hand-delivered or mailed by certified mail with return receipt requested or telecopied (with confirmation by certified mail with return receipt requested sent the same day) to the following addresses and number:

            If to Purchaser, to:

            c/o Devcon International Corp.
            1350 E. Newport Center Drive, Suite 201
            Deerfield Beach, Florida 33442

            Attention:  Richard Hornsby

            If to Sellers:

            Fernand Hubert Petit
            Marigot 97150
            Saint Martin (France)

     9.3.   SEVERABILITY

            The nullity of any provision hereof shall not cause the rest of this agreement to be null and void and neither party hereto shall be entitled to claim damages by reason of any such nullity.

     9.4.   JURISDICTION

            The commercial court of Basse-Terre shall be competent for all disputes arising from or related to the construction, validity, performance or non performance of the agreement hereof.

     9.5.   HEADINGS AND CAPTIONS FOR REFERENCE ONLY

            The titles preceding the text of each section and subsection of this Agreement have been inserted solely for convenient reference and neither constitute a part of this Agreement or affect is meaning, interpretation or effect.

     9.6.   SUCCESSORS AND ASSIGNS

            All rights and obligations stipulated herein shall insure to and be binding on the heirs, successors and assigns of each of the Sellers, whether minors or subject of any other incapacity, jointly and indivisibly, among themselves and with the other Sellers.

     9.7.   GOVERNING LAW:

            The validity, construction, interpretation and enforceability of this Agreement shall be governed by the laws of the Republic of France. All of the parties to this Agreement have participated fully in the negotiation and preparation hereof, and, accordingly, this Agreement shall not be more strictly construed against any one of the parties hereto.

     9.8.   INTERMEDIARIES

            Each of the Sellers and Purchaser represent and warrant to the others that it has not employed or dealt with any broker, agent or finder in respect of the transactions provided for herein.

     9.9.   EXPENSES

            Each of the parties hereto agrees to pay all of the respective expenses incurred by it in connection with the negotiation, preparation, execution and performance of this Agreement, in particular, for Devcon the 4.8% tax to be levied on the Purchase Price (at the exchange rate of the dollar at the date of the drafting of the instrument stating the fulfillment of the conditions precedent) as well as the instrument stating the fulfillment of the conditions precedent.

            As expressly agreed, Devcon shall pay to the notary, holder of the agreement, in application of article 4 of the notary fee regulation, the sum of FF 100,000 as agreed by letter of June 13, 1995.

     9.10.  UNITED STATES DOLLARS

            Except where otherwise specifically stated, all references to "dollars" contained herein shall refer to United States Dollars.

     9.11.  AMENDMENTS

            This agreement may not be amended, except by an instrument in writing signed by each of the parties hereto.

     9.12.  REGISTRATION OF TRANSFER; RECORDATION

            The transfer of the Shares shall be registered with the relevant French Tax Authorities and thereafter notified to Societe either (i) under article 1690 of the Civil Code, by way of notification by a "huissier de justice" (bailiff) or by way of an acceptation by the Gerant of Societe in an authenticated deed or, (ii) by deposit to the Societe registered office, of an original copy of the present Stock Purchase Agreement against remittance by the manager of Societe of a statement of deposit ("Certificat de depot").

            In addition, two original copies of the Stock Purchase Agreement shall be filed with the relevant commercial court within the jurisdiction of which Societe is recorded.

Done at

On                      , 1995.

In                counterparts.




SELLERS;                            PURCHASER:  BBW




Mr. Fernand Hubert Petit            By:  Mr. Richard Hornsby



Mr. Francois Petit



Mr. Michel Petit

















                            EXHIBIT 22.1




Antigua Cement, Ltd.
Antigua Development and Construction, Ltd.
Antigua Heavy Constructors, Ltd.
Antigua Masonry Products, Ltd.
Bahamas Construction and Development, Ltd.
Bouwbedrifj Boven Winden, N.V.
Bouwbedrifj Boven Winden (Saba), N.V.
Bouwbedrifj Boven Winden (St. Eustatius), N.V.
Caribbean Cement Carriers, Ltd.
Caribbean Construction and Development, Ltd.
Caribbean Heavy Construction, Ltd.
Caribbean Masonry Products, Ltd.
Cramer Construction, N.V.
Crown Bay Marina Joint Venture I
Devcon Caribbean Purchasing Corp.
Devcon Crown Bay II Corp.
Devcon Crown Bay Corp.
Devcon Masonry Products (BVI), Ltd.
Eurostone, Inc.
Industrias de Productos Pelita de Mexico, S.A. de C.V.
International Perlite Partners, L.P.
International Perlite Partners, S.C.
Marco, Inc.
M21 Industries, Inc.
Proar Construction Materials Company, N.V.
Seaward Shipping & Dredging Co., Ltd.
Societe des Carriers de Grand Case, S.A.R.L.
St. Martin Block, S.A.R.L.
V.I. Cement and Building Products, Inc.