Form 10-K/A
period 1995-12-31
DEVCON INTERNATIONAL CORP
filed 1996-04-29
CIK 28452

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-K/A

[X]  For the fiscal year ended December 31, 1995

                                    OR

[ ]  For the transition period from ____________ to ____________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [
X ]















































The following items of the Registrant's Form 10-K for the year ended December 31, 1995 are hereby amended to read in their entirety as follows:



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company are as follows:


[CAPTION]


Name                       Age     Position(s) Held with the
Company

Donald L. Smith, Jr . .    74    Chairman of the Board, President
and
                                 Chief Executive Officer
Richard L. Hornsby. . .    60    Executive Vice President and
Director
Henry C. Obenauf. . . .    66    Vice President-Engineering
Walter B. Barrett . . .    38    Vice President-Finance, Chief
                                 Financial Officer and Treasurer
Donald L. Smith, III. .    43    Vice President-Construction
Operations
Robert L. Kester. . . .    76    Director
Robert A. Steele. . . .    80    Director




Donald L. Smith, Jr., a co-founder of the Company, has served as its Chairman of the Board, President and Chief Executive Officer since its formation in 1951.

Richard L. Hornsby was appointed the Company's Executive Vice President in March 1989. Mr. Hornsby served as Vice President of the Company from August 1986 to February 1989. From September 1981 until July 1986 he was Financial Manager of R.O.L., Inc. and L.O.R., Inc., companies primarily engaged in various private investment activities. He has been a director of the Company since 1975 and served as Vice President-Finance from 1972 to 1977.

Henry C. Obenauf was appointed Vice President-Engineering of the
Company in March 1989, after having served as Vice President of the Company since 1977. Mr. Obenauf has been employed by the Company for over 21 years.

Walter B. Barrett has served as Vice President-Finance, Chief
Financial Officer and Treasurer since May 1991. Prior to that and from August 1985 he served as Treasurer and Chief Financial Officer of James A. Cummings, Inc., a large South Florida general contractor.

Donald L. Smith, III, was appointed Vice President-Construction Operations for the Company in December 1992. Prior to that and from March 1992, he served as Assistant Vice President of Construction Operations-South Florida and Caribbean of the Company. Mr. Smith joined the Company in 1976 and has served in various supervisory and managerial positions with the Company since that time.

Robert L. Kester, a director of the Company since 1972, is a private investor and is Chairman of the Board of Big Sky Western
Bank in Big Sky, Montana. Mr. Kester retired from active employment with Florida Coast Bank of Pompano Beach, Florida after its acquisition by Barnett Bank of Florida in 1984.

Robert A. Steele, a director of the Company since May 1989, has been Chairman of the Board, Chief Executive Officer and a principal shareholder of SFM Leasing Company, Inc. and RAMS Leasing Company, Inc. since 1972. Both companies were engaged in the heavy truck and equipment leasing business. Currently, these companies are primarily engaged in various investment activities. Mr. Steele has also been managing partner of Steele Associates, Ltd. since 1981 and SFM Realty Associates since 1985, both of which are primarily engaged in various investment activities.

Donald L. Smith, III is the son of Donald L. Smith, Jr., the Company's Chairman, President and Chief Executive Officer. Aside from the foregoing, there are no family relationships between any directors or executive officers of the Company. Certain other children of Donald L. Smith, Jr., are employed by the Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF
1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 1995 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.













ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the other three executive officers of the Company who had an annual salary and bonus in 1995 in excess of $100,000 (collectively, the "Named Executive Officers"). The Company has not granted any restricted stock awards or stock appreciation rights.

                        SUMMARY COMPENSATION TABLE

[CAPTION]


                               Annual Compensation

                                                          Other
                                                         Annual
                                                         Compen-
Name and               Fiscal                            sation
Principal Position      Year     Salary($)   Bonus($)    ($)(1)


Donald L. Smith, Jr.    1995     260,000         -            -
Chairman of the
 Board, President       1994     260,000         -            -
 and Chief              1993     260,000         -            -
 Executive Officer


Richard L. Hornsby      1995     165,000         -         9,000
Executive Vice
 President              1994     165,000         -         9,000
                        1993     165,000         -         4,000

Walter B. Barrett       1995     117,058       5,000       5,000
Vice President-
 Finance,               1994     110,227       5,000       5,000
Chief Financial
 Officer and            1993     100,000         -            -
 Treasurer

Donald L. Smith, III    1995      98,450      10,000       5,000
Vice President-         1994      96,104      12,500       5,000
Construction
 Operations             1993      82,703       1,500         -

(continued)



                                  Long Term
                                Compensation
                                                         All
                            Awards          Payouts     Other
                                            LTIP       Compen-
Name and                    Options         Payouts    sation
Principal Position          (#)             ($)        ($)(2)


Donald L. Smith, Jr.            -             -         4,800
Chairman of the Board,          -             -         4,800
President and                   -             -         61,028
Chief Executive Officer


Richard L. Hornsby          30,000            -        70,636
Executive Vice President        -             -        70,736
                                -             -        71,715

Walter B. Barrett           30,000            -           -
Vice President-Finance,         -             -           -
Chief Financial Officer         -             -           -
and Treasurer

Donald L. Smith, III        30,000            -        10,418
Vice President-                 -             -        10,558
Construction Operations         -             -         9,355



- --------------------
(1) Does not include the dollar value of personal benefits, such as the cost of automobiles and health insurance, the aggregate value of which for each named executive officer was less than 10% of such executive officer's salary and bonus. Includes $4,000 a year for Mr. Hornsby, representing a retainer paid to all directors other than Mr. Smith and $5,000 per year for Messrs. Hornsby, Barrett and Donald L. Smith, III for service on a management policy committee.

(2) Represents (i) the cost of term and non term life insurance coverage for Messrs. Smith, Hornsby, and Donald L. Smith, III in fiscal 1993 and Messrs. Hornsby and Donald L. Smith, III in 1995 and 1994 pursuant to a split dollar life insurance policy on the life of the executive officer and (ii) the Company's match of a 401(k) contribution made by each named executive officer. The Company will be reimbursed for its non term premium payments at such time as benefits are paid under the policies or the policies are terminated and the cash proceeds distributed. Donald L. Smith, Jr.'s policy was cancelled in 1994.



OPTION GRANTS AND LONG-TERM INCENTIVE AWARDS

The following table sets forth certain information concerning stock option grants to the Named Executive Officers during the 1995 year.

No stock appreciation rights or long-term incentive awards were granted to the Named Executive Officers during 1995.

OPTION GRANTS IN LAST FISCAL YEAR

[CAPTION]


                                    Percent
                                   of Total
                                    Options
                      Number of   Granted to
                     Securities    Employees  Exercise
                     Underlying    in Fiscal   or Base
                       Options       Year       Price    Expiration
Name                     (#)          (%)      ($/Sh)         Date

Donald L. Smith, Jr.     -           -            -           -
Richard L. Hornsby     30,000(1)   14.29         6.75      6/16/06
Walter B. Barrett      30,000(1)   14.29         6.75      6/16/06
Donald L. Smith,
  III                  30,000(1)   14.29         6.75      6/16/06

(continued)


                                      Potential Realizable Value
                                      at Assumed Annual Rates of
                                       Stock Price Appreciation
                                            for Option Term
Name                                   5% ($)             10% ($)

Donald L. Smith, Jr.                         -                -
Richard L. Hornsby                     164,100          381,300
Walter B. Barrett                      164,100          381,300
Donald L. Smith, III                   164,100          381,300



- --------------------

(1) Option becomes exercisable at the rate of 20% on each anniversary of the date of grant, which was June 16, 1995.

(2) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the
      Company's Common Stock over the term of the options. These numbers do not take into account provisions providing for termination of the option following termination of employment,
      nontransferability or vesting or the potential exercise of options and sale of the underlying shares prior to expiration of the term.


AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of the end of the 1995 year. No stock appreciation rights have been granted or are outstanding.

                    AGGREGATED OPTION EXERCISES IN LAST
               FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

[CAPTION]



                                           Number of Securities
                                          Underlying Unexercised
                      Shares                    Options at
                     Acquired               Fiscal Year-End (#)
                        On         Value
                     Exercise    Realized   Excer-       Unexcer-
Name                    (#)         ($)     cisable       cisable

Donald L. Smith,
  Jr.                    -           -     75,000              -
Richard L. Hornsby       -           -     16,125         41,250
Walter B. Barrett        -           -     10,000         40,000
Donald L. Smith, III     -           -     15,450         37,500

<continued)

                                      Value
                                 of Unexercised
                                  In-the-Money
                                   Options at
Name                         Fiscal Year-End ($) (1)

                            Exer-            Unexer-
                           cisable           cisable

Donald L. Smith, Jr.       387,750              -
Richard L. Hornsby          83,366           80,663
Walter B. Barrett            (2)             22,500
Donald L. Smith, III        79,877           61,275



- --------------------

(1) The closing price for the Company's Common Stock as reported on the National Association of Securities Dealers Automated Quotation System ('NASDAQ') on December 31, 1995 was $7.50. Value is calculated by multiplying (a) the difference between $7.50 and the option exercise price by (b) the number of shares of Common Stock underlying the option.

(2)   Exercise price exceeded closing price at December 31, 1995.


DIRECTOR COMPENSATION

The Company's directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board. There are no arrangements or understandings with respect to the selection of officers or directors. The Company pays each director other than Mr. Smith an annual retainer of $4,000. Non employee directors who serve on the Compensation Committee or Audit Committee are paid an annual fee of $1,000 or $500, depending on the level of responsibility they assume.

Pursuant to the 1992 Directors' Stock Option Plan (the 'Directors' Plan'), the Company's non-employee directors were granted options to purchase 8,000 shares of Common Stock upon the approval of the Directors' Plan by shareholders. A new non-employee director would receive a similar option upon the commencement of service as a director. In addition, each non-employee director is granted options to purchase 1,000 shares of Common Stock after each annual meeting of the Company, pursuant to the Directors' Plan. For purposes of the Directors' Plan, a director is a non-employee director if he does not receive regular compensation from the Company or its subsidiaries other than directors fees and reimbursement for expenses, even if such director is an officer of a subsidiary of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee members are Robert Kester and Robert A.
Steele.

Robert A. Steele (a director and shareholder of the Company) has a 2% interest in an oceangoing bulk cement ship in which the Company has a 98% interest.






























ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth as of April 23, 1996 the number of shares beneficially owned and the percentage of ownership of the Company's Common Stock by (i) each person known to the Company to own beneficially more than 5 percent of the outstanding Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers, including the President and Chief Executive Officer, and (iv) all directors and executive officers of the Company as a group.

[CAPTION]


                                                  Common Stock
Name and Address                             Beneficially Owned (2)
                                         Shares            Percent

Donald L. Smith, Jr.(3) . . . . . .        1,263,431        27.24%
Smithcon Family Investments, Ltd.(4)         980,372        21.14%
Robert A. Steele(5) . . . . . . . .          231,000         4.98%
Robert L. Kester (6). . . . . . . .           12,600         *
Richard L. Hornsby(7) . . . . . . .           47,625         1.03%
Walter B. Barrett(8). . . . . . . .           11,600         *
Donald L. Smith, III(9) . . . . . .           94,939         2.05%
Dimensional Fund Advisors, Inc.(10)          248,900         5.37%
Quest Advisory and Charles M. Royce
  Group(11) . . . . . . . . . . . .          341,700         7.37%
Tweedy, Browne Company L.P. and
  TBK Partners, L.P.(12). . . . . .          364,300         7.86%
All directors and executive officers
  as a group (seven persons)(13). .        1,676,195        36.14%


- --------------------

*    Less than 1%.

(1) Unless otherwise indicated, the address of each of the beneficial owners is 1350 East Newport Center Drive, Suite
     201, Deerfield Beach, Florida 33442.

(2) Unless otherwise indicated, each person or group has sole voting and investment power with respect to all such shares.

(3) Includes (i) 922,058 shares held by Smithcon Family Investments, Ltd. (such number of shares reflecting Mr. Smith's ownership interest in such entity), a partnership whose sole general partner is Smithcon Investments, Inc. (the "Corporation"), a corporation that is wholly owned by Mr. Smith, (ii) 27,942 shares beneficially held by the Corporation and (iii) 75,000 shares issuable upon exercise of options that are presently exercisable.

(4) See footnote (3) for description of relationship between Smithcon Family Investments, Ltd. and Donald L. Smith, Jr.

(5) Includes 11,000 shares issuable upon exercise of options that are presently exercisable.

(6) Includes 11,000 shares issuable upon exercise of options that are presently exercisable.

(7) Includes 16,125 shares issuable upon exercise of options granted by the Company that are presently exercisable and 30,000 shares issuable upon exercise of an option that is presently exercisable, granted by Mr. Donald L. Smith, Jr., to Mr. Hornsby to purchase shares of Mr. Smith's Common Stock at an exercise price of $2.33 per share. Does not include 41,250 shares subject to options held by Mr. Hornsby that are not presently exercisable.

(8) Shares are owned jointly by Mr. Barrett and his wife. Includes 10,000 shares issuable upon exercise of options that are presently exercisable. Does not include 40,000 shares issuable upon exercise of options that are not presently exercisable.

(9) Includes (w) 37,089 shares directly owned by Mr. Smith and his wife (x) 42,400 shares beneficially owned that are held in trust by Donald L. Smith, III for the benefit of his minor children, to which latter shares Mr. Smith disclaims beneficial ownership and (y) 15,450 shares issuable upon exercise of options that are presently exercisable. Does not include 37,500 shares issuable upon exercise of options that are not presently exercisable.

(10) The address for Dimensional Fund Advisors, Inc. ('Dimensional') is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. Dimensional, a registered investment advisor, is deemed to have beneficial ownership of 248,900 shares (Dimensional has sole dispositive power over all such shares and sole voting power with respect to 207,000 of such shares), all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and the DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. The information with respect to Dimensional is based solely on a Form 13G dated February 7, 1996.

(11) The address for Quest Advisory Corp. and Charles M. Royce is 1414 Avenue of the Americas, New York, New York 10019. Includes 341,700 shares with respect to which Quest Advisory Corp. has sole voting and sole dispositive power. Charles M. Royce may be deemed to be a controlling person of Quest Advisory Corp. and as such may be deemed to beneficially own such shares. Mr. Royce has disclaimed beneficial ownership of such shares. The information with respect to this group is based solely on a Form 13G dated February 14, 1996.

(12) The address for Tweedy, Browne Company L.P. and TBK Partners, L.P. is 52 Vanderbilt Avenue, New York, New York 10017. Includes 304,075 shares with respect to which Tweedy, Browne Company, L.P. has sole voting power, 3,000 shares to which TBK Partners, L.P. has sole voting and dispositive power, and 361,300 shares to which Tweedy, Browne Company, L.P. has shared dispositive power. Certain of the general partners of Tweedy, Browne Company, L.P. may be deemed to have sole power to vote certain shares owned by Tweedy, Browne Company L.P. TBK Partners, L.P. and Tweedy, Browne Company L.P. have each disclaimed beneficial ownership of shares held by each other. The information with respect to Tweedy, Browne Company L.P. and TBK Partners, Ltd. is based solely on a Form 13D, dated January 24, 1994 and Amendment No. 1 to Form 13D, dated February 2, 1994.

(13) Includes 45,000 shares owned by Mr. Obenauf, the Company's
     Vice President--Engineering.






































ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1989, an Antiguan subsidiary of the Company obtained a minority interest in a partnership that acquired a manufacturer of acoustical ceiling tiles in Matamoros, Mexico and that is engaged in the sale, distribution and marketing of such tiles. The subsidiary invested approximately $1.2 million in the partnership for a 29 percent interest and two of the Company's officers and directors, Messrs. Smith, Jr. and Hornsby, obtained an 11 percent interest for which they paid $450,000. In January 1994, another Antiguan subsidiary of the Company became the new general partner of the partnership and was assigned all the rights and assumed all the liabilities of the former Antiguan subsidiary with respect to the partnership. In connection with an amendment of the partnership agreement, the Antiguan subsidiary and the Company, as applicable, contributed a note receivable of $505,000 from the partnership into equity and contributed approximately $235,000 of equipment to the partnership. The Antiguan subsidiary's ownership interest in the partnership was increased to 64.47 percent. The ownership interest of Messrs. Smith, Jr. and Hornsby was reduced to
6.47 percent.

Robert A. Steele (a director and shareholder of the Company) has a 2% interest in an oceangoing bulk cement ship in which the Company has a 98% interest.

The Company leases a 4.4 acre parcel of real property from Mr.
Smith, pursuant to which Mr. Smith received $46,512 in annual rent in 1995.

The Company has borrowed $4.6 million from Donald L. Smith, Jr.
One note has an outstanding balance of approximately $4.5 million, is unsecured, bears interest at the prime interest rate and is due in full on January 1, 1997. The other note has a balance of $100,000, is secured by equipment, bears interest at 8 percent per annum and is due in monthly principal installments of $10,000, plus interest through February 1997.

The Company believes that, to the extent applicable, the foregoing transactions were on terms no less favorable to the Company than those that could have been obtained from independent third parties.



                                 SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.


April 29, 1996                          DEVCON INTERNATIONAL CORP.



                                        By:/s/Walter B. Barrett
                                           Walter B. Barrett
                                           Chief Financial Officer