Form 10-Q
period 1996-03-31
DEVCON INTERNATIONAL CORP
filed 1996-05-10
CIK 28452

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549

                            FORM 10-Q


(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1994 for the quarterly period ended
March 31, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.



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

         YES     X                 NO ______

As of May 10, 1996, the number of shares outstanding of the Registrant's Common Stock was 4,498,935.



                   DEVCON INTERNATIONAL CORP.
                        AND SUBSIDIARIES




                              INDEX

                                             Page Number

Part I.   Financial Information:


     Consolidated Balance Sheets -
     March 31, 1996 and December 31,
     1995


     Consolidated Statements of Operations
     and Retained Earnings - Three Months
     Ended March 31, 1996 and 1995


     Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 1996
     and 1995


     Notes to Consolidated Financial Statements


     Management's Discussion and Analysis of
     Financial Conditions and Results of
     Operations


Part II.  Other Information














PART I.    FINANCIAL INFORMATION



                   DEVCON INTERNATIONAL CORP.
                        AND SUBSIDIARIES

                   Consolidated Balance Sheets
              March 31, 1996 and December 31, 1995

[CAPTION]



                                    March 31,    December 31,
                                      1996           1995
                                   (Unaudited)     (Audited)

ASSETS

Current assets:
  Cash                           $    166,458    $    438,682
  Cash equivalents                    982,750         977,456
  Receivables, net                 13,131,312      12,043,706
  Costs in excess of billings
   and estimated earnings           3,922,606       3,461,984
  Inventories                       6,801,598       6,392,278
  Other                               877,686         936,446
  Net assets of discontinued
   operation                          747,168         749,114

     Total current assets          26,629,578      24,999,666

Property, plant and equipment
  Land                              5,667,867       5,667,867
  Buildings                         4,132,165       4,248,816
  Leasehold interests              12,086,481      12,590,763
  Equipment                        72,034,297      72,319,224
  Furniture and fixtures              574,341       1,057,850
  Construction in process           1,773,453       1,396,187
                                   96,268,604      97,280,707

Less accumulated depreciation     (43,199,636)    (45,898,662)
                                   53,068,968      51,382,045

Investments in unconsolidated
 joint ventures and affiliates        208,780         208,780
Advances to unconsolidated joint
 ventures and affiliates            1,088,173       1,047,663
Receivables, net                   17,172,565      17,585,097
Intangible assets, net of
 accumulated amortization           1,051,668       1,086,801
Other assets                          906,639       1,002,588

                                 $100,126,371    $ 97,312,640


See accompanying notes to consolidated financial statements.








































                   DEVCON INTERNATIONAL CORP.
                        AND SUBSIDIARIES

                   Consolidated Balance Sheets
              March 31, 1996 and December 31, 1995



[CAPTION]



                                    March 31,    December 31,
                                      1996           1995
                                   (Unaudited)     (Audited)

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Current Liabilities:
  Accounts payable, trade and
    other                        $  8,342,767    $  6,501,977
  Accrued expenses and other
    liabilities                     1,569,454       1,451,429
  Notes payable to banks            3,847,000       3,467,310
  Current installments of
    long-term debt                  6,972,989       7,274,506
  Billings in excess of costs
    and estimated earnings             19,947         766,399
  Income taxes                        811,378         689,650

     Total current liabilities     21,563,535      20,151,271

Long-term debt, excluding current
  installments                     16,573,166      15,547,908
Minority interest in consolidated
  subsidiaries                        681,355         675,853
Deferred income taxes                 651,979         651,979
Other liabilities                     829,428       1,127,043

    Total liabilities              40,299,463      38,154,054

Stockholders' Equity:
  Common stock                        446,451         446,451
  Additional paid-in capital       11,987,365      11,987,365
  Retained earnings                47,393,092      46,724,770

    Total stockholders' equity     59,826,908      59,158,586

                                 $100,126,371    $ 97,312,640

See accompanying notes to consolidated financial statements.














































                   DEVCON INTERNATIONAL CORP.
                        AND SUBSIDIARIES

   Consolidated Statements of Operations and Retained Earnings
           Three Months Ended March 31, 1996 and 1995
                           (Unaudited)

[CAPTION]



                                      1996           1995

Concrete and related
  products revenues                $12,617,207     $ 9,502,548
Contracting revenues                 4,739,844       4,238,027
Other revenues                         864,316         864,949
  Total revenues                    18,221,367      14,605,524

Cost of concrete and
  related products revenues          9,240,857       7,299,797
Cost of contracting revenues         3,932,987       3,302,843
Cost of other revenues                 740,217         631,631

  Gross profit                       4,307,306       3,371,253

Selling, general and
  administrative expenses            2,992,113       2,554,446

  Operating income                   1,315,193         816,807

Other income (deductions)
  Interest expense                    (643,341)       (651,814)
  Gain on sale of equipment             10,660           2,048
  Interest and other income             91,312         148,162
  Minority interest                     (5,502)         (6,991)
                                      (546,871)       (508,595)
    Income from continuing
      operations before
      income taxes                     768,322         308,212

Income taxes                           100,000            -

  Income from continuing operations    668,322         308,212

Loss from discontinued operation          -             (6,956)

  Net earnings                         668,322         301,256

Retained earnings, beginning
  of period                         46,724,770      49,471,273
Retained earnings, end
  of period                        $47,393,092     $49,772,529

Earnings (loss) per share:
  From continuing operations               .14             .07
  From discontinued operation            -                 -
                                           .14             .07

Weighted average number of
  shares outstanding                 4,659,019       4,565,699


See accompanying notes to consolidated financial statements.


































                   DEVCON INTERNATIONAL CORP.
                        AND SUBSIDIARIES

              Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1996 and 1995
                           (Unaudited)

[CAPTION]


                                           1996           1995


Cash flows from operating activities:
  Net earnings                        $   668,322   $   301,256
  Adjustments to reconcile net
    earnings to net cash provided
    by operating activities:
   Depreciation and amortization        1,220,101     1,580,884
   Provision for doubtful accounts
    and notes                              75,000        75,000
   Gain on sale of equipment              (10,661)       (2,048)
   Minority interest expense                5,502         6,991

  Changes in operating assets and
    liabilities:
   Decrease (Increase) in
     receivables, net                  (1,043,371)    1,578,105
   Increase in costs in excess
    of billings and estimated earnings   (460,622)     (135,924)
   Decrease (Increase) in inventories    (409,320)      501,739
   Decrease in other current assets        60,706        35,645
   Decrease in other assets                95,949        11,168
   Increase (Decrease) in accounts
     payable, trade and other           1,799,186    (2,187,934)
   Decrease in billings in excess
     of costs and estimated earnings     (746,452)      (18,504)
   Increase (Decrease) in income
     taxes payable                        121,728        (7,428)
   Decrease in other liabilities         (297,616)      (48,939)

     Net cash provided by
      operating activities              1,078,452     1,690,011

Cash flows from investing activities:
  Purchase of property, plant and
     equipment                         (3,469,523)     (722,753)
  Proceeds from disposition of property,
     plant and equipment                  608,292        85,593
  Issuance of notes                      (288,457)     (936,404)
  Payments received on notes              581,753     2,028,956
  Advances to affiliates                  (40,510)      (12,301)
  Advances from affiliates                   -          200,000

    Net cash provided by (used in)
      investing activities            $(2,608,445)  $   643,091



See accompanying notes to consolidated financial statements.
















                   DEVCON INTERNATIONAL CORP.
                        AND SUBSIDIARIES

              Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1996 and 1995
                           (Unaudited)

[CAPTION]


                                           1996         1995

Cash flows from financing activities:
  Proceeds from debt                    $ 3,529,759   $ 1,815,585
  Principal payments on debt             (2,426,328)   (3,641,636)
  Net borrowings from bank overdrafts       159,632      (344,477)

    Net cash provided by (used in)
      financing activities                1,263,063    (2,170,528)

    Net increase (decrease) in
      cash and cash equivalents            (266,930)      162,574

    Cash and cash equivalents,
      beginning of period                 1,416,138       942,050
    Cash and cash equivalents,
      end of period                     $ 1,149,208   $ 1,104,624



Supplemental disclosures of
  cash flow information
    Cash paid for

       Interest                         $   620,980   $   556,990

       Income taxes                     $      -      $    25,000


See accompanying notes to consolidated financial statements.








                   DEVCON INTERNATIONAL CORP.
                        AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.

The accounting policies followed by the Company are set forth in Note (l) to the Company's financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1996 and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1996 vs Three Months
Ended March 31, 1995

REVENUES

The Company's revenues during the first three months of 1996 were $18.2 million, as compared to $14.6 million during the same period in 1995. This 24.8 percent increase was primarily due to increases in the Company's concrete and related products revenues and to a lesser extent, land development contracting division revenues.

The Company's concrete and related products division revenues increased 32.8 percent to $12.6 million during the first three months of 1996 from $9.5 million during the same period in 1995. The Company believes the increased sales are a result of rebuilding required to repair homes and other buildings damaged during Hurricanes Luis and Marilyn, which struck the Caribbean in September 1995. The Company believes that demand for concrete and related products for the balance of 1996 will continue at high levels in Antigua, St. Maarten, St. Martin and St. Thomas, as the owners of storm damaged homes and businesses begin and continue repair and rebuilding work.

Revenues from the Company's land development contracting division increased by 11.8 percent to $4.7 million during the first three months of 1996 from $4.2 million for the same period in 1995. This increase was primarily attributable to the Company obtaining several hurricane related repair and reconstruction contracts in late 1994. The Company's backlog of unfilled portions of land development contracts at March 31, 1996 was $12.1 million, involving 21 projects. The Company expects that all of the backlog outstanding at March 31, 1996 will be completed by the end of 1996.

As its current backlog is expected to be completed by the end of the year, the Company needs to obtain new contracts over the remainder of 1996 in order to achieve comparable contract revenue levels in 1997.

Revenues from the Company's other operations were $864,000 during the first three months of 1996 and $865,000 for the same period in 1995. The marina, which is in St. Thomas, was quickly repaired and reopened after the hurricanes.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenues decreased to 73.2 percent during the first three months of 1996 from 76.8 percent for the same period in 1995. This increase was primarily attributable to the increase in revenues recognized. The Company's margins will also fluctuate depending on the mix of products sold and the locations in which sales are made during the quarter.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenues increased to 83.0 percent during the first three months of 1996 from 77.9 percent during the same period in 1995. This increase is primarily attributable to the costs incurred as a result of owning and operating heavy construction equipment, some of which, because of the Company's current level of construction volume, is not heavily utilized, offset to some extent by the increase in revenues actually recognized. In addition, the Company's gross margins are affected by the varying profitability levels of individual contracts and the stage of completion of such contracts.

COST OF OTHER

Cost of other as a percentage of other revenues increased to 85.6 percent during the first three months of 1996 from 73.1 percent for the same period in 1995. This increase is primarily attributable to increases in various operating expenses, principally fuel, water and electricity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense ("SG&A expense") was $3.0 million during the first three months of 1996 and $2.6 million for the same period in 1995. This increase was primarily attributable to SG&A expense related to the Company's new operation on St. Martin and higher than expected operating expenses, offset by a reduction in expense attributable to personnel reductions. As a percentage of revenue, SG&A expense decreased to 16.4 percent for the first three months of 1996 from 17.5 percent for the same period in 1995. This percentage decrease was primarily attributable to the increase in revenues actually recognized, offset by the increase in SG&A expense actually incurred.

DIVISIONAL OPERATING INCOME

The Company had operating income of $1.3 million for the first three months of 1996 as compared to $817,000 for the same period in 1995. The Company's concrete and related products division operating income increased to $1.3 million during the first three months of 1996 from $482,000 during the same period in 1995. This increase is primarily attributable to increases in revenues and gross profits by this division.

The Company's land development contracting division operating income decreased to $193,000 for the first three months of 1996 from $347,000 during the same period in 1995. This decrease is primarily attributable to the reduction in gross profit margins achieved on contract work.

NET EARNINGS

The Company had net earnings of $668,000 during the first three months of 1996 as compared to net earnings of $301,000 during the same period in 1995. This increase is primarily attributable to increases in concrete and related products revenues and gross profits.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally funds its working capital needs from operations and bank borrowings. In the land development contracting business, the Company must expend considerable amounts of funds for equipment, labor and supplies to meet the needs of particular projects. The Company's capital needs are greatest at the start of any new contract, since the Company generally must complete 45 to 60 days of work before receiving the first progress payment. In addition, as a project continues, a portion of the progress billing is usually withheld as retainage until all work is complete, further increasing the need for capital. On occasion the Company has provided long-term financing to certain customers who have utilized its land development contracting services. The Company has also provided financing for other business ventures from time to time. With respect to the Company's concrete and related products division, accounts receivable are typically outstanding for a minimum of 60 days and in some cases much longer. The nature of the Company's business requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs of such equipment.

The Company has funded many of these expenditures out of its current working capital. The increases in sales achieved during the first quarter of 1996, along with related increases in accounts receivable, inventories and plant and equipment, have had a short-term negative impact on the Company's cash reserves. However, notwithstanding the foregoing and after factoring in the Company's obligations as set forth below, management believes that the Company's cash flow from operations, existing working capital (approximately $5.1 million at March 31, 1996) and funds available from existing and anticipated lines of credit and extensions thereof (assuming that they are obtained) will be adequate to meet the Company's anticipated needs for operations during the next twelve months.

At March 31, 1996, the Company had a revolving secured line of credit in the amount of $2.0 million and three secured lines of credit in the amount of $1.0 million, $400,000 and $400,000 from commercial banks in South Florida and the Caribbean. The Company had $2.0 million of borrowings outstanding under the $2.0 million line of credit, $567,000 of borrowings outstanding under the $1.0 million line of credit and $800,000 of borrowings outstanding under the two $400,000 lines of credit. The $2.0 million and one $400,000 line expire in May 1996, the $1.0 million line expires in June 1996 and the other $400,000 line has no expiration date. The interest rates on all such indebtedness outstanding at March 31, 1996 ranged from 8.5 to 8.8 percent.

The Company has a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility expired on September 30, 1995 and is being continued on a month to month basis until reapproved. The facility bears interest at 14.0 percent per annum. At March 31, 1996 the Company had borrowings of $500,000 outstanding under this line.

The Company also has a $500,000 secured line of credit from a commercial bank in the United States. The line expires in October 1996 and bears interest at the prime interest rate plus one half of one percent. At March 31, 1996, the Company had borrowings of $499,000 outstanding under this line.

The Company has entered into three term loans with a Caribbean bank, repayable in varying monthly installments through December 2001. The interest rate on indebtedness outstanding at March 31, 1996 ranged from 8.5 percent to 9.8 percent and the Company had $4.7 million of borrowings outstanding. The loans are secured by individual leasehold mortgages on a block manufacturing plant, a cement distribution facility and a marina in the U.S. Virgin Islands.

In September 1993, the Company entered into a $4.0 million secured term loan. Borrowings outstanding bear interest at the prime interest rate plus three fourths of one percent. The interest rate on indebtedness outstanding at March 31, 1996 was 9.0 percent and the Company has $1.8 million of borrowings outstanding. This loan is being repaid in quarterly installments which commenced in November 1993 and all remaining unpaid amounts are due in full on June 30, 1996. The loan is secured by the Company's notes receivable from the Government of Antigua and Barbuda.

The Company has borrowed $4.9 million from a Company officer. One note has an outstanding balance of $4.8 million, is unsecured, bears interest at the prime interest rate and is due in full on January 1, 1998. The other note has a balance of $110,000, is secured by equipment, bears interest at 8.0 percent per annum and is due in monthly principal installments through February 1997 of $10,000, plus interest.

The Company purchases equipment from time to time as needed for its ongoing business operations. At present, management believes that the Company's inventory of construction equipment is adequate for its current contractual commitments, however, the acquisition of significant new construction contracts, depending on the nature of the contract, the job location and job duration, may require the Company to make significant investments in heavy construction equipment. The Company is currently upgrading and replacing various equipment used by the concrete and related products division, principally concrete delivery trucks and quarry equipment. This upgrading and replacement program will continue throughout 1996. Since the beginning of the year and through March 31, 1996, the Company has sold, for a small gain, equipment with an original cost basis of approximately $4.5 million and net book value of $598,000. Additional sales are expected over the remainder of 1996. The Company believes it has available or can obtain sufficient financing for most of its contemplated equipment replacements and
additions.   Historically, the Company has used a number of lenders
to finance a portion of its machinery and equipment purchases, including its ocean going bulk cement vessel, on an individual asset basis. At March 31, 1996 amounts outstanding to these lenders totalled $8.6 million. These loans are typically repaid over a three to six year term in monthly principal and interest installments.

The Company is seeking a commitment from a bank in the Caribbean for a new $8.0 million credit facility which would be structured as a seven year term loan of $7.0 million with a $1.0 million revolving line of credit. The bank has reacted favorably to the Company's proposal although there is no assurance that the loan will be granted on terms acceptable to the Company or even granted at all. The term loan proceeds of $7.0 million would be used to repay and retire a revolving line of credit due in May 1996 with a $2.0 million balance, two term loans totalling $1.0 million, an equipment loan with a balance of $283,000, a term loan due in June 1996 with a balance of $1.8 million, a line of credit due in June 1996 with a balance of $567,000, another line of credit due in May 1996 with a balance of $400,000 and various other notes amounting to approximately $420,000. The balance of $600,000 would be used to provide additional working capital for the Company. The loan would be collateralized by various parcels of real property located in the United States Virgin Islands. The Company needs either to obtain extensions of the loans which become due in 1996 or to obtain a new credit facility to repay such loans. The Company intends to seek extensions of the loans which are due in 1996, pending the new credit facility. The Company believes, based on present circumstances, that it will be successful in obtaining such extensions, although there is no assurance that it will be. If the new credit facility is not obtained, the Company intends to seek an alternative lender or to continue seeking extensions to the extent that it is able.

The Company is in violation of certain loan covenants with two lenders. One of its lenders has provided the Company a waiver of the violations and the Company believes it can obtain a waiver from the other lender.

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

Notes receivable and accrued interest at March 31, 1996 include $15.8 million, net due the Company pursuant to certain promissory notes delivered to the Company in connection with two construction contracts with the Government of Antigua, $2.5 million of which is classified as a current receivable. Scheduled payments call for both quarterly and monthly principal and interest payments until maturity in 1997. The Government of Antigua has made the required quarterly payments aggregating $2.0 million per year ($1.3 million per year after January 1, 1996) but has made only some of the required monthly payments. The Company does not presently anticipate material increases in or accelerations of payments by the Government of Antigua. The notes will not be satisfied at maturity, but the Antiguan government has advised the Company that the current payment stream will continue until the obligation is satisfied. A portion of the payment received from Antigua has been derived from the lease proceeds the Antiguan government has received from the United States Department of Defense for the rental of two military bases. One of the bases was closed at the end of 1995. The Antiguan government has advised the Company that it will make up any shortfall in the military base proceeds from its general treasury, although it has not yet done so.























II.       OTHER INFORMATION




Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits:                      None

               (b)  Reports on Form 8-K:

                    No reports on Form 8-K were filed by the Company during the first three months of fiscal 1996.





































                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 10, 1996              By: /S/ DONALD L. SMITH, JR.
                                       Donald L. Smith, Jr.
                                       President and Chief
                                       Executive Officer



Date:    May 10, 1996              By: /S/ WALTER B. BARRETT
                                       Walter B. Barrett
                                       Vice President, Finance and
                                       Chief Financial Officer