Form 10-Q
period 1996-06-30
DEVCON INTERNATIONAL CORP
filed 1996-08-14
CIK 28452

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1994 for the quarterly period ended June 30, 1996 or

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

                                 (954) 429-1500


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


                                 YES [X]    NO [ ]

As of August 14, 1996, the number of shares outstanding of the Registrant's Common Stock was 4,498,935.

===============================================================================

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES




                                      INDEX

                                                                    PAGE NUMBER
                                                                    -----------
Part I.           Financial Information:


                  Consolidated Balance Sheets - June 30, 1996
                  and December 31, 1995.............................     3-4


                  Consolidated Statements of Operations and
                  Retained Earnings - Three and Six Months
                  Ended June 30, 1996 and 1995......................      5


                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1996 and 1995...........     6-7


                  Notes to Consolidated Financial Statements........      8


                  Management's Discussion and Analysis of
                  Financial Conditions and Results of
                  Operations........................................     8-13


Part II.          Other Information.................................      14

PART I.    FINANCIAL INFORMATION
- ------------------------------------------------------------

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       June 30, 1996 and December 31, 1995



                                               JUNE 30,         DECEMBER 31,
                                                1996               1995
                                             (UNAUDITED)         (AUDITED)
                                             ------------       ------------
ASSETS

Current assets:
   Cash                                      $    342,550       $    438,682
   Cash equivalents                             1,001,507            977,456
   Receivables, net                            14,982,586         12,043,706
   Costs in excess of billings
    and estimated earnings                      3,034,114          3,461,984
   Inventories                                  6,855,450          6,392,278
   Other                                        1,603,081            936,446
   Net assets of discontinued
    operation                                     695,214            749,114
                                             ------------       ------------

       Total current assets                    28,514,502         24,999,666

Property, plant and equipment
   Land                                         5,667,867          5,667,867
   Buildings                                    4,137,119          4,248,816
   Leasehold interests                         12,084,218         12,590,763
   Equipment                                   72,414,406         72,319,224
   Furniture and fixtures                         553,442          1,057,850
   Construction in process                        939,510          1,396,187
                                             ------------       ------------
                                               95,796,562         97,280,707

Less accumulated depreciation                 (43,215,505)       (45,898,662)
                                             ------------       ------------
                                               52,581,057         51,382,045

Investments in unconsolidated
 joint ventures and affiliates                    208,780            208,780
Advances to unconsolidated joint
 ventures and affiliates                        1,032,954          1,047,663
Receivables, net                               17,035,392         17,585,097
Intangible assets, net of
 accumulated amortization                       1,160,285          1,086,801
Other assets                                      914,241          1,002,588
                                             ------------       ------------

                                             $101,447,211       $ 97,312,640
                                             ============       ============





See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       June 30, 1996 and December 31, 1995



                                                 JUNE 30,           DECEMBER 31,
                                                   1996                 1995
                                                (UNAUDITED)          (AUDITED)
                                                ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable, trade and other            $  8,429,286        $  6,501,977
   Accrued expenses and other liabilities          1,545,911           1,451,429
   Notes payable to banks                            875,430           3,467,310
   Current installments of long-term debt          5,531,976           7,274,506
   Billings in excess of costs and
     estimated earnings                               19,947             766,399
   Income taxes                                      911,396             689,650
                                                ------------        ------------

       Total current liabilities                  17,313,946          20,151,271

Long-term debt, excluding current
  installments                                    21,240,396          15,547,908
Minority interest in consolidated
  subsidiaries                                       701,355             675,853
Deferred income taxes                                651,979             651,979
Other liabilities                                    882,169           1,127,043
                                                ------------        ------------

       Total liabilities                          40,789,845          38,154,054
                                                ------------        ------------

Stockholders' Equity:
   Common stock                                      449,894             446,451
   Additional paid-in capital                     12,064,133          11,987,365
   Retained earnings                              48,143,339          46,724,770
                                                ------------        ------------

       Total stockholders' equity                 60,657,366          59,158,586
                                                ------------        ------------

                                                $101,447,211        $ 97,312,640
                                                ============        ============




See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

           Consolidated Statements of Operations and Retained Earnings
                Three and Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                 Three                Three                Six                 Six
                                                Months               Months              Months              Months
                                                 Ended                Ended               Ended               Ended
                                               June 30,             June 30,            June 30,            June 30,
                                                 1996                 1995                1996                1995
                                               --------             --------            --------            ------
Concrete and related
  products revenues                         $14,153,505           $10,256,447         $26,770,712         $19,758,995
Contracting revenues                          4,819,763             3,623,585           9,559,607           7,861,612
Other revenues                                  564,402               545,561           1,428,718           1,410,510
                                            -----------           -----------         -----------         -----------
       Total revenues                        19,537,670            14,425,593          37,759,037          29,031,117

Cost of concrete and
   related products revenues                  9,960,154             7,280,033          19,201,011          14,579,830
Cost of contracting revenues                  4,339,651             3,294,288           8,272,638           6,597,131
Cost of other revenues                          502,587               442,429           1,242,804           1,074,060
                                            -----------           -----------         -----------         -----------
   Gross profit                               4,735,278             3,408,843           9,042,584           6,780,096

Selling, general and
   administrative expenses                    3,295,018             2,686,410           6,287,131           5,240,856
                                            -----------           -----------         -----------         -----------

       Operating income                       1,440,260               722,433           2,775,453           1,539,240

Other income (deductions)
   Interest expense                            (654,245)             (640,296)         (1,297,586)         (1,292,110)
   Gain (loss) on sale
     of equipment                                  (301)              151,173              10,359             153,221
   Interest and other income                     84,533                99,979             175,845             248,141
   Minority interest                            (20,000)               (8,372)            (25,502)            (15,363)
                                            -----------           -----------         -----------         -----------
                                               (590,013)             (397,516)         (1,136,884)           (906,111)
                                            -----------           -----------         -----------         -----------
       Income from
         continuing operations
         before income taxes                    850,247               324,917           1,618,569             633,129

Income taxes                                    100,000                  -                200,000                -
                                            -----------           -----------         -----------         -----------

       Income from
         continuing operations                  750,247               324,917           1,418,569             633,129

Loss from discontinued
  operation                                        -                     (836)               -                 (7,792)
                                            -----------           -----------         -----------         -----------

       Net earnings                             750,247               324,081           1,418,569             625,337

Retained earnings, beginning
   of period                                 47,393,092            49,772,529          46,724,770          49,471,273
                                            -----------           -----------         -----------         -----------
Retained earnings, end
  of period                                 $48,143,339           $50,096,610         $48,143,339         $50,096,610
                                            ===========           ===========         ===========         ===========

Earnings per share:
   From continuing operations               $   .16               $    .07            $   .30             $    .14
   From discontinued operation                  -                      -                  -                    -
                                             -----------           -----------         -----------         -----------
                                            $   .16               $    .07            $   .30             $    .14
                                            ===========           ===========         ============        ===========

Weighted average number of
   shares outstanding                         4,659,019             4,558,072           4,736,239           4,561,886
                                            ===========           ===========         ============        ===========


See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


                                                        1996              1995
                                                     -----------       -----------
Cash flows from operating activities:
   Net earnings                                      $ 1,418,569       $   625,337
   Adjustments to reconcile net
     earnings to net cash provided
     by operating activities:
    Depreciation and amortization                      2,512,408         2,377,671
    Provision for doubtful accounts
     and notes                                           150,000           150,000
    Gain on sale of equipment                            (10,359)         (153,221)
    Minority interest expense                             25,502            15,363

   Changes in operating assets and liabilities:
    Decrease (Increase) in receivables, net           (2,307,554)          571,715
    Decrease (Increase) in costs in excess
     of billings and estimated earnings                  427,870           (77,709)
    Decrease (Increase) in inventories                  (409,272)          540,234
    Increase in other current assets                    (666,634)         (282,948)
    Decrease (Increase) in other assets                  103,056           (74,677)
    Increase (Decrease) in accounts payable,
     trade and other                                   1,108,728        (2,287,773)
    Increase (Decrease) in billings in excess
     of cost and estimated earnings                     (746,452)          453,484
    Increase (Decrease) in income
     taxes payable                                       221,746            (7,428)
    Decrease in other liabilities                       (244,874)         (107,822)
                                                     -----------       -----------

       Net cash provided by
         operating activities                          1,582,734         1,742,226
                                                     -----------       -----------

Cash flows from investing activities:
   Purchase of property, plant and
     equipment                                        (5,018,349)       (2,162,888)
   Proceeds from disposition of property,
     plant and equipment                               1,387,553           339,208
   Issuance of notes                                    (288,457)         (200,993)
   Payments received on notes                            137,046         2,119,433
   Advances from affiliates                                  --            181,690
                                                     -----------       -----------

       Net cash provided by (used in)
         investing activities                        $(3,782,207)      $   276,450
                                                     -----------       -----------



See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)



                                                    1996                  1995
                                                 -----------           -----------
Cash flows from financing activities:
   Proceeds from debt                            $ 5,976,733           $ 3,777,068
   Principal payments on debt                     (4,618,655)           (5,794,636)
   Net borrowings from bank overdrafts               769,314               242,763
                                                 -----------           -----------

       Net cash provided by (used in)
         financing activities                      2,127,392            (1,774,805)
                                                 -----------           -----------

       Net increase (decrease) in
         cash and cash equivalents                   (72,081)              243,871

       Cash and cash equivalents,
         beginning of period                       1,416,138               942,050
                                                 -----------           -----------
       Cash and cash equivalents,
         end of period                           $ 1,344,057           $ 1,185,921
                                                 ===========           ===========



Supplemental disclosures of
   cash flow information
       Cash paid for

         Interest                                $ 1,405,197           $ 1,375,166
                                                 ===========           ===========

         Income taxes                            $       --            $    26,213
                                                 ===========           ===========


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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1996 and the results of its operations and cash flows for the three and six months ended June 30, 1996 and 1995.

The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 VS THREE MONTHS ENDED JUNE 30,
1995

REVENUES

The Company's revenues during the second quarter of 1996 were $19.5 million, as compared to $14.4 million during the same period in 1995. This increase was primarily due to increases in the Company's concrete and related products revenues and to a lesser extent, land development contracting division revenues.

The Company's concrete and related products division revenues increased to $14.2 million during the second quarter of 1996 from $10.3 million during the same period in 1995. The Company believes the increased sales are a result of rebuilding required to repair homes and other buildings damaged during Hurricanes Luis and Marilyn, which struck the Caribbean in September 1995. The Company believes that demand for concrete and related products for the balance of 1996 will continue at high levels in Antigua, St. Maarten, St. Martin and St. Thomas, as the owners of storm damaged homes and businesses begin and continue repair and rebuilding work.

Revenues from the Company's land development contracting division increased to $4.8 million during the second quarter of 1996 from $3.6 million for the same period in 1995. This increase was primarily attributable to the Company obtaining several hurricane related repair and reconstruction contracts in late 1995. The Company's backlog of unfilled portions of land development contracts at June 30, 1996 was $5.2 million, involving 17 projects. The Company expects that all of the backlog outstanding at June 30, 1996 will be completed by the end of 1996. As its current backlog is expected to be completed by the end of the year, the Company needs to obtain new contracts over the remainder of 1996 in order to achieve comparable contract revenue levels in 1997.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenues decreased to 70.5 percent during the second quarter of 1996 from 71.0 percent for the same period in 1995. This decrease was primarily attributable to the increase in revenues recognized. The Company's margins will also fluctuate depending on the mix of products sold and the locations in which sales were made during the quarter.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenues decreased to 90.0 percent during the second quarter of 1996 from 90.9 percent during the same period in 1995. This decrease is primarily attributable to the increase in revenues recognized, offset by costs incurred as a result of owning and operating heavy construction equipment. In addition, the Company's gross margins are affected by the varying profitability levels of individual contracts and the stage of completion of such contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense ("SG&A expense") was $3.3 million during the second quarter of 1996 and $2.7 million for the same period in 1995. This increase was primarily attributable to SG&A expense related to the Company's new operation on St. Martin and higher than expected operating expenses, offset by a reduction in expense attributable to personnel reductions. As a percentage of revenue, SG&A expense decreased to 17.5 percent for the second quarter of 1996 from 20.1 percent for the same period in 1995. This percentage decrease was primarily attributable to the increase in revenues actually recognized, offset by the increase in SG&A expense actually incurred.

DIVISIONAL OPERATING INCOME

The Company had operating income of $1.4 million for the second quarter of 1996 as compared to $722,000 for the same period in 1995. The Company's concrete and related products division operating income increased to $1.9 million during the second quarter of 1996 from $1.0 million during the same period in 1995. This increase is primarily attributable to increases in revenues and gross profits by this division, offset by increases in SG&A expense.

The Company's land development contracting division operating loss decreased to $268,000 for the second quarter of 1996 from a loss of $289,000 during the same period in 1995. This decrease is primarily attributable to the increases in gross profits, offset by some increases in SG&A expense.

NET EARNINGS

The Company had net earnings of $750,000 during the second quarter of 1996 as compared to net earnings of $324,000 during the same period in 1995. This increase is primarily attributable to increases in concrete and related products revenues and operating profits.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 VS SIX MONTHS ENDED JUNE 30, 1995

REVENUES

The Company's revenues during the first six months of 1996 were $37.8 million, as compared to $29.0 million during the same period in 1995. This increase was primarily due to increases in the Company's concrete and related products revenues and to a lesser extent, land development contracting division revenues.

The Company's concrete and related products division revenues increased to $26.8 million during the first six months of 1996 from $19.8 million during the same period in 1995. The Company believes the increased sales are a result of rebuilding required to repair homes and other buildings damaged during Hurricanes Luis and Marilyn, which struck the Caribbean in September 1995. The Company believes that demand for concrete and related products for the balance of 1996 will continue at high levels in Antigua, St. Maarten, St. Martin and St. Thomas, as the owners of storm damaged homes and businesses begin and continue repair and rebuilding work.

Revenues from the Company's land development contracting division increased to $9.6 million during the first six months of 1996 from $7.9 million for the same period in 1995. This increase was primarily attributable to the Company obtaining several hurricane related repair and reconstruction contracts in late 1995. The Company's backlog of unfilled portions of land development contracts at June 30, 1996 was $5.2 million, involving 17 projects. The Company expects that all of the backlog outstanding at June 30, 1996 will be completed by the end of 1996. As its current backlog is expected to be completed by the end of the year, the Company needs to obtain new contracts over the remainder of 1996 in order to achieve comparable contract revenue levels in 1997.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenues decreased to 71.7 percent during the first six months of 1996 from 73.8 percent for the same period in 1995. This increase was primarily attributable to the increase in revenues recognized. The Company's margins will also fluctuate depending on the mix of products sold and the locations in which sales are made during the quarter.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenues increased to 86.5 percent during the first six months of 1996 from 83.9 percent during the same period in 1995. This increase is primarily attributable to the costs incurred as a result of owning and operating heavy construction equipment, offset to some extent by the increase in revenues actually recognized. In addition, the Company's gross margins are affected by the varying profitability levels of individual contracts and the stage of completion of such contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense ("SG&A expense") was $6.3 million during the first six months of 1996 and $5.2 million for the same period in 1995. This increase was primarily attributable to SG&A expense related to the Company's new operation on St. Martin and higher than expected operating expenses, offset by a reduction in expense attributable to personnel reductions. As a percentage of revenue, SG&A expense decreased to 16.7 percent for the first six months of 1996 from 18.1 percent for the same period in 1995. This percentage decrease was primarily attributable to the increase in revenues actually recognized, offset by the increase in SG&A expense actually incurred.

DIVISIONAL OPERATING INCOME

The Company had operating income of $2.8 million for the first six months of 1996 as compared to $1.5 million for the same period in 1995. The Company's concrete and related products division operating income increased to $3.2 million during the first six months of 1996 from $1.7 million during the same period in 1995. This increase is primarily attributable to increases in revenues and gross profits by this division, offset by increases in SG&A expense.

The Company's land development contracting division operating income decreased to a loss of $75,000 for the first six months of 1996 from income of $58,000 during the same period in 1995. This decrease is primarily attributable to the reduction in gross profit margins achieved on contract work and increases in SG&A expense.

NET EARNINGS

The Company had net earnings of $1.4 million during the first six months of 1996 as compared to net earnings of $625,000 during the same period in 1995. This increase is primarily attributable to increases in concrete and related products revenues and gross profits.

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

The Company has funded many of these expenditures out of its current working capital. The increases in sales achieved during the second quarter of 1996, along with related increases in accounts receivable, inventories and plant and equipment, have had a short term negative impact on the Company's cash reserves. However, notwithstanding the foregoing and after factoring in the Company's obligations as set forth below, management believes that the Company's cash flow from operations, existing working capital (approximately $11.2 million at June 30, 1996) and funds available from existing and anticipated lines of credit and extensions thereof (assuming that they are obtained) will be adequate to meet the Company's anticipated needs for operations during the next twelve months.

At June 30, 1996, the Company had a revolving secured line of credit in the amount of $2.0 million and three secured lines of credit in the amount of $1.0 million, $400,000 and $400,000 from commercial banks in South Florida and the Caribbean. The Company had $2.0 million of borrowings outstanding under the $2.0 million line of credit, $567,000 of borrowings outstanding under the $1.0 million line of credit and $800,000 of borrowings outstanding under the two $400,000 lines of credit. The $2.0 million line and one $400,000 line expired in May 1996, the $1.0 million line expires in September 1996 and the other $400,000 line has no expiration date. The interest rates on all such indebtedness outstanding at June 30, 1996 ranged from 8.5 to 8.8 percent.

The Company has a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility expired on September 30, 1995 and is being continued on a month to month basis until reapproved. The facility bears interest at 14.0 percent per annum. At June 30, 1996 the Company had borrowings of $500,000 outstanding under this line.

The Company also has a $500,000 secured line of credit from a commercial bank in the United States. The line expires in October 1996 and bears interest at the prime interest rate plus one half of one percent. At June 30, 1996, the Company had borrowings of $475,000 outstanding under this line.

The Company has entered into three term loans with a Caribbean bank, repayable in varying monthly installments through December 2001. The interest rate on indebtedness outstanding at June 30, 1996 ranged from 8.5 percent to 9.8 percent and the Company had $4.5 million of borrowings outstanding. The loans are secured by individual leasehold mortgages on a block manufacturing plant, a cement distribution facility and a marina in the U.S. Virgin Islands.

In September 1993, the Company entered into a $4.0 million secured term loan. Borrowings outstanding bear interest at the prime interest rate plus three fourths of one percent. The interest rate on indebtedness outstanding at June 30, 1996 was 9.0 percent and the Company has $1.5 million of borrowings outstanding. This loan is being repaid in quarterly installments which commenced in November 1993 and all remaining unpaid amounts are due in full on September 30, 1996. The loan is secured by the Company's notes receivable from the Government of Antigua and Barbuda.

The Company has borrowed $5.2 million from a Company officer. One note has an outstanding balance of $5.1 million, is unsecured, bears interest at the prime interest rate and is due in full on January 1, 1998. The other note has a balance of $80,000, is secured by equipment, bears interest at 8.0 percent per annum and is due in monthly principal installments through February 1997 of $10,000, plus interest.

The Company has received a commitment from a bank in the Caribbean for a six year term loan of $6.0 million and a $1.0 million revolving line of credit. The term loan proceeds would be used to repay and retire a revolving line of credit that was due in May 1996 with a $2.0 million balance, two term loans totalling $605,000, an equipment loan with a balance of $242,000, a term loan due in September 1996 with a balance of $1.5 million, a line of credit due in September 1996 with a balance of $567,000, another line of credit that was due in May 1996 with a balance of $400,000 and various other notes amounting to approximately $400,000. The balance of $286,000 be used to provide additional working capital for the Company. The loan would be collateralized by various assets, primarily land and equipment, located in the Caribbean.

The Company purchases equipment from time to time as needed for its ongoing business operations. The Company is currently upgrading and replacing various equipment used by the concrete and related products division, principally concrete delivery trucks and quarry equipment. This upgrading and replacement program will continue throughout 1996. At present, management believes that the Company's inventory of construction equipment is adequate for its current contractual commitments, however, the acquisition of significant new construction contracts, depending on the nature of the contract, the job location and job duration, may require the Company to make significant investments in heavy construction equipment. Since the beginning of the year and through June 30, 1996, the Company has sold, for a small gain, equipment with an original cost basis of approximately $6.5 million and net book value of $1.4 million. Additional sales are expected over the remainder of 1996. The Company believes it has available or can obtain sufficient financing for most of its contemplated equipment replacements and additions. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases, including its ocean going bulk cement vessel, on an individual asset basis. At June 30, 1996 amounts outstanding to these lenders totalled $7.6 million. These loans are typically repaid over a three to six year term in monthly principal and interest installments.

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

Notes receivable and accrued interest at June 30, 1996 include $15.4 million, net due the Company pursuant to certain promissory notes delivered to the Company in connection with two construction contracts with the Government of Antigua, $2.0 million of which is classified as a current receivable. The notes call for both quarterly and monthly principal and interest payments until maturity in 1997. The Government of Antigua has made required quarterly payments aggregating $2.0 million per year but has made only some of the required monthly payments. A portion of the payment received from Antigua has been derived from the lease proceeds the Antiguan government has received from the United States Department of Defense for the rental of two military bases. One of the bases was closed at the end of 1995, resulting in a shortfall of $700,000 per year in the required quarterly payments. The Antiguan government has advised the Company that it will make up the shortfall in the military base proceeds from its general treasury, although it has not yet done so. The Company expects that the notes will not be satisfied at maturity but the Antiguan government has advised the Company that payments will continue until the obligation is satisfied. The Company does not presently anticipate material increases in or accelerations of payments by the Government of Antigua.

II.   OTHER INFORMATION
- ------------------------------------------------------------

ITEM 1.           LEGAL PROCEEDINGS

None reportable

ITEM 2.           CHANGES IN SECURITIES

None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Shareholders Meeting on June 21, 1996. The issues submitted to a vote of the security holders and the results of the voting are as follows:

1)        Election of five directors

                                       FOR           WITHHELD           ABSTAIN
                                       ---           --------           -------
          Richard L. Hornsby        3,263,200           30                -
          Robert L. Kester          3,263,200           30                -
          W. Douglas Pitts          3,263,200           30                -
          Donald L. Smith, Jr.      3,263,200           30                -
          Robert A. Steele          3,263,200           30                -

          The Board consists of five directors. All nominees were elected to serve for a one year term.

2) Proposal to ratify the appointment of KPMG Peat Marwick as the Company's auditor for 1996.

                                       FOR           WITHHELD           ABSTAIN
                                       ---           --------           -------
                                    3,263,230           -                 -

ITEM 5.           OTHER INFORMATION

None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)     Exhibits:                  None

                  (b)     Reports on Form 8-K:

                          No reports on Form 8-K were filed by the Company during the first six months of fiscal 1996.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    AUGUST 14, 1996                By: /S/ DONALD L. SMITH, JR.
         ---------------                    -------------------------
                                            Donald L. Smith, Jr.
                                            President and Chief
                                            Executive Officer

Date:    AUGUST 14, 1996                By: /S/ WALTER B. BARRETT
         ---------------                    ----------------------
                                            Walter B. Barrett
                                            Vice President, Finance and
                                            Chief Financial Officer