Form 10-Q
period 1996-09-30
DEVCON INTERNATIONAL CORP
filed 1996-11-14
CIK 28452

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1994 for the quarterly period ended September 30, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.


                           Commission File No. 0-7152



                           DEVCON INTERNATIONAL CORP.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                FLORIDA                                        59-067199
-------------------------------------------------------------------------------
 (State or other jurisdiction of                            (I.R.S.Employer
 incorporation or organization)                            Identification No.)

1350 E. NEWPORT CENTER DRIVE, SUITE 201, DEERFIELD BEACH, FL        33442
-------------------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)

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

         YES    [X]                        NO [ ]

As of November 13, 1996, the number of shares outstanding of the Registrant's Common Stock was 4,498,935.

===============================================================================

                          DEVCON INTERNATIONAL CORP.
                               AND SUBSIDIARIES



                                     INDEX

                                                                  PAGE NUMBER
                                                                  -----------

Part I.     Financial Information:

            Consolidated Balance Sheets - September 30, 1996
            and December 31, 1995....................................  3-4

            Consolidated Statements of Operations and
            Retained Earnings - Three and Nine Months
            Ended September 30, 1996 and 1995........................   5


            Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1996 and 1995............  6-7


            Notes to Consolidated Financial Statements...............   8


            Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations............................................... 8-13

Part II.    Other Information........................................  14

PART I.    FINANCIAL INFORMATION

------------------------------------------------------------

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    September 30, 1996 and December 31, 1995

                                             SEPTEMBER 30,     DECEMBER 31,
                                                 1996              1995
                                              (UNAUDITED)        (AUDITED)
                                             ------------     ------------

ASSETS

Current assets:
  Cash                                       $    233,398     $    438,682
  Cash equivalents                              1,013,741          977,456
  Receivables, net                             13,745,470       12,043,706
  Costs in excess of billings
   and estimated earnings                       3,135,181        3,461,984
  Inventories                                   6,613,323        6,392,278
  Other                                         1,309,847          936,446
  Net assets of discontinued
   operation                                        -              749,114
                                             ------------     ------------

     Total current assets                      26,050,960       24,999,666

Property, plant and equipment
  Land                                          5,667,867        5,667,867
  Buildings                                     4,119,727        4,248,816
  Leasehold interests                          12,394,838       12,590,763
  Equipment                                    70,881,888       72,319,224
  Furniture and fixtures                          572,950        1,057,850
  Construction in process                       1,358,745        1,396,187
                                             ------------     ------------
                                               94,996,015       97,280,707

Less accumulated depreciation                 (42,082,067)     (45,898,662)
                                             ------------     ------------
                                               52,913,948       51,382,045

Investments in unconsolidated
 joint ventures and affiliates                    183,780          208,780
Advances to unconsolidated joint
 ventures and affiliates                        1,251,174        1,047,663
Receivables, net                               18,253,618       17,585,097
Intangible assets, net of
 accumulated amortization                       1,108,227        1,086,801
Other assets                                      747,881        1,002,588
                                             -------------    ------------

                                             $100,509,588     $ 97,312,640
                                             ============     ============





          See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    September 30, 1996 and December 31, 1995



                                             SEPTEMBER 30,     DECEMBER 31,
                                                 1996              1995
                                              (UNAUDITED)        (AUDITED)
                                             ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, trade and other          $  7,214,878     $  6,501,977
  Accrued expenses and other liabilities        2,901,388        1,451,429
  Notes payable to banks                          839,589        3,467,310
  Current installments of long-term debt        4,999,464        7,274,506
  Billings in excess of costs and
    estimated earnings                             19,947          766,399
  Income taxes                                    989,668          689,650
                                             ------------     ------------

     Total current liabilities                 16,964,934       20,151,271

Long-term debt, excluding current
  installments                                 20,971,925       15,547,908
Minority interest in consolidated
  subsidiaries                                    686,155          675,853
Deferred income taxes                             651,979          651,979
Other liabilities                                 782,307        1,127,043
                                             ------------     ------------

     Total liabilities                         40,057,300       38,154,054
                                             ------------     ------------

Stockholders' Equity:
  Common stock                                    449,894          446,451
  Additional paid-in capital                   12,064,133       11,987,365
  Retained earnings                            47,938,261       46,724,770
                                             ------------     ------------

     Total stockholders' equity                60,452,288       59,158,586
                                             ------------     ------------

                                             $100,509,588     $ 97,312,640
                                             ============     ============




          See accompanying notes to consolidated financial statements.


                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

           Consolidated Statements of Operations and Retained Earnings
             Three and Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                       THREE                THREE                NINE                  NINE
                                                       MONTHS               MONTHS               MONTHS                MONTHS
                                                       ENDED                ENDED                ENDED                 ENDED
                                                       SEPT 30,             SEPT 30,             SEPT 30,              SEPT 30,
                                                       1996                 1995                 1996                  1995
                                                    ------------         ------------         ------------         ------------

Concrete and related
  products revenues ............................    $ 13,594,124         $  8,032,604         $ 40,364,836         $ 27,791,599
Contracting revenues ...........................       2,594,815            3,366,867           12,154,422           11,228,479
Other revenues .................................         429,192              432,161            1,857,910            1,842,671
                                                    ------------         ------------         ------------         ------------
     Total revenues ............................      16,618,132           11,831,632           54,377,168           40,862,749

Cost of concrete and
  related products revenues ....................      10,068,921            6,804,224           29,269,932           21,384,054
Cost of contracting revenues ...................       2,398,186            3,262,097           10,670,824            9,859,228
Cost of other revenues .........................          98,716              375,696            1,341,518            1,449,756
                                                    ------------         ------------         ------------         ------------
     Gross profit ..............................       4,052,309            1,389,615           13,094,894            8,169,711

Selling, general and
  administrative expenses ......................       3,041,424            2,754,092            9,328,555            7,994,949
                                                    ------------         ------------         ------------         ------------

     Operating income (loss) ...................       1,010,885           (1,364,477)           3,766,339              174,762

Other income (deductions)
  Equity in loss of
    unconsolidated subsidiary ..................         (25,000)                --                (25,000)                --
  Interest expense .............................        (666,847)            (621,524)          (1,964,433)          (1,913,635)
  Gain (loss) on sale
    of equipment ...............................         (11,515)               2,841               (1,157)             156,062
  Interest and other income ....................          93,407               96,835              269,252              344,976
  Minority interest ............................          15,200              (10,257)             (10,302)             (25,620)
                                                    ------------         ------------         ------------         ------------
                                                        (594,755)            (532,105)          (1,731,640)          (1,438,217)
                                                    ------------         ------------         ------------         ------------
     Income (loss) from
       continuing operations
       before income taxes .....................         416,130           (1,896,582)           2,034,699           (1,263,455)

Income taxes ...................................         133,089                 --                333,089                 --
                                                    ------------         ------------         ------------         ------------
     Income (loss) from
       continuing operations ...................         283,041           (1,896,582)           1,701,610           (1,263,455)

Loss on disposal of discontinued
  operation ....................................        (488,119)              (1,362)            (488,119)              (9,152)
                                                    ------------         ------------         ------------         ------------

     Net earnings (loss) .......................        (205,078)          (1,897,944)           1,213,491           (1,272,607)

Retained earnings, beginning
  of period ....................................      48,143,339           50,096,610           46,724,770           49,471,273
                                                    ------------         ------------         ------------         ------------
Retained earnings, end
  of period ....................................    $ 47,938,261         $ 48,198,666         $ 47,938,261         $ 48,198,666
                                                    ============         ============         ============         ============

Earnings (loss) per share:
  From continuing operations ...................    $        .06         $       (.42)        $        .36         $       (.28)
  From discontinued operation ..................            (.10)                --                   (.10)                --
                                                    ------------         ------------         ------------         ------------

                                                    $       (.04)        $       (.42)        $        .26         $       (.28)
                                                    ============         ============         ============         ============
Weighted average number of
  shares outstanding ...........................       4,621,271            4,562,317            4.697,916            4,560,046
                                                    ============         ============         ============         ============


          See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)



                                                         1996           1995
                                                     -----------    -----------


Cash flows from operating activities:
  Net earnings (loss) ............................   $ 1,213,491    $(1,272,607)
  Adjustments to reconcile net
    earnings to net cash provided
    by operating activities:
   Depreciation and amortization .................     3,881,922      3,453,229
   Provision for doubtful accounts
    and notes ....................................       225,000        223,000
   (Gain) Loss on sale of equipment ..............         1,156       (156,069)
   Minority interest expense (income) ............        15,200        (48,907)

  Changes in operating assets and
   liabilities:
   Decrease (Increase) in receivables, net .......    (2,192,635)       522,510
   Decrease (Increase) in costs in excess
    of billings and estimated earnings ...........       326,803       (107,427)
   Decrease (Increase) in inventories ............      (221,045)       609,879
   Decrease (Increase) in other
     current assets ..............................       373,401        (61,998)
   Decrease in other assets ......................       254,709        274,713
   Increase (Decrease) in accounts payable,
    trade and other ..............................     1,740,289       (128,072)
   Increase (Decrease) in billings in
     excess of costs and estimated earnings ......      (746,452)        31,499
   Increase (Decrease) in income
    taxes payable ................................       300,018        (15,201)
   Decrease in other liabilities .................      (344,737)       (93,328)
                                                     -----------    -----------
     Net cash provided by
       operating activities ......................     4,827,120      3,231,221
                                                     -----------    -----------

Cash flows from investing activities:
  Purchase of property, plant and
    equipment ....................................    (6,995,171)    (3,870,453)
  Proceeds from disposition of property,
    plant and equipment ..........................     1,729,826        640,601
  Payment to acquire subsidiary company ..........          --       (1,000,000)
  Issuance of notes ..............................    (1,857,491)      (227,233)
  Payments received on notes .....................     1,454,841      2,643,443
  Advances to affiliates .........................      (258,731)       (18,310)
  Advances from affiliates .......................        55,220        340,000
                                                     -----------    -----------

     Net cash used in investing activities .......   $(5,871,506)   $(1,491,952)
                                                     -----------    -----------


          See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)



                                                 1996              1995
                                                 ----              ----

Cash flows from financing activities:
  Proceeds from debt                         $ 7,039,733      $ 6,509,127
  Principal payments on debt                  (6,518,479)      (8,041,573)
  Net borrowings from bank overdrafts            354,133           55,975
                                             -----------      -----------

     Net cash provided by (used in)
       financing activities                      875,387       (1,476,471)
                                             -----------      -----------

     Net increase (decrease) in
       cash and cash equivalents                (168,999)         262,798

     Cash and cash equivalents,
       beginning of period                     1,416,138          942,050
                                             -----------      -----------
     Cash and cash equivalents,
       end of period                         $ 1,247,139      $ 1,204,848
                                             ===========      ===========



Supplemental disclosures of
  cash flow information
     Cash paid for

       Interest                              $ 2,077,387      $ 1,974,418
                                             ===========      ===========

       Income taxes                          $      -         $    32,773
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1996 and the results of its operations and cash flows for the nine months ended September 30, 1996 and 1995.

The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 VS THREE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES

The Company's revenues during the third quarter of 1996 were $16.6 million, as compared to $11.8 million during the same period in 1995. This increase was primarily due to increases in the Company's concrete and related products revenues, offset to a lesser extent, by decreases in land development contracting division revenues.

The Company's concrete and related products division revenues increased to $13.6 million during the third quarter of 1996 from $8.0 million during the same period in 1995. The Company believes the increased sales are a result of rebuilding required to repair homes and other buildings damaged during Hurricanes Luis and Marilyn, which struck the Caribbean in September 1995. The Company believes that demand for concrete and related products for the balance of 1996 will remain strong in Antigua, St. Maarten, St. Martin and St. Thomas, as the owners of storm damaged homes and businesses begin and continue repair and rebuilding work.

Revenues from the Company's land development contracting division decreased to $2.6 million during the third quarter of 1996 from $3.4 million for the same period in 1995. This decrease was primarily attributable to the winding down of several hurricane related repair and reconstruction contracts obtained in late 1995. The Company's backlog of unfilled portions of land development contracts at September 30, 1996 was $4.3 million, involving 19 projects. The Company expects that all of the backlog outstanding at September 30, 1996 will be completed by the end of 1996. As its current backlog is expected to be completed by the end of the year, the Company needs to obtain new contracts over the remainder of 1996 in order to maintain comparable revenue and backlog levels in 1997.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenues decreased to 74.1 percent during the third quarter of 1996 from 84.7 percent for the same period in 1995. This decrease was primarily attributable to the increase in revenues recognized. The Company's margins will also fluctuate depending on the mix of products sold and the locations in which sales were made during the quarter.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenues decreased to 92.4 percent during the third quarter of 1996 from 96.9 percent during the same period in 1995. This decrease is primarily attributable to the higher profit margins on current projects, offset by costs incurred as a result of owning and operating heavy construction equipment. In addition, the Company's gross margins are affected by the varying profitability levels of individual contracts and the stage of completion of such contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense ("SG&A expense") was $3.0 million during the third quarter of 1996 and $2.8 million for the same period in 1995. This increase was primarily attributable to SG&A expense related to the Company's new operation on St. Martin and higher than expected operating expenses, offset by a reduction in expense attributable to personnel reductions. As a percentage of revenue, SG&A expense decreased to 18.3 percent for the third quarter of 1996 from 23.3 percent for the same period in 1995. This percentage decrease was primarily attributable to the increase in revenues actually recognized, offset by the increase in SG&A expense actually incurred.

DIVISIONAL OPERATING INCOME (LOSS)

The Company had operating income of $1.0 million for the third quarter of 1996 as compared to an operating loss of $1.4 million for the same period in 1995. The Company's concrete and related products division operating income increased to $1.1 million during the third quarter of 1996 from an operating loss of $604,000 during the same period in 1995. This increase is primarily attributable to increases in revenues and gross profits by this division, offset by increases in SG&A expense.

The Company's land development contracting division operating loss decreased to $250,000 for the third quarter of 1996 from a loss of $428,000 during the same period in 1995. This decrease is primarily attributable to the modest increase in gross profit, offset by some increases in SG&A expense.

LOSS ON DISPOSAL OF DISCONTINUED OPERATION

In September 1996, the Company sold its interest in its ceiling tile business. This business had been treated as a discontinued operation at December 31, 1995. As a result of the sale price obtained, an additional write down of the Company's investment was required.

NET EARNINGS (LOSS)

The Company had a net loss of $205,000 during the third quarter of 1996 as compared to a net loss of $1.9 million during the same period in 1995. This reduction in loss is primarily attributable to increases in concrete and related products revenues and operating profits, offset by an additional write down required as a result of the Company's disposal of its ceiling tile business.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 VS NINE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES

The Company's revenues during the first nine months of 1996 were $54.4 million, as compared to $40.9 million during the same period in 1995. This increase was primarily due to increases in the Company's concrete and related products revenues, and to a lesser extent, land development contracting division revenues.

The Company's concrete and related products division revenues increased to $40.4 million during the first nine months of 1996 from $27.8 million during the same period in 1995. The Company believes the increased sales are a result of rebuilding required to repair homes and other buildings damaged during Hurricanes Luis and Marilyn, which struck the Caribbean in September 1995. The Company believes that demand for concrete and related products for the balance of 1996 will remain strong in Antigua, St. Maarten, St. Martin and St. Thomas, as the owners of storm damaged homes and businesses begin and continue repair and rebuilding work.

Revenues from the Company's land development contracting division increased to $12.2 million during the first nine months of 1996 from $11.2 million for the same period in 1995. This increase was primarily attributable to the Company obtaining several hurricane related repair and reconstruction contracts in late 1995. The Company's backlog of unfilled portions of land development contracts at September 30, 1996 was $4.3 million, involving 19 projects. The Company expects that all of the backlog outstanding at September 30, 1996 will be completed by the end of 1996. As its current backlog is expected to be completed by the end of the year, the Company needs to obtain new contracts over the remainder of 1996 in order to maintain comparable revenue and backlog levels in 1997.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenues decreased to 72.5 percent during the first nine months of 1996 from 76.9 percent for the same period in 1995. This decrease was primarily attributable to the increase in revenues recognized. The Company's margins will also fluctuate depending on the mix of products sold and the locations in which sales are made during the quarter.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenues was
87.8 percent during the first nine months of 1996 and 1995. The Company's gross margins are generally affected by the varying profitability levels of individual contracts and the stage of completion of such contracts, as well as the cost involved in owning and operating heavy construction equipment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense ("SG&A expense") was $9.3 million during the first nine months of 1996 and $8.0 million for the same period in 1995. This increase was primarily attributable to SG&A expense related to the Company's new operation on St. Martin and higher than expected operating expenses, offset by a reduction in expense attributable to personnel reductions. As a percentage of revenue, SG&A expense decreased to 17.2 percent for the first nine months of 1996 from 19.6 percent for the same period in 1995. This percentage decrease was primarily attributable to the increase in revenues actually recognized, offset by the increase in SG&A expense actually incurred.

DIVISIONAL OPERATING INCOME

The Company had operating income of $3.8 million for the first nine months of 1996 as compared to $175,000 for the same period in 1995. The Company's concrete and related products division operating income increased to $4.2 million during the first nine months of 1996 from $894,000 during the same period in 1995. This increase is primarily attributable to increases in revenues and gross profits by this division, offset by increases in SG&A expense.

The Company's land development contracting division operating income decreased to a loss of $325,000 for the first nine months of 1996 from a loss of $370,000 during the same period in 1995. This reduction is primarily attributable to the increases in revenues achieved by this division.

LOSS ON DISPOSAL OF DISCONTINUED OPERATION

In September 1996, the Company sold its interest in its ceiling tile business. This business had been treated as a discontinued operation at December 31, 1995. As a result of the sale price obtained, an additional write down of the Company's investment was required.

NET EARNINGS (LOSS)

The Company had net earnings of $1.2 million during the first nine months of 1996 as compared to a net loss of $1.3 million during the same period in 1995. This increase is primarily attributable to increases in concrete and related products revenues and gross profits, offset by an additional write down required as a result of the Company's disposal of its ceiling tile business.

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

The Company has funded many of these expenditures out of its current working capital. The sales increases achieved during 1996, along with related increases in accounts receivable, inventories and plant and equipment, have had a short term negative impact on the Company's cash reserves. However, notwithstanding the foregoing and after factoring in the Company's obligations as set forth below, management believes that the Company's cash flow from operations, existing working capital (approximately $9.1 million at September 30, 1996) and funds available from existing and anticipated lines of credit and extensions thereof (assuming that they are obtained) will be adequate to meet the Company's anticipated needs for operations during the next twelve months.

At September 30, 1996, the Company had a revolving secured line of credit in the amount of $2.0 million and three secured lines of credit in the amount of $1.0 million, $400,000 and $400,000 from commercial banks in South Florida and the

Caribbean. At September 30, 1996 the Company had $2.0 million of borrowings outstanding under the $2.0 million line of credit, $567,000 of borrowings outstanding under the $1.0 million line of credit and $800,000 of borrowings outstanding under the two $400,000 lines of credit. The $2.0 million line and one $400,000 line expired in May 1996 and are being continued on a month to month basis pending the closing of the new commitment discussed below, the $1.0 million line expires in November 1996 and the other $400,000 line has no expiration date. The interest rates on all such indebtedness outstanding at September 30, 1996 ranged from 8.5 to 8.8 percent.

The Company has a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility expired on September 30, 1996 and is being continued on a month to month basis until reapproved. The facility bears interest at 14.0 percent per annum. At September 30, 1996 the Company had borrowings of $410,000 outstanding under this line.

The Company also has a $500,000 secured line of credit from a commercial bank in the United States. The line expires in October 1996 and bears interest at the prime interest rate plus one half of one percent. At September 30, 1996, the Company had borrowings of $440,000 outstanding under this line.

The Company has entered into three term loans with a Caribbean bank, repayable in varying monthly installments through December 2001. The interest rate on indebtedness outstanding at September 30, 1996 ranged from 8.5 percent to 9.8 percent and the Company had $4.2 million of borrowings outstanding. The loans are secured by individual leasehold mortgages on a block manufacturing plant, a cement distribution facility and a marina in the U.S. Virgin Islands.

In September 1993, the Company entered into a $4.0 million secured term loan. Borrowings outstanding bear interest at the prime interest rate plus three fourths of one percent. The interest rate on indebtedness outstanding at September 30, 1996 was 9.0 percent and the Company has $1.5 million of borrowings outstanding. This loan is due in full on November 30, 1996. The loan is secured by the Company's notes receivable from the Government of Antigua and Barbuda.

The Company has borrowed $5.6 million from a Company officer. One note has an outstanding balance of $5.5 million, is unsecured, bears interest at the prime interest rate and is due in full on January 1, 1998. The other note has a balance of $50,000, is secured by equipment, bears interest at 8.0 percent per annum and is due in monthly principal installments through February 1997 of $10,000, plus interest.

The Company has received a commitment from a bank in the Caribbean for a six year term loan of $6.0 million and a $1.0 million revolving line of credit. The term loan proceeds would be used to repay and retire a revolving line of credit that was due in May 1996 with a $2.0 million balance, two term loans totalling $583,000, an equipment loan with a balance of $172,000, a term loan due in November 1996 with a balance of $1.5 million, a line of credit due in November 1996 with a balance of $567,000, another line of credit that was due in May 1996 with a balance of $400,000 and various other notes amounting to approximately $365,000. The balance of $413,000 be used to provide additional working capital for the Company. The loan will be collateralized by various assets, primarily land and equipment, located in the Caribbean.

The Company purchases equipment from time to time as needed for its ongoing business operations. The Company is currently upgrading and replacing various equipment used by the concrete and related products division, principally concrete delivery trucks and quarry equipment. This upgrading and replacement program will continue throughout 1996. At present, management believes that the Company's inventory of construction equipment is adequate for its current contractual commitments, however, the acquisition of significant new construction contracts, depending on the nature of the contract, the job location and job duration, may require the Company to make significant investments in heavy construction equipment. If the Company does not obtain additional contract backlog, then it plans to sell a portion of the equipment it currently owns. The Company will have to bear the carrying costs, principally depreciation and interest, on any idle equipment not sold. Since the beginning of the year and through September 30, 1996, the Company has sold equipment with an original cost basis of approximately $9.3 million and net book value of $1.7 million. In November 1996, the Company entered into an agreement to sell its cement hauling vessel to a third party for $4.0 million. The Company intends to lease the vessel back from the new owners for a four year term, with options to renew the lease for four additional one year periods. After the related debt on the vessel is repaid, the Company should net approximately $2.2 million as a result of this transaction. The Company currently intends to use these funds to retire debt and enhance its working capital position. The Company expects to complete additional equipment sales during the remainder of 1996. The Company believes it has available or can obtain sufficient financing for most of its contemplated equipment replacements and additions. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases, including its ocean going bulk cement vessel, on an individual asset basis. At September 30, 1996 amounts outstanding to these lenders totalled $7.3 million. These loans are typically repaid over a three to six year term in monthly principal and interest installments.

A significant portion of the Company's outstanding debt bears interest at variable rates. The Company could be negatively impacted by a substantial increase in interest rates.

The Company has contingent obligations and has made certain guarantees in connection with acquisitions, its participation in certain joint ventures, certain employee and construction bonding matters and its receipt of a tax exemption. In connection with a 1990 St. Maarten acquisition, the Company agreed to pay the seller annually an amount per unit of certain concrete and stone products sold by the Company in St. Maarten from April 1, 1990 to March 31, 1998, but in no event less than $500,000 per year. The Company has certain offsets available against this payment which has reduced the minimum annual payment to $350,000 per year.

Notes receivable and accrued interest at September 30, 1996 include $15.0 million, net due the Company pursuant to certain promissory notes delivered to the Company in connection with two construction contracts with the Government of Antigua, $2.0 million of which is classified as a current receivable. The notes call for both quarterly and monthly principal and interest payments until maturity in 1997. The notes will not be satisfied at maturity but the Antiguan government has advised the Company that payments will continue until the obligation is satisfied. The Government of Antigua has made required quarterly payments through December 1995 aggregating $2.0 million per year but has made only some of the required monthly payments. A portion of the payment received from Antigua has been derived from the lease proceeds the Antiguan government has received from the United States Department of Defense for the rental of two military bases. One of the bases was closed at the end of 1995, resulting in a shortfall of $700,000 per year in the required quarterly payments. To partially make up this shortfall, the Antiguan government has entered into a written agreement with the Company requiring Antigua to pay $600,000 per year from its fuel tax revenues. Payments under this agreement are scheduled to start in December 1996. The Company does not presently anticipate any other material increases in or accelerations of payments by the Government of Antigua.

II.   OTHER INFORMATION
------------------------------------------------------------

ITEM 1.     LEGAL PROCEEDINGS
-------     -----------------
None


ITEM 2.     CHANGES IN SECURITIES
-------     ---------------------

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
-------     -------------------------------

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

None

ITEM 5.     OTHER INFORMATION
-------     -----------------

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------

            (a)   Exhibits:  None

            (b)   Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Company during the first nine months of fiscal 1996.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    NOVEMBER 13, 1996             By: /S/ DONALD L. SMITH, JR.
         -----------------                -------------------------
                                           Donald L. Smith, Jr.
                                           President and Chief
                                           Executive Officer


Date:    NOVEMBER 13, 1996             By: /S/ WALTER B. BARRETT
         -----------------                ----------------------
                                           Walter B. Barrett
                                           Vice President, Finance and
                                           Chief Financial Officer