Form 10-K/A
period 1995-12-31
DEVCON INTERNATIONAL CORP
filed 1997-02-28
CIK 28452

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                           FORM 10-K/A

                         Amendment No. 2

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

   The Company turned its fiscal year-end accounts receivable approximately 4.7 times in 1995, 4.5 times in 1994 and 3.9 times in 1993. The improvement in the Company's accounts receivable turnover ratio from 1993 to 1995 is due primarily to (i) a reduction in contract retainage receivables as a result of a gradual decline in the number of pending construction contracts held by the Company and (ii) improvements in the Company's collection process. The increase in the Company's accounts receivable turnover ratio has had only a modest effect on the Company's liquidity as the additional cash generated has been used for debt repayment and capital expenditures.


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







                   DEVCON INTERNATIONAL CORP.
                        AND SUBSIDIARIES

              Consolidated Statements of Operations

For Each of the Years in the Three Year Period Ended December 31,
1995

[CAPTION]




                                 1995      1994      1993

Concrete and related products
  revenues               $37,716,253 $39,342,107   $38,300,065
Contracting revenues
  (note 13)                16,068,283 22,941,915    16,926,065
Other revenues              2,366,926  2,965,081       638,196

       Total revenues      56,151,462 65,249,103    55,864,326

Cost of concrete and related
  products                 29,069,207 29,200,324    31,819,998
Cost of contracting        14,102,977 19,249,741    19,700,120
Cost of other               1,720,911  2,387,592       528,781

     Gross profit          11,258,367 14,411,446     3,815,427

Operating expenses:
  Selling, general and
    administrative         10,682,423  9,626,374    11,280,103
  Provision for doubtful
    accounts and notes        301,510    300,000       690,642

     Operating income
       (loss)                 274,434  4,485,072    (8,155,318)

Other income (deductions):
  Equity in earnings of
    unconsolidated joint
    ventures and affiliates
    (note 4)                    -          -           447,117
  Gain (loss) on sale of
    equipment                 164,116     34,895      (317,717)
  Interest expense         (2,555,848)(2,704,105)   (2,238,703)
  Interest and other
    income                    462,840    854,024     1,227,959
  Writedown of assets to net
    realizable value            -          -          (250,000)
  Minority interest           (31,693)   (38,344)       (7,103)
  Impairment loss on
   discontinued operations
   subsequently retained
   (note 9)                    -           -        (2,200,000)

                           (1,960,585)(1,853,530)   (3,338,447)

     Income (loss) from
       continuing operations
       before income
       taxes               (1,686,151) 2,631,542   (11,493,765)

Income taxes (note 8)         145,352     50,000       107,486

     Income (loss) from
       continuing
       operations          (1,831,503) 2,581,542   (11,601,251)



See accompanying notes to consolidated financial statements.


































                   DEVCON INTERNATIONAL CORP.
                        AND SUBSIDIARIES

        Consolidated Statements of Operations (Continued)

[CAPTION]



                                 1995       1994          1993


Discontinued operations
  (note 9):
     Impairment gain
      (loss)               $ (800,000)  $      -   $ 2,200,000
  Loss from discontinued
      operations             (115,000)  (470,076)     (173,256)

     Income (loss) from
       discontinued
       operations            (915,000)  (470,076)    2,026,744

     Income (loss) from
        continuing and
        discontinued
        operations
        before cumulative
        effect of
        change in
        accounting prin-
        ciple              (2,746,503) 2,111,466    (9,574,507)

     Cumulative effect of
        change in
        accounting prin-
        ciple                 -             -          500,000

        Net earnings
           (loss)         $(2,746,503)$2,111,466   $(9,074,507)


Earnings (loss) per share:
  From continuing
   operations               $    (.40)  $    .57      $  (2.55)
  From discontinued
   operations                    (.20)      (.11)          .44
  From change in
   accounting
   principle                   -           -               .11

        Net earnings
          (loss)            $    (.60)  $    .46      $  (2.00)


Weighted average
  number of shares          4,566,671  4,560,397     4,540,804


See accompanying notes to consolidated financial statements.














































                   DEVCON INTERNATIONAL CORP.
                        AND SUBSIDIARIES

         Consolidated Statements of Stockholders' Equity

For Each of the Years in the Three Year Period Ended December 31,
1995

[CAPTION]



                                      Additional
                               Common    Paid-in      Retained
                                Stock    Capital      Earnings

Balances at
  December 31, 1992          $436,867$11,246,950   $56,434,314

Proceeds from sale of
 restricted stock               6,251    493,750             -

Net loss                            -          -    (9,074,507)

Balances at December
  31, 1993                    443,118 11,740,700    47,359,807

Net earnings                        -          -     2,111,466

Balances at December
  31, 1994                    443,118 11,740,700    49,471,273

Stock issued in
  connection with
  acquisition of
  additional
  partnership
  interest                      3,333    246,665             -

Net loss                            -          -    (2,746,503)

Balances at December
  31, 1995                   $446,451$11,987,365   $46,724,770








(continued)


                                           Total


Balances at December 31, 1992         $68,118,131

Proceeds from sale of restricted
  stock                                   500,001

Net loss                               (9,074,507)

Balances at December 31, 1993          59,543,625

Net income                              2,111,466

Balances at December 31, 1994          61,655,091

Stock issued in connection with
  acquisition of additional
  partnership interest                    249,998

Net loss                               (2,746,503)

Balances at December 31, 1995         $59,158,586




See accompanying notes to consolidated financial statements.























                   DEVCON INTERNATIONAL CORP.
                        AND SUBSIDIARIES

              Consolidated Statements of Cash Flows

For Each of the Years in the Three Year Period Ended December 31,
1995

[CAPTION]


                              1995           1994       1993

   Cash flows from operating
 activities:
 Net earnings (loss)    $(2,746,503)   $2,111,466  $(9,074,507)
 Adjustments to reconcile
   net earnings (loss) to
   net cash provided by
   operating activities:
    Depreciation and
     amortization         4,714,254     6,459,492    6,733,618
    Deferred income tax
     benefit               (777,021)            -            -
    Cumulative effect of
     change in accounting
     principle                    -             -     (500,000)
    Equity in (earnings) loss of
     unconsolidated joint
     ventures and affiliates       -            -     (447,117)
    Provision for doubtful
     accounts and notes     301,510       300,000      690,642
    Writedown of assets to net
     realizable value             -             -      250,000
    (Gain) loss on sale of
     equipment             (164,116)      (34,896)     317,717
    Loss from discontinued
     operations             915,000       470,076      173,256
    Increase (decrease) in
     minority interest in
     unconsolidated sub-
     sidiaries               31,693        38,345        7,103
    Changes in operating assets
     and liabilities:
    (Increase) decrease in
     receivables            347,378      (523,019)   1,898,431
    Decrease (increase) in
     costs in excess of
     billings and estimated
     earnings              (850,490)   (1,534,007)   2,714,172
    (Increase) decrease in
     inventories          1,222,357       (78,381)     565,932
    Decrease (increase) in
     other current assets    17,399      (150,394)     (37,433)
    Decrease (increase) in
     other assets           (65,249)      (33,887)    (119,589)
    (Decrease) increase in
     accounts payable and
     accrued expenses       858,170       (75,814)  (1,421,665)
    Decrease in billings in
     excess of costs and
     estimated earnings     710,121      (375,372)    (880,429)
   Decrease in income taxes
     payable               (641,375)      (72,992)     (12,368)
   Increase in other non
     current liabilities     42,985      (288,224)        -
   Net cash provided by
     continuing operations $5,198,863  $6,212,393  $   857,763
   Net cash used by
     discontinued operations  <165,886><1,010,422>         -

   Net cash provided by
     operating activities $5,032,977   $5,201,971 $857,763

Cash flows from investing activities:
 Purchase of property, plant
   and equipment        $(6,249,083) $(3,319,741)  $(6,493,675)
 Proceeds from disposition of
  property, plant and
   equipment                697,887       665,945    2,420,459
  Payment to acquire
   subsidiary company    (1,000,000)            -    (338,115)
 Issuance of notes         (227,233)   (2,697,116)  (1,293,666)
 Payments on notes        2,831,286     3,137,015    1,111,361
 Advances to affiliates    (36,209)      (59,130)     (91,636)
 Advances from affiliates    340,000      100,000      746,184


   Net cash used in investing
     activities          (3,643,352)   (2,173,027)  (3,939,088)

Cash flows from financing activities:
 Proceeds from debt       9,540,913     7,301,564   20,074,559
 Principal payments on
   debt                (10,140,800)   (11,350,542) (16,598,568)
 Net borrowings
   (repayments)
   from bank overdrafts    (315,650)      698,257    (841,174)

   Net cash provided by
     (used in) financing
     activities           (915,537)   (3,350,721)    2,634,817

   Net decrease in cash and
    cash equivalents        474,088     (321,777)    (446,508)

Cash and cash equivalents at
 beginning of year         942,050      1,263,827    1,710,335

Cash and cash equivalents at
 end of year           $ 1,416,138    $   942,050  $ 1,263,827

Supplemental disclosures of
 cash flow information:
   Cash paid for:
     Interest          $ 2,579,748    $ 3,017,610  $ 2,188,965

     Income taxes      $    87,888    $   147,938  $   119,854







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

      The Company's weighted average effective interest rate for borrowing was 8.5% at both December 31, 1995 and 1994.

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

(10)  FOREIGN SUBSIDIARIES

   Summary combined financial information for the Company's foreign subsidiaries, located in the Caribbean, except for those located in the U.S. Virgin Islands, follows:

[CAPTION]



                                            December 31,
                                      1995           1994

   Current assets                  $11,903,636 $13,313,287
   Advances to the Company           1,533,672   3,960,184
   Property, plant and equipment,
      net                           25,103,665  24,267,246
   Investment in joint ventures
     and affiliates                  1,180,234   1,520,235
   Notes receivable                 17,004,414  18,090,798
   Other assets                       803,252      191,019

        Total assets               $57,528,873 $61,342,769

   Current liabilities               6,037,488   5,937,980
   Long-term debt                    5,937,412   7,227,851
   Equity                           45,553,973  48,176,938

        Total liabilities
         and equity                $57,528,873 $61,342,769


                      1995      1994       1993

   Revenue       $29,858,843  $30,186,482 $24,482,562
   Expenses       27,955,868   26,284,718  27,235,596

   Net earnings
     (loss)      $ 1,902,975  $ 3,901,764$(2,753,034)




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

(12)  LINES OF BUSINESS

   The Company operates primarily in two principal lines of business. Information about the Company's operations in these different industries are as follows:

[CAPTION]


                        1995         1994        1993

   Concrete and
      related
      products
      revenues   $37,716,253   $39,342,107 $38,300,065
   Contracting
      revenues    16,068,283    22,941,915  16,926,065
   Other           2,366,926     2,965,081     638,196
      Total
       revenues  $56,151,462   $65,249,103 $55,864,326

   Operating income
     (loss):
      Concrete and
       related
       products  $ 1,252,537   $ 2,841,153$   (321,396)
      Contracting    (569,224)   1,746,494  (6,942,950)
      Other          409,550       321,425     128,028
      Unallocated
        corporate
        overhead    (818,000)    (424,000)  (1,019,000)

      Total      $   274,434   $ 4,485,072$(8,155,318)

   Identifiable assets:
      Concrete and
        related
        products $54,885,292   $53,009,725 $56,742,053
      Contracting  37,346,656   40,691,336  40,048,607
      Other        5,080,692     5,839,934   4,726,935
      Total      $97,312,640   $99,540,995$101,517,595

   Depreciation and amortization:
      Concrete and
        related
        products $ 3,187,278  $  4,256,729 $ 4,364,038
      Contracting   1,257,950    1,939,495   2,304,878
      Other          269,026       263,265      64,702
      Total      $ 4,714,254  $  6,459,492 $ 6,733,618

   Capital expenditures:
      Concrete and
        related
        products $ 3,869,749  $  2,063,196 $ 2,928,877
      Contracting   2,764,334    1,232,690   3,555,580
      Other             -           23,855       9,218

      Total      $ 6,634,083  $  3,319,741 $ 6,493,675



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





(14)  STOCK OPTION PLANS

         The Company adopted stock option plans for officers and employees in 1986 (the "1986 Plan") and 1992 (the "1992 Plan"). Each plan terminates 10 years after its adoption date. Options to acquire up to 300,000 and 350,000 shares of common stock may be granted to officers and employees of the Company at no less than the fair market value on the date of grant under the 1986 Plan and 1992 Plan, respectively.

      All stock options granted pursuant to the 1986 Plan vest and become fully exercisable (i) on the date the Optionee reaches the age of 65 and for the six month period thereafter, (ii) on the date of permanent disability of the Optionee and for the six month period thereafter, (iii) on the date of a change of control and for the six month period thereafter and
      (iv) on the date of termination of the Optionee by the Company from employment with the Company without cause and for the six month period after termination. All stock options granted pursuant to the 1992 Plan vest and become exercisable in varying terms and periods which are established by the Compensation Committee of the Board of Directors. All options issued pursuant to the 1992 Plan expire ten years after the date of issue.

      The Company adopted a stock option plan for non-employee directors in 1992 (the "1992 Directors Plan"). This plan terminates in 2002. Options to acquire up to 50,000 shares of common stock may be granted to non-employee directors at no less than the fair market value of the Company's common stock on the date of the option grant. The 1992 Directors Plan provides that each director shall receive an initial grant of 8,000 shares and an additional 1,000 shares annually immediately subsequent to his reelection as a director of the Company. All stock options have ten year terms and vest and become fully exercisable six months after the date of issuance.

      Stock option activity with respect to the above-identified
      Company option plans during the periods indicated is as follows:


[CAPTION]


                         1986 Plan           1992 Plan
                                 Exercise            Exercise
                    Shares       Price      Shares   Price

Balance at 12/31/92203,380       $2.33-7.0040,000     $9.63
  Granted                -       -              -     -
  Exercised              -       -              -     -
  Expired                -       -              -     -

Balance at 12/31/93203,380       $2.33-7.0040,000     $9.63
  Granted                -       -              -      -
  Exercised              -       -              -      -
  Expired                -       -              -      -

Balance at 12/31/94203,380       $2.33-7.0040,000      $9.63
  Granted                -       -              -      -
  Exercised              -       -              -      -
  Expired                -       -              -      -

Balance at 12/31/95203,380       $2.33-7.00250,000     $6.75-$9.63
  Exercisable      156,415                 30,000
Available for Future
  Grant             30,950                100,000

(continued)

                            Directors Plan

                                        Exercise
                      Shares              Price


Balance at 12/31/92   24,000              $14.00
  Granted              3,000              $ 6.25
  Exercised                -                 -
  Expired                  -                 -

Balance at 12/31/93   27,000              $6.25-14.00
  Granted              3,000              $8.75
  Exercised                -                -
  Expired                  -                -

Balance at 12/31/94   30,000              $6.25-14.00
  Granted              3,000              $7.75
  Exercised                -                -
  Expired                  -                -

Balance at 12/31/95   33,000              $6.25-14.00
  Exercisable         33,000
Available for Future
  Grant           17,000





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
      Less:  Billings to date (98,386,738)(105,434,173)
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

      The Company has contingent obligations and has made certain guarantees in connection with acquisitions, its participation in certain joint ventures, certain employee and construction bonding matters and its receipt of a tax exemption. As part of the 1995 acquisition of Societe des Carrieres de Grand Case
   (SCGC), a French company operating a ready-mix concrete plant and quarry in St. Martin, the Company agreed to pay the quarry owners (who were also the owners of SCGC), a royalty payment of $550,000 per year through August 2000, which at the Company's option, may be renewed for two successive five year periods and requires annual payments of $550,000 per year. At the end of the fifteen year royalty period, the Company has the option to purchase a fifty hectare parcel of property for $4.4 million.
   In connection with the 1990 St. Maarten acquisition, the Company agreed to pay the seller annually an amount per unit of certain concrete and stone products sold by the Company in St. Maarten from April 1, 1990 to March 31, 1998, but in no event less than $500,000 per year. The Company has certain offsets available against this payment which has reduced the minimum annual payment to $350,000 per year.

   The Company sold substantially all of its interest in a real estate joint venture with the Government of Antigua and Barbuda to a third party in 1990. In connection with this sale, the third party purchaser assumed the Company's guarantee of payment to the Government of Antigua and Barbuda made upon the formation of the joint venture. This guarantee, which would become an obligation of the Company in the event of a default by the purchaser, provides a guarantee that net profits from the joint venture's operations will equal or exceed $20,000 per month. No liability has been incurred by the Company nor have payments been made by the Company or the purchaser in connection with this guarantee. The guarantee expires upon the sale or disposal by the venture of its real estate. There are no current plans to sell or dispose of any of the venture's property.

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

             (3)  Exhibits.

Exhibit  Description

 3.1     Registrant's Restated Articles of Incorporation (1)(3.1)
 3.2     Registrant's Bylaws(2)(3.2)
10.1     Registrant's 1986 Non-Qualified Stock Option Plan
         (3)(10.1)
10.2 Dredging, Filling and Other Land Improvements Agreement by and between Jolly Harbour Ltd. (Vaduz, Liechtenstein), Antigua Development and Construction, Limited, and the Registrant(4)(10.1)
10.3     Registrant's 401(k) Retirement and Savings Plan (5)(10.3)
10.4 Life Insurance and Salary Continuation Agreement dated as of March 29, 1989, between the Registrant and Donald L. Smith, Jr.(5)(10.13)
10.5 Form of Indemnification Agreement between the Registrant, and its directors and certain of its officers(6)(A)
10.6 St. John's Dredging and Deep Water Pier Construction Agreement dated as of April 3, 1987, by and between Antigua and Barbuda and Antigua Masonry Products, Limited (the "St. Johns Agreement") (6)(10.1)
10.7     Amendment No. 1 to the St. John's Agreement dated June
         15, 1988(7)(10.2)
10.8 Mortgage Note dated June 12, 1989 of Crown Bay Marina Joint Venture-I to Banco Popular de Puerto Rico for $5,000,000 (7)(10.5)
10.9 Guarantee dated June 12, 1989, from the Registrant to Banco Popular de Puerto Rico(7)(10.6)
10.10 Lease dated October 31, 1989, between William G. Clarenbach and Pricilla E. Clarenbach, as lessors, and Controlled Concrete Products, Inc., as lessee (1)(10.26)
10.11 Lease dated April, 18, 1988, between Jeanne Pacquette, Jennifer Pacquette, and Siewdath Sookram, as lessors, and the Registrant, as lessee(1)(10.27)
10.12 Lease dated April 13, 1981, between Mariano Lima and Genevieve Lima, as lessors, and the Registrant, as lessee(1)(10.28)
10.13 Lease dated May 23, 1983, between the Government of the Virgin Islands, as lessor, and Controlled Concrete Products, Inc. as lessee(1)(10.29)
10.14 Lease dated February 24, 1989, between Felix Pitterson, as lessor, and V.I. Cement and Building Products, Inc., as lessee(1)(10.30)
10.15 Lease dated September 1, 1989, between Donald L. Smith, Jr., as lessor, and the Registrant, as lessee(1)(10.31)
10.16 Lease dated September 12, 1966, between His Honour Hugh Burrowes, a Commander of the British Empire of Government House in the Island of Antigua, as lessor, and The Antigua Sand and Aggregate Limited, as lessee(1)(10.32)
10.17 Stock Purchase Agreement, dated April 18, 1990, by and between B.B.W. Holding Corporation Limited ("BBW Holding") and Proar Construction Materials Company N.V. ("Proar Construction") (9)(2.1)
10.18 Incentive Agreement, dated April 18, 1990, by and among BBW Holding, Proar Construction, Bouwbedrijf Boven Winden N.V., Cramer Construction N.V. and Caribbean Heavy Construction Company Limited (9)(28.1)
10.19 Agreement, dated April 18, 1990, by and between Mr. Richard Lawrence, Sr. and the Registrant (9)(28.2)
10.20 Agreement, dated October 31, 1990, by and between Tortola Concrete Products, Limited "Tortola"), and Devcon Masonry Products (BVI) Limited ("Devcon Masonry (BVI)") (10) (10.37)
10.21 Consulting Agreement, dated October 31, 1990, by and between Tortola and Devcon Masonry (BVI)(10)(10.38)
10.22 Amendment No. 2 to the St. John's Agreement dated December 7, 1988 (11) (10.34)
10.23 Amendment No. 3 to the St. John's Agreement dated January 23, 1989 (11) (10.35)
10.24    Amendment No. 4 to the St. John's Agreement dated April
         5, 1989 (11) (10.36)
10.25 Amendment No. 5 to the St. John's Agreement dated January 29, 1991 (11) (10.37)
10.26 Loan Agreement dated November 19, 1991 between V.I. Cement and Building Products, Inc. ("VI Cement"), the Registrant, Mark 21 Industries, Inc. ("Mark 21"), Masonry Products V.I. Corporation ("Masonry Products") and Corestates First Pennsylvania Bank ("Corestates") (11) (10.39)
10.27 Promissory Note, dated November 19, 1991 of V.I. Cement to Corestates for $2,000,000 (11) (10.40)
10.28 Guaranty dated November 19, 1991 of the Registrant, Mark 21 and Masonry Products to Corestates (11) (10.41)
10.29    Registrant's 1992 Stock Option Plan (12)(A)
10.30    Registrant's 1992 Directors' Stock Option Plan (12)(B)
10.31 Notes receivable from Red Pond Estates, N.V. in the principal sums of $242,516, $139,478 and $167,740, respectively (13) (10.41)
10.32 Amendment No. 6 to the St. Johns Agreement dated November 30, 1993 (14) (10.39)
10.33 Loan agreement, dated November 1, 1993, between Caribbean Cement Carriers, Ltd. and First National Bank of Maryland
         (14) (10.43)
10.34 Loan agreement, dated June 30, 1993, between the Registrant and Barnett Bank of South Florida (14) (10.44)
10.35 Loan agreement, dated September 15, 1993, between Antigua Masonry Products, Ltd. and Barnett Bank of South Florida
         (14) (10.45)
10.36 Loan agreement, dated January 15, 1993, between V. I. Cement and Building Products, Inc. and CoreStates First Pennsylvania Bank (14) (10.48)
10.37 Second Amended and Restated Partnership Agreement of International Perlite partners, S.C. (15) (10.38)
10.38 Limited Partnership Agreement of International Perlite Partners, L.P. (15) (10.39)
10.39 Second Amendment to Loan Agreement and Amendment to Promissory Note between the Registrant and Barnett Bank of Broward County, N.A. (15) (10.40)
10.40 Second Amendment to Loan Agreement and Amendment to Promissory Note between the Registrant, Antigua Masonry Products, Ltd. and Barnett Bank of Broward County, N.A.
         (15) (10.41)
10.41 Material Purchase Agreement, dated August 17, 1995, between Bouwbedrijf Boven Winden, N.V. and Hubert Petit, Francois Petit and Michel Petit (16)
10.42 Stock Purchase Agreement, dated August 17, 1995, between the Registrant and Hubert Petit, Francois Petit and Michel Petit (16)
22.1     Registrant's Subsidiaries (16)
24.1     Consent of KPMG Peat Marwick (17)


(1) Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant's Registration statement on Form S-2 (No. 33-31107).
(2) Incorporated by reference to the exhibit shown in the parenthesis and filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989.
(3) Incorporated by reference to the exhibit shown in the parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 (the "1987 10-K").
(4) Incorporated by reference to the exhibit shown in the parenthesis and filed with the Registrant's Form 8 dated July 14, 1988 to the 1987 10-K.
(5) Incorporated by reference to the exhibit shown in the parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (the "1988 10-K").
(6) Incorporated by reference to the exhibit shown in paren-thesis and filed with the Registrant's Proxy Statement dated May 30, 1989.
(7) Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant's Form 8 dated August 17, 1989 to the 1988 10-K.
(8) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.
(9) Incorporated by reference to the exhibit shown in parenthesis and filed with Registrant's Current Report on Form 8-K dated May 2, 1990.
(10) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
(11) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.
(12) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Proxy Statement dated May 6, 1992.
(13) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
(14) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(15) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(16) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Form 10-K for the year ended December 31, 1995.
(17)     Filed herewith.

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


February 27, 1997                  DEVCON INTERNATIONAL CORP.


                                   By:/s/Walter B. Barrett
                                      Walter B. Barrett
                                      Chief Financial Officer and
                                      Treasurer













                      ACCOUNTANT'S CONSENT









The Board of Directors
Devcon International Corp. and Subsidiaries


We consent to incorporation by reference in the registration statements (No. 33-32968 and No. 33-59557) on Form S-8 and (No. 33-65235) on Form S-3 of Devcon International Corp. and subsidiaries of our report dated March 27, 1996, relating to the consolidated balance sheets of Devcon International Corp. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1995, and the related schedule, which report appears in the December 31, 1995 annual report on Form 10-K, as amended, of Devcon International Corp. and Subsidiaries. As discussed in note 1(j) to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1993.





                                   KPMG PEAT MARWICK LLP






Fort Lauderdale, Florida
February 27, 1997