Form 10-K405
period 1996-12-31
DEVCON INTERNATIONAL CORP
filed 1997-03-31
CIK 28452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 26, 1997, the number of shares of the registrant's Common Stock outstanding was 4,498,935. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 26, 1997 was approximately $10,328,730 , based on a closing price of $5.06 for the Common Stock as reported on the NASDAQ National Market System on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

                                     PART I

ITEM 1.           BUSINESS.

GENERAL

Devcon International Corp. (the "Company") is the largest producer and distributor of ready-mix concrete and quarry products in the United States Virgin Islands, Antigua and Barbuda, West Indies ("Antigua"), St. Maarten, Netherlands Antilles ("St. Maarten"), St. Martin, French West Indies ("St. Martin"), Saba, Netherlands Antilles ("Saba"), Dominica, West Indies ("Dominica") and Tortola, British Virgin Islands ("Tortola") and is a land development contractor in the Caribbean. The Company also owns and operates a marina in the United States Virgin Islands.

In the Caribbean, the Company produces and distributes ready-mix concrete, crushed stone, concrete block, asphalt and distributes bulk and bagged cement. The Company's facilities have enabled the Company to establish a significant market share in most of the locations in which it operates and afford the Company resources, production capacity, a local presence and a cost structure that the Company believes would be difficult for competitors to duplicate. As a result, the Company has less competition and, therefore, produces a substantial percentage of the concrete and related products used in these islands.

The Company performs earthmoving, excavating and filling operations and builds golf courses, roads, utility infrastructures, dredges waterways and constructs deep water piers and marinas in the Caribbean. The Company has historically provided land development contracting services to both private enterprises and governments in Florida and the Caribbean. Since early 1993, the Company has not been seeking new contracts in the United States. The Company's project managers have substantial experience working in the land development contracting business, and the Company has equipment that is well-suited for the Caribbean markets. The Company has equipment and personnel in the Caribbean that the Company believes, in some instances, allow the Company to start work more quickly and less expensively than other contractors and, therefore, to bid competitively for and complete cost-effectively land development contracts. The Company believes that its relationships with customers in the Caribbean give it a competitive advan tage.

The following table sets forth certain financial information concerning the Company's concrete and related products, land development contracting and other business:

                                                                  1996           1995            1994
                                                                  ----           ----            ----
                                                                            (in thousands)
Revenues*:
  Concrete and related products................................$52,987         $37,716        $39,342
  Contracting.................................................. 13,982          16,068         22,942
  Other........................................................  2,509           2,367          2,965
                                                               -------         -------        -------
        Total..................................................$69,478         $56,151        $65,249
                                                               =======         =======        =======

Operating income (loss)*:
  Concrete and related products................................  4,864           1,252          2,841
  Contracting.................................................. (1,093)           (569)         1,747
  Other........................................................    416             409            321
  Unallocated corporate overhead...............................   (716)           (818)          (424)
                                                               -------         -------        -------
        Total..................................................$ 3,471         $   274        $ 4,485
                                                               =======         =======        =======

-------------------------

* Information is presented net of intersegment sales. See Note 12 of Notes to Consolidated Financial Statements for additional financial information with respect to the Company's business segments. See Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements.

The Company's principal executive offices are located at 1350 East Newport Center Drive, Suite 201, Deerfield Beach, Florida 33442 and its telephone number is (954)429-1500. Unless the context otherwise requires, the terms the "Company" and "Devcon" as used herein refer to Devcon International Corp. and its subsidiaries.

BUSINESS DEVELOPMENT

The Company expanded its operations in the Caribbean by opening a quarry in Puerto Rico in May 1996 and acquiring a company in St. Martin in August 1995, which sells and distributes ready mix concrete and operates a quarry. The Company opened ready-mix concrete plants on the islands of Saba and St. Kitts during the second quarter of 1993 and in 1992 completed the installation of a bulk cement facility and cement bagging plant in Dominica. From time to time, the Company investigates the possibility of expanding its operations to other areas of the Caribbean where the Company does not presently do business. Such expansion can take place in the form of joint ventures, acquisitions or other business arrange ments. The Company does not have any current plans or definitive agreements regarding any particular joint venture, acquisition or business arrangement at this time and there can be no assurance that the Company will be able to consummate any such transactions on satisfactory terms.

RISKS OF FOREIGN OPERATIONS

Various portions of the Company's operations are conducted in foreign areas, primarily Antigua, St. Maarten, St. Martin, Dominica, Saba, St. Kitts and Tortola, all of which are in the Caribbean. In 1996, 52.5 percent of the Com pany's revenues were derived from foreign operations. Overseas contract work performed by the parent company (a United States corporation) is not considered foreign source revenue for purposes of the foregoing calculation. The majority of contract work is performed by the parent company. For a summary of the Com pany's revenues and earnings from foreign operations, see Note 10 of Notes to Consolidated Financial Statements. The potential risks of doing business in foreign areas include potential adverse changes in the diplomatic relations of foreign countries with the United States, changes in the relative purchasing power of the United States dollar, hostility from local populations, adverse effects of exchange controls, restrictions on the withdrawal of foreign investment and earnings, government policies against businesses owned by non-nationals, expropriations of property, the instability of foreign governments and the risk of insurrection that could result in losses against which the Company is not insured. The Company was not subject to these risks in Florida and is not subject to them in Puerto Rico or the United States Virgin Islands (United States territories that use the United States dollar as their currency). The Company also is subject under certain circumstances to United States Federal income tax upon the distribution of certain offshore earnings. See Note 8 of Notes to Consolidated Financial Statements. Although the Company has not encountered significant difficulties in its foreign operations in the past, there can be no assurance that the Company will not encounter difficulties in the future.

CONCRETE AND RELATED PRODUCTS

GENERAL The Company manufactures and distributes ready-mix concrete and crushed aggregate (both coarse and fine) in Guaynabo, Puerto Rico, on St. Thomas and St. Croix, United States Virgin Islands, Antigua, St. Maarten, St. Martin, Dominica, Saba, St. Kitts and Tortola (although crushed aggregate is not manufactured on Dominica, St. Kitts or St. Maarten and the Company does not distribute ready-mix concrete in Puerto Rico). The Company's customers on St. Kitts are limited, at this time, to those organizations or individuals engaged in duty free contracting or development activities. With the exception of Puerto Rico, the Company also distributes bulk and bagged cement to customers on each of the foregoing islands. In addition, the Company manufactures concrete block on St. Thomas, Antigua and St. Maarten.

The Company's concrete and related products business employs assets such as quarries, rock crushing plants, bulk cement terminals, concrete block plants, concrete batch plants, a fleet of concrete mixer trucks, cement bagging facilities and asphalt plants, in various locations in the United States Virgin Islands, Antigua, St. Maarten, St. Martin, Dominica, St. Kitts, Saba and Tortola and Puerto Rico. The Company also leases an oceangoing bulk cement ship that affords the Company ready access to reliable and more economical sources of cement. As a result, the Company has become the largest supplier of concrete and related products in the United States Virgin Islands, Antigua, St. Maarten, St. Martin, Dominica, Saba and Tortola. The Company is presently investigating the possibility of expanding its cement distribution and concrete and aggregate busi ness to other areas in the Caribbean. See "Business - Business Development."

READY-MIX CONCRETE AND CONCRETE BLOCK The Company's concrete batch plants mix cement, sand, crushed stone, water and certain chemical additives to produce ready-mix concrete for use in local construction. The Company's fleet of concrete mixer trucks deliver the concrete to the customer's job site. At the Company's concrete block plants, a low moisture concrete mixture is machine formed, then dried and stored for later sale. The Company's ready-mix concrete operations are significantly larger than those of any other competitor on Antigua, St. Maarten, St. Martin, Dominica, Tortola, Saba and St. Thomas. The Company has the only concrete block plant on St. Thomas, and in Antigua and St. Maarten, the Company's block plant is the area's largest.

QUARRY OPERATIONS AND CRUSHED STONE The Company owns or leases quarry sites on which it blasts rock from exposed mineral formations. At the quarries, this rock is crushed and screened to varying sizes of aggregate from 3 1/2-inch stones down to manufactured sand, the aggregate is then sorted, cleaned and stored. The resulting aggregate is sold to customers and used in the Company's operations to make concrete products. The Company's quarries are the largest on St. Thomas, St. Croix, Antigua, St. Martin, Saba and Tortola. It is significantly less expensive to manufacture crushed rock at the Company's quarries than to import aggregate from off-island sources.

BULK AND BAGGED CEMENT The Company leases an oceangoing bulk cement ship with a 6,000 metric ton capacity. The ship delivers cement in bulk to the Company's cement terminals on St. Thomas, St. Croix, Antigua, Dominica and St. Maarten. From silos at these terminals, the cement is transferred for use in the Company's concrete batch plants, sold in bulk or bagged and then sold. Bulk cement is readily available from a number of manufacturers located throughout the Caribbean basin. As a result of the Company's bulk cement ship, the Company is able to assure itself of reliable and relatively economical sources of cement. See "Business - Equipment."

SUPPLIES The Company presently obtains all of the crushed rock and a majority of the sand necessary for the production of ready-mix concrete in the United States Virgin Islands, Antigua, St. Martin, St. Maarten, Saba and Tortola by quarrying its own rock and crushing it at its own locations. The Company's ability to produce its own sand gives it a competitive advantage because of the substantial investment required to produce sand, the difficulty in obtaining the necessary environmental permits to establish quarries and the moratorium on mining beach sand imposed by most Caribbean countries. The sand the Company pro duces is blended with sand obtained from various offshore sources unaffiliated with the Company and, occasionally, from Company construction or dredging sites. The Company's oceangoing bulk cement ship described above allows it to satisfy its bulk cement requirements.

CUSTOMERS The Company's primary customers are building contractors, governments, asphalt pavers and individual homeowners. Customers generally pick up quarry products, concrete block and bagged cement at the Company's facilities, and the Company generally delivers ready-mix concrete and bulk cement to the customer's job sites.

COMPETITION The Company has few competitors in the concrete and related products business in the locations where it conducts business. The Company encounters competition from the producers of asphalt, which is an alternative material to concrete for road construction. The Company's concrete and related products facilities and the Company's oceangoing bulk cement ship have enabled the Company to establish a significant market share in the United States Virgin Islands, Antigua, St. Maarten, St. Martin, Dominica, Saba and Tortola and afford the Company resources, a production capacity, a local presence and a cost structure that the Company believes would be difficult for competitors to duplicate. As a result, the Company believes that it presently has a competitive advantage in the United States Virgin Islands, Antigua, St. Maarten, St. Martin, Dominica, Saba and Tortola.

LAND DEVELOPMENT CONTRACTING

GENERAL The Company has completed a wide variety of land development construc tion projects since its inception, including interstate highways, airport sites and runways, deep-water piers and marinas, hydraulic dredging projects, golf courses, industrial site development and residential and commercial site devel opment. The Company generally attempts to pursue the most profitable types of land development contracting work available, rather than attempting to maintain a high level of volume. In prior years, the Company has been engaged in residen tial and commercial site development (including golf courses) for real estate developers and marine construction (dredging of deep-water harbors and construction of deep-water piers and marinas) in the Caribbean.

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

OPERATIONS The Company's first step in any project is deciding whether to submit a bid on, or to negotiate to undertake, a particular project. The Company obtains leads for new projects from a variety of sources, including past or existing customers of the Company and from engineering firms with which the Company has established business relationships. At the appropriate time, a proposal is submitted that the Company believes will best meet a customer's objectives. In some instances in the past, the Company has provided long-term or short-term financing to facilitate early commencement or efficient continuation of a project. The Company believes that providing such financing enhances its ability to obtain more profitable construction contracts. The continuation of such financing is contingent upon the financial position and operating results of the Company. All project proposals and bids are reviewed by the Company's Vice President of Construction Operations and/or the Company's President, depending upon the size of the contract. After a proposal has been accepted, a formal contract is negotiated with the customer. The Company is normally the prime contractor on any work it undertakes. The Company assigns a project manager and a field superintendent to maintain close contact with the customer and its engineers, to supervise personnel and the relocation, purchase, lease and maintenance of equipment and to schedule and monitor the Company's operations. The Company currently employs 5 job superintendents.

BACKLOG The Company's backlog of unfilled portions of land development contracts at December 31, 1996 was $3.4 million involving 19 projects, as compared to $11.4 million involving 25 projects at December 31, 1995. Since December 31, 1996 the Company has entered into new land development contracts in the Caribbean amounting to $7.5 million. The Company reasonably expects that all of the backlog, including the 1997 contracts, will be completed during the year ending December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Revenues."

BONDING In order to bid on some private construction contracts and substantially all government contracts, the Company must obtain a bond for the performance of the contract. The Company's bonding capacity is sufficient to enable the Company to perform some government and major private contracts.

COMPETITION The land development contracting business is extremely competitive, regardless of the general level of activity within the construction industry. The Company believes that the primary factors of competition are price, prior experience and relationships, the amount of machinery and heavy equipment available to complete a given job, the speed with which a company can complete a specific contract, the availability of an engineering staff to assist an owner in planning its projects so as to minimize costs, the ability to innovate and, where applicable, the ability to obtain bonding for large contracts in order to guarantee completion. Management believes that the Company competes effectively on the basis of the foregoing factors and that the Company's relative competitive position in its Caribbean markets is favorable.

OTHER OPERATIONS

MARINA Two subsidiaries of the Company own a Virgin Islands general partnership formed in 1988 to construct and operate a marina on a 4.92 acre parcel of land leased by the partnership from the United States Virgin Islands government. The lease is for a term of 20 years commencing in 1991 and contains a renewal option for an additional 10 years. The Company originally owned fifty percent of the marina partnership. It acquired management control of the marina in 1991 and acquired its partner's fifty percent interest in 1992. The marina facility contains retail and office space, a fuel farm and 96 slips for boats ranging in size from 15 to 200 feet in length. In March 1997, the Company entered into a contract, subject to significant contingencies, including the prospective buyer's satisfaction with its due diligence, to sell the marina for $4.6 million. If the sale does close in accordance with the terms and conditions outlined in the contract, the Company would recognize a modest gain on the transaction.

DISCONTINUED OPERATION

In September 1989, a subsidiary of the Company obtained a minority interest in a partnership engaged in the manufacture, sale and distribution of acoustical ceiling tiles. The subsidiary invested approximately $1.2 million in the partnership for a 29 percent interest and two of the Company's directors obtained an 11 percent interest for which they paid $450,000. In January 1994, an Antiguan subsidiary of the Company became the new general partner and the Company's ownership interest in the partnership was increased to 64.47 percent. The directors' ownership interest was reduced to 6.47 percent. In November 1995, the Company elected to dispose of this operation because of its poor operating results and uncertain prospects for improvement. Accordingly, at December 31, 1995, the intended disposal has been accounted for as a discontinued operation. The financial statements for all prior periods presented have been restated to reflect the ceiling tile partnership as a discontinued operation. The Company's investment in the partnership was written down $800,000, to its estimated net realizable value of approximately $749,000, which consists primarily of property, equipment and inventory with a net book value of approximately $1.4 million, along with debt of approximately $621,000. The Company provided no reserve for anticipated losses during the phaseout period and expects to recognize no income tax benefit on the loss from discontinued operations. The Company sold its interest in the ceiling tile business in September 1996 in exchange for one secured promissory note in the amount of $600,000 and one unsecured promissory note in the amount of $385,000 and took an additional loss on disposal of approximately $488,000.

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

In partial consideration for the Company's work on a major contract, the Government of Antigua granted two subsidiaries of the Company a 10-year tax holiday effective January 1, 1987 and expiring on December 31, 1996 from all taxes due (i) in connection with the Company's construction contract with Antigua to, among other things, dredge St. John's harbor, (ii) as a result of the Company's participation in a joint venture to develop 230 acres of vacant land as well as 20,000 square feet of commercial property in Antigua; and (iii) in connection with the Company's sale of concrete and related products in Antigua. The tax holiday also exempted the Company from certain accrued tax liabilities. In 1989, in connection with and in consideration for additional work done by the Company with respect to the foregoing contract, the Government of Antigua granted an additional tax exemption to the Company. The tax exemption exempts the Company from taxes that would otherwise result from the Company's income relating to a construction contract in Jolly Harbor, Antigua. The Company is currently negotiating with the government of Antigua regarding the tax holiday which expired at the end of 1996. The Company is seeking an extension of the current tax holiday, or as an alternative, the offset of any taxes due against sums due the Company from the Government of Antigua and Barbuda.Although there is no assurance, management believes that one of these two alternatives will ultimately be obtained.

Furthermore, as a result of certain United States tax laws, earnings from the Company's offshore operations are not taxable for United States Federal income tax purposes and most post-April 1988 concrete and related product earnings in the United States Virgin Islands can be distributed to the Company in the United States free of statutory United States Federal income tax. However, the distribution to the Company's United States operations of (i) earnings from the Company's United States Virgin Islands operations accumulated prior to April 1, 1988 or (ii) earnings from the Company's Antigua, St. Martin, St. Maarten, Dominica, Saba, St. Kitts and Tortola operations, would in each case subject the Company to United States Federal income tax on any amounts so distributed, less applicable tax credits for taxes previously paid in such jurisdictions. At December 31, 1996, $42.5 million of such accumulated earnings from the Company's United States Virgin Islands, Antigua, St. Martin, St. Maarten, Dominica, Saba, St. Kitts and Tortola operations had not been distributed to the Company's United States operations. The Company has not provided for Federal income tax on the undistributed earnings of foreign subsidiaries because the Company intends to permanently reinvest those earnings in regions offshore of the United States.

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

The concrete and related products and the land development contracting businesses require the Company to lease or purchase and maintain many items of equipment. As of December 31, 1996, the Company's equipment included an ocean going bulk cement vessel, cranes, bulldozers, road graders, rollers, backhoes, earthmovers, hydraulic dredges, barges, rock crushers for use at the Company's rock crushing plants, equipment at the Company's bulk cement terminals and concrete block and batch plants, concrete mixer trucks, asphalt processing and paving equipment and other miscellaneous items. A portion of this equipment is encumbered by chattel mortgages. See Notes 7 and 11 of Notes to Consolidated Financial Statements and "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

MISCELLANEOUS INVESTMENTS AND JOINT VENTURES

The Company has invested or participated in several joint ventures in connection with the activities of its land development contracting division and concrete and related products division, which are more particularly described below.

In connection with a land development contract with the Government of Antigua and as partial consideration therefor, the Company obtained a 75 percent interest in a corporation formed to own and develop approximately 230 acres of real property in Antigua (the "Corbkinnon Property"), and a 1 percent interest in another corporation (the "Newport Project") formed to develop approximately 20,000 square feet of commercial property located in downtown St. Johns, Antigua. In 1990, the Company sold a portion of its 75 percent interest in the Corbkinnon Property for $500,000 and the buyer's commitment to provide 50 percent of the financing required to develop the project. The Company agreed to provide the first $500,000 of financing and provide a guarantee for 50 percent of all additional financing required. As a result of the transaction, the Company's remaining interest in the Corbkinnon Property is 34 percent. The Company did not record earnings or losses for the Corbkinnon Property or the Newport Project in 1996 because the amounts are not material. For additional information, see Notes 4 and 10 of Notes to Consolidated Financial Statements.

The Company is a 43 percent shareholder in a corporation formed to construct condominium housing units in Antigua. The Company has advanced $200,000 in capital contributions to the corporation. In 1996, the Company recorded a loss of $50,000 related to its investment in this corporation, which investment is being accounted for under the equity method. For additional information, see
Note 4 of Notes to Consolidated Financial Statements.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Donald L. Smith, Jr., 75, a co-founder of the Company, has served as its Chairman of the Board, President and Chief Executive Officer since its formation in 1951.

Richard L. Hornsby, 61, was appointed the Company's Executive Vice President in March 1989. Mr. Hornsby served as Vice President of the Company from August 1986 to February 1989. From September 1981 until July 1986 he was Financial Manager of R.O.L., Inc. and L.O.R., Inc., companies primarily engaged in various private investment activities. He has been a director of the Company since 1975 and served as Vice President-Finance from 1972 to 1977.

Henry C. Obenauf, 67, was appointed Vice President-Engineering of the Company in March 1989, after having served as Vice President of the Company since 1977. Mr. Obenauf has been employed by the Company for over 21 years.

Walter B. Barrett, 39, has served as Vice President-Finance, Chief Financial Officer and Treasurer since May 1991. Prior to that and from August 1985 he served as Treasurer and Chief Financial Officer of James A. Cummings, Inc., a large South Florida general contractor.

Donald L. Smith, III, 43, was appointed Vice President-Construction Operations for the Company in December 1992. Prior to that and from March 1992, he served as Assistant Vice President of Construction Operations-South Florida and Caribbean of the Company. Mr. Smith joined the Company in 1976 and has served in various supervisory and managerial positions with the Company since that time.

EMPLOYEES

At December 31, 1996, the Company employed 68 persons in the land development contracting business in the Caribbean, of whom 24 United States Virgin Islands and Antigua employees are members of a union. The Company employed 395 persons in its concrete and related products division, of whom 139 employees in the Caribbean are members of a union. The Company will also utilize personnel in one division or another as its needs warrant. In addition, the Company employs 38 managerial, supervisory and administrative personnel in the overall admin istration and management of all divisions of the Company. Employee relations in the Company are considered satisfactory and the Company has never been subjected to a work stoppage.

ITEM 2.  PROPERTY

GENERAL

Substantially all of the real property that the Company owns or leases is utilized by its concrete and related products division. The Company has one quarry in Puerto Rico, quarries, rock crushing plants and concrete batch plants on St. Thomas, St. Croix, Antigua, St. Martin, Saba and Tortola, concrete batch plants on Dominica, St. Maarten and St. Kitts, and bulk cement terminals and cement bagging facilities on St. Croix, St. Thomas, St. Maarten, Dominica and Antigua. In addition, the Company has asphalt plants on St. Croix and Antigua and concrete block plants on St. Thomas, Antigua and St. Maarten.

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


                                                                                   LEASE EXPIRATION
         DESCRIPTION                                   LOCATION                    WITH ALL OPTIONS             AREA
         -----------                                   --------                    ----------------             ----
Principal executive offices                          Deerfield Beach                5/07                 8,410 sq. ft. (1)
Maintenance shop for heavy equipment                 Deerfield Beach                Month to Month          4.40 acres (1)(2)

Concrete block plant and                             St. Thomas                     6/04                   11.00 acres (1)
  equipment maintenance facility
Quarry and office building                           St. Thomas                     -                       8.50 acres
Quarry and concrete batch plant                      St. Thomas                     2/98                   44.00 acres (1)
Barge terminal                                       St. Thomas                     7/97                    1.50 acres (1)
Bulk cement terminal and bagging facility            St. Thomas                     5/12                     .50 acres (1)
Marina and adjoining commercial property             St. Thomas                     6/21                    4.92 acres (1)
Quarry                                               St. Thomas                     8/96                    7.49 acres (1)

Bulk cement terminal, bagging facility               St. Croix                      -                       7.00 acres
Concrete batch plant and office                      St. Croix                      -                       3.20 acres
Quarry, rock crushing plant and                      St. Croix                      -                      61.34 acres
  maintenance shop                                   St. Croix                      7/10                    6.00 acres (1)
                                                     St. Croix                      5/03                   10.78 acres (1)

Concrete batch plant, concrete                       Antigua                        9/16                   22.61 acres (1)
  block plant, rock crushing plant,
  asphalt plant, quarry and office
Bulk cement terminal and bagging facility            Antigua                        -                       8.00 acres

Concrete batch plant, cement bagging                 Dominica                       6/12                    1.14 acres (1)
  plant, undeveloped land, silo and office           Dominica                       -                        .77 acres

Concrete batch plant and block plant                 St. Maarten                    5/12                    7.77 acres (1)
Equipment maintenance facility
  and office building                                St. Maarten                    6/48                    5.38 acres (1)






                                                                                   LEASE EXPIRATION
         DESCRIPTION                                   LOCATION                    WITH ALL OPTIONS             AREA
         -----------                                   --------                    ----------------             ----
Cement terminal and barge unloading facility         St. Maarten                    6/05                     .30 acres (1)
Bagging facility                                     St. Maarten                    4/01                     .30 acres (1)
Undeveloped land - future site of concrete           St. Maarten                    3/51                    3.00 acres (1)
  batch plant, concrete block plant,
  equipment maintenance facility and
  office building

Quarry, rock crushing plant, concrete                Tortola                        -                      30.00 acres
  batch plant, equipment maintenance
  facility and office building

Quarry, rock crushing plant and                      Saba                           12/02                   6.00 acres (1)(3)
  concrete batch plant

Concrete batch plant                                 St. Kitts                      Month to Month           1.00 acre (1)(3)

Quarry, rock crushing plant, concrete                St. Martin                     7/10                   123.5 acres (1)
 batch plant and office building

Quarry, rock crushing plant and
office building                                      Guaynabo, Puerto Rico          2/28                    40.00 acres (1)(3)

--------------------------------------------------------------------------------

(1) Underlying land is leased, however, any equipment or machinery on the land is owned by the Company.
(2) Leased from Donald L. Smith, Jr., the Company's Chairman, President, and Chief Executive Officer. See "Certain Relationships and Related Transactions."
(3)             Acreage is estimated.

ITEM 3.                    LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation arising in the ordinary course of its business, primarily related to its contracting activities. No litigation in which the Company is presently involved is material to its financial position or results of operations. For further information, see
Note 17 of Notes to Consolidated Financial Statements.

The Company is subject to certain Federal, state and local environmental laws and regulations. Management believes that the Company is in compliance with all such laws and regulations. Compliance with environmental protection laws has not had a material adverse impact on the Company's financial condition or results of operations in the past and is not expected to have a material adverse impact in the foreseeable future.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

MARKET INFORMATION

The Company's Common Stock is traded in the over-the-counter market and quoted in the NASDAQ National Market System under the symbol DEVC. The following table sets forth the high and low sales prices for the Company's Common Stock for each quarter for the last two fiscal years as quoted in the NASDAQ National Market System.

         1996                               HIGH                      LOW
         ----                               ----                      ---

         First Quarter                    $10.63                    $8.05
         Second Quarter                    10.38                     8.50
         Third Quarter                      8.88                     6.88
         Fourth Quarter                     7.00                     6.13

         1995                               HIGH                      LOW
         ----                               ----                      ---
         First Quarter                     $8.75                    $8.00
         Second Quarter                     8.38                     6.75
         Third Quarter                      9.88                     5.50
         Fourth Quarter                     8.88                     6.87



As of March 26, 1997, there were 226 holders of record of the 4,498,935 outstanding shares of Common Stock. The closing sales price for the Common Stock on March 26, 1997 was $5.06 . The Company paid no dividends in 1996 or 1995. The payment of cash dividends will depend upon the earnings, financial position and cash requirements of the Company, its compliance with loan agreements and other relevant factors existing from time to time. The Company does not presently intend to pay dividends.

ITEM 6   SELECTED FINANCIAL DATA

The following selected financial data of the Company and its consolidated subsidiaries are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data for each of the 5 years in the period ended December 31, 1996, are derived from the Consolidated Financial Statements of the Company audited by KPMG Peat Marwick LLP, independent certified public accountants. The Consolidated Financial Statements of the Company as of December 31, 1996 and 1995 and for each of the years in the three year period ended December 31, 1996 and the report thereon appear elsewhere herein.

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                        1996             1995              1994             1993              1992
                                        ----             ----              ----             ----              ----
EARNINGS STATEMENT DATA:                                 (In thousands, except per share amounts)
Concrete and related
  products revenues                 $ 52,987          $ 37,716         $ 39,342           $ 38,300          $ 43,042
Contracting revenues                  13,982            16,068           22,942             16,926            32,248
Other revenues                         2,509             2,367            2,965                638              -
                                    --------          --------         --------           --------          --------
      Total revenues                  69,478            56,151           65,249             55,864            75,290
                                    --------          --------         --------           --------          --------

Cost of concrete and
   related products                   39,277            29,069           29,200             31,820            31,972
Cost of contracting                   12,458            14,103           19,250             19,700            31,245
Cost of other                          1,913             1,721            2,388                529              -
                                    --------          --------         --------           --------          --------
      Gross profit                    15,830            11,258           14,411              3,815            12,073

Selling, general and
   administrative
  expenses                            12,359            10,984            9,926             11,970            11,435
                                    --------          --------         --------           --------          --------
      Operating income
      (loss)                           3,471               274            4,485             (8,155)              638

Other deductions                      (2,287)           (1,961)          (1,854)            (3,338)           (1,801)
                                    --------          --------         --------           --------          --------
   Income (loss) from
      continuing
     operations before
      income taxes                     1,184            (1,687)           2,631            (11,493)           (1,163)

Income taxes                             383               145               50                108               195
                                    --------          --------         --------           --------          --------

   Income (loss) from
      continuing
    operations                           801            (1,832)           2,581            (11,601)           (1,358)

   Income (loss) from
      discontinued
     operations, net                    (488)             (915)            (470)             2,027               (87)

   Cumulative effect of
      change in accounting
      principle                         -                    -                -                500                 -
                                    --------          --------         --------           --------          --------

   Net earnings (loss)              $    313          $ (2,747)        $  2,111           $ (9,074)         $ (1,445)
                                    ========          ========         ========           ========          ========
Earnings(loss)per share:
  From continuing
     operations                      $   .17         $    (.40)        $    .57             $(2.55)         $   (.30)
  From discontinued
     operations                         (.10)             (.20)            (.11)               .44              (.02)
  From change in
     accounting
    principle                              -                 -                -                .11                -
                                    --------         ---------         --------           --------          --------
                                    $   .07          $    (.60)         $   .46           $  (2.00)          $  (.32)
                                    ========         =========         ========           ========          ========

Weighted average number
   of shares outstanding              4,672              4,567            4,560              4,541             4,515
                                    ========          ========         ========           ========          ========

BALANCE SHEET DATA:

Working capital                     $13,579           $  4,848         $ 10,845           $  3,312          $  8,524
Total assets                         94,926             97,313           99,541            101,518           105,755
Long-term debt,
   excluding current
  installments                       19,251             15,548           17,454             16,776            10,127
Total stockholders'                  59,552             59,159           61,655             59,544            68,118
  equity

                                       13

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

This Form 10-K contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including the financial condition of the Company's customers, changes in domestic and foreign economic and political conditions, demand for the Company's services and changes in the Company's competitive environment.

The Company cautions that the factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors or the effect that any such factor may have on the Company's business.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 WITH YEAR ENDED DECEMBER 31, 1995

REVENUES

The Company's revenues in 1996 were $69.5 million as compared to $56.2 million in 1995. This 23.7 percent increase was primarily due to increases in the Company's concrete and related products division revenues, offset by decreases in the land development contracting division revenues.

The Company's concrete and related products division revenues increased 40.5 percent to $53.0 million in 1996 from $37.7 million in 1995. This increase was primarily due to increased demand for this division's products on certain Caribbean islands, which was generated by an increase in the overall level of construction activity in certain locations in which the Company operates its business. The Company believes that this increase was primarily attributable to repair and rebuilding required as a result of Hurricanes Luis and Marilyn, which struck the Caribbean in September 1995. At the present time, the Company cannot predict whether concrete and related products revenue levels in 1997 will be less than or greater than revenue levels achieved in 1996.

Revenues from the Company's land development contracting division decreased by
13.0 percent to $14.0 million in 1996 from $16.1 million in 1995. This decrease was primarily attributable to the completion in mid 1996 of several hurricane damage-related repair contracts which were not replaced by new contract backlog. The Company's backlog of unfilled portions of land development contracts at December 31, 1996 was $3.4 million involving 19 projects, as compared to $11.4 million involving 22 projects at December 31, 1995. Since December 31, 1996 the Company has entered into new land development contracts in the Caribbean amounting to $7.5 million. The Company reasonably expects that all of the backlog, including the 1997 contracts, will be completed during the year ending December 31, 1997. The Company needs to obtain additional new contracts as 1997 progresses or its contract revenue levels in 1997 will be lower than those obtained in 1996. The Company does not presently know whether it will be successful in obtaining such contracts.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenues decreased to 74.1 percent in 1996 from 77.1 percent in 1995. This decrease was primarily attributable to the mix of products sold, the locations in which sales were made during the year and the increase in revenues actually recognized in 1996.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenues increased to 89.1 percent in 1996 from 87.8 percent in 1995. This increase is attributable to losses taken on certain contracts and by the significant levels of cost involved in owning and operating heavy construction equipment. In addition, the Company's gross margins are also affected by the varying profitability levels of individual contracts and the stage of completion of such contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A expense") increased by 12.5 percent to $12.4 million in 1996 from $11.0 million in 1995. This increase was primarily attributable to increases in insurance and to legal fees, primarily related to construction litigation, and by additional SG&A expense of the Company's new operations in St. Martin and Puerto Rico. SG&A expense as a percentage of revenue decreased to 17.8 percent in 1996 from 19.6 percent in 1995. This percentage decrease was primarily attributable to the increase in revenues recognized, offset by the increase in expenses actually incurred.

DIVISIONAL OPERATING INCOME

Operating income increased to $3.5 million in 1996 from $274,000 in 1995. The Company's concrete and related products division operating income increased to $4.9 million in 1996 from $1.3 million in 1995. This increase is primarily attributable to decreases in cost of sales and an increase in revenues for this division, offset by increases in SG&A expense.

The Company's land development contracting division operating loss increased to a loss of $1.1 million in 1996 from a loss of $570,000 in 1995. This increase in loss is primarily attributable to the decline in contract revenues and increases in SG&A expense, principally legal fees associated with litigation regarding two of the Company's completed construction projects.

INCOME TAXES

Income taxes increased to $383,000 in 1996 from $145,000 in 1995. The Company's tax rate varies depending on the level of the Company's earnings in the various tax jurisdictions in which it operates, the level of operating loss carryforwards and tax exemptions available to the Company. See "Business - Tax Exemptions and Benefits".

NET EARNINGS (LOSS)

The Company's net earnings increased to income of $313,000 in 1996 from a net loss of $2.7 million in 1995. This increase in net earnings was primarily attributable to improvements in concrete and related products division profits, offset by increases in selling, general and administrative expenses, even though SG&A expense as a percentage of revenue declined.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 WITH YEAR ENDED DECEMBER 31, 1994

REVENUES

The Company's revenues in 1995 were $56.2 million as compared to $65.2 million in 1994. This 13.9 percent decrease was primarily due to decreases in the Company's land development contracting revenues, and to a lesser extent decreases in concrete and related products division revenues.

The Company's concrete and related products division revenues decreased 4.1 percent to $37.7 million in 1995 from $39.3 million in 1994. This decrease was primarily due to decreased demand for this division's products on two Caribbean islands, offset by increased demand on certain other islands. Hurricanes Luis and Marilyn, which struck the Caribbean in September 1995, disrupted business operations significantly in the short term, however, sales volume in all locations except two have returned to or exceeded pre-storm levels.

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

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenues increased to 87.8 percent in 1995 from 83.9 percent in 1994. This increase is attributable to the decline in revenues actually recognized, contract losses recognized on several contracts and the significant levels of cost involved in owning and operating heavy construction equipment. In addition, the Company's gross margins are also affected by the varying profitability levels of individual contracts and the stage of completion of such contracts.

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

The Company's land development contracting division operating income decreased to a loss of $570,000 in 1995 from income of $1.7 million in 1994. This decrease is primarily attributable to declines in contract revenues recognized and losses taken on certain contracts.

INCOME TAXES

Income taxes increased to $145,000 in 1995 from $50,000 in 1994. The Company's tax rate varies depending on the level of the Company's earnings in the various tax jurisdictions in which it operates and the level of operating loss carryforwards and tax exemptions available to the Company.

NET EARNINGS (LOSS)

The Company's net loss was $2.7 million in 1995 as compared to income of $2.1 million in 1994. This net loss was primarily attributable to losses recognized in the Company's land development contracting division, declines in the concrete and related products division profits and the write-down of the Company's investment in its ceiling tile business.

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

The Company has funded many of these expenditures out of its current working capital. However, notwithstanding the foregoing and after factoring in the Company's obligations as set forth below, management believes that the Company's cash flow from operations, existing working capital (approximately $13.6 million at December 31, 1996) and funds available from lines of credit will be adequate to meet the Company's anticipated needs for operations during the next twelve months.

The Company turned its fiscal year-end accounts receivable approximately 5.2 times in 1996, 4.7 times in 1995 and 4.5 times in 1994. The improvement in the Company's accounts receivable turnover ratio from 1995 to 1996 is due primarily to (i) a reduction in contract retainage receivables as a result of a gradual decline in the number of pending construction contracts held by the Company and
(ii) modest improvements in the Company's collection process. The increase in the Company's accounts receivable turnover ratio has had only a modest effect on the Company's liquidity as the additional cash generated has been used for debt repayment and capital expenditures.

At December 31, 1996, the Company had revolving secured lines of credit in the amount of $1.0 million, $1.0 million and $400,000 from commercial banks in South Florida and the Caribbean. The Company had no borrowings outstanding under one of the $1.0 million lines of credit, $1,000 in borrowings under the other $1.0 million line of credit, and $400,000 of borrowings outstanding under the $400,000 line of credit. One $1.0 million line expires in November 1997, the other expires in June 1997 and the $400,000 line is due on demand. The interest rates on all such indebtedness outstanding at December 31, 1996 was 8.75 percent.

The Company has a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility is due on demand and bears interest at 14.0 percent per annum. At December 31, 1996 the Company had borrowings of $258,000 outstanding under this line.

The Company has entered into a $5.0 million term loan with a Caribbean bank, repayable in monthly installments through December 2001. The interest rate on indebtedness outstanding at December 31, 1996 was 9.75 percent and the Company had $3.5 million of borrowings outstanding. The loan is secured by a leasehold mortgage on a marina in the U.S. Virgin Islands.

The Company has borrowed $5.4 million from a Company officer. The note is unsecured, bears interest at the prime interest rate and is due in full on January 1, 1998.

In November 1996, the Company entered into a $6.0 million term loan with a Caribbean bank. The loan proceeds were used to repay and retire a $2.0 million revolving line of credit which expired in May 1996, two term loans totalling $642,000, an equipment loan with a balance of $186,000, a term loan due in November 1996 with a balance of $1.5 million, a line of credit due in November 1996 with a balance of $567,000, another line of credit with a balance of $400,000, which expired in May 1996 and various other notes amounting to approximately $403,000. The balance of $302,000 was used to provide additional working capital for the Company. The loan is collateralized by various parcels of real property and other assets located in the United States Virgin Islands and certain other areas.

The Company purchases equipment from time to time as needed for its ongoing business operations. The Company is currently replacing or upgrading various equipment used by the concrete and related products division, principally concrete trucks and quarry equipment. This upgrading and replacement program will continue throughout 1997 and should result in a net cash expenditure of approximately $2.2 million. At present, management believes that the Company's inventory of construction equipment is adequate for its current contractual commitments and operating activities, however, the acquisition of significant new construction contracts, depending on the nature of the contract, the job location and job duration, may require the Company to make significant investments in heavy construction equipment. If the Company does not obtain additional contract backlog, then it plans to sell a portion of the equipment it currently owns. The Company will have to bear the carrying costs, principally depreciation and interest, on any idle equipment not sold. During 1996, the Company has sold equipment with an original cost basis of approximately $18.4 million and net book value of $5.9 million. In December 1996, the Company sold its cement hauling vessel to a third party for $3.9 million. The Company has leased the vessel back for a four year term, with options to renew the lease for four additional one year periods. After the related debt on the vessel was repaid the Company received cash of approximately $2.0 million as a result of this transaction. The Company expects to complete additional equipment sales during 1997. The Company believes it has available or can obtain sufficient financing for most of its contemplated equipment replacements and additions. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases on an individual asset basis. At December 31, 1996 amounts outstanding to these lenders totalled $6.5 million. These loans are typically repaid over a three to five year term in monthly principal and interest installments.

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

Notes receivable and accrued interest at December 31, 1996 include $14.6 million, net due the Company pursuant to certain promissory notes delivered to the Company in connection with two construction contracts with the Government of Antigua, $2.0 million of which is classified as a current receivable. The notes call for both quarterly and monthly principal and interest payments until maturity in 1997. The notes will not be satisfied at maturity but the Antiguan government has advised the Company that payments will continue until the obligation is satisfied. The Government of Antigua has routinely made the required quarterly payments aggregating $2.0 million per year but has made only some of the required monthly payments. A portion of the payment received from Antigua was derived from the lease proceeds the Antiguan government received from the United States Department of Defense for the rental of two military bases. One of the bases was closed at the end of 1995, resulting in a shortfall of $700,000 per year in the required quarterly payments. To partially make up this shortfall, the Antiguan government has entered into a written agreement with the Company requiring Antigua to pay $600,000 per year from its fuel tax revenues. Payments under this agreement commenced in January 1997. The Company does not presently anticipate any other material increases in or accelerations of payments by the Government of Antigua. Management believes that the receivable from the Government of Antigua is fairly stated, based on the present stream of cash flow being received and, therefore, no reserve has been established against the receivable reflected in the Company's financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information and the supplementary data required in response to this Item are as follows:

                                                                PAGE NUMBER(S)
                                                                --------------
Independent Auditors' Report                                           21

Financial Statements:

     Consolidated Balance Sheets                                      22-23
     December 31, 1996 and 1995

     Consolidated Statements of Operations
     For Each of the Years in the Three Year Period
     Ended December 31, 1996                                          24-25

     Consolidated Statements of Stockholders' Equity
     For Each of the Years in the Three Year Period
     Ended December 31, 1996                                           26

     Consolidated Statements of Cash Flows
     For Each of the Years in the Three Year Period
     Ended December 31, 1996                                          27-28

     Notes to Consolidated Financial Statements                       29-47

     Schedule II - Valuation and Qualifying Accounts                     53

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Devcon International Corp.:

We have audited the consolidated financial statements of Devcon International Corp. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and this financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and this financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Devcon International Corp. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
                                                        KPMG PEAT MARWICK LLP

Fort Lauderdale, Florida
March 25, 1997



                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 1996 and 1995

     ASSETS                                                                1996                         1995
     ------                                                                ----                         ----
Current assets:
  Cash (note 8)                                                          $   303,994                 $   438,682
  Cash equivalents (notes 7 and 8)                                         1,600,000                     977,456
  Receivables, net (notes 2 and 7)                                        13,803,565                  12,043,706
  Costs in excess of billings and
    estimated earnings (notes 16 and 17)                                   3,124,860                   3,461,984
  Inventories (note 3)                                                     6,998,678                   6,392,278
  Other                                                                      825,853                     936,446
  Net assets of discontinued
     operation (note 9)                                                         -                        749,114
                                                                         -----------                ------------
      Total current assets                                                26,656,950                  24,999,666

Property, plant and equipment (note 7)
  Land                                                                     5,695,867                   5,667,867
  Buildings                                                                4,146,231                   4,248,816
  Leasehold interests                                                     12,210,055                  12,590,763
  Equipment                                                               61,864,583                  72,319,224
  Furniture and fixtures                                                     581,050                   1,057,850
  Construction in process                                                    585,480                   1,396,187
                                                                          ----------                ------------
                                                                          85,083,266                  97,280,707

  Less accumulated depreciation                                          (37,587,567)                (45,898,662)
                                                                         -----------                  -----------
                                                                          47,495,699                  51,382,045
Investments in unconsolidated joint
  ventures and affiliates (note 4)                                           158,780                     208,780
Advances to unconsolidated joint
  ventures and affiliates (note 4)                                         1,021,453                   1,047,663
Receivables, net (notes 2 and 7)                                          17,296,278                  17,585,097
Intangible assets, net of accumulated
  amortization (note 5)                                                    1,093,907                   1,086,801
Other assets                                                               1,203,073                   1,002,588
                                                                         -----------                 -----------

                                                                         $94,926,140                 $97,312,640
                                                                         ===========                 ===========



                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (continued)

     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              1996                        1995
                                                                              ----                        ----
Current liabilities:
  Accounts payable, trade and other                                       $ 5,950,704                 $ 6,501,977
  Accrued expenses and other liabilities                                    1,163,944                   1,451,429
  Notes payable to banks (note 7)                                             400,000                   3,467,310
  Current installments of long-term debt
    (note 7)                                                                4,424,726                   7,274,506
  Billings in excess of costs and
    estimated earnings (note 16)                                              112,652                     766,399
  Income taxes (note 8)                                                     1,026,010                     689,650
                                                                          -----------                 -----------

        Total current liabilities                                          13,078,036                  20,151,271

Long-term debt, excluding current
  installments and notes payable
  to banks (note 7)                                                        19,251,369                  15,547,908
Minority interest in consolidated
  subsidiaries (note 5)                                                     1,925,446                     675,853
Deferred income taxes (note 8)                                                495,400                     651,979
Other liabilities                                                             624,204                   1,127,043
                                                                          -----------                 -----------

        Total liabilities                                                  35,374,455                  38,154,054

Stockholders' equity (note 14):
    Common stock, $0.10 par value.
    Authorized 15,000,000 shares,
    issued and outstanding,
    4,498,935 shares in 1996 and
    4,464,510 shares in 1995                                                  449,894                     446,451
    Additional paid-in capital                                             12,064,133                  11,987,365
    Retained earnings (note 8)                                             47,037,658                  46,724,770
                                                                          -----------                 -----------

        Total stockholders' equity                                         59,551,685                  59,158,586
                                                                          -----------                 -----------

                                                                          $94,926,140                 $97,312,640
                                                                          ===========                 ===========

Commitments and contingencies (notes
  8, 11 and 17)


See accompanying notes to consolidated financial statements.




                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

     For Each of the Years in the Three Year Period Ended December 31, 1996

                                                            1996                  1995                 1994
                                                            ----                  ----                 ----
Concrete and related products
   revenues                                            $52,987,242            $37,716,253         $39,342,107
Contracting revenues                                    13,981,732             16,068,283          22,941,915
Other revenues                                           2,509,395              2,366,926           2,965,081
                                                       -----------            -----------         -----------

       Total revenues                                   69,478,369             56,151,462          65,249,103

Cost of concrete and related
   products                                             39,276,983             29,069,207          29,200,324
Cost of contracting                                     12,457,949             14,102,977          19,249,741
Cost of other                                            1,913,286              1,720,911           2,387,592
                                                       -----------            -----------         -----------

       Gross profit                                     15,830,151             11,258,367          14,411,446

Operating expenses:
   Selling, general and
     administrative                                     12,056,001             10,682,423           9,626,374
   Provision for doubtful accounts
     and notes                                             302,863                301,510             300,000
                                                       -----------            -----------         -----------

       Operating income                                  3,471,287                274,434           4,485,072
                                                       -----------            -----------         -----------

Other income (deductions):
   Joint venture equity loss (note 4)                      (50,000)                     -                   -
   Gain (loss) on sale of equipment                         (2,147)               164,116              34,895
   Interest expense                                     (2,609,580)            (2,555,848)         (2,704,105)
   Interest and other income                               392,355                462,840             854,024
   Minority interest                                       (17,819)               (31,693)            (38,344)
                                                       -----------            -----------         -----------
                                                        (2,287,191)            (1,960,585)         (1,853,530)
                                                       -----------            -----------         -----------
       Income (loss) from
         continuing operations
         before income taxes                             1,184,096             (1,686,151)          2,631,542

Income taxes (note 8)                                      383,089                145,352              50,000
                                                       -----------            -----------         -----------

       Income (loss) from
         continuing operations                             801,007             (1,831,503)          2,581,542

Discontinued operation (note 9)
   Impairment loss                                            -                  (800,000)                -
  Loss from discontinued operation                            -                  (115,000)           (470,076)
  Loss on sale of discontinued
     operation                                            (488,119)                   -                   -
                                                       -----------            -----------         -----------


   Loss from discontinued operation                       (488,119)              (915,000)           (470,076)
                                                       -----------            -----------         -----------
          Net earnings (loss)                          $   312,888            $(2,746,503)        $ 2,111,466
                                                       ===========            ===========         ===========


See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                Consolidated Statements of Operations (Continued)

                                                1996         1995         1994
                                                ----         ----         ----

Earnings (loss) per share:
   From continuing operations             $       .17    $    (.40)   $     .57
   From discontinued operation                   (.10)        (.20)        (.11)
                                          -----------    ----------   ---------

         Net earnings (loss)              $       .07    $    (.60)   $     .46
                                          ===========    ==========   =========

Weighted average number of shares           4,672,179    4,566,671    4,560,397
                                          ===========    ==========   =========


See accompanying notes to consolidated financial statements.


                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

     For Each of the Years in the Three Year Period Ended December 31, 1996

                                                                           ADDITIONAL
                                                        COMMON               PAID-IN           RETAINED
                                                         STOCK               CAPITAL           EARNINGS             TOTAL
                                                        ------             ----------          --------             -----
Balances at December 31, 1993                         $443,118           $11,740,700        $47,359,807       $59,543,625

Net earnings                                              -                     -             2,111,466         2,111,466
                                                      --------           -----------        -----------       -----------
Balances at December 31, 1994                          443,118            11,740,700         49,471,273        61,655,091

Stock issued in connection with
  acquisition of additional
  partnership interest                                   3,333               246,665               -              249,998

Net loss                                                  -                     -             2,746,503)       (2,746,503)
                                                      --------           -----------        -----------       -----------

Balances at December 31, 1995                          446,451            11,987,365         46,724,770        59,158,586

Stock issued in connection with
  exercise of stock options                              3,443                76,768               -               80,211

Net earnings                                              -                     -               312,888           312,888
                                                      --------           -----------        -----------       -----------

Balances at December 31, 1996                         $449,894           $12,064,133        $47,037,658       $59,551,685
                                                      ========           ===========        ===========       ===========


See accompanying notes to consolidated financial statements.





                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

     For Each of the Years in the Three Year Period Ended December 31, 1996

                                                                      1996                  1995                  1994
                                                                      ----                  ----                  ----
Cash flows from operating activities:
   Net earnings (loss)                                          $  312,888            $(2,746,503)           $ 2,111,466

   Adjustments to reconcile net earnings
      (loss) to net cash provided by
      operating activities:
        Depreciation and amortization                            5,421,183              4,714,254              6,459,492
        Deferred income tax benefit                               (156,579)              (777,021)                  -
        Joint venture equity loss                                   50,000                   -                      -
        Provision for doubtful accounts
          and notes                                                302,863                301,510                300,000
        (Gain) loss on sale of equipment                             2,147               (164,116)               (34,896)
        Loss from discontinued operation                           488,119                915,000                470,076
        Increase in minority interest
          in consolidated subsidiaries                              17,819                 31,693                 38,345

        Changes in operating assets and liabilities:
        (Increase) decrease in receivables                      (2,314,992)               347,378               (523,019)
        Decrease (increase) in costs
          in excess of billings and
          estimated earnings                                       337,124               (850,490)            (1,534,007)
        (Increase) decrease in inventories                        (606,400)             1,222,357                (78,381)
        Decrease (increase) in other current
          assets                                                   136,804                 17,399               (150,394)
        Increase in other assets                                         -                (65,249)               (33,887)
        (Decrease) increase in accounts
          payable and accrued expenses                          (1,527,284)               858,170                (75,814)
        Increase (decrease) in billings in
          excess of costs and estimated
          earnings                                                (653,747)               710,121               (375,372)
        Increase (decrease) in income
          taxes payable                                            336,360                641,375                (72,992)
        Increase (decrease) in other non
          current liabilities                                     (502,838)                42,985               (288,224)
                                                                ----------            -----------            -----------

        Net cash provided by continuing
          operations                                             1,643,467              5,198,863              6,212,393

        Net cash used by
          discontinued operation                                  (102,005)              (165,886)            (1,010,422)
                                                                ----------            -----------            -----------


        Net cash provided by operating
          activities                                           $ 1,541,462            $ 5,032,977            $ 5,201,971
                                                               ===========            ===========            ===========


        See accompanying notes to consolidated financial statements.


                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)

                                                                     1996                  1995                  1994
                                                                     ----                  ----                  ----
Cash flows from investing activities:
   Purchases of property, plant and
    equipment                                                 $(6,643,817)              $(6,249,083)            $(3,319,741)
   Proceeds from disposition of property,
    plant and equipment                                         5,876,197                   697,887                 665,945
  Payment to acquire subsidiary company                          (171,711)               (1,000,000)                      -
   Issuance of notes                                             (245,477)                 (227,233)             (2,697,116)
   Payments on notes                                            2,478,790                 2,831,286               3,137,015
   Advances to affiliates                                            -                      (36,209)                (59,130)
   Advances from affiliates                                          -                      340,000                 100,000
                                                              -----------               -----------                --------
        Net cash provided by (used in)
         investing activities                                   1,293,982                (3,643,352)             (2,173,027)
                                                              -----------               -----------             -----------
Cash flows from financing activities:
   Proceeds from debt                                          12,345,275                 9,540,913               7,301,564
   Principal payments on debt                                 (14,973,904)              (10,140,800)            (11,350,542)
   Payments for debt issuance costs                              (200,485)                        -                       -
   Net borrowings (repayments) from bank
    overdrafts                                                    481,526                  (315,650)                698,257
                                                              -----------               -----------             -----------
        Net cash used in
          financing activities                                 (2,347,588)                 (915,537)             (3,350,721)
                                                              -----------               -----------             -----------
        Net increase (decrease) in cash
          and cash equivalents                                    487,856                   474,088                (321,777)

Cash and cash equivalents at
   beginning of year                                            1,416,138                   942,050               1,263,827
                                                              -----------               -----------             -----------
  Cash and cash equivalents at
     end of year                                              $ 1,903,994               $ 1,416,138             $   942,050
                                                              ===========               ===========             ===========
Supplemental disclosures of cash flow information:

        Cash paid for:
          Interest                                            $ 2,648,250               $ 2,579,748             $ 3,017,610
                                                              ===========               ===========             ===========

          Income taxes                                        $   203,308               $    87,888             $   147,938
                                                              ===========               ===========             ===========

Supplemental non-cash items:

During 1995, the Company issued 33,333 shares of common stock to acquire an additional interest in a Mexican manufacturing partnership.

During 1996, the minority interest shareholders in the new subsidiary operating in Puerto Rico exchanged equipment, leaseholds and notes receivable totalling $1,231,774 for their 49.98% ownership.

During 1996, Common Stock under the 1986 Stock Option Plan was issued in exchange for officer and employee receivables totaling $130,436.

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1996, 1995 and 1994



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

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (e)      PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment are stated at cost. Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Property, plant and equipment and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

                  Useful lives and/or lease terms for each asset type are summarized below:

                           Buildings                               15 - 40 years
                           Leasehold interests                      3 - 55 years
                           Equipment                                3 - 20 years
                           Furniture and fixtures                   3 - 10 years


                  During 1995, the Company changed the estimated useful lives of certain equipment used by the concrete and related products and land development contracting divisions in order to more closely match the useful lives to the actual service life of the assets. This change in useful lives was made prospectively and reduced annual depreciation expense for 1995 by approximately $900,000 as compared to 1994.

         (f)      FOREIGN CURRENCY TRANSLATION

                  The Company owns subsidiaries whose functional currencies are the Eastern Caribbean Dollar and the French Franc. The assets and liabilities of these subsidiaries have been translated into U.S. dollars at year end exchange rates. Income statement accounts are translated into U.S. dollars at average exchange rates during the period. Resulting translation adjustments were not significant.

         (g)      INTANGIBLE ASSETS

                  The excess of cost over the fair value of net assets of subsidiaries acquired is amortized over five to ten year periods on a straight-line basis. The Company periodically evaluates the recoverability of its intangible assets as well as their amortization periods to determine whether an adjustment to the carrying value or a revision to the estimated useful lives is appropriate. The primary indicators of recoverability are the current and forecasted operating cash flows which pertain to that particular asset. An entity that has a deficit in its cash flow from operations for a full fiscal year, in light of the surrounding economic environment, is viewed by the Company as a situation which could indicate an impairment of value. Taking into account the above factors, the Company determines that an impairment loss has been triggered when the future projected undiscounted cash flows associated with the intangible asset does not exceed its current carrying amount and the amount of the impairment loss to be recorded is the difference between the current carrying amount and the future projected discounted cash flows. Based on the Company's policy, management believes that there is no impairment of value related to the intangible assets as of December 31, 1996.

                  Accumulated amortization on intangible assets amounted to $371,187 in 1996 and $206,582 in 1995.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

         (i)      FOREIGN OPERATIONS

                  Various portions of the Company's operations are conducted in foreign areas, primarily Antigua, St. Maarten, St. Martin, Dominica, Saba, St. Kitts and Tortola, all of which are in the Caribbean. In 1996, 52.5 percent of the Company's revenues were derived from foreign operations. Overseas contract work performed by the parent company (a United States corporation) is not considered foreign source revenue for purposes of the foregoing calculation. The majority of contract work is performed by the parent company. The potential risks of doing business in foreign areas include potential adverse changes in the diplomatic relations of foreign countries with the United States, changes in the relative purchasing power of the United States dollar, hostility from local populations, adverse effects of exchange controls, restrictions on the withdrawal of foreign investment and earnings, government policies against busi nesses owned by non-nationals, expropriations of property, the instability of foreign governments and the risk of insurrection that could result in losses against which the Company is not insured. The Company was not subject to these risks in Florida and is not subject to them in Puerto Rico or the United States Virgin Islands (United States territories that use the United States dollar as their currency). Although the Company has not encountered significant difficulties in its foreign operations in the past, there can be no assurance that the Company will not encounter difficulties in the future.

         (j)      INCOME TAXES

                  The Company and certain of its domestic subsidiaries file consolidated Federal and state income tax returns. Subsidiaries located in U.S. possessions and foreign countries file individual income tax returns. Deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting and income tax purposes.

                  U.S. income taxes are not provided on undistributed earnings which are expected to be permanently reinvested by the foreign subsidiaries located in Antigua, the Netherlands Antilles, the French West Indies, the British Virgin Islands, Dominica, Grand Cayman, the Bahamas and certain subsidiaries located in U.S. possessions.

                  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income for the period that includes the enactment date.

         (k)      USE OF ESTIMATES

                  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles.

         (l)      IMPAIRMENT OF LONG-LIVED ASSETS AND
                  LONG-LIVED ASSETS TO BE DISPOSED OF

                  The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

         (m)      STOCK OPTION PLAN

                  Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2)      RECEIVABLES

         Receivables consist of the following:

                                                                                            DECEMBER 31,
                                                                              -----------------------------------
                                                                              1996                           1995
                                                                              ----                           ----
          Concrete and related products
             division trade accounts receivable                            $10,005,085                $ 7,469,882
           Land development contracting
             division trade accounts
             receivable, including retainages                                2,992,384                  3,307,229
           Other division trade accounts receivable                            167,093                     73,180
           Accrued interest and other receivables                               71,715                    303,722
           Notes and other receivables due from the
             Government of Antigua and Barbuda                              15,642,579                 17,274,649
           Trade notes receivable - other                                    4,181,837                  2,853,673
           Due from employees and officers                                   1,010,741                    802,869
                                                                           -----------                -----------
                                                                            34,071,434                 32,085,204
                   Allowance for doubtful accounts

                    and notes                                               (2,971,591)                (2,456,401)
                                                                           -----------                -----------
                                                                           $31,099,843                $29,628,803
                                                                           ===========                ===========

         Receivables are classified in the consolidated balance sheets as follows:

                                                                                  DECEMBER 31,
                                                                          ----------------------------
                                                                           1996                   1995
                                                                          ------                  ----
         Current assets                                                   $13,803,565       $12,043,706
         Noncurrent assets                                                 17,296,278        17,585,097
                                                                          -----------       -----------
                                                                          $31,099,843       $29,628,803
                                                                          ===========       ===========

         Retainage will be due upon completion of construction contracts and acceptance by the customer. The Company expects retainage will be collected during 1997.

         Included in notes and other receivables are unsecured notes due from the Government of Antigua and Barbuda amounting to $14,598,656 and $16,218,549 in 1996 and 1995, respectively, which were delivered to the Company in connection with two construction contracts performed by the Company for the Government of Antigua and Barbuda, $2.0 million of which is classified as a current receivable. The notes are accounted for using the cost recovery method and all payments received are applied against the outstanding principal balance of the notes. The notes call for both quarterly and monthly principal and interest payments until maturity in 1997. The notes will not be satisfied at maturity but the Antiguan government has advised the Company that payments will continue until the obligation is satisfied. The Government of Antigua has routinely made the required quarterly payments aggregating $2.0 million per year but has made only some of the required monthly payments. A portion of the payment received from Antigua is derived from the lease proceeds the Antiguan government receives from the United States Department of Defense for the rental of two military bases. One of the bases was closed at the end of 1995, resulting in a shortfall of $700,000 per year in the required quarterly payments. To partially make up this shortfall, the Antiguan government has entered into a written agreement with the Company requiring Antigua to pay $600,000 per year from its fuel tax revenues. Payments under this agreement commenced in January 1997. The Company does not

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         presently anticipate any other material increases in or accelerations of payments by the Government of Antigua.

         Notes receivable from an Antiguan government agency, amounting to $855,803 in 1996 and 1995, are included in the total due from the government of Antigua, along with Antigua-Barbuda Government Development Bonds 1994-1997 series amounting to $188,120 and $200,297 in 1996 and 1995, respectively.

         The Company also has trade receivables from various Antiguan government agencies of $476,652 and $717,554 in 1996 and 1995, respectively. Several of the Company's customers perform services for the Antiguan government and depend on payments from the government to satisfy their obligations to the Company.

         Employee receivables consist primarily of amounts due from certain officers and employees as a result of payments made by the Company pursuant to a split dollar life insurance plan. The Company's advances to pay premiums are secured by a pledge of the cash value of the issued policies. Amounts due the Company under the split dollar plans amounted to $493,167 and $403,028 in 1996 and 1995, respectively.

         Trade notes receivable - other consist of the following:

                                                                                                DECEMBER 31,
                                                                                      ----------------------------
                                                                                      1996                    1995
                                                                                      ----                    ----
         Unsecured promissory notes receivable with
         varying terms and maturity dates                                         $  326,988            $  262,711

         Secured promissory notes receivable with
         varying terms and maturity dates                                            513,880               692,367

         8 percent note receivable due in weekly
         installments from April 1994 through
         April 1997, with a balloon payment due in
         April 1997, secured by first and
         second mortgages on two parcels of land                                     467,816               536,431

         8 percent note receivable, due on demand,
         secured by first mortgage on real
         property                                                                    805,341               812,763

         Notes receivable bearing interest at 2%
         over prime interest rate, secured by
         real estate                                                                 549,402               549,401

         8 percent note receivable, due in
         installments through July 2005, secured
         by land and building                                                        600,000                  -

         12.5 percent note receivable, due in
         installments through June 30, 2001
         and secured by pledge of stock of
         subsidiary company (see note 5)                                             604,760                  -

         6 percent note receivable, due in monthly
         installments from August 1997 through
         July 2000                                                                   313,650                  -
                                                                                  ----------            ----------
                                                                                  $4,181,837            $2,853,673
                                                                                  ==========            ==========



                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)      INVENTORIES

                                                                                          DECEMBER 31,
                                                                                -----------------------------
                                                                                1996                     1995
                                                                                -----                    ----
         Inventories consist of the following:

         Sand, stone, cement and concrete block                                 $5,262,116         $4,744,067
         Maintenance parts                                                       1,232,562          1,318,037
         Other                                                                     504,000            330,174
                                                                                ----------         ----------
                                                                                $6,998,678         $6,392,278
                                                                                ==========         ==========


(4)      INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES AND
         AFFILIATES


         At December 31, 1996, the Company has equity interests in two real estate ventures, a 43 percent equity interest in a foreign construction company and a 1 percent equity interest in a commercial property development in Antigua. One real estate joint venture was formed primarily to acquire and develop land for sale in Antigua, West Indies. The other real estate venture was formed to develop property in Florida and has insignificant assets and operations. A loss of $50,000 was recognized in 1996 related to the Company's investment in the foreign construction company. The Company recognized no gain or loss on this venture in 1995. No income or loss was recognized in 1996 and 1995 on any of the other ventures because the amounts were not material.


                                                  DECEMBER 31, 1996               DECEMBER 31, 1995
                                                  -----------------               -----------------
                                                UNCONSOLIDATED JOINT            UNCONSOLIDATED JOINT
                                               VENTURES AND AFFILIATES         VENTURES AND AFFILIATES
                                               -----------------------         -----------------------
                                               ADVANCES    INVESTMENTS         ADVANCES    INVESTMENTS
                                                  TO          IN                  TO           IN
                                               --------    -----------         --------    -----------
         Commercial property                 $   11,323   $     -              $   11,323   $     -
         Real estate                            960,130        8,780              960,130        8,780
         Construction                            50,000      150,000               76,210      200,000
                                             ----------   ----------           ----------   ----------
                                             $1,021,453   $  158,780           $1,047,663   $  208,780
                                             ==========   ==========           ==========   ==========


(5)      ACQUISITIONS

         In May 1996, the Company contributed approximately $1.2 million in capital to a new subsidiary company in return for a 50.02 percent ownership interest. The new subsidiary leases and operates a quarry in Puerto Rico. Capital contributions of the Company's minority ownership partners, amounting to approximately $1.2 million, are classified as part of minority interest in consolidated subsidiaries.

         On August 16, 1995, the Company acquired, for $1,000,000 cash, the stock of Societe des Carrieres de Grand Case (SCGC), a French company engaged in the ready mix concrete and quarry business on the French island of St. Martin. The transaction was accounted for as a purchase. As a result of the transaction the Company recorded costs in excess of the fair value of the net assets purchased in the amount of $615,000.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of financial instruments including cash, cash equivalents, receivables, net, other current assets, accounts payable trade and other, accrued expenses and other liabilities, notes payable to banks, and current installments of long-term debt approximated fair value at December 31, 1996 because of the short maturity of these instruments. The carrying value of debt and notes receivable approximated fair value at December 31, 1996 based upon the present value of estimated future cash flows.

(7)      LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                1996                    1995
                                                                                ----                    ----
         Installment notes payable in monthly
         installments through 2001, bearing
         interest at a weighted average rate
         of 9.06 percent and secured by
         equipment with a carrying value
         of approximately $9,246,000                                           $6,943,967             $5,630,811

         Notes and mortgages payable in installments
         through 2003, bearing interest at 8.0 to
         10.75 percent and secured by equipment and real
         property with a carrying value
         of approximately $4,574,000                                            4,027,166              5,799,189

         Obligation arising from an acquisition,
         payable in monthly installments
         through 1998, discounted at 10 percent                                   375,895                621,520

         Unsecured notes payable due through 1998,
         bearing interest at a weighted average
         rate of 7.4 percent                                                    1,013,838              2,269,445

         Unsecured note payable to a Company
         officer, due January 1, 1998 and bearing
         interest at the prime interest rate                                    5,397,561              4,712,561

         Note payable to bank under a $400,000
         revolving line of credit, due on
         demand, secured by a certificate of deposit and
         bearing interest at the prime interest rate                              400,000                400,000

         Note payable to a bank under a $1,000,000
         revolving line of credit, maturing in June
         1997, bearing interest at 1/2 percent over
         the prime interest rate and secured by real
         property with a net carrying value of
         approximately $1,880,000                                                   1,000                517,000






                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                                                          DECEMBER 31,
                                                                                ------------------------------
                                                                                1996                      1995
                                                                                ----                      ----
         Note payable to a bank under a $1,000,000
         revolving line of credit, maturing in November
         1997, secured by notes receivable from the
         Government of Antigua, real property and
         equipment and bearing interest at 1 percent
         over the prime interest rate                                             -                         -

         Bank term loan of $6,000,000 due
         in monthly installments from December
         1996 through November 2002 and bearing
         interest at 1 percent over the prime interest
         rate. Secured by notes receivable from the
         Government of Antigua and real property and
         equipment with a net carrying value of
         approximately $7,622,000                                                5,916,668                   -

         Installment and bank notes payable
         repaid or refinanced during 1996                                         -                   6,339,198
                                                                               -----------          -----------

           Total debt outstanding                                              $24,076,095          $26,289,724
                                                                               ===========          ===========


         The effective interest on all debt outstanding was 10.4% at December 31, 1996 and 9.6% at December 31, 1995.

         Shown in the consolidated balance sheet under the following captions:

                                                                                         DECEMBER 31,
                                                                                ------------------------------
                                                                                1996                      1995
                                                                                ----                      ----
         Current installments of long term debt                               $ 4,424,726            $ 7,274,506
         Notes payable to banks                                                   400,000              3,467,310
         Long-term debt                                                        19,251,369             15,547,908
                                                                              -----------            -----------
                                                                              $24,076,095            $26,289,724
                                                                              ===========            ===========


         The total maturities of long-term debt subsequent to December 31, 1996 are as follows:

                  1997                                                        $ 4,824,726
                  1998                                                          9,100,766
                  1999                                                          3,320,869
                  2000                                                          4,229,399
                  2001                                                          1,190,207
                  Thereafter                                                    1,410,128
                                                                              -----------
                                                                              $24,076,095
                                                                              ===========

                                           37



                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8)      INCOME TAXES

         Income tax expense (benefit) consists of:

                                                       CURRENT             DEFERRED              TOTAL
                                                       -------             --------              -----
         1996:
           Federal                                     $   -              $    -               $    -
           State                                           -                   -                    -
           Foreign                                      539,668            (156,579)             383,089
                                                       --------           ---------             --------
                                                       $539,668           $(156,579)            $383,089
                                                       ========           =========             ========

         1995:
           Federal                                     $  5,000           $    -               $   5,000
           State                                           -                   -                    -
           Foreign                                      917,373           (777,021)              140,352
                                                       --------          ---------             ---------
                                                       $922,373          $(777,021)            $ 145,352
                                                       ========          =========             =========

         1994:
           Federal                                     $   -              $    -               $    -
           State                                           -                   -                    -
           Foreign                                       50,000           $    -                  50,000
                                                       --------           ---------             --------
                                                       $ 50,000           $    -                $ 50,000
                                                       ========           =========             ========

         The significant components of deferred income tax benefit attributable to income or loss from continuing operations for the years ended
         December 31, 1996, 1995 and 1994 are as follows:

                                                           1996                1995               1994
                                                           ----                ----               ----
           Deferred income tax expense
            (exclusive of component below)             $ 364,000           $2,342,000           $    -
           Decrease in valuation
            allowance for deferred tax
            assets                                      (530,579)          (3,119,021)               -
                                                       ---------           ----------          --------
                                                       $(156,579)          $ (777,021)               -
                                                       =========           ==========          ========

         The actual expense differs from the "expected" tax expense computed by applying the U.S. Federal corporate income tax rate to earnings before income taxes as follows:


                                                           1996                1995               1994
                                                           ----                ----               ----
         Computed "expected"
           tax expense (benefit)                       $  402,000           $ (934,000)      $  718,000
         Increase (reduction) in income taxes
            resulting from:
            Tax incentives granted to a subsidiary
            in U.S. possession                            (94,000)               -                 -
            Tax incentives granted
              to foreign subsidiaries                  (1,097,000)          (1,208,000)      (1,307,000)
            Change in deferred tax
             valuation allowance                         (520,579)               -                 -
            Net operating losses not
             utilized                                   1,648,979            2,294,000          598,000

            Other                                          43,089               (6,648)          41,000
                                                       ----------           ----------       ----------
                                                       $  383,089           $  145,352       $   50,000
                                                       ==========           ==========       ==========




                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss carryforwards.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 are presented below:

                                                                                         DECEMBER 31,
                                                                           -----------------------------------------
         Deferred tax assets:                                              1996                               1995
                                                                           ----                               ----
            Net operating loss carryforwards                            $ 6,024,000                    $ 5,841,000
            Other                                                            -                             182,000
                                                                        -----------                    -----------

                  Total gross deferred tax assets                         6,024,000                      6,023,000
                  Less valuation allowances                              (3,614,400)                    (4,134,979)
                  Net deferred tax assets                                 2,409,600                      1,888,021
                                                                        -----------                    -----------
         Deferred tax liabilities:
            Plant and equipment, principally due
            to differences in depreciation and
            capitalized interest                                         (2,458,000)                   (1,693,000)
         Investments in joint ventures,
            principally due to differences in
            recording the investment between
            book and tax                                                   (447,000)                     (847,000)
                                                                        -----------                   -----------

                  Total gross deferred tax liabilities                   (2,905,000)                   (2,540,000)
                                                                        -----------                   -----------
                  Net deferred tax liability                            $  (495,400)                  $  (651,979)
                                                                        ===========                   ===========


         The valuation allowance for deferred tax assets as of December 31, 1996 was $3,614,400. The valuation allowance was established at approximately 60 percent of the potential deferred tax benefit as the Company believes it can utilize net operating losses via partial repatriation of foreign subsidiary earnings.

         In April 1988, the Virgin Islands Industrial Development Commission
         (IDC) granted a subsidiary of the Company a 10-year tax exemption expiring in April 1998, pursuant to which, and subject to certain conditions and exceptions, the Company's (i) production and sale of ready-mix concrete; (ii) production and sale of concrete block on St. Thomas and St. Johns and outside of the Virgin Islands; (iii) production and sale of sand and aggregate; and (iv) bagging of cement from imported bulk cement, are 100 percent exempt from all United States Virgin Islands real property, gross receipts (currently set at 4 percent) and excise taxes, 90 percent exempt from United States Virgin Islands income taxes, and approximately 83 percent exempt from United States Virgin Islands custom duties. The IDC granted the Company the tax exemption in return for the Company's commitment to (i) make capital expenditures of at least $4.6 million for new or replacement equipment over a 10-year period, which the Company has satisfied; (ii) employ a minimum of 142 United States Virgin Islands residents as full-time personnel; (iii) spend at least $75,000 annually for a youth training program; (iv) not increase the price of its concrete and related products except as the result of certain direct cost increases

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         incurred by the Company over which it has no control; and (v) make an annual scholarship fund contribution of $150,000.

         In January 1994, the Company received a five year extension, through April 2003, of its previously granted benefits. This extension was granted in return for the Company agreeing to (i) continue to employ a minimum of 160 United States Virgin Islands residents as full time personnel; (ii) make additional capital expenditures of $1.7 million; and (iii) continue to make a combined job training/scholarship contribution of $225,000 per annum during the extension period.

         The Company believes it is in compliance with all the requirements of this program.

         In partial consideration for the Company's work on a major contract, the Government of Antigua granted two subsidiaries of the Company a 10-year tax holiday effective January 1, 1987 and expiring on December 31, 1996 from all taxes due (i) in connection with the Company's construction contract with Antigua to, among other things, dredge St. John's harbor, (ii) as a result of the Company's participation in a joint venture to develop 230 acres of vacant land as well as 20,000 square feet of commercial property in Antigua; and (iii) in connection with the Company's sale of concrete and related products in Antigua. The tax holiday also exempted the Company from certain accrued tax liabilities. In 1989, in connection with and in consideration for additional work done by the Company with respect to the foregoing contract, the Government of Antigua granted an additional tax exemption to the Company. The tax exemption exempts the Company from taxes that would otherwise result from the Company's income relating to a construction contract in Jolly Harbor, Antigua. The Company is currently negotiating with the government of Antigua regarding the tax holiday which expired at the end of 1996. The Company is seeking an extension of the current tax holiday, or as an alternative, the offset of any taxes due against sums due the Company from the Government of Antigua and Barbuda. Although there is no assurance, management believes that one of these two alternatives will ultimately be obtained.

         At December 31, 1996, approximately $42.5 million of foreign subsidiaries earnings have not been distributed and no U.S. income taxes have been provided thereon as these earnings are considered permanently reinvested in the subsidiaries operations, and in the year earned, were not of the nature which would require current income tax recognition under United States income tax laws. Current assets include approximately $1.9 million of cash and cash equivalents that the Company currently intends to use to fund foreign operations and U.S. possession operations, respectively, due to U.S. income tax restrictions. Should the foreign subsidiaries distribute these earnings to the parent company or provide the parent company access to these earnings through other means, taxes at the U.S. Federal tax rate, net of foreign tax credits, may be incurred.

         At December 31, 1996, the Company had accumulated net operating loss carryforwards available to offset future taxable income in their Caribbean and United States operations of approximately $17.7 million, which expire in varying periods through the year ended December 31, 2004.

(9)      DISCONTINUED OPERATIONS

         In September 1989, a subsidiary of the Company obtained a minority interest in a partnership engaged in the manufacture, sale and distribution of acoustical ceiling tiles. The subsidiary invested

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         approximately $1.2 million in the partnership for a 29 percent interest and two of the Company's directors obtained an 11 percent interest for which they paid $450,000. In January 1994, an Antiguan subsidiary of the Company became the new general partner and the Company's ownership interest in the partnership was increased to 64.47 percent. The directors' ownership interest was reduced to 6.47 percent. In November 1995 the Company decided to sell this operation because of its poor operating results and uncertain prospects for improvement. Accordingly, at December 31, 1995, the intended disposal has been accounted for as a discontinued operation. The financial statements for all prior periods presented have been restated to reflect the ceiling tile partnership as a discontinued operation. The Company's investment in the partnership was written down $800,000, to its estimated net realizable value of approximately $749,000, which consists principally of property, equipment and inventory with a net book value of approximately $1.4 million, along with debt of approximately $621,000. The Company provided no reserve for anticipated losses during the phaseout period and expects to recognize no income tax benefit on the loss from discontinued operations. The Company sold its interest in the ceiling tile business in September 1996 in exchange for one secured promissory note in the amount of $600,000 and one unsecured promissory note in the amount of $385,000 and took an additional loss on disposal of approximately $488,000.

(10)     FOREIGN SUBSIDIARIES

         Summary combined financial information for the Company's foreign subsidiaries, located in the Caribbean, except for those located in the U.S. Virgin Islands and Puerto Rico follows:

                                                             DECEMBER 31,
                                                     --------------------------
                                                       1996             1995
                                                       ----             ----
         Current assets                              $14,707,914    $11,903,636
         Advances to the Company                      (3,821,952)     1,533,672
         Property, plant and equipment, net           22,144,913     25,103,665
         Investment in joint ventures and
           affiliates                                  1,158,233      1,180,234
         Notes receivable                             15,923,419     17,004,414
         Other assets                                  1,432,475        803,252
                                                     -----------    -----------
                  Total assets                       $51,545,002    $57,528,873
                                                     ===========    ===========

         Current liabilities                         $ 4,453,492    $ 6,037,488
         Long-term debt                                1,916,966      5,937,412
         Equity                                       45,174,544     45,553,973
                                                     -----------    -----------
                  Total liabilities and equity       $51,545,002    $57,528,873
                                                     ===========    ===========


                                         1996             1995             1994
                                         ----             ----             ----

         Revenue                   $36,474,931      $29,858,843      $30,186,482
         Expenses                   34,283,074       27,955,868       26,284,718
                                   -----------      -----------      -----------

         Net earnings              $ 2,191,857      $ 1,902,975      $ 3,901,764
                                   ===========      ===========      ===========

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(11)     LEASE COMMITMENTS

         The Company leases real property, buildings and equipment under operating leases that expire over one to fifty-five years. Future minimum lease payments under noncancellable operating leases as of December 31, 1996 are as follows:

                                                    OPERATING
                                                      LEASES
                                                    ---------
         Years ending December 31,
                  1997                             $ 3,820,219
                  1998                               3,726,174
                  1999                               3,737,237
                  2000                               3,596,555
                  2001                               1,395,511
                  Thereafter                        14,708,301
                                                   -----------
         Total minimum lease payments              $30,983,997
                                                   ===========

         Total rent expense for operating leases was $1,843,719 in 1996, $1,147,041 1995 and $950,908 in 1994. Some operating leases have provisions for contingent rentals or royalties based on related sales and production; such contingent expense amounted to $160,433 in 1996, $63,575 in 1995 and $131,041 in 1994. Included in the above minimum lease commitments are royalty payments due to the owners of the SCGC quarry. See note 17.

         During October 1996, the Company entered into an agreement for the sale and leaseback of the Company's bulk cement vessel. The vessel was sold for $3,850,000, which approximated net book value and related costs of disposition. The proceeds from the sale were utilized to repay debt on the vessel of approximately $1.8 million. The four year lease is classified as an operating lease. The Company has the option to renew the lease at the end of the original lease term for four additional one year terms.

(12)     LINES OF BUSINESS

         The Company operates primarily in two principal lines of business. Information about the Company's operations in these different industries are as follows:

         Revenues:                                     1996                   1995                   1994
                                                       ----                   ----                   ----
           Concrete and related
              products                          $52,987,242               $ 37,716,253            $ 39,342,107
           Contracting                           13,981,732                 16,068,283              22,941,915
           Other                                  2,509,395                  2,366,926               2,965,081
                                                -----------               ------------            ------------
                Total                           $69,478,369               $ 56,151,462            $ 65,249,103
                                                ===========               ============            ============

         Operating income (loss):
            Concrete and related
              products                          $ 4,864,592               $  1,252,108            $  2,841,153
            Contracting                          (1,093,272)                  (569,224)              1,746,494
            Other                                   415,967                    409,550                 321,425
            Unallocated corporate
              overhead                             (716,000)                  (818,000)               (424,000)
                                                -----------               ------------            ------------
                Total                           $ 3,471,287               $    274,434            $  4,485,072
                                                ===========               ============            ============

         Identifiable assets:
            Concrete and related
              products                          $59,977,842               $ 54,885,292            $ 53,009,725
            Contracting                          30,912,211                 37,346,656              40,691,336
            Other                                 4,036,087                  5,080,692               5,839,934
                                                -----------               ------------            ------------
              Total                             $94,926,140               $ 97,312,640            $ 99,540,995
                                                ===========               ============            ============

                                       42

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                             1996          1995           1994
                                             ----          ----           ----

         Depreciation and amortization:
            Concrete and related
              products                   $ 3,889,666  $  3,187,278  $  4,256,729
            Contracting                    1,261,863     1,257,950     1,939,495
            Other                            269,654       269,026       263,268
                                         -----------  ------------  ------------
              Total                      $ 5,421,183  $  4,714,254  $  6,459,492
                                         ===========  ============  ============


         Capital expenditures:
            Concrete and related
              products                   $ 5,539,134  $  3,484,749     2,063,196
            Contracting                    1,072,683     2,764,334     1,232,690
            Other                             32,000          -           23,855
                                         -----------  ------------  ------------
              Total                      $ 6,643,817  $  6,249,083  $  3,319,741
                                         ===========  ============  ============

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

(13)     RELATED PARTY TRANSACTIONS

         The Company leases a 4.4 acre parcel of real property from the Company's President, pursuant to which he received $48,605 in annual rent in 1996.

         The Company has borrowed approximately $5.4 million from a Company officer. The note is unsecured, bears interest at the prime interest rate and is due in full on January 1, 1998. See note 7.

(14)     STOCK OPTION PLANS

         The Company adopted stock option plans for officers and employees in 1986 (the "1986 Plan") and 1992 (the "1992 Plan"). Each plan terminates 10 years after the adoption date. Until 1996 and 2002, respectively, options to acquire up to 300,000 and 350,000 shares, respectively, of common stock may be granted to officers and employees of the Company at no less than the fair market value on the date of grant.

         All stock options granted pursuant to the 1986 Plan vest and become fully exercisable (i) on the date the Optionee reaches the age of 65 years old and for the six month period thereafter or as otherwise modified by the Company's Board of Directors, (ii) on the date of permanent disability of the Optionee and for the six month period thereafter, (iii) on the date of a change of control and for the six month period thereafter and (iv) on the date of termination of the Optionee by the Company from employment with the Company without cause and for the six month period after termination.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         All stock options granted pursuant to the 1992 Plan vest and become exercisable in varying terms and periods which are established by the Compensation Committee of the Board of Directors. All options issued pursuant to the 1992 Plan expire ten years after the date of issue.

         The Company adopted a stock option plan for nonemployee directors in 1992 (the "1992 Directors Plan"). This plan terminates in 2002. Options to acquire up to 50,000 shares of common stock may be granted to nonemployee directors at no less than the fair market value on the date of grant. The 1992 Directors Plan provides that each director shall receive an initial grant of 8,000 shares and be granted an additional 1,000 shares annually immediately subsequent to their reelection as a director of the Company. All stock options have ten year terms and vest and become fully exercisable six months after the date of issue.

         Stock option activity for all plans during the periods indicated is as follows:

                          (All exercise prices rounded to the nearest dollar)

                             1986 PLAN                        1992 PLAN                    DIRECTORS PLAN
                       -------------------------          --------------------          ---------------------
                                        EXERCISE                      EXERCISE                       EXERCISE
                       SHARES             PRICE           SHARES        PRICE           SHARES         PRICE
                       ------           --------          ------      --------          ------       --------
Balance at
 12/31/93              186,330           $2 to $7         40,000        $10             27,000       $6 to $14
  Granted                 -                 -               -             -              3,000       $9
  Exercised               -                 -               -             -                -             -
  Expired                 -                 -               -             -                -             -
                       -------           ------          -------                       -------
Balance at
 12/31/94              186,330           $2 to $7         40,000        $10             30,000       $6 to $14
  Granted                 -                 -            210,000        $7               3,000       $8
  Exercised               -                 -               -             -                -             -
  Expired                 -                 -               -             -                -             -
                       -------           -------         -------                       -------

Balance at
 12/31/95              186,330           $2 to $7        250,000        $7 to $10       33,000       $6 to $14
  Granted                 -                 -             30,000        $8              10,000       $9
  Exercised            (34,425)          $2                 -             -                -             -
  Expired                 -                 -               -             -            (11,000)      $6 to $14
                       -------           -------         -------                       -------
Balance at
 12/31/96              151,905           $2 to $7        280,000        $7 to $10       32,000       $6 to $14
                       =======                           =======                       =======

Exercisable            121,990                            72,000                        32,000
                       -------                           -------                       -------

Available for
Future Grant             -0-                              70,000                        18,000
                       =======                           =======                       =======


         The per share weighted-average fair value of stock options granted during 1996 and 1995 was $4.30 and $3.39 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield of 0%, risk free interest rate of 7.0% and an expected life of 10 years; 1995 - expected dividend yield of 0%, risk-free interest rate of 7.0% and an expected life of 10 years.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income or loss would have been the pro forma amounts indicated below:

         NET INCOME                 1996           1995            1994
         ----------                 ----           ----            ----

         Net income (loss),
           as reported           $312,888     $(2,746,503)       $2,111,466
         Net income (loss),
           pro forma             $125,428     $(2,758,143)       $2,097,306

         Earnings (loss)
           per share from
           continuing operations,
           as reported              $ .17         $ (.40)           $ .57
         Earnings (loss)
           per share from
           continuing operations,
           pro forma                $ .13         $ (.40)           $ .56

         Pro forma net income (loss) reflects only options granted in 1996, 1995 and 1994. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income
         (loss) amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1994 is not considered.

(15)     EMPLOYEE BENEFIT PLANS

         The Company sponsors a 401(k) plan for all employees over the age of 21 with 1,000 hours of service in the previous 12 months of employment. Employee contributions are matched by the Company up to 3 percent of an employee's salary. The Company's contributions totaled $148,758 in 1996, $129,518 in 1995 and $134,146 in 1994.

(16)     COSTS AND ESTIMATED EARNINGS ON CONTRACTS

                                                      1996             1995
                                                      ----             ----
         Costs incurred on uncompleted
           contracts                          $ 65,279,390       $ 39,745,046
         Costs incurred on completed
           contracts                            22,764,409         43,155,784
         Estimated earnings                     16,851,270         18,181,493
                                              ------------       ------------
                                               104,895,069        101,082,323
            Less:  Billings to date           (101,882,861)       (98,386,738)
                                              ------------       ------------
                                              $  3,012,208       $  2,695,585
                                              ============       ============


         Included in the accompanying balance sheet under the following captions:

                                                    1996               1995
                                                    ----               ----
         Costs in excess of billings
           and estimated earnings           $  3,124,860         $  3,461,984
         Billings in excess of costs
           and estimated earnings               (112,652)            (766,399)
                                            ------------         ------------
                                            $  3,012,208         $  2,695,585
                                            ============         ============

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(17)     COMMITMENTS AND CONTINGENCIES

         The Company believes it is entitled to additional compensation on a Florida construction project and is pursuing a claim of approximately $4.0 million against the owner of the property. In addition to its claim, the Company has an account receivable of approximately $500,000 from the owner of the project. Costs in excess of billings and estimated earnings on this project amount to approximately $750,000. This amount is included in the Company's claim. Management does not believe any reserves are required for these amounts. While the Company believes it has a meritorious claim, there is no assurance the claim will be settled on a basis favorable to the Company. No income or loss on this contract was recorded in 1996, 1995 or 1994.

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

         In connection with a land development contract with the Government of Antigua and as partial consideration therefore, the Company obtained a 75 percent interest in a corporation formed to own and develop approximately 230 acres of real property in Antigua (the "Corbkinnon Property"). In 1990, the Company sold a portion of its 75 percent interest in the

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Corbkinnon Property for $500,000 and the buyer's commitment to provide 50 percent of the financing required to develop the project. The Company agreed to provide the first $500,000 of financing and provide a guarantee for 50 percent of all additional financing required.

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

(18)     BUSINESS AND CREDIT CONCENTRATIONS

         The Company's customers are concentrated in the Caribbean and are primarily involved in the contracting industry. Credit risk may be affected by the economic and political conditions in the various countries in which the Company operates. Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of receivables and costs in excess of billings and estimated earnings. No single customer accounted for a significant amount of the Company's sales in 1996, 1995 or 1994 and there are no significant receivables from a single customer as of December 31, 1996 or 1995, other than the notes receivable due from the Government of Antigua and Barbuda. Although receivables are generally not collateralized, the Company may place liens or their equivalent in certain jurisdictions in the event of non-payment. The Company estimates an allowance for doubtful accounts based on the creditworthiness of customers as well as the general economic conditions of the countries in which it operates. Consequently, an adverse change in these factors would affect the Company's estimate of its bad debts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company has had no changes in or disagreements with its independent certified public accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information with respect to the directors and executive officers of the Company is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. Information as to executive officers is included in Part I of this report.

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

         (a)   The following documents are filed as part of this report:

               (1)  Financial Statements.

         An index to financial statements for the year ended December 31, 1996 appears on pages 20 and 48.

               (2)  Financial Statement Schedule.

         The following financial statement schedule for each of the years in the three year period ended December 31, 1996 is submitted herewith:

                                                                     FORM 10-K
                                                                 (PAGE NUMBER(S)
                                                                 ---------------
         ITEM
         ----
         Financial Statement Schedule
           Schedule II - Valuation and Qualifying Accounts.............. 53

         All other financial schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

             (3)  Exhibits.

EXHIBIT  DESCRIPTION
-------  -----------
 3.1     Registrant's Restated Articles of Incorporation (1)(3.1)
 3.2     Registrant's Bylaws(2)(3.2)
10.1     Registrant's 1986 Non-Qualified Stock Option Plan (3)(10.1)
10.2     Registrant's 1992 Stock Option Plan (10)(A)
10.3     Registrant's 1992 Directors' Stock Option Plan (10)(B)
10.4 V. I. Cement and Building Products Inc. 401(k) Retirement and Savings Plan (14)
10.5 Life Insurance and Salary Continuation Agreement dated as of March 29, 1989, between the Registrant and Donald L. Smith, Jr.(5)(10.13)
10.6 Form of Indemnification Agreement between the Registrant, and its directors and certain of its officers(6)(A)
10.7     St. John's Dredging and Deep Water Pier Construction Agreement
         dated as of April 3, 1987, by and between Antigua and Barbuda and Antigua Masonry Products, Limited (the "St. Johns Agreement") (6)(10.1)
10.8     Amendment No. 1 to the St. John's Agreement dated June 15, 1988(7)
         (10.2)
10.9 Amendment No. 2 to the St. John's Agreement dated December 7, 1988 (9) (10.34)
10.10 Amendment No. 3 to the St. John's Agreement dated January 23, 1989 (9) (10.35)
10.11    Amendment No. 4 to the St. John's Agreement dated April 5, 1989 (9)
         (10.36)
10.12 Amendment No. 5 to the St. John's Agreement dated January 29, 1991 (9) (10.37)
10.13 Amendment No. 6 to the St. Johns Agreement dated November 30, 1993 (12) (10.39)
10.14    Amendment No. 7 to the St. John's Agreement, dated December 21, 1994
         (14)
10.15    Amendment No. 8 to the St. John's Agreement, dated October 23, 1996
         (14)
10.16 Dredging, Filling and Other Land Improvements Agreement by and between Jolly Harbour Ltd. (Vaduz, Liechtenstein), Antigua Development and Construction, Limited, and the Registrant(4)(10.1)
10.17 Mortgage Note dated June 12, 1989 of Crown Bay Marina Joint Venture-I to Banco Popular de Puerto Rico for $5,000,000 (7)(10.5)
10.18 Guarantee dated June 12, 1989, from the Registrant to Banco Popular de Puerto Rico(7)(10.6)10.17
10.19 Lease dated October 31, 1989, between William G. Clarenbach and Pricilla E. Clarenbach, as lessors, and Controlled Concrete Products, Inc., as lessee (1)(10.26)
10.20 Lease dated April 13, 1981, between Mariano Lima and Genevieve Lima, as lessors, and the Registrant, as lessee(1)(10.28)
10.21 Lease dated May 23, 1983, between the Government of the Virgin Islands, as lessor, and Controlled Concrete Products, Inc. as lessee(1)(10.29)
10.22 Lease dated February 24, 1989, between Felix Pitterson, as lessor, and V.I. Cement and Building Products, Inc., as lessee(1)(10.30)
10.23 Lease dated September 1, 1989, between Donald L. Smith, Jr., as lessor, and the Registrant, as lessee(1)(10.31)
10.24 Lease dated September 12, 1966, between His Honour Hugh Burrowes, a Commander of the British Empire of Government House in the Island of Antigua, as lessor, and The Antigua Sand and Aggregate Limited, as lessee(1)(10.32)

10.25    Stock Purchase Agreement, dated April 18, 1990, by and between
         B.B.W. Holding Corporation Limited ("BBW Holding") and Proar Construction Materials Company N.V. ("Proar Construction") (8)(2.1)
10.26    Incentive Agreement, dated April 18, 1990, by and among BBW
         Holding, Proar Construction, Bouwbedrijf Boven Winden N.V., Cramer Construction N.V. and Caribbean Heavy Construction Company Limited
         (8)(28.1)
10.27    Agreement, dated April 18, 1990, by and between Mr. Richard
         Lawrence, Sr. and the Registrant (8)(28.2)
10.28    Notes receivable from Red Pond Estates, N.V. in the principal sums of $242,516, $139,478 and $167,740, respectively (11) (10.41)
10.29 Material Purchase Agreement, dated August 17, 1995, between Bouwbedrijf Boven Winden, N.V. and Hubert Petit, Francois Petit and Michel Petit (13) (10.41)
10.30 Stock Purchase Agreement, dated August 17, 1995, between the Registrant and Hubert Petit, Francois Petit and Michel Petit
         (13)(10.42)
10.31 Loan Agreement dated November 12, 1996 between V. I. Cement and Building Products, Inc. and Banco Popular de Puerto Rico (14)
10.32 $6,000,000 Installment Note dated November 12, 1996 between V. I. Cement and Building Products, Inc. and Banco Popular de Puerto Rico
         (14)
10.33 $1,000,000 Promissory Note dated November 12, 1996 between V. I. Cement and Building Products, Inc. and Banco Popular de Puerto Rico
         (14)
10.34 Time Charter Agreement, dated October 28, 1996, between Caribbean Cement Carriers, Ltd. and Kristian Gerhard Jebsen Skibsrederi A/S (14)
10.35 Loan Agreement, dated June 30, 1993, between the Registrant and Barnett Bank of South Florida (12) (10.44)
10.36    Standstill Agreement, dated February 26, 1997, between the
         Registrant and Barnett Bank, N.A. (14)
21.1     Registrant's Subsidiaries (14)
23.1     Consent of KPMG Peat Marwick, LLP (14)
27.1     Financial Data Schedule

(1) Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant's Registration statement on Form S-2 (No. 33-31107).
(2) Incorporated by reference to the exhibit shown in the parenthesis and filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989.
(3) Incorporated by reference to the exhibit shown in the parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 (the "1987 10-K").
(4) Incorporated by reference to the exhibit shown in the parenthesis and filed with the Registrant's Form 8 dated July 14, 1988 to the 1987 10-K.
(5) Incorporated by reference to the exhibit shown in the parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (the "1988 10-K").
(6) Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant's Proxy Statement dated May 30, 1989.
(7) Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant's Form 8 dated August 17, 1989 to the 1988 10-K.
(8) Incorporated by reference to the exhibit shown in parenthesis and filed with Registrant's Current Report on Form 8-K dated May 2, 1990.
(9) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.
(10) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Proxy Statement dated May 6, 1992.
(11) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
(12) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(13) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
(14)     Filed herewith.

Management employee contracts, compensatory plans and other arrangements included as part of the exhibits referred to above are as follows:

10.1     Registrant's 1986 Non Qualified Stock Option Plan (3) (10.1)
10.2     Registrant's 1992 Stock Option Plan (10)(A)
10.3     Registrant's 1992 Directors' Stock Option Plan (10) (B)
10.4 V. I. Cement and Building Products, Inc. 401(k) Retirement and Savings Plan (14)
10.5 Life Insurance and Salary Continuation Agreement dated as of March 29, 1989, between the Registrant and Donald L. Smith, Jr.(5)(10.13)

         (b)  Reports on Form 8-K.

No Reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 1997                               DEVCON INTERNATIONAL CORP.

                                             By:/S/ DONALD L. SMITH, JR.
                                                ------------------------
                                                Donald L. Smith, Jr.
                                                Chairman, President and
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                             DEVCON INTERNATIONAL CORP.

March 28, 1997                               By:/S/ DONALD L. SMITH, JR.
                                                ------------------------
                                                Donald L. Smith, Jr.
                                                Chairman, President and
                                                Chief Executive Officer


March 28, 1997                               By:/S/ RICHARD L. HORNSBY
                                                ----------------------
                                                Richard L. Hornsby
                                                Executive Vice President
                                                and Director

March 28, 1997                               By:/S/ WALTER B. BARRETT
                                                ---------------------
                                                Walter B. Barrett
                                                Vice President of Finance,
                                                Chief Financial Officer and
                                                Treasurer

March 28, 1997                               By:/S/ ROBERT A. STEELE
                                                --------------------
                                                Robert A. Steele
                                                Director

March 28, 1997                               By:/S/ ROBERT L. KESTER
                                                --------------------
                                                Robert L. Kester
                                                Director

March 28, 1997                               By:/S/ W. DOUGLAS PITTS
                                                --------------------
                                                W. Douglas Pitts
                                                Director

                                   Schedule II

                        Valuation and Qualifying Accounts


ALLOWANCE FOR DOUBTFUL   BALANCE AT     ADDITIONS                     BALANCE
ACCOUNTS FOR THE YEAR    BEGINNING      CHARGED TO                    AT END
ENDED DECEMBER 31,       OF YEAR        EXPENSE         DEDUCTIONS    OF YEAR
----------------------   ----------     ----------      ----------    -------

         1994            $4,126,402     $  300,000     $(1,757,316)   $2,669,086
                         ==========     ==========     ===========    ==========

         1995            $2,669,086     $  301,510     $  (514,195)   $2,456,401
                         ==========     ==========     ===========    ==========

         1996            $2,456,401     $  302,863     $   212,327    $2,971,591
                         ==========     ==========     ===========    ==========

                               INDEX TO EXHIBITS
EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

10.4           V. I. Cement and Building Products Inc. 401(k) Retirement and
               Savings Plan

10.14          Amendment No. 7 to the St. John's Agreement, dated December 21,
               1994

10.15          Amendment No. 8 to the St. John's Agreement, dated October 23,
               1996

10.31 Loan Agreement dated November 12, 1996 between V. I. Cement and Building Products, Inc. and Banco Popular de Puerto Rico

10.32          $6,000,000 Installment Note dated November 12, 1996 between V. I.
               Cement and Building Products, Inc. and Banco Popular de Puerto
               Rico

10.33          $1,000,000 Promissory Note dated November 12, 1996 between V. I.
               Cement and Building Products, Inc. and Banco Popular de Puerto
               Rico

10.34 Time Charter Agreement, dated October 28, 1996, between Caribbean Cement Carriers, Ltd. and Kristian Gerhard Jebsen Skibsrederi A/S

10.35 Loan Agreement, dated June 30, 1993, between the Registrant and Barnett Bank of South Florida

10.36 Standstill Agreement, dated February 26, 1997, between the Registrant and Barnett Bank, N.A.

21.1           Registrant's Subsidiaries

23.1           Consent of KPMG Peat Marwick, LLP

27.1           Financial Data Schedule