Form 10-Q
period 1997-03-31
DEVCON INTERNATIONAL CORP
filed 1997-05-14
CIK 28452

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994 (FEE REQUIRED)

For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

         YES    [X]          NO [ ]

As of May 9 1997, the number of shares outstanding of the Registrant's Common Stock was 4,498,935.
===============================================================================

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                                      INDEX

                                                                   PAGE NUMBER
                                                                   -----------

Part I.    Financial Information:


           Consolidated Balance Sheets - March 31, 1997
           and December 31, 1996...................................     3-4


           Consolidated Statements of Operations and
           Retained Earnings - Three Months
           Ended March 31, 1997 and 1996...........................      5


           Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1997 and 1996..............     6-7


           Notes to Consolidated Financial Statements..............      8


           Management's Discussion and Analysis of
           Financial Conditions and Results of
           Operations..............................................    8-12


Part II.   Other Information.......................................     13

PART I.    FINANCIAL INFORMATION

------------------------------------------------------------

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996


                                           MARCH 31,              DECEMBER 31,
                                             1997                     1996
                                         -----------              -----------

ASSETS

Current assets:
   Cash                                  $ 1,477,251              $   303,994
   Cash equivalents                             -                   1,600,000
   Receivables, net                       14,277,895               13,803,565
   Costs in excess of billings
    and estimated earnings                 3,086,422                3,124,860
   Inventories                             6,620,865                6,998,678
   Other                                     665,441                  825,853
                                         -----------              -----------

       Total current assets               26,127,874               26,656,950

Property, plant and equipment
   Land                                    5,767,671                5,695,867
   Buildings                               4,142,283                4,146,231
   Leasehold interests                    12,339,938               12,210,055
   Equipment                              62,001,333               61,864,583
   Furniture and fixtures                    540,976                  581,050
   Construction in process                 1,991,580                  585,480
                                         -----------              -----------
                                          86,783,781               85,083,266

Less accumulated depreciation            (37,358,003)             (37,587,567)
                                         -----------               ----------
                                          49,425,778               47,495,699

Investments in unconsolidated
 joint ventures and affiliates               133,780                  158,780
Advances to unconsolidated joint
 ventures and affiliates                     796,454                1,021,453
Receivables, net                          16,554,022               17,296,278
Intangible assets, net of
 accumulated amortization                  1,051,626                1,093,907
Other assets                               1,221,110                1,203,073
                                         -----------              -----------
                                         $95,310,644              $94,926,140
                                         ===========              ===========



See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996

                                                  MARCH 31,       DECEMBER 31,
                                                    1997              1996
                                                -----------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable, trade and other            $ 7,195,414       $ 5,950,704
   Accrued expenses and other liabilities         1,167,367         1,163,944
   Notes payable to banks                           601,000           400,000
   Current installments of long-term debt         4,530,821         4,424,726
   Billings in excess of costs and
     estimated earnings                             162,774           112,652
   Income Taxes                                     879,927         1,026,010
                                                -----------       -----------

       Total current liabilities                 14,537,303        13,078,036

Long-term debt, excluding current
  installments and notes payable to banks        19,406,944        19,251,369
Minority interest in consolidated
  subsidiaries                                    1,933,705         1,925,446
Deferred income taxes                               495,400           495,400
Other liabilities                                   591,154           624,204
                                                -----------       -----------

       Total liabilities                         36,964,506        35,374,455

Stockholders' Equity:
   Common stock                                     449,894           449,894
   Additional paid-in capital                    12,064,133        12,064,133
   Retained earnings                             45,832,111        47,037,658
                                                -----------       -----------

       Total stockholders' equity                58,346,138        59,551,685
                                                -----------       -----------

                                                $95,310,644       $94,926,140
                                                ===========       ===========



See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

           Consolidated Statements of Operations and Retained Earnings
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


                                                   1997              1996
                                                   ----              ----

Concrete and related
  products revenues                          $12,355,823       $12,617,207
Contracting revenues                           2,045,616         4,739,844
Other revenues                                 1,048,955           864,316
                                             -----------       -----------
       Total revenues                         15,450,394        18,221,367

Cost of concrete and
   related products revenue                    9,995,951         9,240,857
Cost of contracting revenues                   2,006,180         3,932,987
Cost of other revenues                           717,983           740,217
                                             -----------       -----------

       Gross profit                            2,730,280         4,307,306

Selling, general and
   administrative expenses                     3,440,523         2,992,113
                                             -----------       -----------

       Operating income                         (710,243)        1,315,193

Other income (deductions)
   Joint venture equity loss                     (25,000)             -
   Interest expense                             (577,305)         (643,341)
   Gain (loss) on sale of equipment               (7,647)           10,660
   Interest and other income                     122,907            91,312
   Minority interest                              (8,259)           (5,502)
                                             -----------       -----------
                                                (495,304)         (546,871)
                                             -----------       -----------

       Income (loss) before income taxes      (1,205,547)          768,322

Income taxes                                        -              100,000
                                             -----------       -----------

       Net earnings (loss)                    (1,205,547)          668,322

Retained earnings, beginning
   of period                                  47,037,658        46,724,770
                                             -----------       -----------
Retained earnings, end
  of period                                  $45,832,111       $47,393,092
                                             ===========       ===========
Earnings (loss) per share                    $      (.26)      $       .14
                                             ===========       ===========

Weighted average number of
   shares outstanding                          4,589,259         4,659,019
                                             ===========       ===========


See accompanying notes to consolidated financial statements.


                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                      1997                       1996
                                                                      ----                       ----


Cash flows from operating activities:
   Net earnings (Loss)                                            $(1,205,547)             $   668,322
   Adjustments to reconcile net
     earnings to net cash provided
     by operating activities:
    Depreciation and amortization                                   1,479,254                1,220,101
    Joint venture equity loss                                          25,000                        -
    Provision for doubtful accounts
     and notes                                                         75,000                   75,000
    Loss (Gain) on sale of equipment                                    7,647                  (10,661)
    Minority interest expense                                           8,259                    5,502

   Changes in operating assets and liabilities:
    Increase in receivables, net                                     (544,580)              (1,043,371)
    Decrease (Increase) in costs in excess
     of billings and estimated earnings                                38,438                 (460,622)
    Decrease (Increase) in inventories                                377,813                 (409,320)
    Decrease in other current assets                                  160,412                   60,706
    Decrease (Increase) in other assets                               (40,165)                  95,949
    Increase in accounts payable,
     trade and other                                                1,026,190                1,799,186
    Increase (Decrease) in billings in
      excess of costs and estimated earnings                           50,122                 (746,452)
    Increase (Decrease) in income
     taxes payable                                                   (146,082)                 121,728
    Decrease in other liabilities                                     (33,052)                (297,616)
                                                                  -----------              -----------
       Net cash provided by
         operating activities                                       1,278,709                1,078,452
                                                                  -----------              -----------
Cash flows from investing activities:
   Purchase of property, plant and
     equipment                                                     (3,389,761)              (3,469,523)
   Proceeds from disposition of property,
     plant and equipment                                               37,190                  608,292
   Issuance of notes                                                     -                    (288,457)
   Payments received on notes                                         737,505                  581,753
   Advances to affiliates                                                -                     (40,510)
   Advances from affiliates                                           225,000                        -
                                                                  -----------              -----------
       Net cash used in
         investing activities                                     $(2,390,066)             $(2,608,445)
                                                                  -----------              -----------


See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


                                                    1997               1996
                                                    ----               ----

Cash flows from financing activities:
   Proceeds from debt                          $ 4,210,883        $ 3,529,759
   Principal payments on debt                   (3,748,211)        (2,426,328)
   Net borrowings from bank overdrafts             221,942            159,632
                                               -----------        -----------

       Net cash provided by
         financing activities                      684,614          1,263,063
                                               -----------        -----------
       Net decrease in
         cash and cash equivalents                (426,743)          (266,930)

       Cash and cash equivalents,
         beginning of period                     1,903,994          1,416,138
                                               -----------        -----------
       Cash and cash equivalents,
         end of period                         $ 1,477,251        $ 1,149,208
                                               ===========        ===========



Supplemental disclosures of
   cash flow information
       Cash paid for

         Interest                              $   518,949        $   620,980
                                               ===========        ===========
         Income taxes                          $   146,082        $         -
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

The accounting policies followed by the Company are set forth in Note (l) to the Company's financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1997 and the results of its operations and cash flows for the three months ended March 31, 1997 and 1996.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including the financial condition of the Company's customers, changes in domestic and foreign economic and political conditions, demand for the Company's services and changes in the Company's competitive environment.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 VS THREE MONTHS ENDED MARCH 31, 1996

REVENUES

The Company's revenues during the first three months of 1997 were $15.5 million, as compared to $18.2 million during the same period in 1996. This 15.2 percent decrease was primarily due to decreases in the Company's land development contracting revenues and to a lesser extent, concrete and related products revenues.

The Company's concrete and related products division revenues decreased 2.1 percent to $12.4 million during the first three months of 1997 from $12.6 million during the same period in 1996, primarily as a result of decline in demand for this division's products on one Caribbean island, offset to a lesser extent by increases on other islands. The Company cannot currently determine whether demand for this division's products will increase, decrease or remain the same throughout 1997.

Revenues from the Company's land development contracting division decreased by
56.9 percent to $2.0 million during the first three months of 1997 from $4.7 million for the same period in 1996, primarily as a result of completing contract work in late 1996 and not obtaining new work to replace the completed contracts. The Company's backlog of unfilled portions of land development contracts at March 31, 1997 was $10.2 million, involving 16 projects. The Company expects that all of the backlog outstanding at March 31, 1997 will be completed by the end of 1997. As its current backlog is expected to be completed by the end of the year, the Company needs to obtain new contracts over the remainder of 1997 in order to achieve 1997 contract revenue levels comparable to those achieved in 1996.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenues increased to 80.9 percent during the first three months of 1997 from 73.2 percent for the same period in 1996. This increase was primarily attributable to the decrease in revenues recognized and changes in the mix of products sold in the first quarter of 1997.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenues increased to 98.1 percent during the first three months of 1997 from 83.0 percent during the same period in 1996. This increase is primarily attributable to the decline in construction revenues and costs incurred as a result of owning and operating heavy construction equipment, some of which, because of the Company's current level of construction volume, is not heavily utilized. In addition, the Company's gross margins are affected by the varying profitability levels of individual contracts and the stage of completion of such contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense ("SG&A expense") was $3.4 million during the first three months of 1997 and $3.0 million for the same period in 1996. This increase was primarily attributable to SG&A expense related to the Company's new operation on St. Martin and higher than expected operating expenses, primarily litigation and professional fees. As a percentage of revenue, SG&A expense increased to 22.3 percent for the first three months of 1997 from 16.4 percent for the same period in 1996. This percentage increase was primarily attributable to the decrease in revenues actually recognized and the increase in SG&A expense actually incurred.

DIVISIONAL OPERATING INCOME

The Company had an operating loss of $710,000 for the first three months of 1997 as compared to income of $1.3 million for the same period in 1996. The Company's concrete and related products division operating income decreased to a loss of $50,000 during the first three months of 1997 from income of $1.3 million during the same period in 1996. This decrease is primarily attributable to decreases in revenues, increases in cost of sales and increases in SG&A expense for this division.

The Company's land development contracting division operating loss increased to a loss of $747,000 for the first three months of 1997 from income of $194,000 during the same period in 1996. This decrease is primarily attributable to the reduction in gross profit margins achieved on contract work, declines in contract revenues and increases in SG&A expense.

NET EARNINGS

The Company had a net loss of $1.2 million during the first three months of 1997 as compared to net earnings of $668,000 during the same period in 1996. This decrease is primarily attributable to decreases in concrete and related products revenues and gross profits, declines in contract revenues and profits and higher SG&A expenses.

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

The Company has funded many of these expenditures out of its current working capital. However, notwithstanding the foregoing and after factoring in the Company's obligations as set forth below, management believes that the Company's cash flow from operations, existing working capital (approximately $11.6 million at March 31, 1997) and funds available from lines of credit will be adequate to meet the Company's anticipated needs for operations during the next twelve months.

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

At March 31, 1997, the Company had two revolving secured lines of credit from commercial banks in South Florida and the Caribbean. The Company had no borrowings outstanding under one of the $1.0 million lines of credit and $601,000 in borrowings under the other $1.0 million line of credit. One $1.0 million line expires in November 1997 and the other expires in June 1997. The interest rate on all such indebtedness outstanding at March 31, 1997 was 9.0 percent.

The Company has a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility is due on demand and bears interest at 14.0 percent per annum. At March 31, 1997 the Company had borrowings of $500,000 outstanding under this line.

The Company has entered into a $5.0 million term loan with a Caribbean bank, repayable in monthly installments through December 2001. The interest rate on indebtedness outstanding at March 31, 1997 was 10.0 percent and the Company had $3.3 million of borrowings outstanding. The loan is secured by a leasehold mortgage on a marina in the U.S. Virgin Islands.

The Company has borrowed $5.5 million from a Company officer. The note is unsecured, bears interest at the prime interest rate and is due in full on January 1, 1999.

In November 1996, the Company entered into a $6.0 million term loan with a Caribbean bank. The loan proceeds were used to repay and retire approximately $5.7 million in existing term and line of credit debt . The balance of approximately $300,000 was used to provide additional working capital for the Company. The loan is collateralized by various parcels of real property and other assets located in the United States Virgin Islands and certain other areas. The interest rate on indebtedness outstanding at March 31, 1997 was 9.5 percent and the Company had $5.7 million of borrowings outstanding.

The Company purchases equipment from time to time as needed for its ongoing business operations. The Company is currently replacing or upgrading various equipment used by the concrete and related products division, principally concrete trucks and quarry equipment. This upgrading and replacement program will continue throughout 1997 and should result in a net cash expenditure of approximately $3.0 million. At present, management believes that the Company's inventory of construction equipment is adequate for its current contractual commitments and operating activities, however, the acquisition of significant new construction contracts, depending on the nature of the contract, the job location and job duration, may require the Company to make significant investments in heavy construction equipment. If the Company does not obtain additional contract backlog, then it plans to sell a portion of the equipment it currently owns. The Company will have to bear the carrying costs, principally depreciation and interest, on any idle equipment not sold. During 1997, the Company has sold equipment with an original cost basis of approximately $1.7 million and net book value of $45,000. The Company expects to complete additional equipment sales during 1997. The Company believes it has available or can obtain sufficient financing for most of its contemplated equipment replacements and additions. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases on an individual asset basis. At March 31, 1997 amounts outstanding to these lenders totalled $7.5 million. These loans are typically repaid over a three to five year term in monthly principal and interest installments.

A significant portion of the Company's outstanding debt bears interest at variable rates. The Company could be negatively impacted by a substantial increase in interest rates.

The Company has contingent obligations and has made certain guarantees in connection with acquisitions, its participation in certain joint ventures, certain employee and construction bonding matters and its receipt of a tax exemption. As part of the 1995 acquisition of Societe des Carrieres de Grand Case (SCGC), a French company operating a ready-mix concrete plant and quarry in St. Martin and in return for the right to remove an unlimited quantity of material from the quarry, the Company agreed to pay the quarry owners (who were also the owners of SCGC), a royalty payment of $550,000 per year through August 2000. This right to remove material, may at the Company's option, be renewed for two successive five year periods and requires annual payments of $550,000 per year. At the end of the fifteen year royalty period, the Company has the option to purchase a fifty hectare parcel of property, which includes the quarry, for $4.4 million. In connection with a 1990 St. Maarten acquisition, the Company agreed to pay the seller annually an amount per unit of certain concrete and stone products sold by the Company in St. Maarten from April 1, 1990 to March 31,

1998, but in no event less than $500,000 per year. The Company has certain offsets available against this payment which have reduced the minimum annual payment to $350,000 per year.

Notes receivable and accrued interest at March 31, 1997 include $14.0 million, net due the Company pursuant to certain promissory notes delivered to the Company in connection with two construction contracts with the Government of Antigua, $2.0 million of which is classified as a current receivable. The notes call for both quarterly and monthly principal and interest payments until maturity in 1997. The notes will not be satisfied at maturity but the Antiguan government has advised the Company that payments will continue until the obligation is satisfied. The Government of Antigua has routinely made the required quarterly payments aggregating $2.0 million per year but has made only some of the required monthly payments. A portion of the payment received from Antigua was derived from the lease proceeds the Antiguan government received from the United States Department of Defense for the rental of two military bases. One of the bases was closed at the end of 1995, resulting in a shortfall of $700,000 per year in the required quarterly payments. To partially make up this shortfall, the Antiguan government has entered into a written agreement with the Company requiring Antigua to pay $600,000 per year from its fuel tax revenues. Payments under this agreement commenced in January 1997. The Company does not presently anticipate any other material increases in or accelerations of payments by the Government of Antigua. Management believes that the receivable from the Government of Antigua is fairly stated, based on the present stream of cash flow being received and, therefore, no reserve has been established against the receivable reflected in the Company's financial statements.

II.   OTHER INFORMATION

------------------------------------------------------------


Item 6.               EXHIBITS AND REPORTS ON FORM 8-K

                      (a)           Exhibits:                          None

                      (b)           Reports on Form 8-K:

                                    No reports on Form 8-K were filed by the Company during the first three months of fiscal 1997.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    MAY 13, 1997                      By: /S/ DONALD L. SMITH, JR.
         ------------                         -------------------------
                                              Donald L. Smith, Jr.
                                              President and Chief
                                              Executive Officer

Date:    MAY 13, 1997                      By: /S/ WALTER B. BARRETT
         ------------                         ----------------------
                                              Walter B. Barrett
                                              Vice President, Finance and
                                              Chief Financial Officer

                                INDEX TO EXHIBIT



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------


  27                Financial Data Schedule