Form 10-Q
period 1997-06-30
DEVCON INTERNATIONAL CORP
filed 1997-08-13
CIK 28452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________.

                           Commission File No. 0-7152

                           DEVCON INTERNATIONAL CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  FLORIDA                             59-0671992
         -------------------------------           --------------------
         (State or Other Jurisdiction of          (I.R.S.Employer
          Incorporation or Organization)           Identification No.)


          1350 E. NEWPORT CENTER DRIVE, SUITE 201, DEERFIELD BEACH, FL 33442
          ------------------------------------------------------------------
                  (Address of Principal Executive Offices)
                                    (Zip Code)

                                 (954) 429-1500
               ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.10 PAR VALUE
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

         YES [X]           NO [ ]

As of August 9, 1997, the number of shares outstanding of the Registrant's Common Stock was 4,498,935.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                                      INDEX

                                                                    PAGE NUMBER
                                                                    -----------

Part I.  Financial Information:

         Consolidated Balance Sheets - June 30, 1997
         and December 31, 1996.........................................  3-4

         Consolidated Statements of Operations and
         Retained Earnings - Three and Six Months
         Ended June 30, 1997 and 1996..................................    5


         Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1997 and 1996.......................  6-7


         Notes to Consolidated Financial Statements....................    8


         Management's Discussion and Analysis of
         Financial Conditions and Results of
         Operations...................................................  8-17

Part II. Other Information............................................ 18-19

PART I.    FINANCIAL INFORMATION

-------------------------------------------------------------------------------

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       June 30, 1997 and December 31, 1996

                                                   JUNE 30,        DECEMBER 31,
                                                     1997              1996
                                                ------------       ------------
ASSETS

Current assets:
   Cash                                         $    643,519       $    303,994
   Cash equivalents                                     --            1,600,000
   Receivables, net                               16,356,745         13,803,565
   Costs in excess of billings
    and estimated earnings                         2,872,118          3,124,860
   Inventories                                     6,727,562          6,998,678
   Other                                           1,154,993            825,853
                                                ------------       ------------

       Total current assets                       27,754,937         26,656,950

Property, plant and equipment
   Land                                            5,767,671          5,695,867
   Buildings                                       4,151,419          4,146,231
  Leasehold interests                             12,280,647         12,210,055
   Equipment                                      64,067,720         61,864,583
   Furniture and fixtures                            535,814            581,050
   Construction in process                         1,994,785            585,480
                                                ------------       ------------
                                                  88,798,056         85,083,266

Less accumulated depreciation                    (38,213,719)       (37,587,567)
                                                ------------       ------------
                                                  50,584,337         47,495,699

Investments in unconsolidated
 joint ventures and affiliates                       108,780            158,780
Advances to unconsolidated joint
 ventures and affiliates                             716,453          1,021,453
Receivables, net                                  16,762,066         17,296,278
Intangible assets, net of
 accumulated amortization                          1,009,345          1,093,907
Other assets                                       1,141,321          1,203,073
                                                ------------       ------------

                                                $ 98,077,239       $ 94,926,140
                                                ============       ============

          See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       June 30, 1997 and December 31, 1996

                                                     JUNE 30,      DECEMBER 31,
                                                      1997            1996
                                                  -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable, trade and other              $ 9,145,937     $ 5,950,704
   Accrued expenses and other liabilities           1,525,931       1,163,944
   Notes payable to banks                             726,000         400,000
   Current installments of long-term debt           5,219,664       4,424,726
   Billings in excess of costs and
     estimated earnings                                80,177         112,652
   Income Taxes                                       879,927       1,026,010
                                                  -----------     -----------

       Total current liabilities                   17,577,636      13,078,036

Long-term debt, excluding current
  installments and notes payable to banks          19,617,645      19,251,369
Minority interest in consolidated
  subsidiaries                                      1,914,090       1,925,446
Deferred income taxes                                 495,400         495,400
Other liabilities                                   4,992,103         624,204
                                                  -----------     -----------

       Total liabilities                           44,596,874      35,374,455

Stockholders' Equity:
   Common stock                                       449,894         449,894
   Additional paid-in capital                      12,064,133      12,064,133
   Retained earnings                               40,966,338      47,037,658
                                                  -----------     -----------

       Total stockholders' equity                  53,480,365      59,551,685
                                                  -----------     -----------

                                                  $98,077,239     $94,926,140
                                                  ===========     ===========


          See accompanying notes to consolidated financial statements.


                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES
           Consolidated Statements of Operations and Retained Earnings
                Three and Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                   THREE             THREE            SIX             SIX
                                   MONTHS            MONTHS          MONTHS           MONTHS
                                   ENDED             ENDED           ENDED            ENDED
                                  JUNE 30,          JUNE 30,        JUNE 30,         JUNE 30,
                                   1997              1996            1997             1996
                               ------------     ------------     ------------     ------------
Concrete and related
  products revenues            $ 13,680,288     $ 14,153,505     $ 26,036,111     $ 26,770,712
Contracting revenues              2,800,262        4,819,763        4,845,878        9,559,607
Other revenues                      672,808          564,402        1,721,763        1,428,718
                               ------------     ------------     ------------     ------------
   Total revenues                17,153,358       19,537,670       32,603,752       37,759,037

Cost of concrete and
  related products revenues      10,651,553        9,960,154       20,647,504       19,201,011
Cost of contracting
  revenues                        2,778,857        4,339,651        4,785,037        8,272,638
Cost of other revenues              579,996          502,587        1,297,979        1,242,804
                               ------------     ------------     ------------     ------------
   Gross profit                   3,142,952        4,735,278        5,873,232        9,042,584

Selling, general and
administrative expenses           2,983,651        3,295,018        6,424,174        6,287,131

Charge for litigation             4,500,000             --          4,500,000             --
                               ------------     ------------     ------------     ------------

   Operating income              (4,340,699)       1,440,260       (5,050,942)       2,755,453

Other income (deductions)
Joint venture equity
  loss                              (25,000)            --            (50,000)            --
Interest expense                   (631,570)        (654,245)      (1,208,875)      (1,297,586)
  Gain (loss) on sale
  of equipment                      (51,269)            (301)         (58,916)          10,359
Interest and other
  income                            163,150           84,533          286,057          175,845
Minority interest                    19,615          (20,000)          11,356          (25,502)
                               ------------     ------------     ------------     ------------
                                   (525,074)        (590,013)      (1,020,378)      (1,136,884)
                               ------------     ------------     ------------     ------------
   Income (loss)
    before income taxes          (4,865,773)         850,247       (6,071,320)       1,618,569

Income taxes                           --            100,000             --            200,000
                               ------------     ------------     ------------     ------------


   Net earnings (loss)           (4,865,773)         750,247       (6,071,320)       1,418,569

Retained earnings,
  beginning of period            45,832,111       47,393,092       47,037,658       46,724,770
                               ------------     ------------     ------------     ------------

Retained earnings,
 end of period                 $ 40,966,338     $ 48,143,339     $ 40,966,338     $ 48,143,339
                               ============     ============     ============     ============

Earnings (loss) per share      $      (1.06)    $        .16     $      (1.32)    $        .30
                               ============     ============     ============     ============

Weighted average number
of shares outstanding             4,580,657        4,659,019        4,584,958        4,736,239
                               ============     ============     ============     ============

          See accompanying notes to consolidated financial statments.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                       1997            1996
                                                   -----------     -----------
Cash flows from operating activities:
   Net earnings (Loss)                             $(6,071,320)    $ 1,418,569
   Adjustments to reconcile net
     earnings to net cash provided
     by operating activities:
    Depreciation and amortization                    2,945,065       2,512,408
    Joint venture equity loss                           50,000            --
    Provision for doubtful accounts
     and notes                                         150,000         150,000
    Loss (Gain) on sale of equipment                    58,916         (10,359)
    Minority interest expense (income)                    --           (11,356)
                                                                        25,502

    Charge for litigation                            4,500,000            --

   Changes in operating assets and liabilities:
    Increase in receivables, net                    (3,066,372)     (2,307,554)
    Decrease in costs in excess
     of billings and estimated earnings                252,742         427,870
    Decrease (Increase) in inventories                 271,116        (409,272)
    Decrease in other current assets                  (329,140)       (666,634)
    Decrease in other assets                            17,499         103,056
    Increase in accounts payable,
     trade and other                                 2,674,615       1,108,728
    Decrease in billings in
      excess of costs and estimated earnings           (32,475)       (746,452)
    Increase (Decrease) in income
     taxes payable                                    (146,082)        221,746
    Decrease in other liabilities                     (132,105)       (244,874)
                                                   -----------     -----------
       Net cash provided by
         operating activities                        1,131,103       1,582,734
                                                   -----------     -----------
Cash flows from investing activities:
   Purchase of property, plant and
     equipment                                      (6,083,550)     (5,018,349)
   Proceeds from disposition of property,
     plant and equipment                               119,746       1,387,553
   Issuance of notes                                      --          (288,457)
   Payments received on notes                          897,406         137,046
   Advances from affiliates                            305,000            --
                                                   -----------     -----------
       Net cash used in
         investing activities                      $(4,761,398)    $(3,782,207)
                                                   -----------     -----------

          See accompanying notes to consolidated financial statments.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                              1997            1996
                                          -----------     -----------

Cash flows from financing activities:
   Proceeds from debt                     $ 7,993,525     $ 5,976,733
   Principal payments on debt              (6,506,310)     (4,618,655)
   Net borrowings from bank overdrafts        882,605         769,314
                                          -----------     -----------
       Net cash provided by
         financing activities               2,369,820       2,127,392
                                          -----------     -----------
       Net decrease in
         cash and cash equivalents         (1,260,475)        (72,081)

       Cash and cash equivalents,
         beginning of period                1,903,994       1,416,138
                                          -----------     -----------
       Cash and cash equivalents,
         end of period                    $   643,519     $ 1,344,057
                                          ===========     ===========
Supplemental disclosures of
   cashflow information

       Cash paid for:

         Interest                         $ 1,264,193     $ 1,405,197
                                          ===========     ===========
         Income taxes                     $   146,082     $      --
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1997 and the results of its operations and cash flows for the three and six months ended June 30, 1997 and 1996.

The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

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

In June 1997, an order was issued by the Circuit Court of the Ninth Judicial Circuit in and for Orange County Florida, Case No.: CI 92-5289 establishing liability and damages against the Company for alleged breach of contract between the Company and the Plaintiff. The Court ruled that the Company failed to grant appropriate time extensions to the Plaintiff and awarded the Plaintiff damages and prejudgment interest in the amount of approximately $3.0 million. Although the district circuit court judge has not yet entered a judgment, the Company accrued a total of $4.5 million in the second quarter to reflect the total estimated costs to be incurred should the Company not be successful in its post trial and appeal efforts. Management believes that it has defenses of considerable merit and will pursue remedies through post-trial motions and, if necessary, through the appellate court system. See Liquidity and Capital Resources for additional information.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 VS THREE MONTHS
ENDED JUNE 30, 1996

REVENUES

The Company's revenues during the second quarter of 1997 were $17.1 million as compared to $19.7 million during the same period in 1996. This 13.0 percent decrease was primarily due to decreases in the Company's land development contracting revenues and to a lesser extent, concrete and related products revenues.

The Company's concrete and related products division revenues decreased 3.3 percent to $13.7 million during the second quarter of 1997 as compared to $14.2 million for the same period in 1996, primarily as a result of decline in demand for this division's products on certain Caribbean islands, offset to a lesser extent by increases on other islands. The Company cannot currently determine whether demand for this division's products will increase, decrease or remain the same throughout 1997.

Revenues from the Company's land development contracting division decreased by
41.9 percent to $2.8 million during the second quarter of 1997 as compared to $4.8 million for the same period in

1996, primarily as a result of completing contract work in late 1996 and not obtaining new work to replace the completed contracts. The Company's backlog of unfilled portions of land development contracts at June 30, 1997 was $8.7 million, involving 18 projects. The Company expects that all of the backlog outstanding at June 30, 1997 will be completed by March 31, 1998. Consequently, the Company needs to obtain new contracts over the remainder of 1997 in order to achieve 1997 contract revenue levels comparable to those achieved in 1996.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenues increased to 77.7 percent during the second quarter of 1997 from 70.5 percent for the same period in 1996. This increase was primarily attributable to the decrease in revenues recognized and changes in the mix of products sold in the first quarter of 1997.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenues increased to 99.2 percent during the second quarter of 1997 from 90.0 percent during the same period in 1996. This increase is primarily attributable to the decline in construction revenues and costs incurred as a result of owning and operating heavy construction equipment, some of which, because of the Company's current level of construction volume, is not heavily utilized. In addition, the Company's gross margins are affected by the varying profitability levels of individual contracts and the stage of completion of such contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense ("SG&A expense") decreased by 9.5 percent to $3.0 million for the second quarter of 1997 from $3.3 million for the same period in 1996. This decrease was primarily attributable to a reduction in the SG&A expense of the land development contracting division. As a percentage of revenue, SG&A expense increased to 17.4 percent for the second quarter of 1997 from 16.9 percent for the same period of 1996. This percentage increase was primarily attributable to the decrease in revenue in 1997 versus 1996.

CHARGE FOR LITIGATION

In the second quarter of 1997, the Company accrued a $4.5 million charge for the estimated costs related to a Florida State court ruling which the Company will contest through post-trial motions and, if necessary, the appellate court system. See the

INTRODUCTION to MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for additional information.

DIVISIONAL OPERATING INCOME

The Company had an operating loss of $4.3 million for the second quarter of 1997, which included a $4.5 million charge for litigation, as compared to operating income of $1.4 million for the same period in 1996. The Company's concrete and related products division operating income decreased to $813,000 during the second quarter of 1997 from $1.9 million during the same period in 1996. This decrease is primarily attributable to decreases in revenues and increases in costs of sales.

The Company's land development contracting division operating loss increased to $500,000 during the second quarter of 1997 from a loss of $268,000 during the same period in 1996. This increase is primarily attributable to the reduction in gross profit margins achieved on contract work and declines in contract revenues, partially offset by a reduction in SG&A expense.

NET EARNINGS (LOSS)

The Company had a net loss of $4.9 million during the second quarter of 1997 as compared to net earnings of $750,000 during the same period in 1996. This decrease is primarily attributable to the accrual of $4.5 million to reflect an order entered against the Company and estimated litigation expenses and post judgment interest related to the order. Other contributing factors included decreases in concrete and related products revenues and gross profits and decreases in contract revenues and gross profits, partially offset by lower SG&A expenses.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 VS SIX MONTHS ENDED
JUNE 30, 1996

REVENUES

The Company's revenues during the first six months of 1997 were $32.6 million as compared to $37.8 million during the same period in 1996. This 13.7 percent decrease was primarily due to decreases in the Company's land development contracting revenues and, to a lesser extent, concrete and related products revenues.

The Company's concrete and related products division revenues decreased 2.7 percent to $26.0 million during the first six months of 1997 as compared to $26.8 million for the same period in 1996, primarily as a result of a decline in demand for this division's products on certain Caribbean islands, offset to a lesser extent by increases on other islands. The Company cannot currently determine whether demand for this division's products will increase, decrease or remain the same throughout 1997.

Revenues from the Company's land development contracting division decreased by
49.3 percent to $4.8 million during the first six months of 1997 as compared to $9.6 million for the same period in 1996, primarily as a result of completing contract work in late 1996 and not obtaining new work to replace the completed contracts. The Company's backlog of unfilled portions of land development contracts at June 30, 1997 was $8.7 million, involving 18 projects. The Company expects that all of the backlog outstanding at June 30, 1997 will be completed by March 31, 1998. Consequently, the Company needs to obtain new contracts over the remainder of 1997 in order to achieve 1997 contract revenue levels comparable to those achieved in 1996.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenues increased to 79.3 percent during the first six months of 1997 from 71.7 percent for the same period in 1996. This increase was primarily attributable to the decrease in revenues recognized and changes in the mix of products sold in 1997.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenues increased to 98.7 percent during the first six months of 1997 from 86.5 percent during the same period in 1996. This increase is primarily attributable to the decline in construction revenues and costs incurred as a result of owning and operating heavy construction equipment, some of which, because of the Company's current level of construction volume, is not heavily utilized. In addition, the Company's gross margins are affected by the varying profitability levels of individual contracts and the stage of completion of such contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense ("SG&A expense") increased 2.2 percent during the first six months of 1997 as compared to the same period in 1996. This increase was primarily attributable to an increase in SG&A expense of the concrete and related products division, partially offset by reductions in the unallocated and land development contracting division SG&A expense. As a percentage of revenue, SG&A expense increased to 19.7 percent for the second quarter of 1997 from 16.7 percent for the same period in 1996. This percentage increase was primarily attributable to the decrease in revenues actually recognized and the increase in SG&A expense actually incurred.

CHARGE FOR LITIGATION

In the second quarter of 1997, the Company accrued a $4.5 million charge for the estimated costs related to a Florida State court ruling which the company will contest through post-trial motions and, if necessary, the appellate court system. See INTRODUCTION of MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for additional information.

DIVISIONAL OPERATING INCOME

The Company had an operating loss of $5.1 million for the first six months of 1997, which included a $4.5 million charge for litigation, as compared to operating income of $2.8 million for the same period in 1996. The Company's concrete and related products division operating income decreased to $741,000 during the first six months of 1997 from $3.2 million for the same period in 1996. This decrease is primarily attributable to decreases in revenues, increases in costs of sales and increases in SG&A expense for this division.

The Company's land development contracting division operating loss increased to $1.2 million during the first six months of 1997 from a loss of $75,000 during the same period in 1996. This increase is primarily attributable to the reduction in gross profit margins achieved on contract work and declines in contract revenues, partially offset by a reduction in SG&A expense.

NET EARNINGS (LOSS)

The Company had a net loss of $6.1 million during the first six months of 1997 as compared to net earnings of $1.4 million during the same period in 1996. This decrease is primarily attributable to the accrual of $4.5 million to reflect an order entered against the Company and estimated litigation expenses and post judgment interest related to the order. Other contributing factors included decreases in concrete and related products revenues and gross profits and decreases in contract revenues and gross profits, partially offset by lower SG&A expenses.

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

The Company has funded many of these expenditures out of its current working capital. However, notwithstanding the foregoing and after factoring in the Company's obligations as set forth below, management believes that the Company's cash flow from operations, existing working capital (approximately $10.2 million at June 30, 1997) and funds available from lines of credit will be adequate to meet the Company's anticipated needs for operations during the next twelve months.

The Company turned its fiscal year-end accounts receivable approximately 5.2 times in 1996 and 4.7 times in 1995. The improvement in the Company's accounts receivable turnover ratio from 1995 to 1996 was due primarily to (I) a reduction in contract retainage receivables as a result of a gradual decline in the number of pending construction contracts held by the Company and (ii) modest improvements in the Company's collection process. The accounts receivable turnover ratio decreased to 4.0 times for the six months ended June 30, 1997. This decrease was due primarily to an increase in construction receivables resulting from a new job begun in the second quarter which were collected in July. To a lesser extent, the decrease in accounts receivable turnover was due to an increase in concrete and related products division receivables.

At June 30, 1997, the Company had a $1.0 million revolving secured line of credit from a commercial bank in the Caribbean. The Company had $726,000 of borrowings outstanding and the line expires in November 1997. The interest rate on indebtedness outstanding at June 30, 1997 was 9.5 percent.

The Company has a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility is due on demand and bears interest at 14.0 percent per annum. At June 30, 1997 the Company had borrowings of $500,000 outstanding under this line.

The Company has entered into a $5.0 million term loan with a Caribbean bank, repayable in monthly installments through December 2001. The interest rate on indebtedness outstanding at June 30,

1997 was 10.0 percent and the Company had $3.2 million of borrowings outstanding. The loan is secured by a leasehold mortgage on a marina in the U.S. Virgin Islands.

The Company has borrowed $5.6 million from a Company officer. The note is unsecured, bears interest at the prime interest rate and is due in full on January 1, 1999.

In November 1996, the Company entered into a $6.0 million term loan with a Caribbean bank. The loan proceeds were used to repay and retire approximately $5.7 million in existing term and line of credit debt . The balance of approximately $200,000 was used to provide additional working capital for the Company. The loan is collateralized by various parcels of real property and other assets located in the United States Virgin Islands and certain other areas. The interest rate on indebtedness outstanding at June 30, 1997 was 9.5 percent and the Company had $5.4 million of borrowings outstanding.

As a result of the Company's loss in the second quarter of 1997 which was primarily due to the $4.5 million charge related to an order entered by a Florida state circuit court, the Company is in default of loan covenants contained in the loan agreement with a Caribbean bank. Provided that the Company makes the payments required under the terms of the loan agreement, the bank has agreed that the loan will not be accelerated. See INTRODUCTION of MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for additional information.

The Company purchases equipment from time to time as needed for its ongoing business operations. The Company is currently replacing or upgrading various equipment used by the concrete and related products division, principally concrete trucks and quarry equipment. This upgrading and replacement program will continue throughout 1997 and should result in a net cash expenditure of approximately $4.1 million. At present, management believes that the Company's inventory of construction equipment is adequate for its current contractual commitments and operating activities, however, the acquisition of significant new construction contracts, depending on the nature of the contract, the job location and job duration, may require the Company to make significant investments in heavy construction equipment. If the Company does not obtain additional contract backlog, then it plans to sell a portion of the equipment it currently owns. The Company will have to bear the carrying costs, principally depreciation and interest, on any idle equipment not sold. During 1997, the Company has sold equipment with an original cost basis of approximately $2.4 million and net book value of $179,000. The Company expects to complete additional equipment sales during 1997. The Company believes it has available or can obtain sufficient financing for most of its contemplated equipment replacements and additions. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases on an individual asset basis. At June 30, 1997 amounts outstanding to these lenders totaled $8.1 million. These loans are typically repaid over a three to five year term in monthly principal and interest installments.

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

Notes receivable and accrued interest at June 30, 1997 include $13.3 million, net due the Company pursuant to certain promissory notes delivered to the Company in connection with two construction contracts with the Government of Antigua, $2.0 million of which is classified as a current receivable. The notes call for both quarterly and monthly principal and interest payments until maturity in 1997. The notes will not be satisfied at maturity but the Antiguan government has advised the Company that payments will continue until the obligation is satisfied. The Government of Antigua has routinely made the required quarterly payments aggregating $2.0 million per year but has made only some of the required monthly payments. A portion of the payment received from Antigua was derived from the lease proceeds the Antiguan government received from the United States Department of Defense for the rental of two military bases. One of the bases was closed at the end of 1995, resulting in a shortfall of $700,000 per year in the required quarterly payments. To partially make up this shortfall, the Antiguan government has entered into a written agreement with the Company requiring Antigua to pay $600,000 per year from its fuel tax revenues. Payments under this agreement commenced in January 1997. The Company does not presently anticipate any other material increases in or accelerations of payments by the Government of Antigua. Management believes that the receivable from the Government of Antigua is fairly stated, based on the present stream of cash flow being received and, therefore, no reserve has been established against the receivable reflected in the Company's financial statements.

II.   OTHER INFORMATION

-------------------------------------------------------------------------------

ITEM 1.   LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation arising in the ordinary course of its business, primarily related to its contracting activities.

FOREGOLF, INC., PLAINTIFF V. DEVCON INTERNATIONAL CORP.:INSURANCE
COMPANY OF NORTH AMERICAN, AS SURETY; ET AL.

In June 1997, a ruling was issued by the Circuit Court of the Ninth Judicial Circuit in and for Orange County Florida, Case No.: CI 92-5289 establishing liability and damages including prejudgment interest, against the Company totaling approximately $3.0 million for alleged breach of contract with Plaintiff by failing to grant to Plaintiff appropriate time extensions under a construction contract. Although the circuit court judge has not entered a judgment, the Company accrued a total of $4.5 million in the second quarter to reflect the total estimated costs to be incurred should the Company not be successful in post-trial motions and appeal efforts. See INTRODUCTION of MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for additional information.

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Shareholders Meeting on June 13, 1997. The issues submitted to a vote of the security holders and the results of the voting are as follows:

1) Election of five directors

                                FOR            WITHHELD        ABSTAIN
                              ---------        --------        -------
   Richard L. Hornsby         3,549,433          3,200            -
   Robert L. Kester           3,549,433          3,200            -
   W. Douglas Pitts           3,549,433          3,200            -
   Donald L. Smith, Jr.       3,549,433          3,200            -
   Robert A. Steele           3,549,433          3,200            -

The Board consists of five directors. All nominees were elected to serve for a one year term.

2) Proposal to ratify the appointment of KPMG Peat Marwick, LLP as the Company's auditor for 1997.

                     FOR            AGAINST               ABSTAIN
                  ---------         -------               -------
                  3,550,933           400                  1,300


ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits:

                 27        Financial Data Schedule

          (b)    Reports on Form 8-K:

                 No reports on Form 8-K were
                 filed by the Company during the
                 first six months of fiscal 1997.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:    AUGUST 13, 1997                     By: /s/ RICHARD L. HORNSBY
                                                --------------------------
                                                 Richard L. Hornsby
                                                 Executive Vice President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

27                Financial Data Schedule