Form 10-Q
period 1997-09-30
DEVCON INTERNATIONAL CORP
filed 1997-11-12
CIK 28452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________.

                           Commission File No. 0-7152

                           DEVCON INTERNATIONAL CORP.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                  FLORIDA                                  59-0671992
         -------------------------------                -------------------
         (State or Other Jurisdiction of                (I.R.S.Employer
         Incorporation or Organization)                 Identification No.)


1350 E. NEWPORT CENTER DRIVE, SUITE 201, DEERFIELD BEACH, FL     33442
------------------------------------------------------------   ----------
        (Address of Principal Executive Offices)               (Zip Code)

                                 (954) 429-1500
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.10 PAR VALUE
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

         YES   [X]       NO    [ ]

As of November 9, 1997, the number of shares outstanding of the Registrant's Common Stock was 4,498,935.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                                      INDEX

                                                                    PAGE NUMBER
                                                                    -----------

Part I.   Financial Information:

          Consolidated Balance Sheets - September 30, 1997
          and December 31, 1996.........................................3-4

          Consolidated Statements of Operations and
          Retained Earnings - Three and Nine Months
          Ended September 30, 1997 and 1996.............................5-6

          Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1997 and 1996.................7-8

          Notes to Consolidated Financial Statements.................... 9

          Management's Discussion and Analysis of
          Financial Conditions and Results of
          Operations...................................................9-15

Part II.  Other Information............................................. 16

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    September 30, 1997 and December 31, 1996

                                               SEPTEMBER 30,       DECEMBER 31,
                                                  1997                 1996
                                              -------------        ------------
                                              (Unaudited)            (Audited)

ASSETS

Current assets:
   Cash                                       $    744,044         $    303,994
   Cash equivalents                                125,000            1,600,000
   Receivables, net                             17,828,560           13,803,565
   Costs in excess of billings
    and estimated earnings                         996,623            3,124,860
   Inventories                                   7,647,230            6,998,678
   Other                                           989,295              825,853
                                              ------------         ------------

       Total current assets                     28,330,752           26,656,950

Property, plant and equipment
   Land                                          5,718,819            5,695,867
   Buildings                                     4,153,600            4,146,231
   Leasehold interests                          12,296,489           12,210,055
   Equipment                                    64,054,013           61,864,583
   Furniture and fixtures                          573,486              581,050
   Construction in process                       1,895,100              585,480
                                              ------------         ------------
                                                88,691,507           85,083,266

Less accumulated depreciation                  (38,511,995)         (37,587,567)
                                              ------------         ------------
                                                50,179,512           47,495,699
Investments in unconsolidated
 joint ventures and affiliates                      83,780              158,780
Advances to unconsolidated joint
 ventures and affiliates                           568,861            1,021,453
Receivables, net                                16,282,083           17,296,278
Intangible assets, net of
 accumulated amortization                          967,064            1,093,907
Other assets                                     1,223,364            1,203,073
                                              ------------         ------------

                                              $ 97,635,416         $ 94,926,140
                                              ============         ============

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    September 30, 1997 and December 31, 1996

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1997            1996
                                                   -----------      -----------
                                                   (Unaudited)       (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable, trade and other               $ 7,150,280     $ 5,950,704
   Accrued expenses and other liabilities            1,657,822       1,163,944
   Notes payable to banks                              726,000         400,000
   Current installments of long-term debt            5,195,781       4,424,726
   Billings in excess of costs and
     estimated earnings                                202,892         112,652
   Income Taxes                                        976,435       1,026,010
                                                   -----------     -----------

       Total current liabilities                    15,909,210      13,078,036

Long-term debt, excluding current
  installments and notes payable to banks           20,764,665      19,251,369
Minority interest in consolidated
  subsidiaries                                       1,934,355       1,925,446
Deferred income taxes                                  495,400         495,400
Other liabilities                                    4,945,702         624,204
                                                   -----------     -----------

       Total liabilities                            44,049,332      35,374,455

Stockholders' Equity:
   Common stock                                        449,894         449,894
   Additional paid-in capital                       12,064,133      12,064,133
   Retained earnings                                41,072,057      47,037,658
                                                   -----------     -----------

       Total stockholders' equity                   53,586,084      59,551,685
                                                   -----------     -----------

                                                   $97,635,416     $94,926,140
                                                   ===========     ===========


See accompanying notes to consolidated financial statements.



                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

           Consolidated Statements of Operations and Retained Earnings
             Three and Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                 THREE           THREE             NINE            NINE
                                 MONTHS          MONTHS           MONTHS          MONTHS
                                 ENDED           ENDED            ENDED           ENDED
                                SEPT. 30,       SEPT. 30,        SEPT. 30,       SEPT. 30,
                                  1997            1996             1997             1996
                             -----------      ------------     ------------     ------------

Concrete and related
  products revenues          $ 13,054,280     $ 13,594,124     $ 39,090,390     $ 40,364,836
Contracting revenues            3,524,022        2,594,815        8,369,900       12,154,422
Other revenues                    443,717          429,193        2,165,481        1,857,910
                             ------------     ------------     ------------     ------------
   Total revenues              17,022,019       16,618,132       49,625,771       54,377,168

Cost of concrete and
  related products
  revenue                       9,968,429       10,068,921       30,615,933       29,269,932
Cost of contracting
  revenues                      2,764,110        2,398,186        7,549,146       10,670,824
Cost of other revenues            402,645           98,716        1,700,625        1,341,518
                             ------------     ------------     ------------     ------------
   Gross profit                 3,886,835        4,052,309        9,760,067       13,094,894

Selling, general and
  adminstrative expenses        3,275,124        3,041,424        9,699,298        9,328,555
Charge for litigation                --               --          4,500,000             --
                             ------------     ------------     ------------     ------------

   Operating income               611,711        1,010,885       (4,439,231)       3,766,339

Other income (deductions)
  Joint quity loss                (25,000)         (25,000)         (75,000)         (25,000)
  Interest expense               (751,608)        (666,847)      (1,960,484)      (1,964,433)
  Gain (loss) on sale
    of Equipment                  145,399          (11,515)          86,483           (1,157)
Interest and other
  income                          265,879           93,407          551,936          269,252
Minority interest                 (20,307)          15,200           (8,950)         (10,302)
                             ------------     ------------     ------------     ------------
                                 (385,637)        (594,755)      (1,406,015)      (1,731,640)
                             ------------     ------------     ------------     ------------
   Income (loss)
    before income taxes           226,074          416,130       (5,845,246)       2,034,699

Income taxes                      120,355          133,089          120,355          333,089
                             ------------     ------------     ------------     ------------

   Income (loss) from
     continuing
     operations                   105,719          283,041       (5,965,601)       1,701,610

Loss on disposal of
  discontinued operation             --           (488,119)            --           (488,119)
                             ------------     ------------     ------------     ------------

   Net earnings (loss)            105,719         (205,078)      (5,965,601)       1,213,491

Retained earnings,
beginning period               40,966,338       48,143,339       47,037,658       46,724,770
                             ------------     ------------     ------------     ------------
Retained earnings,
 end of period               $ 41,072,057     $ 47,938,261     $ 41,072,057     $ 47,938,261
                             ============     ============     ============     ============


See accompanying notes to consolidated financial statements.





                                 THREE            THREE              NINE             NINE
                                 MONTHS           MONTHS             MONTHS           MONTHS
                                 ENDED            ENDED              ENDED            ENDED
                               SEPT. 30,         SEPT. 30,          SEPT. 30,        SEPT. 30,
                                 1997              1996               1997             1996
                             -------------     -------------     -------------     -------------
Earnings (loss) per share
  From continuing
    operations               $         .02      $        .06     $       (1.30)    $         .36
From discontinued
    operations                        --                (.10)          --                   (.10)
                             -------------     -------------     -------------     =============
                             $         .02     $        (.04)    $       (1.30)    $         .26
                             -------------     =============     -------------     =============
Weighted average number
of standing                      4,578,127         4,621,271         4,582,681         4,697,916
                             =============     =============     =============     =============


See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                      1997           1996
                                                  -----------    -----------

Cash flows from operating activities:
   Net earnings (loss)                            $(5,965,601)   $ 1,213,491
   Adjustments to reconcile net
     earnings to net cash provided
     by operating activities:
    Depreciation and amortization                   4,620,858      3,881,922
    Joint venture equity loss                          75,000           --
    Provision for doubtful accounts
     and notes                                        400,000        225,000
    Loss (Gain) on sale of equipment                  (86,483)         1,156
    Minority interest expense                           8,910         15,200
    Charge for litigation                           4,500,000           --
   Changes in operating assets and liabilities:
    Increase in receivables, net                   (4,880,377)    (2,192,635)
    Decrease in costs in excess
     of billings and estimated earnings             2,128,237        326,803
    Increase in inventories                          (648,552)      (221,045)
    Decrease (Increase) in other
       current assets                                (163,442)       373,401
    Decrease (Increase) in other assets               (86,752)       254,709
    Increase in accounts payable,
     trade and other                                1,397,523      1,740,289
    Increase (Decrease) in billings in
      excess of costs and estimated earnings           90,240       (746,452)
    Increase (Decrease) in income
     taxes payable                                    (49,575)       300,018
    Decrease in other liabilities                    (178,505)      (344,737)
                                                  -----------    -----------

       Net cash provided by
         operating activities                       1,161,481      4,827,120
                                                  -----------    -----------

Cash flows from investing activities:
   Purchase of property, plant and
     equipment                                     (7,334,420)    (6,995,171)
   Proceeds from disposition of property,
     plant and equipment                              309,538      1,729,826
   Issuance of notes                                     --       (1,857,491)
   Payments received on notes                       1,469,577      1,454,841
   Advances to affiliates                                --         (258,731)
   Advances from affiliates                           452,592         55,220
                                                  -----------    -----------

       Net cash used in
         investing activities                     $(5,102,713)   $(5,871,506)
                                                  -----------    -----------

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                              1997            1996
                                         ------------    ------------

Cash flows from financing activities:
   Proceeds from debt                    $ 10,388,491    $  7,039,733
   Principal payments on debt              (7,778,140)     (6,518,479)
   Net borrowings from bank overdrafts        295,931         354,133
                                         ------------    ------------
       Net cash provided by
         financing activities               2,906,282         875,387
                                         ------------    ------------

       Net decrease in
         cash and cash equivalents         (1,034,950)       (168,999)

       Cash and cash equivalents,
         beginning of period                1,903,994       1,416,138
                                         ------------    ------------
       Cash and cash equivalents,
         end of period                   $    869,044    $  1,247,139
                                         ============    ============
Supplemental disclosures of
   cashflow information

       Cash paid for:
         Interest                        $  2,014,725    $  2,077,387
                                         ============    ============

         Income taxes                    $    169,929    $       --
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1997 and the results of its operations and cash flows for the three and nine months ended September 30, 1997 and 1996.

The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

In June 1997, an order was issued by the Circuit Court of the Ninth Judicial Circuit in and for Orange County Florida, Case No.: CI 92-5289 establishing liability and damages against the Company for alleged breach of a contract between the Company and the Plaintiff. The Court ruled that the Company failed to grant appropriate time extensions to the Plaintiff and awarded the Plaintiff damages and prejudgment interest in the amount of approximately $3.0 million. The trial court judge has entered a judgment of approximately $3.0 million and will enter a subsequent judgment for attorneys' fees following an evidentiary hearing. The amount of the anticipated attorney fee judgment is unknown. The Company accrued a total of $4.5 million in the second quarter to reflect the total estimated costs to be incurred should the Company not be successful in its post trial and appeal efforts. Management believes that it has appellate issues of considerable merit and will pursue remedies through the appellate court system. See Liquidity and Capital Resources for additional information.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 VS THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

The Company's revenues during the third quarter of 1997 were $17.0 million as compared to $16.6 million during the same period in 1996. This 2.4 percent increase was primarily due to increases in the Company's land development contracting revenues which was partially offset by a decrease in the concrete and related products revenues.

The Company's concrete and related products division revenues decreased 4.0 percent to $13.1 million during the third quarter of 1997 as compared to $13.6 million for the same period in 1996, primarily as a result of decline in demand for this division's products on certain Caribbean islands, offset to a lesser extent by increases on other islands. The Company cannot currently determine whether demand for this division's products will increase, decrease or remain the same throughout 1997.

Revenues from the Company's land development contracting division increased by
35.9 percent to $3.5 million during the third quarter of 1997 as compared to $2.6 million for the same period in 1996. This increase is primarily due to a larger contract on one of the islands offset to a lesser extent by a reduction in work on other islands. The Company's backlog of unfilled portions of land development contracts at September 30, 1997 was $3.5 million, involving 11 projects. The Company expects that all of the backlog outstanding at September 30, 1997 will be completed by March 31, 1998. Consequently, the Company needs to obtain new contracts over the remainder of 1997 in order to achieve 1998 contract revenue levels comparable to those achieved in 1997.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenues increased to 76.4 percent during the third quarter of 1997 from 74.1 percent for the same period in 1996. This increase was primarily attributable to the decrease in revenues and changes in the mix of products sold in the third quarter of 1997 compared to 1996.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenues decreased to 78.4 percent during the third quarter of 1997 from 92.4 percent during the same period in 1996. This decrease is primarily attributable to the profitability of a larger contract on one of the islands. In addition, the Company's gross margins are affected by the varying profitability levels of individual contracts and the stage of completion of such contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense ("SG&A expense") increased by 7.7 percent to $3.3 million for the third quarter of 1997 from $3.0 million for the same period in 1996. This increase was primarily attributable to an increase in the SG&A expense of the land development contracting division. As a percentage of revenue, SG&A expense increased to 19.2 percent for the third quarter of 1997 from 18.3 percent for the same period of 1996. This percentage increase was primarily attributable to the increase in SG&A expense in 1997 versus 1996, which was not offset by an increase in revenues.

DIVISIONAL OPERATING INCOME

The Company had an operating income of $612,000 for the third quarter of 1997, as compared to operating income of $1.0 million for the same period in 1996. The Company's concrete and related products division operating income decreased to $708,000 during the third quarter of 1997 from $1.1 million during the same period in 1996. This decrease was primarily attributable to changes in the mix of products sold and to a lesser extent decreased profitability on a few islands.

The Company's land development contracting division operating income increased to $83,000 during the third quarter of 1997 from a loss of $250,000 during the same period in 1996. This increase was primarily attributable to the increase in gross profit margins achieved on contract work partially offset by an increase in SG&A expense.

NET EARNINGS (LOSS)

The Company had net income of $106,000 during the third quarter of 1997 as compared to a net loss of $205,000 during the same period in 1996. This increase is primarily attributable to the 1996 write down required as a result of the Company's disposal of its ceiling tile business.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 VS NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

The Company's revenues during the first nine months of 1997 were $49.6 million as compared to $54.4 million during the same period in 1996. This 8.7 percent decrease was primarily due to decreases in the Company's land development contracting revenues and, to a lesser extent, concrete and related products revenues.

The Company's concrete and related products division revenues decreased 3.2 percent to $39.1 million during the first nine months of 1997 as compared to $40.4 million for the same period in 1996, primarily as a result of a decline in demand for this division's products on certain Caribbean islands, offset to a lesser extent by increases on other islands. The Company cannot currently determine whether demand for this division's products will increase, decrease or remain the same throughout 1997.

Revenues from the Company's land development contracting division decreased by
31.1 percent to $8.4 million during the first nine months of 1997 as compared to $12.2 million for the same period in 1996, primarily as a result of completing contract work in late 1996 and not obtaining new work to replace the completed contracts. The Company's backlog of unfilled portions of land development contracts at September 30, 1997 was $3.5 million, involving 11 projects. The Company expects that all of the backlog outstanding at September 30, 1997 will be completed by March 31, 1998. Consequently, the Company needs to obtain new contracts over the remainder of 1997 in order to achieve 1998 contract revenue levels comparable to those achieved in 1997.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenues increased to 78.3 percent during the first nine months of 1997 from 72.5 percent for the same period in 1996. This increase was primarily attributable to changes in the mix of products sold in 1997 compared to 1996 and to increased expense on some islands not offset by increased revenue.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenues increased to 90.2 percent during the first nine months of 1997 from 87.8 percent during the same period in 1996. This increase is primarily attributable to the decline in construction revenues and costs incurred as a result of owning and operating heavy construction equipment, some of which, because of the Company's current level of construction volume, is not heavily utilized. In addition, the Company's gross margins are affected by the varying profitability levels of individual contracts and the stage of completion of such contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense ("SG&A expense") increased 4.0 percent during the first nine months of 1997 as compared to the same period in 1996. This increase was primarily attributable to an increase in SG&A expense of the concrete and related products division, partially offset by reductions in the unallocated and land development contracting division SG&A expense. As a percentage of revenue, SG&A expense increased to 19.6 percent for the first nine months of 1997 from 17.2 percent for the same period in 1996. This percentage increase was primarily attributable to the decrease in revenues actually recognized and the increase in SG&A expense incurred.

CHARGE FOR LITIGATION

In the second quarter of 1997, the Company accrued a $4.5 million charge for the estimated costs related to a Florida State court ruling which the company is contesting through post-trial motions and, if necessary, the appellate court system. See INTRODUCTION of MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for additional information.

DIVISIONAL OPERATING INCOME

The Company had an operating loss of $4.4 million for the first nine months of 1997, which included a $4.5 million charge for litigation, as compared to operating income of $3.8 million for the same period in 1996. The Company's concrete and related products division's operating income decreased to $1.4 million during the first nine months of 1997 from $4.2 million for the same period in 1996. This decrease is primarily attributable to decreases in revenues and increases in costs of sales.

The Company's land development contracting division operating loss increased to $1.2 million during the first nine months of 1997 from a loss of $325,000 during the same period in 1996. This increase is primarily attributable to the reduction in gross profit margins achieved on contract work and declines in contract revenues and an increase in SG&A expense.

NET EARNINGS (LOSS)

The Company had a net loss of $6.0 million during the first nine months of 1997 as compared to net earnings of $1.2 million during the same period in 1996. This decrease is primarily attributable to the accrual of $4.5 million to reflect an order entered against the Company and estimated litigation expenses and post-judgment interest related to the order. Other contributing factors included decreases in concrete and related products revenues and gross profits and decreases in contract revenues and gross profits.

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

The Company has funded many of these expenditures out of its current working capital. However, notwithstanding the foregoing and after factoring in the Company's obligations as set forth below, management believes that the Company's cash flow from operations, existing working capital (approximately $12.4 million at September 30, 1997) and funds available from lines of credit will be adequate to meet the Company's anticipated needs for operations during the next twelve months.

The Company turned its fiscal year-end accounts receivable approximately 5.2 times in 1996 and 4.7 times in 1995. The improvement in the Company's accounts receivable turnover ratio from 1995 to 1996 was due primarily to (i) a reduction in contract retainage receivables as a result of a gradual decline in the number of pending construction contracts held by the Company and (ii) modest improvements in the Company's collection process. The accounts receivable turnover ratio decreased to 3.7 times for the nine months ended September 30, 1997. The decrease in accounts receivable turnover, coupled with a slight decrease in revenue were partly responsible for the accounts receivable increase. There was also an increase in construction receivables resulting from a larger contract which was partially collected in October.

At September 30, 1997, the Company had a $1.0 million revolving secured line of credit from a commercial bank in the Caribbean. The Company had $ 726,000 of borrowings outstanding and the line expires in July 1998. The interest rate on indebtedness outstanding at September 30, 1997 was 9.5 percent.

The Company has a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility is due on demand and bears interest at 14.0 percent per annum. At September 30, 1997 the Company had borrowings of $381,987 outstanding under this line.

The Company entered into a $5.0 million term loan with a Caribbean bank, repayable in monthly installments through December 2001. The interest rate on indebtedness outstanding at September 30, 1997 was 10.0 percent and the Company had $3.1 million of borrowings outstanding. The loan is secured by a leasehold mortgage on a marina in the U.S. Virgin Islands.

The Company has borrowed $5.9 million from a Company officer. The note is unsecured, bears interest at the prime interest rate and is due in full on January 1, 1999.

In November 1996, the Company entered into a $6.0 million term loan with a Caribbean bank. The loan proceeds were used to repay and retire approximately $5.7 million in existing term and line of credit debt . The balance of approximately $200,000 was used to provide additional working capital for the Company. The loan is collateralized by various parcels of real property and other assets located in the United States Virgin Islands and certain other areas. The interest rate on indebtedness outstanding at September 30, 1997 was
9.5 percent and the Company had $5.2 million of borrowings outstanding.

As a result of the Company's loss for the first nine months of 1997, which was primarily due to the $4.5 million charge related to a judgment entered by a Florida state circuit court, the Company is in default of loan covenants contained in the loan agreement with a Caribbean bank. Provided that the Company makes the payments required under the terms of the loan agreement, the bank has agreed that the loan will not be accelerated. See INTRODUCTION of MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for additional information.

The Company purchases equipment from time to time as needed for its ongoing business operations. The Company is currently replacing or upgrading various equipment used by the concrete and related products division, principally concrete trucks and quarry equipment. This upgrading and replacement program will continue throughout 1997 and should result in a capital expenditure of approximately $8.5 million of which $5.2 million has been or will be financed with equipment loans over three to five years. At present, management believes that the Company's inventory of construction equipment is adequate for its current contractual commitments and operating activities, however, the acquisition of significant new construction contracts, depending on the nature of the contract, the job location and job duration, may require the Company to make significant investments in heavy construction equipment. If the Company does not obtain additional contract backlog, then it plans to sell a portion of the equipment it currently owns. The Company will have to bear the carrying costs, principally depreciation and interest, on any idle equipment not sold. During 1997, the Company has sold equipment with an original cost basis of $796,000 and net book value of $231,000. The Company expects to complete additional equipment sales during 1997. The Company believes it has available or can obtain sufficient financing for most of its contemplated equipment replacements and additions. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases on an individual asset basis. At September 30, 1997, amounts outstanding to these lenders totaled $9.6 million. These loans are typically repaid over a three to five year term in monthly principal and interest installments.

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

Notes receivable and accrued interest at September 30, 1997 include $12.9 million, net due the Company pursuant to certain promissory notes delivered to the Company in connection with two construction contracts with the Government of Antigua, $2.0 million of which is classified as a current receivable. The notes call for both quarterly and monthly principal and interest payments until maturity in 1997. The notes will not be satisfied at maturity but the Antiguan government has advised the Company that payments will continue until the obligation is satisfied. The Government of Antigua has routinely made the required quarterly payments aggregating $2.0 million per year but has made only some of the required monthly payments. A portion of the payment received from Antigua was derived from the lease proceeds the Antiguan government received from the United States Department of Defense for the rental of two military bases. One of the bases was closed at the end of 1995, resulting in a shortfall of $700,000 per year in the required quarterly payments. To partially make up this shortfall, the Antiguan government has entered into a written agreement with the Company requiring Antigua to pay $600,000 per year from its fuel tax revenues. Payments under this agreement commenced in January 1997. The Company does not presently anticipate any other material increases in or accelerations of payments by the Government of Antigua. Management believes that the receivable from the Government of Antigua is fairly stated, based on the present stream of cash flow being received and, therefore, no reserve has been established against the receivable reflected in the Company's financial statements.

II.   OTHER INFORMATION

-------------------------------

ITEM 1.                   LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation arising in the ordinary course of its business, primarily related to its contracting activities.

FOREGOLF, INC., PLAINTIFF V. DEVCON INTERNATIONAL CORP.:INSURANCE COMPANY OF NORTH AMERICAN, AS SURETY; ET AL.

In June 1997, a ruling was issued by the Circuit Court of the Ninth Judicial Circuit in and for Orange County Florida, Case No.: CI 92-5289 establishing liability and damages including prejudgment interest, against the Company totaling approximately $3.0 million for alleged breach of contract with Plaintiff by failing to grant to Plaintiff appropriate time extensions under a construction contract. The circuit court has entered judgment against the Company for approximately $3.0 million, reserving jurisdiction to additionally award an undetermined amount of attorneys' fees to the plaintiff. The Company accrued a total of $4.5 million in the second quarter to reflect the total estimated costs to be incurred should the Company not be successful in appeal efforts. See INTRODUCTION of MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for additional information.

ITEM 2.       CHANGES IN SECURITIES

None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.       OTHER INFORMATION

None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits:

                      27    Financial Data Schedule

              (b)     Reports on Form 8-K:

                      No reports on Form 8-K were filed by the Company during the first nine months of fiscal 1997.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:    NOVEMBER 11, 1997                 By: /s/ RICHARD L. HORNSBY
                                              -----------------------
                                                  Richard L. Hornsby
                                                  Executive Vice President