Form 10-K405
period 1997-12-31
DEVCON INTERNATIONAL CORP
filed 1998-03-31
CIK 28452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 20, 1998, the number of shares of the registrant's Common Stock outstanding was 4,498,935. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 20, 1998 was approximately $7.1 million, based on a closing price of $4.00 for the Common Stock as reported on the NASDAQ National Market System on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

                                     PART I

ITEM 1. BUSINESS.

GENERAL

Devcon International Corp. (the "Company") is the largest producer and distributor of ready-mix concrete and quarry products in St. Thomas and St. Croix, United States Virgin Islands ("St. Thomas" and "St. Croix"), Antigua and Barbuda, West Indies ("Antigua"), St. Maarten, Netherlands Antilles ("St. Maarten"), St. Martin, French West Indies ("St. Martin"), Saba, Netherlands Antilles ("Saba"), Dominica, West Indies ("Dominica"), and Tortola, British Virgin Islands ("Tortola")(although quarry products are not produced or sold in Dominica). The Company also operates a quarry in Guaynabo, Puerto Rico ("Puerto Rico") and is a land development contractor in the Caribbean. The Company owned and operated a marina in the United States Virgin Islands. The marina was sold in February 1998.

In the Caribbean, the Company produces and distributes ready-mix concrete, crushed stone, concrete block, and asphalt and distributes bulk and bagged cement. The Company's facilities have enabled the Company to establish a significant market share in most of the locations in which it operates and afford the Company resources, production capacity, a local presence, and a cost structure that the Company believes would be difficult for competitors to duplicate. As a result, the Company has less competition and, therefore, produces a substantial percentage of the concrete and related products used in these islands.

The Company performs earthmoving, excavating, and filling operations, builds golf courses, roads, and utility infrastructures, dredges waterways and constructs deep-water piers and marinas in the Caribbean. The Company has historically provided land development contracting services to both private enterprises and governments in Florida and the Caribbean. Since early 1993, the Company has not been seeking new contracts in the United States. The Company's project managers have substantial experience working in the land development contracting business, and the Company has equipment that is well-suited for the Caribbean markets. The Company has equipment and personnel in the Caribbean that the Company believes, in some instances, allow the Company to start work more quickly and less expensively than other contractors and, therefore, to bid competitively for and to complete cost-effectively these land development contracts. However, this capability to mobilize quickly can, under certain circumstances, cause the Company to incur higher expense. The Company believes that its relationships with customers in the Caribbean give it a competitive advantage.

The following table sets forth certain financial information concerning the Company's concrete and related products, land development contracting and other business:

                                                                    1997            1996               1995
                                                                    ----            ----               ----
                                                                               (In thousands)
Revenues*:
  Concrete and related products................................$ 51,461          $52,987           $37,716
  Contracting..................................................   9,852           13,982            16,068
  Other........................................................   2,931            2,509             2,367
                                                               --------          -------           -------
        Total..................................................$ 64,244          $69,478           $56,151
                                                               ========          =======           =======
Operating (loss) income*:
  Concrete and related products................................$ (4,322)           4,864             1,252
  Contracting..................................................  (3,502)          (1,093)             (569)
  Charge for litigation........................................  (4,500)             -                 -
  Other........................................................     434              416               409
  Unallocated corporate overhead...............................    (688)            (716)             (818)
                                                               ---------         -------           -------
        Total..................................................$(12,578)         $ 3,471           $   274
                                                               ========          =======           =======

-------------------------
* Information is presented net of intersegment sales. See Note 13 of Notes to Consolidated Financial Statements for additional financial information with respect to the Company's business segments. See Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements.

The Company's principal executive offices are located at 1350 East Newport Center Drive, Suite 201, Deerfield Beach, Florida 33442 and its telephone number is (954)429-1500. Unless the context otherwise requires, the terms the "Company" and "Devcon" as used herein refer to Devcon International Corp. and its subsidiaries.

BUSINESS DEVELOPMENT

The Company expanded its operations in the Caribbean by opening a quarry in Puerto Rico in May 1996 and is negotiating the start up of a second quarry in Puerto Rico in 1998. These operations are and will be in a company in which minority investors own approximately 49.9 percent. It acquired a company in St. Martin in August 1995, which sells and distributes ready-mix concrete and operates a quarry. From time to time, the Company investigates the possibility of expanding its operations to other areas of the Caribbean where the Company does not presently do business. Such expansion can take place in the form of joint ventures, acquisitions or other business arrangements.

RISKS OF FOREIGN OPERATIONS

Various portions of the Company's operations are conducted in foreign areas, primarily Antigua, St. Maarten, St. Martin, Dominica, Saba, St. Kitts, and Tortola, all of which are in the Caribbean. In 1997, 62.2 percent of the Com pany's revenues were derived from foreign operations. Overseas contract work performed by the parent company (a United States corporation) is not considered foreign-source revenue for purposes of the foregoing calculation. For a summary of the Company's revenues and earnings from foreign operations, see Note 11 of Notes to Consolidated Financial Statements. The potential risks of doing business in foreign areas include potential adverse changes in the diplomatic relations of foreign countries with the United States, changes in the relative purchasing power of the United States dollar, hostility from local populations, adverse effects of exchange controls, restrictions on the withdrawal of foreign investment and earnings, government policies against businesses owned by non-nationals, expropriations of property, the instability of foreign governments, and the risk of insurrection that could result in losses against which the Company is not insured. The Company is not subject to these risks in Puerto Rico or the United States Virgin Islands (United States territories that use the United States dollar as their currency). The Company also is subject under certain circumstances to United States Federal income tax upon the distribution of certain offshore earnings. See Note 9 of Notes to Consolidated Financial Statements. Although the Company has not encountered significant difficulties in its foreign operations in the past, there can be no assurance that the Company will not encounter difficulties in the future.

CONCRETE AND RELATED PRODUCTS

GENERAL The Company manufactures and distributes ready-mix concrete and crushed aggregate (both coarse and fine) in Puerto Rico, the United States Virgin Islands, Antigua, St. Maarten, St. Martin, Dominica, Saba, and Tortola (although crushed aggregate is not manufactured on Dominica, or St. Maarten and the Company does not distribute ready-mix concrete in Puerto Rico). With the exception of Puerto Rico, the Company also distributes bulk and bagged cement to customers on each of the foregoing islands. In addition, the Company manufactures concrete block on St. Thomas, Antigua, and St. Maarten. The activity on St. Kitts is currently very limited.

The Company's concrete and related products business employs assets such as quarries, rock crushing plants, bulk cement terminals, concrete block plants, concrete batch plants, a fleet of concrete mixer trucks, cement bagging facilities, and asphalt plants in various locations in the United States Virgin Islands, Antigua, St. Maarten, St. Martin, Dominica, Saba, St. Kitts, Tortola, and Puerto Rico. The Company also leases an oceangoing bulk cement ship that affords the Company ready access to reliable and more economical sources of cement. As a result, the Company has become the largest supplier of concrete and related products in the United States Virgin Islands, Antigua, St. Maarten, St. Martin, Dominica, Saba, and Tortola. The Company is presently investigating the possibility of expanding its cement distribution and concrete and aggregate busi ness to other areas in the Caribbean. See "Business - Business Development."

READY-MIX CONCRETE AND CONCRETE BLOCK The Company's concrete batch plants mix cement, sand, crushed stone, water and certain chemical additives to produce ready-mix concrete for use in local construction. The Company's fleet of concrete mixer trucks deliver the concrete to the customer's job site. At the Company's concrete block plants, a low-moisture concrete mixture is machine formed, then dried and stored for later sale. The Company's ready-mix concrete operations are significantly larger than those of any other competitor on Antigua, St. Maarten, St. Martin, Dominica, Tortola, Saba and St. Thomas. The Company has the only concrete block plant on St. Thomas. The Company's block plant is the area's largest on Antigua and St. Maarten.

QUARRY OPERATIONS AND CRUSHED STONE The Company owns or leases quarry sites on which it blasts rock from exposed mineral formations. At the quarries, this rock is crushed and screened to varying sizes of aggregate from 3 1/2 inch stones down to manufactured sand, the aggregate is then sorted, cleaned and stored. The resulting aggregate is sold to customers and used in the Company's operations to make concrete products. The Company's quarries are the largest on St. Thomas,

St. Croix, Antigua, St. Martin, Saba and Tortola. It is significantly less expensive to manufacture crushed rock at the Company's quarries than to import aggregate from off-island sources.

BULK AND BAGGED CEMENT The Company leases an oceangoing bulk cement ship with a 6,000 metric-ton capacity. The ship delivers cement in bulk to the Company's cement terminals on St. Thomas, St. Croix, Antigua, Dominica and St. Maarten. From silos at these terminals, the cement is transferred for use in the Company's concrete batch plants, sold in bulk or bagged and then sold. Bulk cement is readily available from a number of manufacturers located throughout the Caribbean basin. As a result of the bulk cement ship, the Company is able to assure itself of reliable and relatively economical sources of cement. See "Business - Equipment."

SUPPLIES The Company presently obtains all of the crushed rock and a majority of the sand necessary for the production of ready-mix concrete in the United States Virgin Islands, Antigua, St. Martin, St. Maarten, Saba and Tortola by quarrying its own rock and crushing it at its own locations. The Company's ability to produce its own sand gives it a competitive advantage because of the substantial investment required to produce sand, the difficulty in obtaining the necessary environmental permits to establish quarries and the moratorium on mining beach sand imposed by most Caribbean countries. The sand that the Company produces is blended with sand obtained from various offshore sources unaffiliated with the Company. The oceangoing bulk cement ship described above allows it to satisfy its bulk cement requirements.

CUSTOMERS The Company's primary customers are building contractors, governments, asphalt pavers and individual homeowners. Customers generally pick up quarry products, concrete block and bagged cement at the Company's facilities, and the Company generally delivers ready-mix concrete and bulk cement to the customer's job sites.

COMPETITION The Company has few competitors in the concrete and related products business in the locations where it conducts business. The Company encounters competition from the producers of asphalt, which is an alternative material to concrete for road construction. The Company's concrete and related products facilities and the Company's oceangoing bulk cement ship have enabled the Company to establish a significant market share in the United States Virgin Islands, Antigua, St. Maarten, St. Martin, Dominica, Saba and Tortola and afford the Company the resources, a production capacity, a local presence and a cost structure that the Company believes would be difficult for competitors to duplicate. As a result, the Company believes that it presently has a competitive advantage in the United States Virgin Islands, Antigua, St. Maarten, St. Martin, Dominica, Saba and Tortola.

LAND DEVELOPMENT CONTRACTING

GENERAL The Company has completed a wide variety of land development construction projects since its inception, including interstate highways, airport sites and runways, deep-water piers and marinas, hydraulic dredging projects, golf courses, industrial site development and residential and commercial site development. The Company generally attempts to pursue the most profitable types of land development contracting work available, rather than attempting to maintain a high level of volume. In prior years, the Company has been engaged in residential and commercial site development (including golf courses) for real estate developers and marine construction (dredging of deep-water harbors and construction of deepwater piers and marinas) in the Caribbean.

The nature of the work performed by the Company's land development contracting division is such that the work is accomplished and revenue generated on a contract-by-contract basis. The majority of the Company's land development contracts are less than one year in duration, although it does obtain multi-year contracts from time to time. A majority of the Company's contracts are fixed-price contracts. These contracts are bid or negotiated at an established price that does not vary except for changes in the scope of the work requested by the owner during the term of the contract. The majority of the Company's work is performed using its own labor and equipment and is not subcontracted. The Company also enters into unit-price contracts pursuant to which the Company's fee is based upon the quantity of work performed. The Company historically has contracted to provide land development contracting services to both private enterprises and governments. The Company believes that, on occasion, it is able to obtain more desirable margins on some private and public contracts in the United States Virgin Islands and Antigua because the Company has equipment and personnel in those markets that, in some instances, allow the Company to start work more quickly and less expensively than other contractors. As a result, the Company believes that it is able to bid competitively for and to complete cost-effectively these land development contracts in the Company's Caribbean markets.

OPERATIONS The Company's first step in any project is deciding whether to submit a bid on, or to negotiate to undertake, a particular project. The Company obtains leads for new projects from a variety of sources, including past or existing customers of the Company and from engineering firms with which the Company has established business relationships. At the appropriate time, a proposal is submitted that the Company believes will best meet a customer's objectives. In some instances in the past, the Company has provided long-term or short-term financing to facilitate early commencement or efficient continuation of a project. The Company believes that providing such financing enhances its ability to obtain more profitable construction contracts. The continuation of such financing is contingent upon the consolidated financial position and operating results of the Company. All project proposals and bids are reviewed by the Company's Vice President of Construction Operations and/or the Company's Pres ident, depending upon the size of the contract. After a proposal has been accepted, a formal contract is negotiated with the customer. The Company is normally the prime contractor on any work it undertakes. The Company assigns a project manager and a field superintendent to maintain close contact with the customer and its engineers, to supervise personnel and the relocation, purchase, lease and maintenance of equipment and to schedule and monitor the Company's operations. The Company currently employs seven field superintendents.

BACKLOG The Company's backlog of unfilled portions of land development contracts at December 31, 1997 was $4.4 million involving 12 projects, as compared to $3.4 million involving 19 projects at December 31, 1996. Since December 31, 1997 the Company has entered into new land development contracts in the Caribbean amounting to $2.9 million. The Company reasonably expects that most of the backlog, including the 1998 contracts, will be completed during the year ending December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Revenues."

BONDING In order to bid on some private construction contracts and substantially all government contracts, the Company must obtain a bond for the performance of the contract. The Company's bonding capacity has in the past been sufficient to enable the Company to perform some government and major private contracts.

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

OTHER OPERATIONS

MARINA Two subsidiaries of the Company own a Virgin Islands general partnership formed in 1988 to construct and operate a marina on a 4.92 acre parcel of land leased by the partnership from the United States Virgin Islands government. In December 1997, the Company entered into a contract to sell the marina for $3.3 million. The sale closed on February 3, 1998 in accordance with the terms and conditions outlined in the contract. The Company recognized a loss of $108,000 on the transaction in 1997.

DISCONTINUED OPERATION

In September 1989, a subsidiary of the Company obtained a minority interest in a partnership engaged in the manufacture, sale and distribution of acoustical ceiling tiles. The subsidiary invested approximately $1.2 million in the partnership for a 29 percent interest and two of the Company's directors obtained an 11 percent interest for which they paid $450,000. In January 1994, an Antiguan subsidiary of the Company became the new general partner and the Company's ownership interest in the partnership was increased to 64.5 percent. The directors' ownership interest was reduced to 6.5 percent. In November 1995, the Company elected to dispose of this operation because of its poor operating results and uncertain prospects for improvement. Accordingly, at December 31, 1995, the intended disposal was accounted for as a discontinued operation. The consolidated financial statements for all prior periods presented were restated to reflect the ceiling tile partnership as a discontinued operation. The Company's investment in the partnership was written down $800,000, to its estimated net realizable value of approximately $749,000, which consisted primarily of property, equipment and inventory with a net book value of approximately $1.4 million, along with debt of approximately $621,000. The Company provided no reserve for anticipated losses during the phase-out period and recognized no income tax benefit on the loss from discontinued operations. The Company sold its interest in the ceiling tile business in September 1996 in exchange for one secured promissory note in the amount of $600,000 and one unsecured promissory note in the amount of $385,000 and took an additional loss on disposal of approximately $488,000. The outstanding amounts as of December 31, 1997 on these notes were $600,000 and $216,000, respectively.

TAX EXEMPTIONS AND BENEFITS

The Company has benefitted for a number of years from having a substantial part of the earnings of its offshore operations taxed at rates lower than United States statutory Federal income tax rates due to tax exemptions and lower prevailing tax rates offshore. The United States Virgin Islands Industrial Development Commission ("IDC") has granted the Company certain tax exemptions that exempt a larger portion of the earnings of the Company's offshore operations from tax in the United States Virgin Islands through 2003, and the Government of Antigua and Barbuda granted a tax exemption on income that expired in 1996.

In April 1988, the IDC granted a subsidiary of the Company a 10-year tax exemption expiring in 1998, pursuant to which, and subject to certain conditions and exceptions, the Company's (i) production and sale of ready-mix concrete;
(ii) production and sale of concrete block on St. Thomas and St. Johns and outside of the U. S. Virgin Islands; (iii) production and sale of sand and aggregate; and (iv) bagging of cement from imported bulk cement, are 100 percent exempt from all United States Virgin Islands real property, gross receipts (currently set at 4 percent) and excise taxes, 90 percent exempt from United States Virgin Islands income taxes, and approximately 83 percent exempt from United States Virgin Islands custom duties. The IDC granted the Company the tax exemption in return for the Company's commitment to: (i) make capital expenditures of at least $4.6 million for new or replacement equipment over a 10-year period; (ii) employ a minimum of 142 United States Virgin Islands residents as full-time personnel; (iii) spend at least $75,000 annually for a youth-training program; (iv) not increase the price of its concrete and related products except as the result of certain direct cost increases incurred by the Company over which it has no control; and (v) make an annual scholarship fund contribution of $150,000, which the Company has satisfied.

In January 1994, the Company received a five-year extension, through April 2003, of its previously granted benefits. This extension was granted in return for the Company agreeing to: (i) continue to employ a minimum of 160 United States Virgin Islands residents as full-time personnel; (ii) make additional capital expenditures of $1.7 million; and (iii) continue to make a combined youth training/scholarship contribution of $225,000 per annum during the extension period.

Furthermore, as a result of certain United States tax laws, earnings from the Company's offshore operations are not taxable for United States Federal income tax purposes and most post-April 1988 concrete and related product earnings in the United States Virgin Islands can be distributed to the Company in the United States free of statutory United States Federal income tax. However, the distribu tion to the Company's United States operations of: (i) earnings from the Com pany's United States Virgin Islands operations accumulated prior to April 1, 1988; or (ii) earnings from the Company's Antigua, St. Martin, St. Maarten, Dominica, Saba, St. Kitts, and Tortola operations, would in each case subject the Company to United States Federal income tax on any amounts so distributed, less applicable tax credits for taxes previously paid in such jurisdictions. At December 31, 1997, $33.7 million of such accumulated earnings from the Company's United States Virgin Islands, Antigua, St. Martin, St. Maarten, Dominica, Saba, St. Kitts, and Tortola operations had not been distributed to the Company's United States operations. The Company has not provided for Federal income tax on the undistributed earnings of foreign subsidiaries because the Company intends to permanently reinvest a portion of those earnings in regions offshore of the United States.

The aforementioned tax exemption, along with the Company's ability to receive most of the current earnings from its United States Virgin Islands operations without being subjected to United States Federal income taxes thereon, result in a significant reduction in the tax expense (including Federal income taxes) incurred by the Company with respect to its earnings from Caribbean operations. For further information on both tax exemptions and income taxes in general, see
Note 9 of Notes to Consolidated Financial Statements.

EQUIPMENT

The concrete and related products and the land development contracting businesses require the Company to lease or purchase and maintain many items of equipment. As of December 31, 1997, the Company's equipment included cranes, bulldozers, road graders, rollers, backhoes, earthmovers, hydraulic dredges, barges, and rock crushers for use at the Company's rock crushing plants, equipment at the Company's bulk cement terminals and concrete block and batch plants, concrete mixer trucks, asphalt processing and paving equipment and other miscellaneous items. A portion of this equipment is encumbered by chattel mortgages. See Notes 8 and 12 of Notes to Consolidated Financial Statements and "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

MISCELLANEOUS INVESTMENTS AND JOINT VENTURES

The Company has invested or participated in several joint ventures in connection with the activities of its land development contracting division and concrete and related products division, which are more specifically described below.

During 1997 the Company invested $123,000 for a 7 percent interest in a real estate joint venture in the Bahamas. The project has not yet received its final financing to start its activities. The Company will perform land development for the joint venture.

In connection with a land development contract with the Government of Antigua and as partial consideration therefor, the Company obtained a 75 percent interest in a corporation formed to own and develop approximately 230 acres of real property in Antigua (the "Corbkinnon Property"), and a 1 percent interest in another corporation (the "Newport Project") formed to develop approximately 20,000 square feet of commercial property located in downtown St. Johns, Antigua. In 1990, the Company sold a portion of its 75 percent interest in the Corbkinnon Property for $500,000 and the buyer's commitment to provide 50 percent of the financing required to develop the project. The Company agreed to provide the first $500,000 of financing and provide a guarantee for 50 percent of all additional financing required. As a result of the transaction, the Company's remaining interest in the Corbkinnon Property is 34 percent. The Company did not record earnings or losses for the Corbkinnon Property or the Newport Project in 1997 because the amounts are not material. For additional information, see Notes 5 and 11 of Notes to Consolidated Financial Statements.

The Company is a 43 percent shareholder in a corporation formed to construct condominium housing units in Antigua. The Company advanced $200,000 in capital contributions to the corporation. The Company recorded losses of $150,000 and $50,000 in 1997 and 1996, respectively. For additional information, see Note 5 of Notes to Consolidated Financial Statements.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Donald L. Smith, Jr., 76, a cofounder of the Company, has served as its Chairman of the Board, President and Chief Executive Officer since its formation in 1951.

Richard L. Hornsby, 62, was appointed the Company's Executive Vice President in March 1989. Mr. Hornsby served as Vice President of the Company from August 1986 to February 1989. From September 1981 until July 1986 he was Financial Manager of R.O.L., Inc. and L.O.R., Inc., companies primarily engaged in various private investment activities. He has been a director of the Company since 1975 and served as Vice President-Finance from 1972 to 1977.

Henry C. Obenauf, 68, was appointed Vice President-Engineering of the Company in March 1989, after having served as Vice President of the Company since 1977. Mr. Obenauf has been employed by the Company for over 21 years.

Jan A. Norelid, 44, was appointed Vice President-Finance and Chief Financial Officer in October 1997. From January 1996 to September 1997, he owned and operated a printing company. Prior to that and from January 1991 he served as Chief Financial Officer for Althin Medical, Inc., a medical device manufacturer in Miami Lakes, Florida.

Donald L. Smith, III, 44, was appointed Vice President-Construction Operations for the Company in December 1992. Prior to that and from March 1992, he served as Assistant Vice President of Construction Operations-South Florida and Caribbean of the Company. Mr. Smith joined the Company in 1976 and has served in various supervisory and managerial positions within the Company since that time.

EMPLOYEES

At December 31, 1997, the Company employed 52 persons in the land development contracting business in the Caribbean, of whom 13 are members of a union. The Company employed 369 persons in its concrete and related products division, of whom 131 are members of a union. The Company will utilize personnel in one division or another as its needs warrant. In addition, the Company employs 38 managerial, supervisory, and administrative personnel in the overall admin istration and management of all divisions of the Company. Employee relations in the Company are considered satisfactory and the Company has never been subjected to a work stoppage.

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

OTHER PROPERTY

The Company also has a 34 percent interest in 230 acres of real property and a 1 percent interest in a commercial property development, both in Antigua (see "Business - Miscellaneous Investments and Joint Ventures"), and the Company owns undeveloped parcels of land in St. Johns, United States Virgin Islands. The Company sold its parcel of land in Collier County, Florida in 1997 for a gain of $165,000.

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

                                                                            LEASE EXPIRATION
         DESCRIPTION                                   LOCATION             WITH ALL OPTIONS            AREA
         -----------                                   --------             ----------------            ----
Principal executive offices                            Deerfield Beach           5/07               8,410 sq. ft. (1)
Maintenance shop for heavy equipment                   Deerfield Beach      Month-to-Month         4.40 acres  (1)(2)
Concrete block plant and                               St. Thomas                6/04             11.00 acres (1)
    equipment maintenance facility
Quarry and office building                             St. Thomas                 -                8.50 acres
Quarry and concrete batch plant                        St. Thomas                2/08             44.00 acres (1)
Barge terminal                                         St. Thomas           Month to Month         1.50 acres (1)
Bulk cement terminal and bagging facility              St. Thomas                5/12               .50 acres (1)
Marina and adjoining commercial property               St. Thomas                6/21              4.92 acres (1)
Quarry                                                 St. Thomas                8/06              7.49 acres (1)
Bulk cement terminal, bagging facility                 St. Croix                  -                7.00 acres
Concrete batch plant and office                        St. Croix                  -                3.20 acres
Quarry, rock crushing plant                            St. Croix                  -               61.34 acres
Maintenance shop                                       St. Croix                 7/10              6.00 acres (1)
Quarry                                                 St. Croix                 5/03             10.78 acres (1)
Concrete batch plant, concrete                         Antigua                   9/16             22.61 acres (1)
    block plant, rock crushing plant,
    asphalt plant, quarry and office
Bulk cement terminal and bagging facility              Antigua                    -                8.00 acres
Concrete batch plant, cement bagging                   Dominica                  6/12              1.14 acres (1)
    plant, undeveloped land, silo and office           Dominica                   -                 .77 acres
Concrete batch plant and block plant                   St. Maarten               8/00              3.00 acres (1)
Cement terminal and barge unloading facility           St. Maarten               6/05               .30 acres (1)
Bagging facility                                       St. Maarten               4/06               .30 acres (1)
Undeveloped land - future site of concrete             St. Maarten               3/51              3.00 acres (1)
    batch plant, concrete block plant,
    equipment maintenance facility and
    office building
Quarry, rock crushing plant, concrete                  Tortola                    -               30.00 acres
    batch plant, equipment maintenance
    facility and office building
Quarry, rock crushing plant and                        Saba                     12/02              6.00 acres (1)(3)
    concrete batch plant
Concrete batch plant                                   St. Kitts            Month-to-Month         1.00 acre (1)(3)
Quarry, rock crushing plant, concrete                  St. Martin                7/10            123.5 acres (1)
    batch plant and office building
Quarry, rock crushing plant and                        Guaynabo,
    office building                                    Puerto Rico               3/06            40.00 acres (1)(3)

--------------------------------------------------------------------------------
(1) Underlying land is leased; however, any equipment or machinery on the land is owned by the Company.

(2) Leased from Donald L. Smith, Jr., the Company's Chairman, President, and Chief Executive Officer. See Note 12 of Notes to Consolidated Financial Statements.

(3)   Acreage is estimated.

ITEM 3. LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation arising in the ordinary course of its business, primarily related to its contracting activities.

In 1992, Fore Golf, Inc. filed suit against the Company in the Ninth Judicial Circuit in and for Orange County, Florida, Case No. CI-92-5289. In this case, the Company was sued by a subcontractor, Fore Golf, Inc. for work which Fore Golf, Inc. allegedly performed in connection with the construction of two golf courses at Walt Disney World in Orlando, Florida, from approximately September 1990 through September 1991, the alleged unpaid contract balance in connection with this project and inefficiency costs. In June 1997, an order was issued by the Circuit Court of the Ninth Judicial Circuit establishing liability and damages against the Company. The Court entered a final judgment in favor of the plaintiff for damages and prejudgment interest. Subsequently, the trial court also awarded the plaintiff attorneys' fees. The Company accrued a total of $4.5 million, included in other liabilities, in the second quarter to reflect the total estimated costs to be incurred should the Company not be successful in its post trial and appeal efforts. The Company has posted a bond for the damages, prejudgement interest and plaintiff's attorneys' fees. This bond is personally guaranteed by the Company's President. Management believes that it has appellate issues of merit and is pursuing remedies through the appellate court system. An appellate brief was submitted in February 1998. For further information, see
Note 18 of Notes to Consolidated Financial Statements.

In the late 1980's, Bouwbedrijf Boven Winden, N.V., ("BBW") currently a subsidiary of Devcon International Corp., supplied concrete to a large apartment complex on the French side of St. Maarten). At some point in the early 1990's the buildings began to develop exterior cracking and "popouts." In November 1993, BBW was named a defendant, among others, including the building's insurer, in a suit filed by the plaintiff, Syndicat des Coproprietaires la Residence Le Flamboyant (condominium owners association of Le Flamboyant), in the French court "Tribunal de Grande Instance de Paris" with case No. 510082/93. A French court assigned an expert to examine the cause of the cracking and popouts. In particular, the expert is to determine if the cracking/popouts are caused by a phenomenon known as alkali reaction (ARS). The plaintiff is seeking unspecified damages, including demolition and replacement of the 272 apartments. It is too early to predict the final outcome of this matter. Management believes the Company's defenses to be meritorious and does not believe that the outcome will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company is subject to certain Federal, state and local environmental laws and regulations. Management believes that the Company is in compliance with all such laws and regulations. Compliance with environmental protection laws has not had a material adverse impact on the Company's consolidated financial condition, results of operations or cash flows in the past and is not expected to have a material adverse impact in the foreseeable future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

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

         1997                          HIGH                   LOW
         ----                          ----                   ---
         First Quarter                $ 6.50                 $4.75
         Second Quarter                 5.50                  4.25
         Third Quarter                  5.50                  3.88
         Fourth Quarter                 5.50                  4.50

         1996                          HIGH                   LOW

         First Quarter                $10.63                 $8.05
         Second Quarter                10.38                  8.50
         Third Quarter                  8.88                  6.88
         Fourth Quarter                 7.00                  6.13

As of March 20, 1998, there were 209 holders of record of the 4,498,935 outstanding shares of Common Stock. The closing sales price for the Common Stock on March 20, 1998, was $4.00. The Company paid no dividends in 1997 or 1996. The payment of cash dividends will depend upon the earnings, consolidated financial position and cash requirements of the Company, its compliance with loan agreements and other relevant factors existing from time to time. The Company does not presently intend to pay dividends. No unregistered securities were sold or issued in 1997, 1996 or 1995.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data of the Company and its consolidated subsidiaries are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data for each of the five years in the period ended December 31, 1997 are derived from the Consolidated Financial Statements of the Company audited by KPMG Peat Marwick LLP, independent certified public accountants. The Consolidated Financial Statements of the Company as of December 31, 1997 and 1996 and for each of the years in the three year period ended December 31, 1997 and the report thereon appear elsewhere herein.


                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                        1997             1996              1995             1994              1993
                                        ----             ----              ----             ----              ----
EARNINGS STATEMENT DATA:                               (In thousands, except per share amounts)
Concrete and related
  products revenues                 $ 51,461         $ 52,987          $ 37,716          $ 39,342         $ 38,300
Contracting revenues                   9,852           13,982            16,068            22,942           16,926
Other revenues                         2,931            2,509             2,367             2,965              638
                                    --------         --------          --------          --------         --------
      Total revenues                  64,244           69,478            56,151            65,249           55,864
                                    --------         --------          --------          --------         --------
Cost of concrete and
   related products                   41,659           39,277            29,069            29,200           31,820
Cost of contracting                    9,709           12,458            14,103            19,250           19,700
Cost of other                          2,311            1,913             1,721             2,388              529
                                     -------         --------          --------          --------         --------
      Gross profit                    10,565           15,830            11,258            14,411            3,815

Operating expenses                    23,143           12,359            10,984             9,926           11,970
                                     -------         --------          --------          --------         --------
      Operating (loss)
      income                         (12,578)           3,471               274             4,485           (8,155)

Other deductions                      (2,651)          (2,287)           (1,961)           (1,854)          (3,338)
                                     -------         --------          --------          --------         --------
   (Loss) income from
      continuing
      operations before
      income taxes                   (15,229)           1,184            (1,687)            2,631          (11,493)

Income taxes                             307              383               145                50              108
                                     -------         --------          --------          --------         --------
   (Loss) income from
      continuing
      operations                     (15,536)             801            (1,832)            2,581          (11,601)
   (Loss) income from
      discontinued
      operations, net                      -             (488)             (915)             (470)           2,027
   Cumulative effect of
      change in accounting
      principle                            -                -                 -                 -              500
                                    --------         --------          --------          --------         --------
   Net (loss) earnings              $(15,536)        $    313          $ (2,747)         $  2,111         $ (9,074)
                                    ========         ========          ========          ========         ========

Basic (loss) earnings per share:
  From continuing
      operations                    $ (3.45)         $   .18           $   (.41)          $   .59          $ (2.62)
  From discontinued
      operations                          -             (.11)              (.21)             (.11)             .46
  From change in
      accounting
      principle                           -                -                  -                 -              .11
                                    -------          --------          ---------         --------         --------
                                    $ (3.45)         $   .07           $   (.62)         $    .48         $  (2.05)
                                    =======          ========          =========         ========         ========
Weighted average number
      of shares outstanding           4,499             4,490             4,431             4,431             4,400
                                    =======          ========          =========         ========          --------
BALANCE SHEET DATA:
Working capital                     $ 8,713          $12,063           $  4,848          $ 10,845          $  3,312
Total assets                         86,433           94,926             97,313            99,541           101,518
Long-term debt,
      excl current portion           16,982           19,251             15,548            17,454            16,776
Stockholders' equity                 42,816           59,552             59,159            61,655            59,544

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

The Company cautions that the factors described above, among others, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors or the effect that any such factor may have on the Company's business.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 WITH YEAR ENDED DECEMBER 31, 1996

REVENUES

The Company's revenues in 1997 were $64.2 million as compared to $69.5 million in 1996. This 7.5 percent decrease was primarily due to decreases in the land development contracting division revenues, and to a lesser extent, due to decreases in the Company's concrete and related products division revenues.

The Company's concrete and related products division revenues decreased 2.9 percent to $51.5 million in 1997 from $53.0 million in 1996. This decrease was primarily due to decreased demand for this division's products on certain Caribbean islands, which was partially offset by an increased demand on other Caribbean islands. At the present time, the Company cannot predict whether concrete and related products revenue levels in 1998 will be less than or greater than revenue levels achieved in 1997.

Revenues from the Company's land development contracting division decreased by
29.5 percent to $9.9 million in 1997 from $14.0 million in 1996. This decrease was primarily attributable to the completion in mid 1996 of several hurricane damage-related repair contracts which were not replaced by new contract backlog. The Company's backlog of unfilled portions of land development contracts at December 31, 1997 was $4.4 million involving 12 projects, as compared to $3.4 million involving 19 projects at December 31, 1996. Since December 31, 1997 the Company has entered into new land development contracts in the Caribbean amounting to $2.9 million. The Company reasonably expects that most of the backlog, including the 1998 contracts, will be completed during the year ending December 31, 1998. The Company needs to obtain additional new contracts as 1998 progresses or its contract revenue levels in 1998 will be lower than those obtained in 1997. The Company does not presently know whether it will be successful in obtaining such contracts.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenues increased to 80.9 percent in 1997 from 74.1 percent in 1996. This increase was primarily attributable to a decrease in sales, to higher production costs, and to the mix of products sold during 1997.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenues increased to 98.6 percent in 1997 from 89.1 percent in 1996. This increase is mainly attributable to losses taken on a contract in the Caribbean, and lower revenues. In addition, the Company's gross margins are also affected by the varying profitability levels of individual contracts and the stage of completion of such contracts.

OPERATING EXPENSES

Selling, general and administrative expenses ("SG&A expense") increased by 10.6 percent to $13.3 million in 1997 from $12.1 million in 1996. This increase was primarily attributable to an increase in taxes, not including taxes on income, in various islands of $460,000 and to an increase in retirement benefits of $275,000. SG&A expense as a percentage of revenue increased to 20.8 percent in 1997 from 17.4 percent in 1996.

In the second quarter of 1997, the Company accrued a $4.5 million charge for the estimated costs related to a Florida State court judgement which the company is contesting through the appellate court. See item 3. Legal Proceedings.

Due to lower volumes, the management upon its review of long-lived assets, determined that impairment had occurred on some of the Company's assets. An impairment expense was recognized of $2.4 million in 1997 compared to no expense in 1996.

The allowance for doubtful accounts and notes was increased during the year to $5.8 million resulting in an expense for 1997 of $2.9 million compared to $302,000 in 1996.

DIVISIONAL OPERATING INCOME

An operating loss of $12.6 million is reported for 1997, representing a decrease of $16.1 million compared to operating income of $3.5 million in 1996. The Company's concrete and related products division had an operating loss of $4.3 million, representing a decrease of $9.2 million compared to operating income of $4.9 million in 1996. This decrease in profitability is primarily attributable to the increase in an allowance for doubtful accounts and notes of $2.2 million, to impairment of long-lived assets of $1.9 million, to increases in taxes, (not including income taxes), of $460,000, and to an increase in retirement benefits of $275,000. The decrease in profitability was also affected by increases in cost of sales even though revenue decreased.

The Company's land development contracting division's operating loss increased to a loss of $3.5 million in 1997 from a loss of $1.1 million in 1996. This increase is mainly attributable to losses taken on a contract in the Carribean, to the increase of the allowance for doubtful accounts and notes, and to impairment of long-lived assets.

INCOME TAXES

Income taxes decreased to $307,000 in 1997 from $383,000 in 1996. The Company's tax rate varies depending on the level of the Company's earnings in the various tax jurisdictions in which it operates, the level of operating loss carry-forwards and tax exemptions available to the Company. See Note 9 of Notes to Consolidated Financial Statements and "Business - Tax Exemptions and Benefits."

FOURTH QUARTER ADJUSTMENTS

The fourth quarter of 1997 included charges related to a $1.6 million adjustment based upon the annual physical inventories, a $2.4 million impairment loss on long-lived assets due to lower volumes in 1997, and a $2.6 million increase in the allowance for doubtful accounts and notes. It is not practical to determine the impact of these adjustments, if any, on previously reported quarters.

NET EARNINGS (LOSS)

The Company's net loss increased to $15.5 million in 1997 as compared to an income of $313,000 in 1996. This decrease in net earnings was primarily attributable to decreased gross profit of $3.9 million and $1.4 million in the concrete and related products division and the contracting division, respectively, a charge for litigation expense of $4.5 million, an impairment loss of $2.4 million, an increase in the provision for doubtful accounts and notes of $2.6 million, and an increase in SG&A expense of $1.3 million.

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

Revenues from the Company's land development contracting division decreased by
13.0 percent to $14.0 million in 1996 from $16.1 million in 1995. This decrease was primarily attributable to the completion in mid 1996 of several hurricane damage-related repair contracts which were not replaced by new contract backlog. The Company's backlog of unfilled portions of land development contracts at December 31, 1996 was $3.4 million involving 19 projects, as compared to $11.4 million involving 22 projects at December 31, 1995. Since December 31, 1996, the Company has entered into new land development contracts in the Caribbean amounting to $7.5 million.

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

OPERATING EXPENSES

Selling, general and administrative expenses ("SG&A expense") increased by 12.9 percent to $12.1 million in 1996 from $10.7 million in 1995. This increase was primarily attributable to increases in insurance and to legal fees, primarily related to construction litigation, and by additional SG&A expense of the Company's new operations in St. Martin and Puerto Rico. SG&A expense as a percentage of revenue decreased to 17.4 percent in 1996 from 19.0 percent in 1995. This percentage decrease was primarily attributable to the increase in revenues recognized, offset by the increase in expenses actually incurred.

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

INCOME TAXES

Income taxes increased to $383,000 in 1996 from $145,000 in 1995. The Company's tax rate varies depending on the level of the Company's earnings in the various tax jurisdictions in which it operates, the level of operating loss carryforwards and tax exemptions available to the Company. See "Business - Tax Exemptions and Benefits."

NET EARNINGS (LOSS)

The Company's net earnings increased to income of $313,000 in 1996 from a net loss of $2.7 million in 1995. This increase in net earnings was primarily attributable to improvements in concrete and related products division profits, offset by increases in selling, general and administrative expenses, even though SG&A expense as a percentage of revenue declined.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally funds its working capital needs from operations and bank borrowings. In the land development contracting business, the Company must expend considerable funds for equipment, labor and supplies to meet the needs of particular projects. The Company's capital needs are greatest at the start of any new contract, since the Company generally must complete 45 to 60 days of work before receiving the first progress payment. In addition, as a project continues, a portion of the progress billing is usually withheld as retainage until all work is complete, further increasing the need for capital. On occasion the Company has provided long-term financing to certain customers who have utilized its land development contracting services. The Company has also provided financing for other business ventures from time to time. With respect to the Company's concrete and related products division, accounts receivable are typically outstanding for a minimum of 60 days and in some cases much longer. The nature of the Company's business requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs of such equipment.

The Company has funded many of these expenditures out of its current working capital. However, notwithstanding the foregoing and after factoring in the Company's obligations as set forth below, management believes that the Company's cash flow from operations, existing working capital (approximately $8.7 million at December 31, 1997) and funds available from lines of credit will be adequate to meet the Company's anticipated needs for operations during the next twelve months.

As of December 31, 1997, the Company's liquidity and capital resources included cash and cash equivalents of $1.0 million and working capital of $8.7 million. Included in working capital is approximately $6.9 million of assets held for sale, of which $3.3 million represents a marina sold, and its related current debt retired, in the first quarter 1998. Although management's intention is to sell these assets during 1998, there can be no assurance that all assets will be sold. As of December 31, 1997, total outstanding liabilities was $43.6 million as compared to $35.4 million as of December 31, 1996. As of December 31, 1997, the Company had available lines of credit totaling $906,000.

Cash flows provided by operating activities for the year ended December 31, 1997 was $1.8 million compared with $1.5 million for the year ended December 31, 1996. The primary use of cash for operating activities during the year ended December 31, 1997 was an increase in accounts receivable of $3.1 million. The primary sources of cash for the period were a reduction in costs in excess of billings and estimated earnings of $2.8 million and an increase in accounts payable and accrued expenses of $1.5 million.

Net cash used in investing activities was $4.8 million in 1997. Purchases of property, plant, and equipment were $8.5 million, $1.9 million higher than in 1996 mainly due to investments in Puerto Rico. The purchases were partially financed through $5.1 million in equipment financing.

The Company turned its fiscal year-end accounts receivable, excluding notes and employee receivables, approximately 5.3 times in each of 1997 and 1996.

The Company entered into a credit agreement with a Caribbean bank in November 1996 for a total credit of $7.0 million. One part of the credit agreement is a term loan for $6.0 million repayable in monthly installments through November 2002. The Company had $4.9 million of borrowings outstanding on this loan at December 31, 1997. The second part is a revolving line of credit of $1.0 million. The credit line has a review and re-approval process in July of each year until 2002. The Company had no borrowings outstanding under this line of credit at

December 31, 1997. The interest rate on indebtedness outstanding under both loans is at a rate variable with the prime rate. The credit agreement is collateralized by various parcels of real property and other assets located in the United States Virgin Islands and certain other areas. The Company is in violation of certain loan covenants as of December 31, 1997. The bank has agreed to waive the violations of the loan covenants, as long as the Company is current in its loan payments.

The Company has a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility is due on demand and bears interest at 14.0 percent per annum. At December 31, 1997, the Company had borrowings of $384,000 outstanding under this line.

The Company has borrowed approximately $6.3 million from the Company President. The note is unsecured and bears interest at the prime interest rate. Eight hundred thousand is due on demand and $5.5 million is due on January 1, 1999. The President has the option to make the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires
15.0 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15.0 percent or more of the common stock.

The Company had a $5.0 million term loan with a Caribbean bank, repayable in monthly installments through December 2001. The interest rate on indebtedness outstanding at December 31, 1997 was 10.0 percent and the Company had $3.0 million of borrowings outstanding. The loan was secured by a leasehold mortgage on a marina in the U.S. Virgin Islands. The marina was sold in February 1998, and the loan was paid off in its entirety.

The Company purchases equipment from time to time as needed for its ongoing business operations. The Company is currently replacing or upgrading some equipment used by the concrete and related products division, principally concrete trucks and quarry equipment. This should result in a net cash expenditure, after financing part of the equipment purchases, of approximately $2.0 million. At present, management believes that the Company's inventory of construction equipment is adequate for its current contractual commitments and operating activities, however, the acquisition of significant new construction contracts, depending on the nature of the contract, the job location and job duration, may require the Company to make significant investments in heavy construction equipment. The Company has identified some equipment and real property not needed for its ongoing operations and it plans to sell those assets. The net carrying cost of this equipment is $6.9 million. The proceeds from these sales will reduce debt and provide working capital. During 1997, the Company sold equipment with an original cost basis of approximately $892,000 and a net book value of $285,000, the net proceeds were approximately $312,000. The Company believes it has available or can obtain sufficient financing for most of its contemplated equipment replacements and additions. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases on an individual asset basis. At December 31, 1997, amounts outstanding to these lenders totaled $9.6 million. These loans are typically repaid over a three to five-year term in monthly principal and interest installments.

A significant portion of the Company's outstanding debt bears interest at variable rates. The Company could be negatively impacted by a substantial increase in interest rates.

The Company has contingent obligations and has made certain guarantees in connection with acquisitions, its participation in certain joint ventures, certain employee and construction bonding matters and its receipt of a tax exemption. As part of the 1995 acquisition of Societe des Carrieres de Grand Case (SCGC), a French company operating a ready-mix concrete plant and quarry in St. Martin, the Company agreed to pay the quarry owners (who were also the owners of SCGC), a royalty payment of $550,000 per year through August 2000, which at the Company's option, may be renewed for two successive five-year periods and requires annual payments of $550,000 per year. At the end of the fifteen year royalty period, the Company has the option to purchase a fifty hectare parcel of property for $4.4 million. In connection with a 1990 St. Maarten acquisition, the Company agreed to pay the seller annually an amount per unit of certain concrete and stone products sold by the Company in St. Maarten from April 1, 1990 to March 31, 1998, but in no event less than $500,000 per year. The Company has certain offsets available against this payment which has reduced the minimum annual payment to $350,000 per year.

Notes receivable and accrued interest at December 31, 1997 include $11.9 million, net due the Company pursuant to certain promissory notes delivered to the Company in connection with two construction contracts with the Government of Antigua, $2.0 million of which is classified as a current receivable. The notes call for both quarterly and monthly principal and interest payments until maturity in 1997. The notes were not satisfied at maturity but the Antiguan government has advised the Company that payments will continue until the obligation is satisfied. The Government of Antigua has routinely made the required quarterly payments aggregating $1.3 million per year but has made only some of the required monthly payments. A portion of the payment received from Antigua was derived from the lease proceeds the Antiguan government received from the United States Department of Defense for the rental of two military bases. One of the bases was closed at the end of 1995, resulting in a shortfall of $700,000 per year in the required quarterly payments. To partially make up this shortfall, the Antiguan government has entered into a written agreement with the Company requiring Antigua to pay $600,000 per year from its fuel tax revenues. Payments under this agreement commenced in January 1997. The Company does not presently anticipate any other material increases in or accelerations of payments by the Government of Antigua.

YEAR 2000 ISSUE

The Company has developed plans to address the possible exposures related to the impact on its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Management does not expect the financial impact of making the required system changes to be material to the Company's consolidated financial position, results of operations or cash flows which are being funded through operating cash flows. The Company is expensing all costs associated with these systems changes as the costs are incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No.130, REPORTING COMPREHENSIVE INCOME. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate a significant impact of the adoption of SFAS 130 on the Company's consolidated financial position, results of operations or cash flows.

In June 1997, the FASB issued SFAS No.131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Management does not anticipate a significant impact of the adoption of SFAS 131 on the Company's consolidated financial position, results of operations or cash flows.

In February 1998, the FASB issued SFAS No.132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. SFAS 132 standardizes the disclosure requirements of SFAS 87 and SFAS 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS 132 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate a significant impact of the adoption of SFAS 132 on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information and the supplementary data required in response to this Item are as follows:

                                                           PAGE NUMBER(S)

Independent Auditors' Report                                       24

Financial Statements:

     Consolidated Balance Sheets                                  25-26
     December 31, 1997 and 1996

     Consolidated Statements of Operations
     For Each of the Years in the Three-Year Period               27-28
     Ended December 31, 1997

     Consolidated Statements of Stockholders' Equity
     For Each of the Years in the Three-Year Period
     Ended December 31, 1997                                       29

     Consolidated Statements of Cash Flows
     For Each of the Years in the Three-Year Period
     Ended December 31, 1997                                      30-31

     Notes to Consolidated Financial Statements                   32-55

     Schedule II - Valuation and Qualifying Accounts               61

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Devcon International Corp.:

We have audited the consolidated financial statements of Devcon International Corp. and subsidiaries (the "Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and this financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and this financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Devcon International Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                          KPMG PEAT MARWICK LLP

Fort Lauderdale, Florida
March 27, 1998


                                             DEVCON INTERNATIONAL CORP.
                                                  AND SUBSIDIARIES

                                            Consolidated Balance Sheets

                                            December 31, 1997 and 1996

     ASSETS                                                                1997                         1996
     ------                                                                ----                         ----
Current assets:
  Cash                                                                   $   876,368                 $   303,994

  Cash equivalents (note 8)                                                  125,000                   1,600,000

  Receivables, net (notes 3,8 and 18)                                     13,928,997                  13,310,398

  Costs in excess of billings and
    estimated earnings (note 17)                                             329,707                   3,124,860

  Inventories (note 4)                                                     4,779,121                   5,976,252

  Assets held for sale                                                     6,919,511                        -

  Other                                                                      937,290                     825,853
                                                                         -----------                 -----------
           Total current assets                                           27,895,994                  25,141,357

Property, plant and equipment, net (note 8)
  Land                                                                     2,148,825                   5,252,048

  Buildings                                                                3,365,775                   4,202,324

  Leasehold interests                                                      6,302,592                  13,276,394

  Equipment                                                               53,382,393                  62,991,689

  Furniture and fixtures                                                     560,402                     586,983

  Construction in process                                                  1,007,879                     585,480
                                                                         -----------                 -----------
                                                                          66,767,866                  86,894,918

   Less accumulated depreciation                                         (27,119,417)                (38,820,612)
                                                                         -----------                 -----------
                                                                          39,648,449                  48,074,306


Investments in unconsolidated joint
  ventures and affiliates, net (note 5)                                      132,130                     158,780
Advances to unconsolidated joint
  ventures and affiliates, net (note 5)                                      568,861                   1,021,453

Receivables, net (notes 3 and 8)                                          15,137,701                  17,296,278

Intangible assets, net of accumulated
  amortization                                                             1,429,921                   1,537,726

Other assets                                                               1,620,204                   1,696,240
                                                                         -----------                 -----------

           Total assets                                                  $86,433,260                 $94,926,140
                                                                         ===========                 ===========

See accompanying notes to consolidated financial statements.


                                             DEVCON INTERNATIONAL CORP.
                                                  AND SUBSIDIARIES

                                       Consolidated Balance Sheets (continued)

     LIABILITIES AND STOCKHOLDERS' EQUITY                                     1997                         1996
     ------------------------------------                                     ----                         ----
Current liabilities:
  Accounts payable, trade and other                                      $ 6,390,461                  $ 5,950,704

  Accrued expenses and other liabilities                                   2,702,517                    1,163,944

  Notes payable to banks (note 8)                                            384,473                      400,000

  Current installments of long-term debt
    (note 8)                                                               8,990,968                    4,424,726

  Billings in excess of costs and
    estimated earnings (note 17)                                             137,408                      112,652

  Income taxes (note 9)                                                      577,478                    1,026,010
                                                                         -----------                  -----------
           Total current liabilities                                      19,183,305                   13,078,036

Long-term debt, excluding current
  installments and notes payable
  to banks (note 8)                                                       16,981,738                   19,251,369

Minority interest in consolidated
  subsidiaries (note 6)                                                    1,923,629                    1,925,446

Deferred income taxes (note 9)                                               399,791                      495,400

Other liabilities (note 18)                                                5,129,135                      624,204
                                                                         -----------                  -----------
                  Total liabilities                                       43,617,598                   35,374,455

Stockholders' equity (note 15):
     Common stock, $0.10 par value.
     Authorized 15,000,000 shares,
       issued and outstanding, 4,498,935
       shares in 1997 and 1996                                               449,894                      449,894
     Additional paid-in capital                                           12,064,133                   12,064,133
     Cumulative translation adjustment                                    (1,200,000)                        -

     Retained earnings (note 9)                                           31,501,635                   47,037,658
                                                                         -----------                  -----------

       Total stockholders' equity                                         42,815,662                   59,551,685
                                                                         -----------                  -----------

Total liabilities and stockholders' equity                               $86,433,260                  $94,926,140
                                                                         ===========                  ===========


Commitments and contingencies (notes 9, 12 and 18)


See accompanying notes to consolidated financial statements.


                                    DEVCON INTERNATIONAL CORP.
                                          AND SUBSIDIARIES

                                 Consolidated Statements of Operations

                 For Each of the Years in the Three-Year Period Ended December 31, 1997

                                                            1997               1996              1995
                                                            ----               ----              ----
Concrete and related products
   revenues                                            $ 51,460,633        $52,987,242        $37,716,253
Contracting revenues                                      9,851,775         13,981,732         16,068,283
Other revenues                                            2,931,343          2,509,395          2,366,926
                                                       ------------        -----------        -----------
       Total revenues                                    64,243,751         69,478,369         56,151,462

Cost of concrete and related
   products                                              41,659,401         39,276,983         29,069,207
Cost of contracting                                       9,708,684         12,457,949         14,102,977
Cost of other                                             2,310,628          1,913,286          1,720,911
                                                       ------------        -----------        -----------
       Gross profit                                      10,565,038         15,830,151         11,258,367

Operating expenses:
   Selling, general and
       administrative                                    13,337,564         12,056,001         10,682,423
   Provision for doubtful accounts
       and notes                                          2,932,245            302,863            301,510
   Impairment of long-lived assets                        2,373,288               -                  -
   Charge for litigation                                  4,500,000               -                  -
                                                       ------------        -----------        -----------
       Operating (loss) income                          (12,578,059)         3,471,287            274,434
                                                       ------------        -----------        -----------
Other income (deductions):
   Joint venture equity loss (note 5)                      (150,000)           (50,000)              -
   (Loss) gain on sale of property
       and equipment                                       (372,104)            (2,147)           164,116
   Interest expense                                      (2,668,277)        (2,609,580)        (2,555,848)
   Interest and other income                                537,651            392,355            462,840
   Minority interest                                          1,776            (17,819)           (31,693)
                                                       ------------        -----------        -----------
                                                         (2,650,954)        (2,287,191)        (1,960,585)
                                                       ------------        -----------        -----------
   (Loss) income from
       continuing operations
       before income taxes                              (15,229,013)         1,184,096         (1,686,151)

Income taxes (note 9)                                       307,010            383,089            145,352
                                                       ------------        -----------        -----------
   (Loss) income from
       continuing operations                            (15,536,023)           801,007         (1,831,503)

Discontinued operation (note 10)
   Impairment loss                                            -                   -              (800,000)
   Loss from discontinued operation                           -                   -              (115,000)
   Loss on sale of discontinued
       operation                                              -               (488,119)              -
                                                       ------------        -----------        -----------
  Loss from discontinued operation                            -               (488,119)          (915,000)
                                                       ------------        -----------        -----------
          Net (loss) earnings                          $(15,536,023)       $   312,888        $(2,746,503)
                                                       ============        ===========        ===========


See accompanying notes to consolidated financial statements.


                                     DEVCON INTERNATIONAL CORP.
                                          AND SUBSIDIARIES

                            Consolidated Statements of Operations (Continued)

                                                           1997                1996                1995
                                                           ----                ----                ----
Basic (loss) earnings per share:

   From continuing operations                          $  (3.45)           $    .18            $      (.41)

   From discontinued operation                              -                  (.11)                  (.21)
                                                       ----------          -----------         -----------
          Net basic (loss) earnings                    $  (3.45)           $    .07            $      (.62)
                                                       ==========          ===========         ===========


Diluted (loss) earnings per share:

   From continuing operations                          $  (3.45)           $    .17                   (.41)

   From discontinued operation                              -                  (.10)                  (.21)
                                                       ----------          ----------          -----------
          Net diluted (loss) earnings                  $  (3.45)           $    .07            $      (.62)
                                                       ==========          ===========         ===========

Weighted average number of common
  shares outstanding - basic                            4,498,935            4,490,329           4,431,360
                                                       ==========          ===========         ===========

Weighted average number of common
  shares outstanding - diluted                          4,498,935            4,596,536           4,431,360
                                                       ==========          ===========         ===========


See accompanying notes to consolidated financial statements.

                                           DEVCON INTERNATIONAL CORP.
                                                 AND SUBSIDIARIES

                                 Consolidated Statements of Stockholders' Equity

                      For Each of the Years in the Three-Year Period Ended December 31, 1997


                                                 ADDITIONAL       CUMULATIVE
                                  COMMON          PAID-IN         TRANSLATION           RETAINED
                                  STOCK           CAPITAL         ADJUSTMENT            EARNINGS              TOTAL
                                  -----           -------         ----------            --------              -----
Balances at
 December 31, 1994               $443,118         $11,740,700        $     -            $49,471,273         $61,655,091

Stock issued in
 connection with
 acquisition of
 additional
 partnership
 interest                           3,333             246,665              -                  -                 249,998

Net loss                             -                   -                 -             (2,746,503)         (2,746,503)
                               ----------          ----------         ----------         ----------          ----------
Balances at
 December 31, 1995                446,451          11,987,365              -             46,724,770          59,158,586

Stock issued in
 connection with
 exercise of stock
 options                            3,443              76,768              -                   -                 80,211

Net earnings                         -                   -                 -                312,888             312,888
                                 --------             -------          ---------         ----------         -----------

Balances at
 December 31, 1996                449,894          12,064,133                           $47,037,658         $59,551,685

Translation
 adjustment                           -                  -           (1,200,000)               -             (1,200,000)

Net loss                              -                  -                  -           (15,536,023)        (15,536,023)
                                 --------         -----------         ---------         -----------         -----------
Balances at
 December 31, 1997               $449,894         $12,064,133       $(1,200,000)        $31,501,635         $42,815,662
                                 ========         ===========       ===========         ===========         ===========


See accompanying notes to consolidated financial statements.


                                       DEVCON INTERNATIONAL CORP.
                                             AND SUBSIDIARIES

                                     Consolidated Statements of Cash Flows

                      For Each of the Years in the Three-Year Period Ended December 31, 1997

                                                                      1997                 1996               1995
                                                                      ----                 ----               ----
Cash flows from operating activities:
   Net (loss) earnings                                           $(15,536,023)         $  312,888         $(2,746,503)

Adustments to reconcile net (loss) earnings to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                               6,143,726           5,421,183           4,714,254
        Deferred income tax benefit                                   (95,609)           (156,579)           (777,021)
        Joint venture equity loss                                     150,000              50,000                -
        Provision for doubtful accounts
             and notes                                              2,932,245             302,863             301,510
        Impairment on long-lived assets                             2,373,288                -                   -
        Loss (gain) on sale of property
             and equipment                                            372,104               2,147            (164,116)
        Charge for litigation                                       4,500,000                -                   -
        Loss from discontinued operation                                 -                488,119             915,000
        (Increase) decrease in minority
             interest in consolidated
             subsidiaries                                              (1,776)             17,819              31,693

Changes in operating assets and liabilities:
        (Increase) decrease in receivables                         (3,103,435)         (2,314,992)            347,378
        Decrease (increase) in costs
             in excess of billings and
             estimated earnings                                     2,795,153             337,124            (850,490)
        Decrease (increase) in inventories                            388,218            (606,400)          1,222,357
        (Increase) decrease in other
             current assets                                          (111,438)            136,804              17,399
        Increase in other assets                                      (13,220)               -                (65,249)
        Increase (decrease) in accounts
             payable and accrued expenses                           1,473,635          (1,527,284)            858,170
        Increase (decrease) in billings in
             excess of costs and estimated
             earnings                                                  24,756            (653,747)            710,121
        (Decrease) increase in income
             taxes payable                                           (148,532)            336,360             641,375
        (Decrease) increase in other non-
             current liabilities                                     (295,070)           (502,838)             42,985
                                                                  -----------          ----------         -----------
        Net cash provided by continuing
             operations                                             1,848,024           1,643,467           5,198,863

        Net cash used in
             discontinued operation                                      -               (102,005)           (165,886)
                                                                 ------------          ----------         -----------

        Net cash provided by operating
             activities                                          $  1,848,024          $1,541,462         $ 5,032,977
                                                                 ============          ==========         ===========


See accompanying notes to consolidated financial statements.


                                                DEVCON INTERNATIONAL CORP.
                                                     AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements

                            For the Years in the Three-Year Period Ended December 31, 1997

                                                                     1997                  1996                  1995
                                                                     ----                  ----                  ----
Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                                 $(8,534,518)          $(6,643,817)              $(6,249,083)
  Proceeds from disposition of
    property, plant and equipment                                 572,724             5,876,197                   697,887
  Payment to acquire subsidiary company                           (71,803)             (171,711)               (1,000,000)
  Issuance of notes                                                  -                 (245,477)                 (227,233)
  Payments on notes                                             2,822,968             2,478,790                 2,831,286
  Advances to affiliates                                         (123,350)                 -                      (36,209)
  Advances from affiliates                                        452,592                  -                      340,000
                                                              -----------           -----------               -----------
        Net cash (used in) provided by
         investing activities                                  (4,881,387)            1,293,982                (3,643,352)
                                                              ------------          -----------               -----------

Cash flows from financing activities:
  Proceeds from debt                                            6,795,917            10,823,916                 5,986,004
  Principal payments on debt                                   (4,514,833)          (13,452,545)               (6,585,891)
  Payments for debt issuance costs                                   -                 (200,485)                    -
  Net borrowings (repayments) from bank
    overdrafts                                                   (150,347)              481,526                  (315,650)
                                                              ------------          -----------               -----------
        Net cash provided by (used in)
          financing activities                                  2,130,737            (2,347,588)                 (915,537)
                                                              ------------          -----------               -----------

        Net (decrease) increase in cash
          and cash equivalents                                   (902,626)              487,856                   474,088

Cash and cash equivalents at
   beginning of year                                            1,903,994             1,416,138                   942,050
                                                              -----------           -----------                ----------

Cash and cash equivalents at
     end of year                                              $ 1,001,368           $ 1,903,994               $ 1,416,138
                                                              ===========           ===========               ===========

Supplemental disclosures of cash flow information:
        Cash paid for:
          Interest                                            $ 2,641,531           $ 2,648,250               $ 2,579,748
                                                              ===========           ===========               ===========
     Income taxes                                             $   249,523           $   203,308               $    87,888
                                                              ===========           ===========               ===========

Supplemental non-cash items:

During 1995, the Company issued 33,333 shares of common stock to acquire an additional interest in a Mexican manufacturing partnership.

During 1996, the minority interest shareholders in the new subsidiary operating in Puerto Rico exchanged equipment, leaseholds and notes receivable totaling $1,231,774 for their 49.98 percent ownership.

During 1997, the Company recorded a translation adjustment of $1.2 million related to its subsidiary in St. Martin.

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1997, 1996 and 1995

(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      DESCRIPTION OF BUSINESS

                  Devcon International Corp. and its subsidiaries (the "Company") produce and distribute ready-mix concrete, crushed stone, concrete block, and asphalt and distribute bulk and bagged cement in the Caribbean. The Company also performs earthmoving, excavating and filling operations and builds golf courses, roads, utility infrastructures, dredges waterways and constructs deep-water piers and marinas in the Caribbean.

         (b)      PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of Devcon International Corp. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                  The Company's investments in unconsolidated joint ventures and affiliates are accounted for by the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these companies.

         (c)      REVENUE RECOGNITION

                  CONCRETE AND RELATED PRODUCTS

                  Revenue is recognized when the products are delivered.

                  CONTRACTING

                  The Company uses the percentage of completion method of accounting for financial statement preparation and tax reporting purposes. Revenues earned and related costs are recorded based on the Company's estimates of the percentage of completion of each project using the cost-to-cost method. Anticipated losses on contracts are charged to earnings when probable and estimable. Changes in estimated profits on contracts are recorded in the period of change. Selling, general and administrative expenses are not allocated to contract costs. Monthly billings are based on the percentage of work completed in accordance with a specific contract. Contracts are generally completed within one year of the commencement date, although the Company has had contracts that extended past one year.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  OTHER

                  Other revenue consists of revenue from a marina owned by the Company. This marina was sold in 1998. Revenue is recognized when products or services are delivered.

         (d)      CASH AND CASH EQUIVALENTS

                  The Company considers financial instruments with an original maturity or restriction of three months or less at time of purchase to be cash equivalents.

         (e)      INVENTORIES

                  The cost of sand, stone, cement and concrete block inventories is determined using average costs approximating the first-in, first-out (FIFO) method and is not in excess of market. All other inventories are stated at the lower of average cost or market.

         (f)      PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment are stated at cost. Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful life of the asset. Property, plant and equipment, including leasehold improvements, are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

                  Useful lives and/or lease terms for each asset type are summarized below:

                           Buildings                          15 - 40 years
                           Leasehold interests                 3 - 55 years
                           Equipment                           3 - 20 years
                           Furniture and fixtures              3 - 10 years

                  In 1997, the Company's management segregated a number of assets, which the Company has identified as not being required for its current or future business operations. These assets include real estate, earth-moving machinery, and various other items of construction rolling equipment and are classified as assets held for sale.

         (g)      FOREIGN CURRENCY TRANSLATION

                  The Company owns subsidiaries whose functional currencies are the Eastern Caribbean Dollar and the French Franc. The assets and liabilities of these subsidiaries have been translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated into U.S. dollars at average exchange rates during the period. The translation adjustment for 1997 decreased equity by $1.2 million. The adjustment for 1996 was not significant.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (h)      INTANGIBLE ASSETS

                  The excess of cost over the fair value of net assets of subsidiaries acquired and non-compete agreements are amortized over five to fifteen year periods on a straight-line basis. The Company periodically evaluates the recoverability of its intangible assets as well as their amortization periods to determine whether an adjustment to the carrying value or a revision to the estimated useful lives is appropriate. The primary indicators of recoverability are the current and forecasted operating cash flows which pertain to that particular asset. An entity that has a deficit in its cash flow from operations for a full fiscal year, in light of the surrounding economic environment, is viewed by the Company as a situation which could indicate an impairment of value. Taking into account the above factors, the Company determines that an impairment loss has been triggered when the future projected undiscounted cash flows associated with the intangible asset does not exceed its current carrying amount and the amount of the impairment loss to be recorded is the difference between the current carrying amount and the future projected discounted cash flows. Based on the Company's policy, management believes that there is no impairment of value related to the intangible assets as of December 31, 1997.

                  Accumulated amortization on intangible assets amounted to $550,795 in 1997 and $371,187 in 1996.

         (i)      EARNINGS (LOSS) PER SHARE

                  In December of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128") which establishes new standards for computing and presenting earnings per share. Prior periods have been presented to conform to SFAS 128. Earnings per share for all prior periods have been restated to reflect the provisions of this statement.

                  Basic earnings per share is computed by dividing net income
                  (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed assuming the exercise of stock options, as well as their related income tax effects, unless their effect was antidilutive. For loss periods, weighted average common share equivalents are excluded from the calculation as their effect would be antidilutive. See Note 2 of Notes to Consolidated Financial Statements for the computation of basic and diluted earnings per share data.

         (j)      FOREIGN OPERATIONS

                  Various portions of the Company's operations are conducted in foreign areas, primarily Antigua, St. Maarten, St. Martin, Tortola, Dominica, Saba and St. Kitts, all of which are in the Caribbean. In 1997, 62.2 percent of the Company's revenues were derived from

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  foreign operations. Overseas contract work performed by the parent company (a United States corporation) is not considered foreign source revenue for purposes of the foregoing calculation. The potential risks of doing business in foreign areas include potential adverse changes in the diplomatic relations of foreign countries with the United States, changes in the relative purchasing power of the United States dollar, hostility from local populations, adverse effects of exchange controls, restrictions on the withdrawal of foreign investment and earnings, government policies against busi nesses owned by non-nationals, expropriations of property, the instability of foreign governments and the risk of insurrection that could result in losses against which the Company is not insured. The Company was not subject to these risks in Florida and is not subject to them in Puerto Rico or the United States Virgin Islands (United States territories that use the United States dollar as their currency). Although the Company has not encountered significant difficulties in its foreign operations in the past, there can be no assurance that the Company will not encounter difficulties in the future.

         (k)      INCOME TAXES

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

                  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income for the period that includes the enactment date.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (l)      USE OF ESTIMATES

                  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles.

         (m)      IMPAIRMENT OF LONG-LIVED ASSETS AND
                  FOR LONG-LIVED ASSETS TO BE DISPOSED OF

                  The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

                  Due to lower volumes in 1997, the Company recorded a charge of approximately $2.4 million for the impairment of long-lived assets during 1997.

                  (n)      STOCK OPTION PLANS

                  Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (o)       RECENT ACCOUNTING PRONOUNCEMENTS

                  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate a significant impact of the adoption of SFAS 130 on the Company's consolidated financial position, results of operations or cash flows.

                  In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in the annual consolidated financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Management does not anticipate a significant impact of the adoption of SFAS 131 on the Company's consolidated financial position, results of operations or cash flows.

                  In February 1998, the FASB issued SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. SFAS 132 standardizes the disclosure requirements of SFAS 87 and SFAS 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS 132 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate a significant impact of the adoption of SFAS 132 on the Company's consolidated financial position, results of operations or cash flows.

         (p)      RECLASSIFICATION

                  Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)      EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share data:


                                                                 1997              1996             1995
                                                                 ----              ----             ----

         Weighted average shares-outstanding                  4,498,935         4,490,329        4,431,360

         Effect of dilutive securities:
         Options                                                   -              106,207             -
                                                              ---------         ---------        ------

         Diluted shares                                       4,498,935         4,596,536        4,431,360
                                                              =========         =========        =========


                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Options to purchase 148,300 shares of common stock at $2.33 per share, were outstanding for the year ended December 31, 1997, but were not included in the computation of diluted earnings per share because the inclusion of the options would be antidilutive. The options expire at varying dates.

         Options to purchase 416,380 shares of common stock, at prices ranging from $2.33 to $7.00 per share, were outstanding for the year ended December 31, 1995, but were not included in the computation of diluted earnings per share because the inclusion of the options would be antidilutive. The options expire at varying dates.

(3)      RECEIVABLES

         Receivables consist of the following:


                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                              1997                  1996
                                                                              ----                  ----
           Concrete and related products
             division trade accounts receivable                           $11,343,234            $10,005,085
           Land development contracting
             division trade accounts
             receivable, including retainages                               4,652,164              2,992,384
           Other division trade accounts receivable                            81,749                167,093
           Accrued interest and other receivables                             114,986                 71,715
           Notes and other receivables due from the
             Government of Antigua and Barbuda, net                        13,028,885             15,642,579
           Trade notes receivable - other                                   5,132,985              4,294,370
           Due from employees and officers                                    510,760                517,574
                                                                          -----------            -----------
                                                                           34,864,763             33,690,800
                   Allowance for doubtful accounts
                    and notes                                              (5,798,065)            (3,084,124)
                                                                           ----------            -----------
                                                                          $29,066,698            $30,606,676
                                                                          ===========            ===========

       Receivables are classified in the consolidated balance sheets as follows:


                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                              1997                  1996
                                                                              ----                  ----

         Current assets                                                   $13,928,997            $13,310,398
         Noncurrent assets                                                 15,137,701             17,296,278
                                                                          -----------            -----------
                                                                          $29,066,698            $30,606,676
                                                                          ===========            ===========

         Retainage will be due upon completion of construction contracts and acceptance by the customer. The Company expects retainage on completed contracts will be collected during 1998.

         Included in notes and other receivables are unsecured notes due from the Government of Antigua and Barbuda totaling a net amount of $11,932,433 and $14,598,656 in 1997 and 1996, respectively, which were delivered to the

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Company in connection with two construction contracts performed by the Company for the Government of Antigua and Barbuda, $2.0 million of which is classified as a current receivable. The notes are accounted for using the cost-recovery method and all payments received are applied against the outstanding principal balance of the notes. The notes call for both quarterly and monthly principal and interest payments until maturity in 1997. The notes will not be satisfied at maturity but the Antiguan government has advised the Company that payments will continue until the obligation is satisfied. The Government of Antigua has routinely made quarterly and monthly payments. A portion of the payment received from Antigua is derived from the lease proceeds that the Antiguan government receives from the United States Department of Defense for the rental of a military base. The Antiguan government has also entered into a written agreement with the Company requiring Antigua to pay $600,000 per year from its fuel tax revenues. Payments under this agreement commenced in January 1997. The Company does not presently anticipate any other material increases in or accelerations of payments by the Government of Antigua.

         Notes receivable from an Antiguan government agency, amounting to $855,803 in 1997 and 1996, are included in the total due from the government of Antigua, along with Antigua-Barbuda Government Development Bonds 1994-1997 series amounting to $240,649 and $188,120 in 1997 and 1996, respectively.

         The Company also has trade receivables from various Antiguan government agencies of $472,133 and $476,652 in 1997 and 1996, respectively. Several of the Company's customers perform services for the Antiguan government and depend on payments from the government to satisfy their obligations to the Company.

         Trade notes receivable - other consist of the following:


                                                                                            DECEMBER 31,
                                                                                    --------------------------
                                                                                    1997                  1996
                                                                                    ----                  ----
         Unsecured promissory notes receivable with
         varying terms and maturity dates                                       $  342,990          $  408,645

         Secured promissory notes receivable with
         varying terms and maturity dates                                          534,755             544,756

         8.0 percent note receivable due in weekly installments from April 1994 through March 2002, secured by first and
         second mortgages on two parcels of land                                   393,493             467,816

         8.0 percent note receivable, due on demand,
         secured by first mortgage on real
         property                                                                  826,231             805,341

         Notes receivable bearing interest at 2.0
         percent over prime interest rate, secured
         by real estate                                                            549,402             549,402


                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                                                            DECEMBER 31,
                                                                                    --------------------------
                                                                                    1997                  1996
                                                                                    ----                  ----
         8.0 percent note receivable, due in
         installments through July 2005, secured
         by land and building                                                      600,000             600,000

         12.5 percent note receivable, due in
         installments through June 30, 2001
         and secured by pledge of stock of
         subsidiary company (see note 5)                                           559,187             604,760

         6.0 percent note receivable, due in monthly
         installments from August
         1997 through July 2000                                                    215,127             313,650

         8.0 percent note receivable, due in
         installments through January 5, 2008,
         secured by real estate                                                  1,111,800                -
                                                                                ----------          ----------

                                                                                $5,132,985          $4,294,370
                                                                                ==========          ==========

(4)      INVENTORIES


                                                                                            DECEMBER 31,
                                                                                    --------------------------
                                                                                    1997                  1996
                                                                                    ----                  ----

         Inventories consist of the following:
         Sand, stone, cement and concrete block                                 $3,036,605          $5,262,116
         Maintenance parts                                                       1,229,380           1,232,562
         Other                                                                     513,136             504,000
                                                                                ----------          ----------
                                                                                $4,779,121          $6,998,678
                                                                                ==========          ==========

(5)      INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES AND
         AFFILIATES

         At December 31, 1997, the Company has equity interests in three real estate ventures, a 43 percent equity interest in a foreign construction company, a 1 percent equity interest in a commercial property development in Antigua and a 7 percent equity interest in a real estate project in the Bahamas (see Note 14). One real estate joint venture was formed primarily to acquire and develop land for sale in Antigua, West Indies. The other real estate venture was formed to develop property in Florida and has insignificant assets and operations. Losses of $150,000 and $50,000 were recognized in 1997 and 1996, respectively, related to the Company's investment in the foreign construction company. No income or loss was recognized in 1997 and 1996 on any of the other ventures because the amounts were not material.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                  DECEMBER 31, 1997                      DECEMBER 31, 1996
                                                  -----------------                      -----------------
                                                UNCONSOLIDATED JOINT                   UNCONSOLIDATED JOINT
                                               VENTURES AND AFFILIATES                VENTURES AND AFFILIATES
                                               -----------------------                -----------------------
                                          ADVANCES           INVESTMENTS            ADVANCES       INVESTMENTS
                                             TO                 IN                    TO               IN
                                          --------           -----------            --------       -----------
         Commercial property            $ 11,323             $   -              $   11,323         $     -
         Real estate                     507,538              132,130              960,130              8,780
         Construction                     50,000                 -                  50,000            150,000
                                        --------             --------           ----------         ----------
                                        $568,861             $132,130           $1,021,453         $  158,780
                                        ========             ========           ==========         ==========


(6)      ACQUISITIONS

         In May 1996, the Company contributed approximately $1.2 million in capital to a new subsidiary company in return for a 50.02 percent ownership interest. The new subsidiary leases and operates a quarry in Guaynabo, Puerto Rico. Capital contributions of the Company's minority ownership partners, amounting to approximately $1.2 million, are classified as part of minority interest in consolidated subsidiaries.

(7)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of financial instruments including cash, cash equivalents, receivables, net, other current assets, accounts payable trade and other, accrued expenses and other liabilities, notes payable to banks, and current installments of long-term debt approximated fair value at December 31, 1997 because of the short maturity of these instruments. The carrying value of debt and notes receivable approximated fair value at December 31, 1997 based upon the present value of estimated future cash flows.

(8)      LONG-TERM DEBT

         Long-term debt consists of the following:


                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                1997                    1996
                                                                                ----                    ----
         Installment notes payable in monthly installments through 2002, bearing interest at a weighted average rate of 9.2 percent and secured by equipment with a carrying value
         of approximately $12,416,000                                          $9,560,625             $6,943,967

         Notes and mortgages payable in installments through 2003, bearing interest at 8.0 to 10.8 percent and secured by equipment and real property with a carrying value
         of approximately $4,201,000                                            3,452,557              4,027,166



                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                1997                    1996
                                                                                ----                    ----
          Obligation arising from an acquisition,
         payable in monthly installments
         through 1998, discounted at 10.0 percent                                 200,683                375,895

         Unsecured notes payable due through 2002,
         bearing interest at a weighted average
         rate of 8.1 percent                                                    1,547,201              1,013,838

         Unsecured note payable to the Company's President, $800,000 due on demand and balance due January 1, 1999 and bearing
         interest at the prime interest rate                                    6,294,982              5,397,561

         Note payable to bank under a $400,000 revolving line of credit, due on demand, secured by a certificate of deposit and
         bearing interest at the prime interest rate                                 -                   400,000

         Note payable to a bank under a $1,000,000 revolving line of credit, matured in June 1997, bearing interest at 0.5 percent over
         the prime interest rate                                                     -                     1,000

         Note payable to a bank under a $500,000
         unsecured overdraft facility due on demand,
         bearing interest at 14.0 percent                                         384,473                   -

         Bank term loan of $6,000,000 due in monthly installments from December
         1996 through November 2002 and bearing interest at 1.0 percent over the prime interest rate. Secured by notes receivable from the Government of
         Antigua and real property and equipment with a net carrying value of
         approximately $7,309,000                                               4,916,658              5,916,668
                                                                              -----------            -----------
           Total debt outstanding                                             $26,357,179            $24,076,095
                                                                              ===========            ===========

         The effective interest on all debt outstanding was 10.6 percent at December 31, 1997 and 10.4 percent at December 31, 1996.


                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Shown in the consolidated balance sheets under the following captions:

                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                1997                    1996
                                                                                ----                    ----
         Current installments of long-term debt                               $ 8,990,968            $ 4,424,726
         Notes payable to banks                                                   384,473                400,000
         Long-term debt                                                        16,981,738             19,251,369
                                                                              -----------            -----------
                                                                              $26,357,179            $24,076,095
                                                                              ===========            ===========

         The total maturities of long-term debt, subsequent to December 31, 1997 are as follows:

                  1998                                      $ 9,375,442
                  1999                                        9,424,505
                  2000                                        3,488,088
                  2001                                        2,269,583
                  2002                                        1,185,363
                  Thereafter                                    614,198
                                                            -----------
                                                            $26,357,179

         In 1998, the Company sold a marina in the United States Virgin Islands and repaid its associated debt of approximately $3.0 million. The Company is in violation of certain loan covenants for the bank term loan as of December 31, 1997. The bank has agreed to waive the violations of the loan covenants, as long as the Company is current in its loan payments.

(9)      INCOME TAXES

         Income tax expense (benefit) consists of:

                                                       CURRENT            DEFERRED               TOTAL
                                                       -------            --------               -----
         1997:
           Federal                                     $   -              $ (35,081)           $(35,081)
           State                                           -                   -                   -
           Foreign                                      402,619             (60,528)            342,091
                                                       --------           ---------            --------
                                                       $402,619           $ (95,609)           $307,010
                                                       ========           =========            ========
         1996:
           Federal                                     $   -              $    -               $   -
           State                                           -                   -                   -
           Foreign                                      539,668            (156,579)            383,089
                                                       --------           ---------            --------
                                                       $539,668           $(156,579)           $383,089
                                                       ========           =========            ========
         1995:
           Federal                                     $  5,000           $    -               $  5,000
           State                                           -                   -                   -
           Foreign                                      917,373            (777,021)            140,352
                                                       --------           ---------            --------
                                                       $922,373           $(777,021)           $145,352
                                                       ========           =========            ========


                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The significant components of deferred income tax benefit attributable to income or loss from continuing operations for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                                 DECEMBER 31,
                                                                -------------------------------------------
                                                                1997                1996               1995
                                                                ----                ----               ----
         Deferred income tax
           (benefit)expense                                $ (2,354,695)          364,000          $2,342,000
         Increase (decrease) in
          valuation allowance for
          deferred tax assets                                 2,259,086          (520,579)         (3,119,021)
                                                             ----------        ----------          ----------
                                                           $   ( 95,609)       $ (156,579)         $ (777,021)
                                                           ============        ----------          ----------


         The actual expense differs from the "expected" tax expense computed by applying the U.S. Federal corporate income tax rate to earnings before income taxes as follows:

                                                              1997                1996               1995
                                                              ----                ----               ----
         Computed "expected"
           tax (benefit) expense                            $(4,594,000)        $402,600           $ (934,000)
         Increase (reduction) in income taxes resulting from:
            Tax incentives granted to a subsidiary in U.S.
              possession                                           -             (94,000)                -
            Tax incentives granted
              to foreign subsidiaries                          (629,000)      (1,097,000)          (1,208,000)
            Change in deferred tax
              valuation allowance                             2,259,086         (520,579)                -
            Net operating losses not
              utilized                                        3,466,235        1,648,979            2,294,000
            Other                                              (195,311)          43,089               (6,648)
                                                             ----------       ----------           ----------
                                                            $   307,010       $  383,089           $  145,352
                                                            ===========       ==========           ==========

         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss carryforwards.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 are presented below:

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                                                  DECEMBER 31,
                                                                           ----------------------------
                                                                           1997                    1996
                                                                           ----                    ----
         Deferred tax assets:
            Net operating loss carryforwards                           $ 7,861,345             $ 6,024,000
           Other                                                           702,350                   -
                                                                       -----------             -----------
                  Total gross deferred tax assets                        8,563,695               6,024,000
                  Less valuation allowances                             (5,873,486)             (3,614,400)
                                                                       -----------             -----------
                  Net deferred tax assets                                2,690,209               2,409,600

         Deferred tax liabilities:
            Plant and equipment, principally due
              to differences in depreciation and
              capitalized interest                                      (2,690,000)             (2,458,000)
            Investments in joint ventures,
              principally due to differences in
              recording the investment between
              book and tax                                                (400,000)               (447,000)
                                                                       -----------             -----------
                  Total gross deferred tax liabilities                  (3,090,000)             (2,905,000)

                  Net deferred tax liabilities                         $  (399,791)            $  (495,400)
                                                                       ===========             ===========

         The valuation allowance for deferred tax assets as of December 31, 1997 was $5.9 million. The valuation allowance was established at approximately 70 percent of the potential deferred tax benefit as the Company believes it can utilize net operating losses via partial repatriation of foreign subsidiary earnings.

         In April 1988, the U.S. Virgin Islands Industrial Development Commission (IDC) granted a subsidiary of the Company a 10-year tax exemption expiring in April 1998, pursuant to which, and subject to certain conditions and exceptions, the Company's (i) production and sale of ready-mix concrete; (ii) production and sale of concrete block on St. Thomas and St. Johns and outside of the U.S. Virgin Islands;
         (iii) production and sale of sand and aggregate; and (iv) bagging of cement from imported bulk cement, are 100 percent exempt from all United States Virgin Islands real property, gross receipts (currently set at 4.0 percent) and excise taxes, 90.0 percent exempt from United States Virgin Islands income taxes, and approximately 83 percent exempt from United States Virgin Islands customs duties. The IDC granted the Company the tax exemption in return for the Company's commitment to:
         (i) make capital expenditures of at least $4.6 million for new or replacement equipment over a 10-year period; (ii) employ a minimum of 142 United States Virgin Islands residents as full-time personnel;
         (iii) spend at least $75,000 annually for a youth-training program;
         (iv) not increase the price of its concrete and related products, except as the result of certain direct cost increases incurred by the Company over which it has no control; and (v) make an annual scholarship fund contribution of $150,000.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         In January 1994, the Company received a five-year extension, through April 2003, of its previously granted benefits. This extension was granted in return for the Company agreeing to: (i) continue to employ a minimum of 160 United States Virgin Islands residents as full time personnel; (ii) make additional capital expenditures of $1.7 million; and (iii) continue to make a combined job training/scholarship contribution of $225,000 per annum during the extension period. The Company believes it is in compliance with all the requirements of these programs.

         In partial consideration for the Company's work on a major contract, the Government of Antigua granted two subsidiaries of the Company a 10-year tax holiday effective January 1, 1987 and expired on December 31, 1996 from all taxes due (i) in connection with the Company's construction contract with Antigua to, among other things, dredge St. John's harbor, (ii) as a result of the Company's participation in a joint venture to develop 230 acres of vacant land as well as 20,000 square feet of commercial property in Antigua; and (iii) in connection with the Company's sale of concrete and related products in Antigua. The tax holiday also exempted the Company from certain accrued tax liabilities. In 1989, in connection with and in consideration for additional work done by the Company with respect to the foregoing contract, the Government of Antigua granted an additional tax exemption to the Company. The tax exemption exempted the Company from taxes that would otherwise result from the Company's income relating to a construction contract in Jolly Harbor, Antigua.

         At December 31, 1997, approximately $33.7 million of foreign subsidiaries earnings have not been distributed and no U.S. income taxes have been provided thereon as these earnings are considered permanently reinvested in the subsidiaries' operations, and in the year earned, were not of the nature which would require current income tax recognition under United States income tax laws. Should the foreign subsidiaries distribute these earnings to the parent company or provide the parent company access to these earnings through other means, taxes at the U.S. Federal tax rate, net of foreign tax credits, may be incurred.

         At December 31, 1997, the Company had accumulated net operating loss carryforwards available to offset future taxable income in their Caribbean and United States operations of approximately $20.8 million, which expire in varying periods through the year ended December 31, 2006.

(10)     DISCONTINUED OPERATIONS

         In September 1989, a subsidiary of the Company obtained a minority interest in a partnership engaged in the manufacture, sale and distribution of acoustical ceiling tiles. The subsidiary invested approximately $1.2 million in the partnership for a 29.0 percent interest and two of the Company's directors obtained an 11.0 percent interest for which they paid $450,000. In January 1994, an Antiguan subsidiary of the Company became the new general partner and the Company's ownership interest in the partnership was increased to 64.5 percent. The directors' ownership interest was reduced to 6.5 percent. In November 1995 the Company decided to sell this operation because of its poor operating

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         results and uncertain prospects for improvement. Accordingly, at December 31, 1995, the intended disposal was accounted for as a discontinued operation. The consolidated financial statements for all prior periods were presented restated to reflect the ceiling tile partnership as a discontinued operation. The Company's investment in the partnership was written down $800,000, to its estimated net realizable value of approximately $749,000, which consists principally of property, equipment and inventory with a net book value of approximately $1.4 million, along with debt of approximately $621,000. The Company provided no reserve for anticipated losses during the phase-out period and recognized no income tax benefit on the loss from discontinued operations. The Company sold its interest in the ceiling tile business in September 1996 in exchange for one secured promissory note in the amount of $600,000 and one unsecured promissory note in the amount of $385,000 and took an additional loss on disposal of approximately $488,000 at December 31, 1996. The outstanding amounts of the two notes as of December 31, 1997, were $600,000 and $216,000, respectively.

(11)     FOREIGN SUBSIDIARIES

         Summary combined financial information for the Company's foreign subsidiaries, located in the Caribbean, except for those located in the U.S. Virgin Islands and Puerto Rico are as follows:


                                                                              DECEMBER 31,
                                                                       --------------------------
                                                                       1997                  1996
                                                                       ----                  ----
         Current assets                                           $12,208,735            $14,707,914
         Advances to the Company                                   (7,380,516)            (3,821,952)
         Property, plant and equipment, net                        19,160,861             22,144,913
         Investment in joint ventures and
           affiliates, net                                            654,126              1,158,233
         Notes receivable, net                                     13,556,730             15,923,419
         Other assets                                               1,502,820              1,432,475
                                                                  -----------            -----------
                  Total assets                                    $39,702,756            $51,545,002
                                                                  ===========            ===========
         Current liabilities                                      $ 5,271,958            $ 4,453,492
         Long-term debt                                             2,944,665              1,916,966
         Equity                                                    31,486,133             45,174,544
                                                                  -----------            -----------
                  Total liabilities and equity                    $39,702,756            $51,545,002
                                                                  ===========            ===========



                                                1997                  1996                   1995
                                                ----                  ----                   ----
         Revenue                            $39,979,868           $36,474,931            $29,858,843
         Expenses                            43,140,338            34,283,074             27,955,868
                                            -----------           -----------            -----------
         Net (loss) earnings                $(3,160,470)          $ 2,191,857            $ 1,902,975
                                            ===========           ===========            ===========


                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12)     LEASE COMMITMENTS

         The Company leases real property, buildings and equipment under operating leases that expire over one to fifty-five years. Future minimum lease payments under noncancellable operating leases as of December 31, 1997 are as follows:


                                                                               OPERATING
                                                                                LEASES
                                                                             ------------
         Years ending December 31,
                  1998                                                       $ 3,680,338
                  1999                                                         3,687,107
                  2000                                                         3,546,138
                  2001                                                         1,335,253
                  2002                                                         1,175,431
                  Thereafter                                                  10,788,292
                                                                             -----------
         Total minimum lease payments                                        $24,212,559
                                                                             ===========

         Total rent expense for operating leases was $4,083,000 in 1997, $1,843,719 1996 and $1,147,041 in 1995. Some operating leases have provisions for contingent rentals or royalties based on related sales and production; such contingent expense amounted to $261,138 in 1997, $160,433 in 1996 and $63,575 in 1995. Included in the above minimum lease commitments are royalty payments due to the owners of the Societe des Carrieres de Grand Case (SCGC) quarry. See Note 18.

         During November 1997, the Company sold its leasehold right on a long term land lease with the Dutch government of St. Maarten. In connection with this transaction the Company recorded a loss on disposition of leasehold of approximately $240,000. The operating land lease was revised so that the property will be vacated by mid-1998.

         On February 3, 1998, the Company sold its property holdings at Crown Bay Marina on St. Thomas, U.S. Virgin Islands for $3.3 million which approximated net book value and related costs of disposition. The proceeds from the sale were utilized to repay debt on the property of approximately $3.0 million. The related long term operating lease was transferred by assignment to the new owner of Crown Bay Marina.

(13)     LINES OF BUSINESS

         The Company operates primarily in two principal lines of business. Information about the Company's operations in these different industries are as follows:


                                                                          DECEMBER 31,
                                                       ----------------------------------------------
                                                       1997                   1996               1995
                                                       ----                   ----               ----
         Revenues:
           Concrete and related
              products                          $ 51,460,632          $52,987,242          $ 37,716,253
           Contracting                             9,851,776           13,981,732            16,068,283
           Other                                   2,931,343            2,509,395             2,366,926
                                                ------------          -----------          ------------
                Total                           $ 64,243,751          $69,478,369          $ 56,151,462
                                                ============          ===========          ============


                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                                       DECEMBER 31,
                                                    -----------------------------------------------
                                                    1997                   1996                1995
                                                    ----                   ----                ----
         Operating (loss) income:
            Concrete and related
              products                          $ (4,322,497)         $ 4,864,592          $  1,252,108
            Contracting                           (3,501,538)          (1,093,272)             (569,224)
            Other                                    433,976              415,967               409,550
            Unallocated corporate
              overhead                            (5,188,000)            (716,000)             (818,000)
                                                -------------         -----------          ------------
                  Total                         $(12,578,059)         $ 3,471,287          $    274,434
                                                ============          ===========          ============
         Identifiable assets:
            Concrete and related
              products                          $ 54,648,778          $59,977,843          $ 54,870,922
            Contracting                           12,652,785           12,729,631            17,546,377
            Other                                 19,131,697           22,218,666            24,895,341
                                                ------------          -----------          ------------
                  Total                         $ 86,433,260          $94,926,140          $ 97,312,640
                                                ============          ===========          ============
         Depreciation and
          amortization:
            Concrete and related
              products                          $  4,446,488          $ 3,889,666          $  3,187,278
            Contracting                            1,426,563            1,261,863             1,257,950
            Other                                    270,675              269,654               269,026
                                                ------------          -----------          ------------
                  Total                         $  6,143,726          $ 5,421,183          $  4,714,254
                                                ============          ===========          ============
         Capital expenditures:
            Concrete and related
              products                          $  6,883,182          $ 5,539,134          $  3,484,749
            Contracting                            1,619,025            1,072,683             2,764,334
            Other                                     32,311               32,000                  -
                                                 -----------          -----------          ------------
                  Total                         $  8,534,518          $ 6,643,817          $  6,249,083
                                                 ===========          ===========          ============

         Revenues by line of business include only sales to unaffiliated customers, as reported in the Company's consolidated statements of operations.

         The note receivable from the Government of Antigua and Barbuda is included in identifiable assets, other.

         Operating income (loss) is revenues less operating expenses. In computing operating income (loss), the following items have not been added or deducted: interest expense, income tax expense, equity in earnings from unconsolidated joint ventures and affiliates, interest and other income, minority interest and gain or loss on sales of equipment.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(14)     RELATED PARTY TRANSACTIONS

         The Company leases a 4.4 acre parcel of real property from the Company's President, pursuant to which he received approximately $49,000 in annual rent in 1997, 1996, and 1995.

         At December 31, 1997, the Company has borrowed approximately $6.3 million from the Company's President. The note is unsecured and bears interest at the prime interest rate. Eight hundred thousand is due on demand and $5.5 million is due on January 1, 1999. The President has the option to make the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires 15 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the common stock. The Company repaid $700,000 of the principal to the President in the first quarter of 1998. See Note 8.

         During 1997 the Company invested $123,000 for a 7 percent interest in a real estate joint venture in which the President and one Board member of the Company also participates with equity of 21 percent and 6 percent, respectively.

         Other assets include amounts due from certain officers and employees as a result of payments made by the Company pursuant to a split-dollar life insurance plan. The Company's advances to pay premiums are secured by a pledge of the cash value of the issued policies. Amounts due the Company under the split-dollar life insurance plan amounted to $583,000 and $493,000 in 1997 and 1996, respectively.

(15)     STOCK OPTION PLANS

         The Company adopted stock option plans for officers and employees in 1986 (the "1986 Plan") and 1992 (the "1992 Plan"). Each plan terminates ten years after the adoption date. Until 1996 and 2002, respectively, options to acquire up to 300,000 and 350,000 shares, respectively, of common stock may be granted to officers and employees of the Company at no less than the fair market value on the date of grant.

         All stock options granted pursuant to the 1986 Plan not already exercisable vest and become fully exercisable (i) on the date the Optionee reaches the age of 65 years old and for the six-month period thereafter or as otherwise modified by the Company's Board of Directors, (ii) on the date of permanent disability of the Optionee and for the six-month period thereafter, (iii) on the date of a change of control and for the six-month period thereafter, and (iv) on the date of termination of the Optionee by the Company from employment with the Company without cause and for the six-month period after termination.

         All stock options granted pursuant to the 1992 Plan vest and become exercisable in varying terms and periods which are established by the Compensation Committee of the Board of Directors. All options issued pursuant to the 1992 Plan expire ten years after the date of issue.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The Company adopted a stock-option plan for directors in 1992 (the "1992 Directors' Plan"). This plan terminates in 2002. Options to acquire up to 50,000 shares of common stock may be granted to directors at no less than the fair-market value on the date of grant. The 1992 Directors' Plan provides that each director shall receive an initial grant of 8,000 shares and be granted an additional 1,000 shares annually immediately subsequent to their reelection as a director of the Company. All stock options have ten-year terms, vest and become fully exercisable six months after the date of issue.

         Stock option activity for all plans during the periods indicated is as follows:

                             1986 PLAN                         1992 PLAN                    DIRECTORS PLAN
                         ------------------                ----------------                ---------------
                                         EXERCISE                      EXERCISE                       EXERCISE
                       SHARES             PRICE           SHARES        PRICE           SHARES         PRICE
                       ------            --------         ------       --------         ------        --------
                                           (All exercise prices rounded to the nearest dollar)
Balance at
  12/31/94           203,380         $2 to $7           40,000       $10              30,000       $6 to $14

  Granted               -               -              210,000       $7                3,000       $8
  Exercised             -               -                 -            -                -            -
  Expired               -               -                 -            -                -            -
                     -------                           -------                       -------
Balance at
  12/31/95           203,380         $2 to $7          250,000       $7 to $10        33,000       $6 to $14

  Granted               -               -               30,000       $8               10,000       $9
  Exercised          (34,425)        $2                   -            -               -             -
  Expired               -               -                 -            -             (11,000)      $6 to $14
                     ------                            -------                       -------
Balance at
  12/31/96           168,955         $2 to $7          280,000       $7 to $10        32,000       $6 to $14

  Granted               -               -               30,000       $5                3,000       $5
  Exercised             -               -                -             -                -
  Expired             (9,180)           -              (74,000)        -                -
                     -------                           -------                       ----
Balance at
  12/31/97           159,775         $2 to $7          236,000       $5 to $10        35,000       $5 to $14
                     =======                           =======                       =======

Exercisable          118,725                            94,000                        35,000
                     =======                           =======                       =======
Available for
future grant           -0-                             114,000                        15,000
                     =======                           =======                       =======

         The per-share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $2.46, $4.30 and $3.39, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                           1997           1996            1995
                                           ----           ----            ----
         Expected dividend yield            -              -               -
         Expected price volatility        21.4%           18.1%           11.7%
         Risk-free interest rate           5.7%            7.0%            7.0%
         Expected life of options        10 years       10 years        10 years

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income or loss would have been the pro forma amounts indicated below:


                                                         1997                   1996         1995
                                                         ----                   ----         ----
         Net (loss) income,
           as reported                                 $(15,536,023)             $312,888        $(2,746,503)
         Net (loss) income,
           pro forma                                   $(15,651,524)             $189,164        $(2,754,185)

         Basic (loss) earnings
           per share from
           continuing operations,
           as reported                                 $    (3.45)               $  .18          $   (.41)
                                                       ===========               ========        =========
         Basic (loss) earnings
           per share from
           continuing operations,
           pro forma                                   $    (3.48)               $  .15          $   (.42)
                                                       ===========               ========        =========

         Pro forma net (loss) income reflects only options granted in 1996, 1995 and 1994. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net (loss) income amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1994 is not considered.

(16)     EMPLOYEE BENEFIT PLANS

         The Company sponsors a 401(k) plan for certain employees over the age of 21 with 1,000 hours of service in the previous 12 months of employment. Employee contributions are matched by the Company up to 3.0 percent of an employee's salary. The Company's contributions totaled $148,183 in 1997, $148,758 in 1996 and $129,518 in 1995.

(17)     COSTS AND ESTIMATED EARNINGS ON CONTRACTS


                                                                              DECEMBER, 31
                                                                       ---------------------------
                                                                       1997                   1996
                                                                       ----                   ----
         Costs incurred on uncompleted
           contracts                                          $  6,561,759              $ 22,764,409
         Costs incurred on completed
           contracts                                            79,576,661                65,279,390
         Estimated earnings                                     17,499,392                16,851,270
                                                              ------------              ------------
                                                               103,637,812               104,895,069
            Less:  Billings to date                           (103,445,513)             (101,882,861)
                                                              ------------              ------------
                                                              $    192,299              $  3,012,208
                                                              ============              ============


                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Included in the accompanying consolidated balance sheets under the following captions:


                                                                              DECEMBER 31
                                                                   ------------------------------
                                                                   1997                      1996
                                                                   ----                      ----
         Costs in excess of billings
           and estimated earnings                             $    329,707              $  3,124,860
         Billings in excess of costs
           and estimated earnings                                 (137,408)                 (112,652)
                                                              ------------              ------------
                                                              $    192,299              $  3,012,208
                                                              ============              ============


(18)     COMMITMENTS AND CONTINGENCIES

         The Company believes it is entitled to additional compensation on a Florida construction project and is pursuing a claim of approximately $4.0 million against the owner of the property. Included in this claim, the Company has an account receivable of approximately $1.3 million from the owner of the project. Management does not believe any reserves are required for the account receivable. While the Company believes it has a meritorious claim, there is no assurance that the claim will be settled on a basis favorable to the Company. No income or loss on this contract was recorded in 1997, 1996 or 1995.

         The Company has contingent obligations and has made certain guarantees in connection with acquisitions, its participation in certain joint ventures, certain employee and construction bonding matters and its receipt of a tax exemption. As part of the 1995 acquisition of Societe des Carrieres de Grand Case ("SCGC"), a French company operating a ready-mix concrete plant and quarry in St. Martin, the Company agreed to pay the quarry owners (who were also the owners of SCGC), a royalty payment of $550,000 per year through August 2000, which at the Company's option, may be renewed for two successive five-year periods and requires annual payments of $550,000 per year. At the end of the fifteen-year royalty period, the Company has the option to purchase a 50-hectare parcel of property for $4.4 million.

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

         In 1992, Fore Golf, Inc. filed suit against the Company in the Ninth Judicial Circuit in and for Orange County, Florida, Case No. CI-92-5289. In this case, the Company was sued by a subcontractor, Fore Golf, Inc. for work which Fore Golf, Inc. allegedly performed in connection with the construction of two golf courses at Walt Disney World in Orlando, Florida, from approximately September 1990 through September 1991, the alleged unpaid contract balance in connection with this project and inefficiency

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         costs. In June 1997, an order was issued by the Circuit Court of the Ninth Judicial Circuit establishing liability and damages against the Company. The Court entered a final judgment in favor of the plaintiff for damages and prejudgment interest. Subsequently, the trial court also awarded the plaintiff attorneys' fees. The Company accrued a total of $4.5 million, included in other liabilities, in the second quarter to reflect the total estimated costs to be incurred should the Company not be successful in its post trial and appeal efforts. The Company has posted a bond for the damages, prejudgement interest and plaintiff's attorneys' fees. This bond is personally guaranteed by the Company's President. Management believes that it has appellate issues of merit and is pursuing remedies through the appellate court system. An appellate brief was submitted in February 1998.

         In the late 1980's, Bouwbedrijf Boven Winden, N.V. ("BBW") currently a subsidiary of Devcon International Corp., supplied concrete to a large apartment complex on the French side of St. Maarten. At some point in the early 1990's the buildings began to develop exterior cracking and "popouts." In November 1993, BBW was named a defendant, among others, including the building's insurer, in a suit filed by the plaintiff, Syndicat des Coproprietaires la Residence Le Flamboyant (condominium owners association of Le Flamboyant), in the French court "Tribunal de Grande Instance de Paris" with case No. 510082/93. A French court assigned an expert to examine the cause of the cracking and popouts. In particular, the expert is to determine if the cracking/popouts are caused by a phenomenon known as alkali reaction (ARS). The plaintiff is seeking unspecified damages, including demolition and replacement of the 272 apartments. It is too early to predict the outcome of this matter. Management believes the Company's defenses to be meritorious and does not believe that the outcome will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

         The Company is involved in other litigation and claims arising in the normal course of business. The Company believes that such litigation and claims will be resolved without a material adverse effect on its consolidated financial position or results of operations.

         The Company is subject to certain Federal, state and local environmental laws and regulations. Management believes that the Company is in compliance with all such laws and regulations. Compliance with environmental protection laws has not had a material adverse impact on the Company's consolidated financial condition or results of operations in the past and is not expected to have a material adverse impact in the foreseeable future.

         In connection with a land development contract with the Government of Antigua and as partial consideration therefore, the Company obtained a
         75.0 percent interest in a corporation formed to own and develop approx imately 230 acres of real property in Antigua (the "Corbkinnon Property"). In 1990, the Company sold a portion of its 75.0 percent interest in the Corbkinnon Property for $500,000 and the buyer's commitment to provide 50.0 percent of the financing required to develop the project. The

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Company agreed to provide the first $500,000 of financing and provide a guarantee for 50.0 percent of all additional financing required, which has not been required.

         The Company sold substantially all of its interest in a real estate joint venture with the Government of Antigua and Barbuda to a third party in 1990. In connection with this sale, the third-party purchaser assumed the Company's guarantee of payment to the Government of Antigua and Barbuda made upon the formation of the joint venture. This guarantee, which would become an obligation of the Company in the event of a default by the purchaser, provides a guarantee that net profits from the joint venture's operations will equal or exceed $20,000 per month. No liability has been incurred by the Company nor have payments been made by the Company or the purchaser in connection with this guarantee. The guarantee expires upon the sale or disposal by the venture of its real estate. There are no current plans to sell or dispose of any of the venture's property.

(19)     BUSINESS AND CREDIT CONCENTRATIONS

         The Company's customers are concentrated in the Caribbean and are primarily involved in the contracting industry. Credit risk may be affected by the economic and political conditions in the various countries in which the Company operates. Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of receivables and costs in excess of billings and estimated earnings. No single customer accounted for a significant amount of the Company's sales in 1997, 1996 or 1995 and there are no significant receivables from a single customer as of December 31, 1997 or 1996, other than the notes receivable due from the Government of Antigua and Barbuda. Although receivables are generally not collateralized, the Company may place liens or their equivalent in certain jurisdictions in the event of nonpayment. The Company estimates an allowance for doubtful accounts based on the creditworthiness of customers as well as the general economic conditions of the countries in which it operates. Consequently, an adverse change in these factors would affect the Company's estimate of its bad debts.

         The Company's ability to produce its own sand gives it a competitive advantage because of the substantial investment required to produce sand, the difficulty in obtaining the necessary environmental permits to establish quarries and the moratorium on mining beach sand imposed by most Caribbean countries. If the Company is unable to produce its own sand, the Company's consolidated financial position, results of operations, or cash flows could be adversely affected.

(20)     FOURTH QUARTER ADJUSTMENTS

         The fourth quarter of 1997 included charges related to a $1.6 million adjustment based upon the annual physical inventories, a $2.4 million impairment loss on long-lived assets due to lower volumes in 1997, and a $2.6 million increase in the allowance for doubtful accounts and notes. It is not practical to determine the impact of these adjustments, if any, on previously reported quarters.

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

                                     PART IV

ITEM 14.           EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
                   FORM 8-K.

         (a) The following documents are filed as part of this report:

               (1)  Consolidated Financial Statements.

         An index to consolidated financial statements for the year ended December 31, 1996 appears on pages 23 and 56.

               (2)  Financial Statement Schedule.

         The following financial statement schedule for each of the years in the three-year period ended December 31, 1997 is submitted herewith:

                                                                                            FORM 10-K
                                                                                          (PAGE NUMBER(S)
                                                                                          ---------------
         ITEM
         ----
         Financial Statement Schedule
           Schedule II - Valuation and Qualifying Accounts...................................... 61



         All other financial schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

             (3)  Exhibits.

EXHIBIT     DESCRIPTION
-------     -----------
 3.1        Registrant's Restated Articles of Incorporation (1)(3.1)
 3.2        Registrant's Amended and Restated Bylaws (3.2) (15)

10.1        Registrant's 1986 Non-Qualified Stock Option Plan (3)(10.1)
10.2        Registrant's 1992 Stock Option Plan (10)(A)
10.3        Registrant's 1992 Directors' Stock Option Plan (10)(B)
10.4        V. I. Cement and Building Products Inc.  401(k) Retirement and Savings
            Plan (14)
10.5        Life Insurance and Salary Continuation Agreement dated as of March 29,
            1989, between the Registrant and Donald L. Smith, Jr.(5)(10.13)
10.6        Form of Indemnification Agreement between the Registrant, and its directors and certain of its officers(6)(A)
10.7        St. John's Dredging and Deep Water Pier Construction Agreement dated as of April 3, 1987, by and between Antigua and Barbuda and Antigua Masonry
            Products, Limited (the "Set. Johns Agreement") (6)(10.1)
10.8        Amendment No. 1 to the St. John's Agreement dated June 15, 1988(7)(10.2)
10.9        Amendment No. 2 to the St. John's Agreement dated December 7, 1988 (9)
            (10.34)
10.10       Amendment No. 3 to the St. John's Agreement dated January 23, 1989 (9)
            (10.35)
10.11       Amendment No. 4 to the St. John's Agreement dated April 5, 1989 (9)
            (10.36)
10.12       Amendment No. 5 to the St. John's Agreement dated January 29, 1991 (9)
            (10.37)
10.13       Amendment No. 6 to the St. Johns Agreement dated November 30, 1993 (12)
            (10.39)
10.14       Amendment No. 7 to the St. John's Agreement, dated December 21, 1994
            (14)
10.15       Amendment No. 8 to the St. John's Agreement, dated October 23, 1996 (14)
10.16       Dredging, Filling and Other Land Improvements Agreement by and between
            Jolly Harbour Ltd. (Vaduz, Liechtenstein), Antigua Development and
            Construction, Limited, and the Registrant(4)(10.1)
10.17       Mortgage Note dated June 12, 1989 of Crown Bay Marina Joint Venture-I to
            Banco Popular de Puerto Rico for $5,000,000 (7)(10.5)
10.18       Guarantee dated June 12, 1989, from the Registrant to Banco Popular de
            Puerto Rico(7)(10.6)10.17
10.19       Lease dated October 31, 1989, between William G. Clarenbach and
            Pricilla E. Clarenbach, as lessors, and Controlled Concrete
            Products, Inc., as lessee (1)(10.26)
10.20       Lease dated April 13, 1981, between Mariano Lima and Genevieve Lima, as lessors, and the Registrant, as lessee(1)(10.28)
10.21       Lease dated May 23, 1983, between the Government of the Virgin Islands, as lessor, and Controlled Concrete Products, Inc. as lessee(1)(10.29)
10.22       Lease dated February 24, 1989, between Felix Pitterson, as lessor, and
            V.I. Cement and Building Products, Inc., as lessee(1)(10.30)
10.23       Lease dated September 1, 1989, between Donald L. Smith, Jr., as lessor, and the Registrant, as lessee(1)(10.31)



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
10.27       Agreement, dated April 18, 1990, by and between Mr. Richard Lawrence,
            Sr. and the Registrant (8)(28.2)
10.28       Notes receivable from Red Pond Estates, N.V. in the principal sums of
            $242,516, $139,478 and $167,740, respectively (11) (10.41)
10.29       Material Purchase Agreement, dated August 17, 1995, between Bouwbedrijf
            Boven Winden, N.V. and Hubert Petit, Francois Petit and Michel Petit
            (13) (10.41)
10.30       Stock Purchase Agreement, dated August 17, 1995, between the Registrant and Hubert Petit, Francois Petit and Michel Petit (13)(10.42)
10.31       Loan Agreement dated November 12, 1996 between V. I. Cement and Building
            Products, Inc. and Banco Popular de Puerto Rico (14)
10.32       $6,000,000 Installment Note dated November 12, 1996 between V. I. Cement and Building Products, Inc. and Banco Popular de Puerto Rico (14)
10.33       $1,000,000 Promissory Note dated November 12, 1996 between V. I. Cement and Building Products, Inc. and Banco Popular de Puerto Rico (14)
10.34       Time Charter Agreement, dated October 28, 1996, between Caribbean Cement
            Carriers, Ltd. and Kristian Gerhard Jebsen Skibsrederi A/S (14)
10.35       Loan Agreement, dated June 30, 1993, between the Registrant and Barnett
            Bank of South Florida (12) (10.44)
10.36       Standstill Agreement, dated February 26, 1997, between the Registrant and Barnett Bank, N.A. (14)
10.37       Purchase and Sale Agreement by and between Devcon Crown Bay Corp. and
            Crown Bay Marina Joint Venture I and Koben Capital Partners, Inc. (15)
21.1        Registrant's Subsidiaries (14)
23.1        Consent of KPMG Peat Marwick, LLP (15)
27.1        Financial Data Schedule


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

(9) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.
(10) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Proxy Statement dated May 6, 1992.
(11) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
(12) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(13) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
(14) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
(15)        Filed herewith.

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

March 27, 1998 DEVCON INTERNATIONAL CORP.

                                            By:/S/ DONALD L. SMITH, JR.
                                               ---------------------------------
                                               Donald L. Smith, Jr.
                                               Chairman, President and
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                  DEVCON INTERNATIONAL CORP.

March 27, 1998                                    By:/S/ DONALD L. SMITH, JR.
                                                     ---------------------------
                                                     Donald L. Smith, Jr.
                                                     Chairman, President and
                                                     Chief Executive Officer

March 27, 1998                                    By:/S/ RICHARD L. HORNSBY
                                                     ---------------------------
                                                     Richard L. Hornsby
                                                     Executive Vice President
                                                     and Director

March 27, 1998                                    By:/S/ JAN A. NORELID
                                                     ---------------------------
                                                     Jan A. Norelid
                                                     Vice President of Finance,
                                                     Chief Financial Officer and
                                                                       Treasurer

March 27, 1998                                    By:/S/ ROBERT A. STEELE
                                                     ---------------------------
                                                     Robert A. Steele
                                                     Director

March 27, 1998                                    By:/S/ ROBERT L. KESTER
                                                     ---------------------------
                                                     Robert L. Kester
                                                     Director

March 27, 1998                                   By:/S/ W. DOUGLAS PITTS
                                                    ----------------------------
                                                    W. Douglas Pitts
                                                    Director


                                   Schedule II

                        Valuation and Qualifying Accounts

ALLOWANCE FOR DOUBTFUL              BALANCE AT         ADDITIONS                                  BALANCE
ACCOUNTS FOR THE YEAR               BEGINNING          CHARGED TO                                 AT END
ENDED DECEMBER 31,                  OF YEAR            EXPENSE              DEDUCTIONS            OF YEAR
----------------------              -----------        ----------           ----------            -------
         1995                       $2,669,086         $  301,510          $  (514,195)          $2,456,401
                                    ==========         ==========          ===========           ==========

         1996                       $2,456,401         $  302,863          $   212,327           $2,971,591
                                    ==========         ==========          ===========           ==========

         1997                       $2,971,591         $2,336,089          $  (322,841)          $4,984,839
                                    ==========         ==========          ===========           ==========



ALLOWANCE FOR DOUBTFUL
NOTES RECEIVABLE                    BALANCE AT         ADDITIONS                                  BALANCE
ACCOUNTS FOR THE YEAR               BEGINNING          CHARGED TO                                 AT END
ENDED DECEMBER 31,                  OF YEAR            EXPENSE              DEDUCTIONS            OF YEAR
----------------------              -----------        ----------           ----------            -------
         1995                       $ 1,884,819        $     -             $ (1,047,480)         $   837,339
                                    ===========        ==========          ============          ===========

         1996                       $   837,339        $     -             $   (724,806)         $   112,533
                                    ===========        ==========          ============          ===========

         1997                       $   112,533        $  596,156          $    104,537          $   813,226
                                    ===========        ==========          ============          ===========


EXHIBIT INDEX

EXHIBIT                        DESCRIPTION
-------                        -----------

3.2               Registrant's Amended and Restatd Bylaws

10.37 Purchase and Sale Agreement by and between Devcon Crown Bay Corp. and Crown Bay Marina Joint Venture I and Koben Capital Partners, Inc.

23.1              Consent of KPMG Peat Marwick, LLP

27.1              Financial Data Schedule