Form 10-Q
period 1998-03-31
DEVCON INTERNATIONAL CORP
filed 1998-05-14
CIK 28452

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

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

         YES     X                          NO ______

As of May 8, 1998, the number of shares outstanding of the Registrant's Common Stock was 4,498,935.

================================================================================

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------

Part I.     Financial Information:

            Consolidated Balance Sheets - March 31, 1998
            and December 31, 1997....................................... 3-4

            Consolidated Statements of Operations and
            Retained Earnings - Three months
            Ended March 31, 1998 and 1997...............................  5


            Consolidated Statements of Cash Flows -
            Three months Ended March 31, 1998 and 1997.................. 6-7


            Notes to Consolidated Financial Statements..................  8


            Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations.................................................. 9-14

Part II.    Other Information........................................... 15

PART I.    FINANCIAL INFORMATION
------------------------------------------------------------

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997

                                                                        March 31,              December 31,
                                                                           1998                    1997
                                                                        ---------              ------------
                                                                       (Unaudited)               (Audited)
ASSETS

Current assets:
   Cash                                                           $   598,000              $   876,368
   Cash equivalents                                                   125,000                  125,000
   Receivables, net                                                12,425,014               13,928,997
   Costs in excess of billings
      and estimated earnings                                        1,619,333                  329,707
   Inventories                                                      4,888,940                4,779,121
   Assets held for sale                                             3,479,568                6,919,511
   Other                                                              489,334                  937,290
                                                                  -----------              -----------

         Total current assets                                      23,625,189               27,895,994

Property, plant and equipment
   Land                                                             2,148,825                2,148,825
   Buildings                                                        3,410,115                3,365,775
   Leasehold interests                                              6,543,077                6,302,592
   Equipment                                                       53,881,834               53,382,393
   Furniture and fixtures                                             567,550                  560,402
   Construction in process                                          1,021,003                1,007,879
                                                                  -----------              -----------
                                                                   67,572,404               66,767,866

Less accumulated depreciation                                     (28,171,305)             (27,119,417)
                                                                  -----------              -----------
                                                                   39,401,099               39,648,449

Investments in unconsolidated
   joint ventures and affiliates                                      233,150                  132,130
Advances to unconsolidated joint
   ventures and affiliates                                            568,861                  568,861
Receivables, net                                                   15,062,372               15,137,701
Intangible assets, net of
   accumulated amortization                                         1,381,025                1,429,921
Other assets                                                        1,591,183                1,620,204
                                                                  -----------              -----------

         Total assets                                             $81,862,879              $86,433,260
                                                                  ===========              ===========

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997

                                                                         March 31,           December 31,
                                                                            1998                 1997
                                                                        ---------            ------------
                                                                       (Unaudited)             (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade and other                              $ 5,460,193              $ 6,390,461
   Accrued expenses and other liabilities                           2,703,015                2,702,517
   Notes payable to banks                                           1,336,453                  384,473
   Current installments of long-term debt                           4,819,870                8,990,968
   Billings in excess of costs and
     estimated earnings                                                70,829                  137,408
   Income taxes                                                       621,613                  577,478
                                                                  -----------              -----------

          Total current liabilities                                15,011,973               19,183,305

Long-term debt, excluding current
   installments and notes payable to banks                         17,131,776               16,981,738
Minority interest in consolidated
   subsidiaries                                                     1,923,629                1,923,629
Deferred income taxes                                                 399,791                  399,791
Other liabilities                                                   4,926,140                5,129,135
                                                                  -----------              -----------

          Total liabilities                                        39,393,309               43,617,598

Stockholders' equity:
   Common stock                                                       449,894                  449,894
   Additional paid-in capital                                      12,064,133               12,064,133
   Cumulative translation adjustment                               (1,200,000)              (1,200,000)
   Retained earnings                                               31,155,543               31,501,635
                                                                  -----------              -----------

          Total stockholders' equity                               42,469,570               42,815,662
                                                                  -----------              -----------

Total liabilities and stockholders' equity                        $81,862,879              $86,433,260
                                                                  ===========              ===========


See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

           Consolidated Statements of Operations and Retained Earnings
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                 1998                           1997
                                                                 ----                           ----

Concrete and related
  products revenue                                           $12,487,751                    $12,355,823
Contracting revenue                                            1,749,575                      2,045,616
Other revenue                                                    371,386                      1,048,955
                                                             -----------                    -----------
   Total revenue

                                                              14,608,712                     15,450,394

Cost of concrete and related
  products revenue                                             9,846,924                      9,995,951
Cost of contracting revenue                                    2,098,923                      2,006,180
Cost of other revenue                                            245,737                        717,983
                                                             -----------                    -----------

   Gross profit                                                2,417,128                      2,730,280

Selling, general and
  administrative expenses                                      2,538,358                      3,440,523
                                                             -----------                    -----------

   Operating loss                                               (121,230)                      (710,243)

Other income (deductions)
  Joint venture equity loss                                         -                           (25,000)
  Interest expense                                              (520,274)                      (577,305)
  Gain (loss) on sale of equipment                                66,569                         (7,647)
  Interest and other income                                      148,649                        122,907
  Minority interest                                                 -                            (8,259)
                                                             -----------                    -----------
                                                                (305,056)                      (495,304)
                                                             -----------                    -----------

   Loss before income taxes                                     (426,286)                    (1,205,547)

Income taxes                                                      80,194                           -
                                                             -----------                    -----------

   Net loss                                                     (346,092)                    (1,205,547)

Other comprehensive income                                          -                              -
                                                             -----------                    -----------

Comprehensive loss                                              (346,092)                    (1,205,547)

Retained earnings, beginning of period                        31,501,635                     47,037,658
                                                             -----------                    -----------

Retained earnings, end of period                             $31,155,543                    $45,832,111
                                                             ===========                    ===========

Basic loss per share from
  continuing operations                                      $   (.08)                      $   (.27)
                                                             ===========                    ===========

Weighted average number of
  shares outstanding - Basic                                   4,498,935                      4,498,935
                                                             ===========                    ===========

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                      1998                     1997
                                                                      ----                     ----

Cash flows from operating activities:
   Net loss                                                      $  (346,092)               $(1,205,547)
   Adjustments to reconcile net
      loss to net cash provided
      by operating activities:
   Depreciation and amortization                                   1,393,845                  1,479,254
   Joint venture equity loss                                            -                        25,000
   Provision for doubtful accounts
      and notes                                                     (235,181)                    75,000
(Gain) Loss on sale of equipment                                     (66,569)                     7,647
   Minority interest expense                                           -                          8,259
Changes in operating assets and
  liabilities:
   Decrease (Increase) in receivables, net                         1,209,578                   (544,580)
   (Increase) Decrease in costs in excess
      of billings and estimated earnings                          (1,283,381)                    38,438
   (Increase) Decrease in inventories                               (109,819)                   377,813
   Decrease  in other current assets                                 447,956                    160,412
   Decrease (Increase)in other assets                                 29,021                    (40,165)
   (Decrease) Increase in accounts payable,
      trade and other                                               (951,144)                 1,026,190
   (Decrease) Increase in billings in
      excess of costs and estimated earnings                         (66,579)                    50,122
   Increase (Decrease) in income taxes
      payable                                                         44,135                   (146,082)
   Decrease in other liabilities                                    (202,995)                   (33,052)
                                                                 -----------                -----------

      Net cash (used in) provided by
         operating activities                                       (137,225)                 1,278,709
                                                                 -----------                -----------

Cash flows from investing activities:
   Purchase of property, plant and
      equipment                                                   (1,129,479)                (3,389,761)
   Proceeds from disposition of property,
      plant and equipment                                          3,316,956                     37,190
   Payments received on notes                                        721,817                    737,505
   Investment in affiliates                                         (101,020)                      -
   Advances from affiliates                                             -                       225,000
                                                                 -----------                -----------

      Net cash provided by (used in)
       investing activities                                      $ 2,808,274                $(2,390,066)
                                                                 -----------                -----------


See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                     1998                      1997
                                                                     ----                      ----
Cash flows from financing activities:
   Proceeds from debt                                            $ 1,511,534               $ 4,210,883
   Principal payments on debt                                     (5,412,931)               (3,748,211)
   Net borrowings from bank credit line/overdrafts                   951,980                   221,942
                                                                 -----------               -----------

       Net cash (used in) provided by
          financing activities                                    (2,949,417)                  684,614
                                                                 -----------               -----------

       Net decrease in
          cash and cash equivalents                                 (278,368)                 (426,743)

       Cash and cash equivalents,
          beginning of period                                        876,368                 1,903,994
                                                                 -----------               -----------
       Cash and cash equivalents,
          end of period                                          $   598,000               $ 1,477,251
                                                                 ===========               ===========


Supplemental disclosures of
   cash flow information

       Cash paid for:

          Interest                                               $   593,875               $   518,949
                                                                 ===========               ===========

          Income taxes                                           $   120,334               $   146,082
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

The accounting policies followed by the Company are set forth in Note (l) to the Company's financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1998 and the results of its operations and cash flows for the three months ended March 31, 1998 and 1997.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

In December 1997, the Company adopted the provisions of Statement of Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. In accordance with SFAS No. 128, primary earnings per share have been replaced with basic earnings per share, and fully diluted earnings per share have been replaced with diluted earnings per share, which includes potentially dilutive securities such as outstanding options. Prior periods have been presented to conform to SFAS No. 128, however, as the Company had a net loss in the prior periods, basic and diluted loss per share are the same.

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. For loss periods, weighted average common share equivalents are excluded from the calculation as their effect would be antidilutive.

Options to purchase 208,300 and 148,300 shares of common stock, at prices ranging from $2.33 to $3.75 per share, were outstanding for the quarters ended March 31, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the inclusion of the options would be antidilutive. Options to purchase 294,975 and 345,155 shares of common stock, at prices ranging from $5.00 to $14.00 per share, were outstanding for the quarters ended March 31, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares. For additional disclosures regarding the outstanding employee stock options, see the 1997 Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

All dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including the financial condition of the Company's customers, changes in domestic and foreign economic and political conditions, demand for the Company's services and products and changes in the Company's competitive environment.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 VS THREE MONTHS ENDED MARCH 31, 1997

REVENUE

The Company's revenue during the first quarter of 1998 was $14.6 million as compared to $15.5 million during the same period in 1997. This 5.4 percent decrease was primarily due to a decrease in other sales of $678,000 as a result of the sale of Crown Bay Marina in January 1998.

The Company's concrete and related products division revenue increased 1.1 percent to $12.5 million during the first quarter of 1998 as compared to $12.4 million for the same period in 1997, primarily as a result of an increase in demand for this division's products on certain Caribbean islands, offset to a lesser extent by decreased demand on other islands. The Company cannot currently determine whether demand for this division's products will increase, decrease or remain the same throughout 1998.

Revenue from the Company's land development contracting division decreased by
14.5 percent to $1.7 million during the first quarter of 1998 as compared to $2.0 million for the same period in 1997. This decrease is primarily due to the Company completing various contracts during the quarter and work on new contracts started towards the end of the quarter in 1998. The Company's backlog of unfilled portions of land development contracts at March 31,1998 was $6.7 million, involving 14 projects. The Company expects that most of the backlog outstanding at March 31, 1998 will be completed by the end of 1998. The Company needs to obtain new contracts over the remainder of 1998 in order to achieve 1998 contract revenue levels comparable to those achieved in 1997.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenue decreased to 78.9 percent during the first quarter of 1998 from
80.9 percent for the same period in 1997. This decrease was primarily attributable to the increase in revenue and changes in the mix of products sold in the first quarter of 1998 compared to 1997, and a reduction in depreciation.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenue increased to 120.0 percent during the first quarter of 1998 from 98.1 percent during the same period in 1997. This increase is primarily attributable to an expense taken in a large contract on one of the islands. The job was delayed during the first quarter, incurring additional costs. Management believes that all additional costs have been provided for in the first quarter of 1998. In addition, the Company's gross margins are affected by the varying profitability levels of individual contracts and the stage of completion of such contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense ("SG&A expense") decreased by 26.2 percent to $2.5 million for the first quarter of 1998 from $3.4 million for the same period in 1997. This decrease was primarily attributable to the decrease in the SG&A expense of the concrete and related products division. The allowance for doubtful accounts and note receivable was reduced by approximately $235,000, which reduced SG&A expense in the first quarter 1998, compared to a cost of $75,000 in 1997. Legal expenses decreased approximately $200,000 and other non-recurring cost reductions of $300,000 occurred in the first quarter of 1998. As a percentage of revenue, SG&A expense decreased to 17.4 percent for the first quarter of 1998 from 22.3 percent for the same period of 1997. This percentage decrease was primarily attributable to the decrease in SG&A expense in 1998 versus 1997.

DIVISIONAL OPERATING INCOME

The Company had an operating loss of $121,000 for the first quarter of 1998, as compared to an operating loss of $710,000 for the same period in 1997. The Company's concrete and related products division operating income increased to a profit of $819,000 during the first quarter of 1998 from a loss of $50,000 during the same period in 1997. This increase was primarily attributable to the decreased SG&A expense.

The Company's land development contracting division operating loss increased to $897,000 during the first quarter of 1998 compared to $747,000 during the same period in 1997. This increase was primarily attributable to loss incurred on a large contract on one of the islands, offset to a lesser extent by reduced SG&A expense.

NET LOSS

The Company had a net loss of $346,000 during the first quarter of 1998 as compared to a loss of $1.2 million during the same period in 1997.

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

The Company has funded many of these expenditures out of its current working capital. However, notwithstanding the foregoing and after factoring in the Company's obligations as set forth below, management believes that the Company's cash flow from operations, existing working capital and funds available from lines of credit will be adequate to meet the Company's anticipated needs for operations during the next twelve months.

As of March 31, 1998, the Company's liquidity and capital resources included cash and cash equivalents of $723,000 and working capital of $8.6 million. Included in working capital is approximately $3.5 million of assets held for sale. Although management's intention is to sell these assets during 1998, there can be no assurance that all assets will be sold. As of March 31, 1998, total outstanding liabilities was $39.4 million as compared to $43.6 million as of December 31, 1997. As of March 31, 1998, the Company had available lines of credit totaling $100,000.

Cash flows used in operating activities for the quarter ended March 31, 1998 was $137,000 compared with $1.3 million provided by operating activities for the quarter ended March 31, 1997. The primary use of cash for operating activities during the quarter ended March 31, 1998 was an increase in costs in excess of billings of $1.3 million. The primary sources of cash for the period were reductions of accounts receivable of $1.2 million.

Net cash provided by investing activities was $2.8 million in the first quarter of 1998. Purchases of property, plant, and equipment were $1.1 million. The purchases were partially financed through $1.5 million in equipment financing. Some of this financing included refinancing of equipment acquired in December 1997. Proceeds from sale of property, plant and equipment was $3.3 million and repayment of debt was 5.4 million.

The Company turned its first quarter ending accounts receivable approximately
6.1 times, compared to 5.3 times for both of the fiscal years 1997 and 1996. The improvement in the accounts receivable turnover ratio is a result of increased collection efforts and more stringent credit control.

The Company entered into a credit agreement with a Caribbean bank in November 1996 for a total credit of $7.0 million. One part of the credit agreement is a term loan for $6.0 million repayable in monthly installments through November 2002. The Company had $4.7 million of borrowings outstanding on this loan at

March 31, 1998. The second part is a revolving line of credit of $1.0 million. The credit line was re-approved and extended for a year until April 1999. The Company had $900,000 outstanding under this line of credit at March 31, 1998. The interest rate on indebtedness outstanding under both loans is at a rate variable with the prime rate. The credit agreement is collateralized by various parcels of real property and other assets located in the United States Virgin Islands and certain other areas. The Company was in violation of certain loan covenants as of March 31, 1998. The bank has agreed not to accelerate the repayment of the loan as long as the Company is current in its loan payments.

The Company has a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility is due on demand and bears interest at 14.0 percent per annum. At March 31, 1998, the Company had borrowings of $436,000 outstanding under this line.

The Company has borrowed approximately $5.8 million from the Company President. The note is unsecured and bears interest at the prime interest rate. Three hundred thousand is due on demand and $5.5 million is due on April 1, 1999. The President has the option to make the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires
15.0 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15.0 percent or more of the common stock.

The Company purchases equipment from time to time as needed for its ongoing business operations. The Company is currently replacing or upgrading some equipment used by the concrete and related products division, principally concrete trucks and quarry equipment. This should result in a net cash expenditure, after financing part of the equipment purchases, of approximately $2.0 million during 1998. At present, management believes that the Company's inventory of construction equipment is adequate for its current contractual commitments and operating activities, however, the acquisition of significant new construction contracts, depending on the nature of the contract, the job location and job duration, may require the Company to make significant investments in heavy construction equipment. The Company has identified some equipment and real property not needed for its ongoing operations and it plans to sell those assets. The net carrying cost of these assets is $3.5 million. The proceeds from these sales will reduce debt and provide working capital. During the first quarter of 1998, the Company sold a marina for $3.3 million and retired its related debt of $3.1 million. The Company also sold equipment with an original cost basis of approximately $193,000 and a net book value of $31,000, the net proceeds were approximately $54,000. The Company believes it has available or can obtain sufficient financing for most of its contemplated equipment replacements and additions. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases on an individual asset basis. At March 31, 1998, amounts outstanding to these lenders totaled $9.9 million. These loans are typically repaid over a three to five-year term in monthly principal and interest installments.

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

Notes receivable and accrued interest at March 31, 1998 include $11.4 million, net due the Company pursuant to certain promissory notes delivered to the Company in connection with two construction contracts with the Government of Antigua, $2.0 million of which is classified as a current receivable. The notes call for both quarterly and monthly principal and interest payments until maturity in 1997. The notes were not satisfied at maturity but the Antiguan government has advised the Company that payments will continue until the obligation is satisfied. The Government of Antigua has routinely made the required quarterly payments aggregating $1.3 million per year but has made only some of the required monthly payments. A portion of the payment received from Antigua was derived from the lease proceeds the Antiguan government received from the United States Department of Defense for the rental of two military bases. One of the bases was closed at the end of 1995, resulting in a shortfall of $700,000 per year in the required quarterly payments. To partially make up this shortfall, the Antiguan government has entered into a written agreement with the Company requiring Antigua to pay $600,000 per year from its fuel tax revenue. Payments under this agreement commenced in January 1997. The Company does not presently anticipate any other material increases in or accelerations of payments by the Government of Antigua.

YEAR 2000 ISSUE

The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The majority of the Company's systems are purchased from outside vendors. The Company is currently assessing whether it will be required to modify or replace significant portions of its software and hardware so that its computer systems will properly utilize dates beyond December 31, 1999. Those installed systems which are not currently able to fully function in the Year 2000, either have new versions which are Year 2000 compliant, or the vendor has committed to a Year 2000 complaint release in sufficient time to allow installation and testing prior to critical cutover dates. The Company has begun to develop plans to address the possible exposures related to the impact on its computer systems of the Year 2000 problem. The plan provides for the conversion efforts to be completed by the end of 1999. Management can not determine the financial impact of making the required system changes to the Company consolidated financial position, results of operations or cash flows which are being funded through operating cash flows as the Company has just begun to address this issue. There can be no assurance that the Company's systems nor the computer systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate a significant impact of the adoption of SFAS No. 130 on the Company's consolidated financial position, results of operations or cash flows.

In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management does not anticipate a significant impact of the adoption of SFAS No. 131 on the Company's consolidated financial position, results of operations or cash flows.

In February 1998, the FASB issued SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. SFAS No. 132 standardizes the disclosure requirements of SFAS No. 87 and SFAS No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate a significant impact of the adoption of SFAS No. 132 on the Company's consolidated financial position, results of operations or cash flows.

II.   OTHER INFORMATION

---------------------------------------------

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

                          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                          The Company was as of March 31, 1998 in violation of certain loan covenants on debt to a bank. The bank has agreed not to accelerate the repayment of the loans as long as the Company is current in its loan payments.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                          None

ITEM 5.   OTHER INFORMATION

                          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                          (a)           Exhibits:

                                        27    Financial Data Schedule

                          (b)           Reports on Form 8-K:

                                        No reports on Form 8-K were filed by the Company during the first three months of fiscal 1998.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:    MAY 14, 1998                                   By: /S/ JAN A.  NORELID
         ------------                                      --------------------
                                                               Jan A.  Norelid
                                                               Vice President

                                 EXHIBIT INDEX

EXHIBIT                              DESCRIPTION
-------                              -----------

27                            Financial Data Schedule