Form 10-Q
period 1998-06-30
DEVCON INTERNATIONAL CORP
filed 1998-08-14
CIK 28452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

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

         YES     X                          NO ______

As of August 8, 1998, the number of shares outstanding of the Registrant's Common Stock was 4,498,935.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                                      INDEX

                                                                     PAGE NUMBER

                                                                     -----------

Part I.           Financial Information:

                  Consolidated Balance Sheets - June 30, 1998
                  and December 31, 1997...................................  3-4

                  Consolidated Statements of Operations and
                  Retained Earnings - Three and Six Months

                  Ended June 30, 1998 and 1997............................  5-6

                  Consolidated Statements of Cash Flows -

                  Six Months Ended June 30, 1998 and 1997.................  7-8

                  Notes to Consolidated Financial Statements..............    9

                  Management's Discussion and Analysis of
                  Financial Conditions and Results of

                  Operations..............................................10-16

Part II.          Other Information.......................................17-18

PART I.    FINANCIAL INFORMATION

------------------------------------------------------------

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997

                                                                      JUNE 30,                 DECEMBER 31,
                                                                       1998                        1997
                                                                   -----------                ------------
                                                                   (Unaudited)                (Audited)
ASSETS

Current assets:
   Cash                                                           $   462,585              $   876,368
   Cash equivalents                                                      -                     125,000
   Receivables, net                                                13,504,029               13,928,997
   Costs in excess of billings
      and estimated earnings                                        1,188,095                  329,707
   Inventories                                                      4,524,943                4,779,121
   Assets held for sale                                             3,390,233                6,919,511
   Other                                                            1,040,082                  937,290
                                                                  -----------              -----------

         Total current assets                                      24,109,967               27,895,994

Property, plant and equipment
   Land                                                             2,148,825                2,148,825
   Buildings                                                        3,453,382                3,365,775
   Leasehold interests                                              6,561,434                6,302,592
   Equipment                                                       55,201,809               53,382,393
   Furniture and fixtures                                             581,774                  560,402
   Construction in process                                          1,375,145                1,007,879
                                                                  -----------              -----------
                                                                   69,322,369               66,767,866

Less accumulated depreciation                                     (28,236,129)             (27,119,417)
                                                                  -----------              -----------
                                                                   41,086,240               39,648,449

Investments in unconsolidated
   joint ventures and affiliates                                      244,150                  132,130
Advances to unconsolidated joint
   ventures and affiliates                                            563,300                  568,861
Receivables, net                                                   14,729,418               15,137,701
Intangible assets, net of
   accumulated amortization                                         1,332,129                1,429,921
Other assets                                                        1,574,160                1,620,204
                                                                  -----------              -----------

         Total assets                                             $83,639,364              $86,433,260
                                                                  ===========              ===========


See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997

                                                                     JUNE 30,                  DECEMBER 31,
                                                                      1998                        1997
                                                                   ----------                 ------------
                                                                   (Unaudited)                 (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade and other                              $ 5,448,291              $ 6,390,461
   Accrued expenses and other liabilities                           2,487,340                2,702,517
   Notes payable to banks                                             691,268                  384,473
   Current installments of long-term debt                           5,943,428                8,990,968
   Billings in excess of costs and
     estimated earnings                                               508,800                  137,408
   Income taxes                                                       621,613                  577,478
                                                                  -----------              -----------

          Total current liabilities                                15,700,740               19,183,305

Long-term debt, excluding current
   installments and notes payable to banks                         17,871,546               16,981,738
Minority interest in consolidated
   subsidiaries                                                     1,933,204                1,923,629
Deferred income taxes                                                 399,791                  399,791
Other liabilities                                                   4,812,963                5,129,135
                                                                  -----------              -----------

          Total liabilities                                        40,718,244               43,617,598

Stockholders' equity:
   Common stock                                                       449,894                  449,894
   Additional paid-in capital                                      12,064,133               12,064,133
   Cumulative translation adjustment                               (1,200,000)              (1,200,000)
   Retained earnings                                               31,607,093               31,501,635
                                                                  -----------              -----------

          Total stockholders' equity                               42,921,120               42,815,662
                                                                  -----------              -----------

Total liabilities and stockholders' equity                        $83,639,364              $86,433,260
                                                                  ===========              ===========

See accompanying notes to consolidated financial statements.

                                    DEVCON INTERNATIONAL CORP.
                                         AND SUBSIDIARIES

                    Consolidated Statements of Operations and Retained Earnings
                        Three and Six Months Ended June 30, 1998 and 1997
                                           (Unaudited)

                                                  THREE              THREE               SIX                  SIX
                                                 MONTHS              MONTHS            MONTHS               MONTHS
                                                  ENDED               ENDED             ENDED               ENDED
                                                JUNE 30,            JUNE 30,           JUNE 30,            JUNE 30,
                                                  1998                1997               1998                1997
                                                --------            --------           --------            --------

Concrete and related
   products revenue                       $13,271,683          $13,680,288           $25,759,433         $26,036,111
Contracting revenue                         3,400,954            2,800,262             5,150,529           4,845,878
Other revenue                                    -                 672,808               371,386           1,721,763
                                          -----------          -----------           -----------         -----------
       Total revenue                       16,672,637           17,153,358            31,281,348          32,603,752

Cost of concrete and
   related products revenue                10,622,531           10,651,553            20,469,456          20,647,504
Cost of contracting revenue                 2,503,822            2,778,857             4,602,744           4,785,037
Cost of other revenue                           1,825              579,996               247,562           1,297,979
                                          -----------          -----------           -----------         -----------
       Gross profit                         3,544,459            3,142,952             5,961,586           5,873,232

Selling, general and
   administrative expenses                  2,902,166            2,983,651             5,440,523           6,424,174
Charge for litigation                               -            4,500,000                     -           4,500,000
                                          -----------          -----------           -----------         -----------

       Operating income (loss)                642,293           (4,340,699)              521,063          (5,050,942)

Other income (deductions)
   Joint venture equity loss                        -              (25,000)                    -             (50,000)
   Interest expense                          (578,819)            (631,570)           (1,099,093)         (1,208,875)
   Gain (loss) on sale
       of equipment                           (20,573)             (51,269)               45,997             (58,916)
   Interest and other income                  668,598              163,150               817,245             286,057
   Minority interest                           (9,575)              19,615                (9,575)             11,356
                                          -----------          -----------           -----------         -----------
                                               59,631             (525,074)             (245,426)         (1,020,378)

       Profit (loss) before
         income taxes                         701,924           (4,865,773)              275,637          (6,071,320)

Income tax                                    250,374                    -               170,179                   -
                                          -----------          -----------           -----------         -----------

       Net income (loss)                      451,550           (4,865,773)              105,458          (6,071,320)

Other comprehensive income                          -                    -                     -                   -
                                          -----------          -----------           -----------         -----------

Comprehensive income (loss)                   451,550           (4,865,773)              105,458          (6,071,320)

Retained earnings,
   beginning of period                     31,155,543           45,832,111            31,501,635          47,037,658
                                          -----------          -----------           -----------         -----------

Retained earnings,
   end of period                          $31,607,093          $40,966,338           $31,607,093         $40,966,338
                                          ===========          ===========           ===========         ===========

See accompanying notes to consolidated financial statements.


                                                 THREE               THREE              SIX            SIX
                                                MONTHS              MONTHS             MONTHS         MONTHS
                                                 ENDED               ENDED             ENDED          ENDED
                                               JUNE 30,             JUNE 30,          JUNE 30,       JUNE 30,
                                                 1998                1997               1998           1997
                                               --------             --------          --------       --------
Basic income (loss)
  per share from
   continuing operations                     $    0.10            $   (1.08)         $    0.02      $   (1.35)
                                             =========            =========          =========      =========

Weighted average number of
   shares outstanding-Basic                  4,498,935            4,498,935          4,498,935      4,498,935
                                             =========            =========          =========      =========

Diluted income loss                          $    0.10            $   (1.08)         $    0.02      $   (1.35)
                                             =========            =========          =========      =========
Weighted average number of
   shares diluted                            4,524,722            4,498,935          4,533,768      4,498,935
                                             =========            =========          =========      =========





See accompanying notes to consolidated financial statements.

                                            DEVCON INTERNATIONAL CORP.
                                                 AND SUBSIDIARIES

                                       Consolidated Statements of Cash Flows
                                      Six Months Ended June 31, 1998 and 1997
                                                    (Unaudited)

                                                                             1998                  1997
                                                                             ----                  ----

Cash flows from operating activities:
   Net income (loss)                                                    $   105,458         $(6,071,320)
   Adjustments to reconcile net
      loss to net cash provided
      by operating activities:
   Depreciation and amortization                                          2,918,395           2,945,065
   Joint venture equity loss                                                      -              50,000
   Provision for doubtful accounts
      and notes                                                            (217,162)            150,000
   (Gain) loss on sale of equipment                                         (45,997)             58,916
   Minority interest expense                                                  9,575             (11,356)
   Charge for litigation                                                          -           4,500,000

Changes in operating assets and liabilities:
   Decrease (increase) in receivables, net                                  293,718          (3,066,372)
   (Increase) decrease in costs in excess
      of billings and estimated earnings                                   (858,388)            252,742
   Decrease in inventories                                                  254,178             271,116
   Increase in other current assets                                        (102,793)           (329,140)
   (Increase) decrease in other assets                                       (2,932)             17,499
   (Decrease) increase in accounts payable,
      trade and other                                                    (1,059,290)          2,674,615
   Increase (decrease) in billings in
      excess of costs and estimated earnings                                371,392             (32,475)
   Increase (decrease) in income taxes
      payable                                                                44,135            (146,082)
   Decrease in other liabilities                                           (316,171)           (132,105)
                                                                        -----------         -----------

      Net cash provided by
         operating activities                                             1,394,118           1,131,103
                                                                        -----------         -----------
Cash flows from investing activities:
   Purchase of property, plant and
      equipment                                                          (4,313,764)         (6,083,550)
   Proceeds from disposition of property,
      plant and equipment                                                 3,473,105             119,746
   Payments received on notes                                             1,165,236             897,406
   Investment in affiliates                                                (112,020)                  -
   Advances from affiliates                                                   5,561             305,000
   Issuance of Notes                                                       (479,135)                  -
                                                                        -----------         -----------
      Net cash used in
       investing activities                                             $  (261,017)        $(4,761,398)
                                                                        ===========         ===========


See accompanying notes to consolidated financial statements.

                                            DEVCON INTERNATIONAL CORP.
                                                 AND SUBSIDIARIES

                                       Consolidated Statements of Cash Flows

                                      Six Months Ended June 30, 1998 and 1997
                                                    (Unaudited)

                                                                     1998                       1997
                                                                     ----                       ----
Cash flows from financing activities:
   Proceeds from debt                                          $  5,029,879                $ 7,993,525
   Principal payments on debt                                    (7,008,558)                (6,506,310)
   Net borrowings from bank credit
       line/overdrafts                                              306,795                    882,605
                                                               ------------                -----------

       Net cash (used in) provided by
          financing activities                                   (1,671,884)                 2,369,820
                                                               ------------                -----------
       Net decrease in
          cash and cash equivalents                                (538,783)                (1,260,475)

       Cash and cash equivalents,
          beginning of period                                     1,001,368                  1,903,994
                                                               ------------                -----------
       Cash and cash equivalents,
          end of period                                        $    462,585                $   643,519
                                                               ============                ===========


Supplemental disclosures of
   cash flow information

       Cash paid for:

          Interest                                             $  1,163,717                $ 1,264,193
                                                               ============                ===========

          Income taxes                                         $    124,140                $   146,082
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1998 and the results of its operations and cash flows for the three and six months ended June 30, 1998 and 1997.

The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. In accordance with SFAS No. 128, primary earnings per share have been replaced with basic earnings per share, and fully diluted earnings per share have been replaced with diluted earnings per share, which includes potentially dilutive securities such as outstanding options. Prior periods have been presented to conform to SFAS No. 128, however, as the Company had a net loss in the prior periods, basic and diluted loss per share are the same.

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

Options to purchase 171,300 and 148,300 shares of common stock, at prices ranging from $2.33 to $3.00 per share, were outstanding for the quarters ended June 30, 1998 and 1997, respectively. In 1997 the options were not included in the computation of diluted earnings per share because the inclusion of the options would be antidilutive. Options to purchase 342,475 and 348,155 shares of common stock, at prices ranging from $3.63 to $14.00 per share, were outstanding for the quarters ended June 30, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares. For additional disclosures regarding the outstanding employee stock options, see the 1997 Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

All dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including the financial condition of the Company's customers, changes in domestic and foreign economic and political conditions, demand for the Company's services and products, risk and uncertainties related to large foreign construction projects and changes in the Company's competitive environment.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 VS THREE MONTHS ENDED JUNE 30,
1997

REVENUE

The Company's revenue during the second quarter of 1998 was $16.7 million as compared to $17.2 million during the same period in 1997. This 2.9 percent decrease was primarily due to a decrease in other sales of $673,000 as a result of the sale of Crown Bay Marina in January 1998.

The Company's concrete and related products division revenue decreased 3.0 percent to $13.3 million during the second quarter of 1998 as compared to $13.7 million for the same period in 1997, primarily as a result of a decrease in demand for this division's products on certain Caribbean islands, offset to a lesser extent by increased demand on other islands. The Company cannot currently determine whether demand for this division's products will increase, decrease or remain the same throughout 1998.

Revenue from the Company's land development contracting division increased by
21.5 percent to $3.4 million during the second quarter of 1998 as compared to $2.8 million for the same period in 1997. This increase is primarily due to the Company starting various contracts during the quarter. The Company's backlog of unfilled portions of land development contracts at June 30, 1998 was $20.6 million, involving 11 projects. One project's backlog amounts to $15.0 million. A Company subsidiary and two of the Company's directors are minority partners of the entity developing this project. The Company expects that part of the backlog outstanding at June 30, 1998 will be completed by the end of 1998. The Company expects to achieve in 1998 contract revenue levels higher than those achieved in 1997.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenue increased to 80.0 percent during the second quarter of 1998 from 77.9 percent for the same period in 1997. This increase was primarily attributable to the decrease in revenue and changes in the mix of products sold in the second quarter of 1998 compared to 1997, and to a lesser extent offset by a reduction in depreciation.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenue decreased to 73.6 percent during the second quarter of 1998 from 99.2 percent during the same period in 1997. This decrease is primarily attributable to the type of contracts the Company has been able to obtain, which has led the Company to utilize its dredge at higher efficiency. In addition, the Company's gross margins are affected by the varying profitability levels of individual contracts and the stage of completion of such contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense ("SG&A expense") decreased by 2.7 percent to $2.9 million for the second quarter of 1998 from $3.0 million for the same period in 1997. As a percentage of revenue, SG&A expense remained the same at 17.4 percent for the second quarter 1998 as for the same period of 1997. The expense for the allowance for doubtful accounts and notes was approximately $30,000 during the quarter.

DIVISIONAL OPERATING INCOME

The Company had an operating income of $642,000 for the second quarter of 1998, as compared to an operating loss of $4.3 million for the same period in 1997. The Company's concrete and related products division operating income decreased to $279,000 during the second quarter of 1998 compared to $813,000 during the same period in 1997. This decrease is primarily attributable to lower gross profit on two islands, offset to a lesser extent by improvement in other operations. The SG&A expense for the concrete and related products increased by
5.9 percent.

The Company's land development contracting division had an operating income of $544,000 during the second quarter of 1998 compared to a loss of $500,000 during the same period in 1997. This improvement was primarily attributable to the type of contracts the Company has been able to obtain, as discussed above, combined with a reduction of SG&A expenses, primarily legal expenses.

OTHER INCOME

Interest income has increased due to that the Company is recognizing as income a portion of the receipts, in excess of agreed upon amounts, from the notes receivable due from the Government of Antigua and Barbuda.

NET INCOME (LOSS)

The Company had a net income of $452,000 during the second quarter of 1998 as compared to a loss of $4.9 million during the same period in 1997. The result from 1997 was largely affected by a charge for litigation of $4.5 million. Tax expense increased due to the expiration of the tax holiday in Antigua.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 VS SIX MONTHS ENDED JUNE 30, 1997

REVENUE

The Company's revenue during the first six months of 1998 was $31.3 million as compared to $32.6 million during the same period in 1997. This 4.1 percent decrease was primarily due to a decrease in other sales of $1.4 million as a result of the sale of Crown Bay Marina in January 1998.

The Company's concrete and related products division revenue decreased 1.1 percent to $25.8 million during the first six months of 1998 as compared to $26.0 million for the same period in 1997, primarily as a result of a decrease in demand for this division's products on certain Caribbean islands, offset to a lesser extent by increased demand on other islands. The Company cannot currently determine whether demand for this division's products will increase, decrease or remain the same throughout 1998.

Revenue from the Company's land development contracting division increased by
6.3 percent to $5.2 million during the first six months of 1998 as compared to $4.8 million for the same period in 1997. This increase is primarily due to the Company starting various contracts during the quarter. The Company's backlog of unfilled portions of land development contracts at June 30, 1998 was $20.6 million, involving 11 projects. One of these project's backlog amounts to $15.0 million, a Company subsidiary and two of the Company's directors are minority partners of the entity developing this project. The Company expects that part of the backlog outstanding at June 30 1998 will be completed by the end of 1998. The Company expects to achieve in 1998 contract revenue levels higher than those achieved in 1997.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenue increased to 79.5 percent during the first six months of 1998 from 79.3 percent for the same period in 1997. This increase was primarily attributable to the decrease in revenue and changes in the mix of products sold in the first six months of 1998 compared to 1997, and to a lesser extent offset by a reduction in depreciation.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenue decreased to 89.4 percent during the first six months of 1998 from 98.7 percent during the same period in 1997. This decrease is primarily attributable to the type of contracts the Company has been able to obtain, which has led the Company to utilize its dredge at higher efficiency. In addition, the Company's gross margins are affected by the varying profitability levels of individual contracts and the stage of completion of such contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense ("SG&A expense") decreased by 15.3 percent to $5.4 million for the first six months of 1998 from $6.4 million for the same period in 1997. The allowance for doubtful accounts and note receivable was reduced by approximately $217,000, which reduced SG&A expense in the second quarter of 1998, compared to a cost of $150,000 in 1997. Legal expenses decreased approximately $310,000 and other non-recurring cost reductions of $300,000 occurred in the first six months of 1998. As a percentage of revenue, SG&A expense decreased to 17.4 percent for the first six months of 1998 from
19.7 percent for the same period of 1997. This percentage decrease was primarily attributable to the decrease in SG&A expense in 1998 versus 1997.

DIVISIONAL OPERATING INCOME

The Company had an operating income of $521,000 for the first six months of 1998, as compared to an operating loss of $5.1 million for the same period in 1997. The Company's concrete and related products division operating income increased to $1.1 million during the first six months of 1998 from $741,000 during the same period in 1997. This increase was primarily attributable to the decreased SG&A expense.

The Company's land development contracting division operating loss decreased to $353,000 during the first six months of 1998 compared to $1.2 million during the same period in 1997. This decrease was primarily attributable to the type of contracts the Company has been able to obtain, combined with reduced SG&A expense, primarily legal expenses.

OTHER INCOME

Interest income has increased due to that the Company is recognizing as income a portion of the receipts, in excess of agreed upon amounts, from the notes receivable due from the Government of Antigua and Barbuda.

NET INCOME (LOSS)

The Company had a net income of $105,000 during the first six months of 1998 as compared to a loss of $6.1 million during the same period in 1997. The result from 1997 was largely affected by a charge for litigation of $4.5 million. Tax expense increased due to the expiration of the tax holiday in Antigua.

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

As of June 30, 1998, the Company's liquidity and capital resources included cash and cash equivalents of $463,000 and working capital of $8.4 million. Included in working capital is approximately $3.4 million of assets held for sale. Although management's intention is to sell these assets during 1998, there can be no assurance that all assets will be sold. As of June 30, 1998, total outstanding liabilities was $40.7 million as compared to $43.6 million as of December 31, 1997. As of June 30, 1998, the Company had available lines of credit totaling $809,000.

Cash flows provided by operating activities for the six months ended June 30 1998 was $1.4 million compared with $1.1 million for the same period in 1997. The primary use of cash for operating activities during the six months ended June 30 1998 was a decrease in accounts payable and accruals of $1.1 million.

Net cash used in investing activities was $261,000 in the first six months of 1998. Purchases of property, plant, and equipment were $4.3 million. The purchases were almost completely financed through equipment financing. Some of this financing included refinancing of equipment acquired in December 1997. Proceeds from sale of property, plant and equipment was $3.5 million and repayment of debt was $7.0 million.

The Company turned its second quarter ending accounts receivable approximately
6.2 times, compared to 5.3 times for both of the fiscal years 1997 and 1996. The improvement in the accounts receivable turnover ratio is a result of increased collection efforts and more stringent credit control.

The Company entered into a credit agreement with a Caribbean bank in November 1996 for a total credit of $7.0 million. One part of the credit agreement is a term loan for $6.0 million repayable in monthly installments through November 2002. The Company had $4.4 million of borrowings outstanding on this loan at June 30 1998. The second part is a revolving line of credit of $1.0 million. The credit line has been re-approved and extended until February 1999. The Company had $325,000 outstanding under this line of credit at June 30 1998. The interest rate on indebtedness outstanding under both loans is at a rate variable with the prime rate. The credit agreement is collateralized by various parcels of real property and other assets located in the United States Virgin Islands and certain other areas. The Company was in violation of certain loan covenants as of June 30 1998. The bank has agreed not to accelerate the repayment of the loan as long as the Company is current in its loan payments.

The Company has a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility is due on demand and bears interest at 14.0 percent per annum. At June 30, 1998, the Company had borrowings of $366,000 outstanding under this line.

The Company has borrowed approximately $5.8 million from the Company President. The note is unsecured and bears interest at the prime interest rate. Three hundred thousand is due on demand and $5.5 million is due on July 1, 1999. The President has the option to make the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires
15.0 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15.0 percent or more of the common stock.

The Company purchases equipment from time to time as needed for its ongoing business operations. The Company is currently replacing or upgrading some equipment used by the concrete and related products division, principally concrete trucks and quarry equipment. The Company is also presently acquiring heavy construction equipment for one of its current projects. This should result in a net cash expenditure, after financing part of the equipment purchases, of approximately $2.0 million during 1998. The Company has identified some equipment and real property not needed for its ongoing operations and it plans to sell those assets. The net carrying cost of these assets is $3.4 million. The proceeds from these sales will reduce debt and provide working capital. Except for equipment purchases in certain locations, such as the Bahamas, the Company believes it has available or can obtain sufficient financing for most of its contemplated equipment replacements and additions. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases on an individual asset basis. At June 30, 1998, amounts outstanding to these lenders totaled $11.6 million. These loans are typically repaid over a three to five-year term in monthly principal and interest installments.

A significant portion of the Company's outstanding debt bears interest at variable rates. The Company could be negatively impacted by a substantial increase in interest rates.

The Company has contingent obligations and has made certain guarantees in connection with acquisitions, its participation in certain joint ventures, certain employee and construction bonding matters and its receipt of a tax exemption. As part of the 1995 acquisition of Societe des Carrieres de Grand Case (SCGC), a French company operating a ready-mix concrete plant and quarry in St. Martin, the Company agreed to pay the quarry owners (who were also the owners of SCGC), a royalty payment of $550,000 per year through August 2000, which at the Company's option, may be renewed for two successive five-year periods and requires annual payments of $550,000 per year. At the end of the fifteen-year royalty period, the Company has the option to purchase a fifty hectare parcel of property for $4.4 million.

Notes receivable and accrued interest at June 30, 1998 include $11.4 million, net due the Company pursuant to certain promissory notes delivered to the Company in connection with two construction contracts with the Government of Antigua, $2.0 million of which is classified as a current receivable. The notes call for both quarterly and monthly principal and interest payments until maturity in 1997. The notes were not satisfied at maturity but the Antiguan government has advised the Company that payments will continue until the obligation is satisfied. The Government of Antigua has routinely made the required quarterly payments aggregating $1.3 million per year but has made only some of the required monthly payments. The Company does not presently anticipate any material decreases of payments by the Government of Antigua.

YEAR 2000 ISSUE

The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The majority of the Company's systems are purchased from outside vendors. The Company is currently assessing whether it will be required to modify or replace significant portions of its software and hardware so that its computer systems will properly utilize dates beyond December 31, 1999. Those installed systems which are not currently able to fully function in the Year 2000, either have new versions which are Year 2000 compliant, or the vendor has committed to a Year 2000 complaint release in sufficient time to allow installation and testing prior to critical cutover dates. The Company has begun to develop plans to address the possible exposures related to the impact on its computer systems of the Year 2000 problem. The plan provides for the conversion efforts to be completed by the end of 1999. Management can not determine the financial impact of making the required system changes to the Company consolidated financial position, results of operations or cash flows which are being funded through operating cash flows as the Company has just begun to address this issue. There can be no assurance that the Company's systems nor the computer systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999. The Company is in process of contacting its larger suppliers and customers in regards to their year 2000 compliance.

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

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. Management does not anticipate a significant impact of the adoption of SFAS 133 on the Company's consolidated financial position, results of operations or cash flows.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company was as of June 30, 1998 in violation of certain loan covenants on debt to a bank. The bank has agreed not to accelerate the repayment of the loans as long as the Company is current in its loan payments. The Company is current in its payments as of June 30, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Shareholders Meeting on June 12, 1998. The issues submitted to a vote of the security holders and the results of the voting are as follows:

         1)       Election of five directors

                                                     FOR             WITHHELD
                                                     ---             --------

                  Richard L.  Hornsby              3,130,924          55,300
                  Robert L.  Kester                3,130,924          55,300
                  W.  Douglas Pitts                3,130,924          55,300
                  Donald L. Smith, Jr.             3,130,124          56,100
                  Robert A. Steele                 3,130,924          55,300

                  The Board consists of five directors. All nominees were elected to serve for a one year period.

         2)       Amendment of the Company's Restated Articles of Incorporation

                                        FOR         AGAINST      WITHHELD
                                        ---         -------      --------

                                     3,132,569       45,710        7,945

         3) Proposal to ratify the appointment of KPMG Peat Marwick, LLP as the Company's auditor for 1998.



                                      FOR           AGAINST        WITHHELD
                                      ---           -------        --------

                                   3,182,654          425           3,145


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

Date:    AUGUST 14, 1998                                By: /S/ JAN A. NORELID
                                                           ---------------------
                                                               Jan A. Norelid
                                                               Vice President

                                 EXHIBIT INDEX



EXHIBIT                               DESCRIPTION
-------                               -----------


   27               Financial Data Schedule