Form 10-Q
period 1998-09-30
DEVCON INTERNATIONAL CORP
filed 1998-11-12
CIK 28452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

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

         YES     X                  NO ______

As of November 9, 1998, the number of shares outstanding of the Registrant's Common Stock was 4,498,935.


                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES




                                      INDEX

                                                                                PAGE NUMBER
                                                                                -----------
Part I.        Financial Information:


               Consolidated Balance Sheets - September 30, 1998
               and December 31, 1997..............................................      3-4


               Consolidated Statements of Operations and
               Retained Earnings - Three and Nine Months
               Ended September 30, 1998 and 1997..................................      5-6


               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1998 and 1997......................      7-8


               Notes to Consolidated Financial Statements.........................        9


               Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations.........................................................    10-18


Part II.       Other Information..................................................       19

PART I.    FINANCIAL INFORMATION
------------------------------------------------------------

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997



                                              SEPTEMBER 30,       DECEMBER 31,
                                                 1998                1997
                                              -------------       -----------
                                              (Unaudited)          (Audited)
ASSETS

Current assets:
   Cash                                      $   566,950          $   876,368
   Cash equivalents                              488,347              125,000
   Receivables, net                           12,939,662           13,928,997
   Costs in excess of billings
     and estimated earnings                    2,067,455              329,707
   Inventories                                 4,956,043            4,779,121
   Assets held for sale                        2,943,894            6,919,511
   Other                                         634,920              937,290
                                              ----------           ----------

        Total current assets                  24,597,271           27,895,994

Property, plant and equipment
   Land                                        2,148,825            2,148,825
   Buildings                                   3,453,382            3,365,775
   Leasehold interests                         6,558,595            6,302,592
   Equipment                                  56,283,911           53,382,393
   Furniture and fixtures                        587,013              560,402
   Construction in process                     1,848,050            1,007,879
                                             -----------          -----------
                                              70,879,776           66,767,866

Less accumulated depreciation                (29,080,376)         (27,119,417)
                                             -----------          -----------
                                              41,799,400           39,648,449

Investments in unconsolidated
   joint ventures and affiliates                 244,150              132,130
Advances to unconsolidated joint
   ventures and affiliates                       550,695              568,861
Receivables, net                              13,875,147           15,137,701
Intangible assets, net of
   accumulated amortization                    1,184,988            1,429,921
Other assets                                   1,450,325            1,620,204
                                             -----------          -----------

        Total assets                         $83,701,976          $86,433,260
                                             ===========          ===========

See accompanying notes to consolidated financial statements.


                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997




                                                       SEPTEMBER 30,        DECEMBER 31,
                                                          1998                1997
                                                       -------------        ------------
                                                       (Unaudited)          (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade and other                  $ 5,039,359          $ 6,390,461
   Accrued expenses and other liabilities               2,430,357            2,702,517
   Notes payable to banks                               1,212,627              384,473
   Current installments of long-term debt               6,000,475            8,990,968
   Billings in excess of costs and
     estimated earnings                                 1,007,750              137,408
   Income taxes                                           465,839              577,478
                                                       ----------           ----------

         Total current liabilities                     16,156,407           19,183,305

Long-term debt, excluding current
   installments and notes payable to banks             17,244,808           16,981,738
Minority interest in consolidated
   subsidiaries                                         1,925,989            1,923,629
Deferred income taxes                                     399,056              399,791
Other liabilities                                       4,800,950            5,129,135
                                                      -----------           ----------

         Total liabilities                             40,527,210           43,617,598

Stockholders' equity:
   Common stock                                           449,894              449,894
   Additional paid-in capital                          12,064,133           12,064,133
   Cumulative translation adjustment                   (1,268,617)          (1,200,000)
   Retained earnings                                   31,929,356           31,501,635
                                                      -----------           ----------

         Total stockholders' equity                    43,174,766           42,815,662
                                                      -----------           ----------

Total liabilities and stockholders' equity            $83,701,976          $86,433,260
                                                      ===========          ===========

See accompanying notes to consolidated financial statements.



                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

           Consolidated Statements of Operations and Retained Earnings
             Three and Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                         THREE           THREE            NINE           NINE
                                        MONTHS          MONTHS           MONTHS         MONTHS
                                         ENDED           ENDED           ENDED          ENDED
                                       SEPT. 30,       SEPT. 30,       SEPT. 30,      SEPT. 30,
                                         1998            1997            1998           1997
                                     -----------    -----------       -----------     ---------
Concrete and related
   products revenue                $12,240,876      $13,054,280       $38,000,309     $39,090,390
Contracting revenue                  4,908,014        3,524,022        10,058,542       8,369,900
Other revenue                             -             443,717           371,386       2,165,481
                                   -----------      -----------       -----------     -----------
      Total revenue                 17,148,890       17,022,019        48,430,237      49,625,771

Cost of concrete and
   related products revenue         10,015,008        9,968,429        30,484,462      30,615,933
Cost of contracting revenue          3,921,682        2,764,110         8,524,426       7,549,146
Cost of other revenue                   (1,474)         402,645           246,088       1,700,625
                                   -----------      -----------       -----------     -----------
   Gross profit                      3,213,674        3,886,835         9,175,261       9,760,067

Selling, general and
   administrative expenses           2,778,852        3,275,124         8,219,376       9,699,298
Charge for litigation                     -                -                 -          4,500,000
                                   -----------      -----------       -----------     -----------

      Operating income (loss)          434,822          611,711           955,885      (4,439,231)

Other income (deductions)
   Joint venture equity loss         -                  (25,000)              -           (75,000)
   Interest expense                   (525,629)        (751,608)       (1,624,722)     (1,960,484)
   Gain (loss) on sale
     of equipment                       73,138          145,399           119,134          86,483
   Interest and other income           290,409          265,879         1,107,655         551,936
   Minority interest                     7,215          (20,307)           (2,360)         (8,950)
                                   -----------      -----------       -----------     -----------
                                      (154,867)        (385,637)         (400,293)     (1,406,015)
                                   -----------      -----------       -----------     -----------
      Profit (loss) before
        income taxes                   279,955          226,074           555,592      (5,845,246)
Income tax                              42,309         (120,355)         (127,871)       (120,355)
                                   -----------      -----------       -----------     -----------

      Net income (loss)                322,264          105,719           427,721      (5,965,601)

Retained earnings,
   beginning of period              31,607,092       40,966,338        31,501,635      47,037,658
                                   -----------      -----------       -----------     -----------

Retained earnings,
   end of period                   $31,929,356      $41,072,057       $31,929,356     $41,072,057
                                   ===========      ===========       ===========     ===========

See accompanying notes to consolidated financial statements.


                                        THREE           THREE            NINE            NINE
                                       MONTHS          MONTHS           MONTHS          MONTHS
                                        ENDED          ENDED            ENDED           ENDED
                                      SEPT. 30,       SEPT. 30,        SEPT. 30,        SEPT. 30,
                                       1998            1997              1998            1997
                                   ----------       ----------        ----------      -----------
Basic income (loss)
  per share from
   continuing operations           $     0.07       $     0.02        $     0.10      $    (1.33)
                                   ==========       ==========        ==========      ==========

Weighted average number of
   shares outstanding-Basic         4,498,935        4,498,935         4,498,935       4,498,935
                                   ==========       ==========        ==========      ==========


Diluted income (loss)              $     0.07       $     0.02        $     0.09      $    (1.33)
                                   ==========       ==========        ==========      ==========

Weighted average number of
   shares diluted                   4,515,277        4,548,187         4,527,604       4,498,935
                                   ==========       ==========        ==========      ===========

See accompanying notes to consolidated financial statements.


                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                               1998              1997
                                                               ----              ----
Cash flows from operating activities:
   Net income (loss)                                      $   427,721      $(5,965,601)
   Adjustments to reconcile net
     loss to net cash provided
     by operating activities:
   Depreciation and amortization                            4,408,761        4,620,858
   Joint venture equity loss                                     -              75,000
   Provision for doubtful accounts
     and notes                                               (163,937)         400,000
   Gain on sale of equipment                                 (119,134)         (86,483)
   Minority interest expense                                    2,360            8,910
   Charge for litigation                                         -           4,500,000

Changes in operating assets and liabilities:
   Decrease (increase) in receivables, net                    992,781       (4,880,377)
   (Increase) decrease in costs in excess
     of billings and estimated earnings                    (1,737,748)       2,128,237
   Increase in inventories                                   (176,922)        (648,552)
   Decrease (increase) in other current assets                302,370         (163,442)
   Decrease (increase)in other assets                          90,822          (86,752)
   (Decrease) increase in accounts payable,
     trade and other                                       (1,532,333)       1,397,523
   Increase in billings in excess of
     costs and estimated earnings                             870,342           90,240
   Decrease in income taxes payable                          (112,374)         (49,575)
   Decrease in other liabilities                             (328,185)        (178,505)
                                                         ------------      -----------

     Net cash provided by
        operating activities                                2,924,524        1,161,481
                                                         ------------      -----------

Cash flows from investing activities:
   Purchase of property, plant and
     equipment                                             (6,308,764)      (7,334,420)
   Proceeds from disposition of property,
     plant and equipment                                    3,698,785          309,538
   Payments received on notes                               2,126,979        1,469,577
   Investment in affiliates                                  (112,020)            -
   Advances from affiliates                                    18,166          452,592
   Issuance of notes                                         (514,135)            -
                                                         ------------      -----------

     Net cash used in
      investing activities                               $ (1,090,989)     $(5,102,713)
                                                         ------------      -----------

See accompanying notes to consolidated financial statements.



                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                           1998                 1997
                                                           ----                 ----
Cash flows from financing activities:
   Proceeds from debt                                 $ 6,180,803          $10,388,491
   Principal payments on debt                          (8,788,563)          (7,778,140)
   Net borrowings from bank credit
      line/overdrafts                                     828,154              295,931
                                                      -----------          -----------

      Net cash (used in) provided by
         financing activities                          (1,779,606)           2,906,282
                                                      -----------          -----------

      Net increase (decrease) in
         cash and cash equivalents                         53,929           (1,034,950)

      Cash and cash equivalents,
         beginning of period                            1,001,368            1,903,994
                                                      -----------          -----------
      Cash and cash equivalents,
         end of period                                $ 1,055,297          $   869,044
                                                      ===========          ===========


Supplemental disclosures of
   cash flow information

      Cash paid for:

         Interest                                     $ 1,722,397          $ 2,014,725
                                                      ===========          ===========

         Income taxes                                 $   124,875          $   169,929
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1998 and the results of its operations and cash flows for the three and nine months ended September 30, 1998 and 1997.

The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. For loss periods, weighted average common share equivalents are excluded from the calculation as their effect would be antidilutive.

Options to purchase 148,300 and 148,300 shares of common stock, at a price of $2.33 per share, were outstanding for the quarters ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1997, the options were not included in the computation of diluted earnings per share because the inclusion of the options would be antidilutive. Options to purchase 365,000 and 339,000 shares of common stock, at prices ranging from $2.94 to $14.00 per share, were outstanding for the quarters ended September 30, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares. For additional disclosures regarding the outstanding employee stock options, see the 1997 Form 10-K.

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in annual financial statements that is displayed with the same prominence as other annual financial statements. The Company's total comprehensive income, comprised of translation adjustments, for the three and nine month periods ended September 30, 1998 and 1997 were as follows:

                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                       1998           1997          1998            1997
                                       ----           ----          ----            ----

Net Income (loss)                   $322,264      $105,719      $427,721       $(5,965,601)
Other comprehensive income,
 net of taxes                        (68,617)         -          (68,617)             -
                                    --------      --------      --------       -----------

      Total comprehensive
        income (loss)               $253,647      $105,179      $359,104       $(5,965,601)
                                    ========      ========      ========       ===========

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUE

The Company's revenue during the third quarter of 1998 was $17.1 million as compared to $17.0 million during the same period in 1997. This 0.7 percent increase was primarily due to an increase in contracting revenue and to a lesser extent offset by a reduction of concrete and related products and in other sales as a result of the sale of Crown Bay Marina in January 1998.

The Company's concrete and related products division revenue decreased 6.2 percent to $12.2 million during the third quarter of 1998 as compared to $13.1 million for the same period in 1997, primarily as a result of a decrease in demand for this division's products on certain Caribbean islands partially due to the effect of Hurricane Georges, offset to a lesser extent by increased demand on other islands. The Company cannot currently determine whether demand for this division's products will increase, decrease or remain the same throughout 1998.

Revenue from the Company's land development contracting division increased by
39.3 percent to $4.9 million during the third quarter of 1998 as compared to $3.5 million for the same period in 1997. This increase is primarily due to the Company continuing various contracts that were started during the second quarter. The Company's backlog of unfilled portions of land development contracts at September 30, 1998 was $17.9 million, involving 11 projects. One project's backlog amounts to $14.2 million. A Company subsidiary and two of the Company's directors are minority partners of the entity developing this project. The Company expects that part of the backlog outstanding at September 30, 1998 will be completed by the end of 1998. The Company expects to achieve in 1998 contract revenue levels higher than those achieved in 1997.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenue increased to 81.8 percent during the third quarter of 1998 from
76.4 percent for the same period in 1997. This increase was primarily attributable to the decrease in revenue and changes in the mix of products sold in the third quarter of 1998 compared to 1997, and to a lesser extent offset by a reduction in depreciation.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenue increased to 79.9 percent during the third quarter of 1998 from 78.4 percent during the same period in 1997. This increase is primarily attributable to the varying profitability levels of individual contracts and the stage of completion of such contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense ("SG&A expense") decreased by 15.2 percent to $2.8 million for the third quarter of 1998 from $3.3 million for the same period in 1997. As a percentage of revenue, SG&A expense decreased to 16.2 percent during the third quarter compared to 19.2 percent for the same period last year. This decrease is primarily attributable to reduction of expense for bad debt, foreign exchange loss and various other expenses. The expense for the allowance for doubtful accounts and notes was approximately $35,000 during the quarter.

DIVISIONAL OPERATING INCOME

The Company had an operating income of $435,000 for the third quarter of 1998, as compared to $612,000 for the same period in 1997. The Company's concrete and related products division operating loss was $24,000 during the third quarter of 1998 compared to a profit of $708,000 during the same period in 1997. This decrease is primarily attributable to lower gross profit on some islands and the effect of Hurricane Georges, offset to a lesser extent by improvement in other operations. The SG&A expense for the concrete and related products decreased by
5.4 percent, which is in line with the decrease of sales.

The Company's land development contracting division had an operating income of $598,000 during the third quarter of 1998 compared to $83,000 during the same period in 1997. This improvement was primarily attributable to the type of contracts the Company has been able to obtain, combined with a reduction of $288,000 in SG&A expenses, primarily bad debt expense.

OTHER INCOME

Interest income has increased due to that the Company is recognizing as income a portion of the receipts, in excess of agreed upon amounts, from the notes receivable due from the Government of Antigua and Barbuda. There was also a reduction of interest expense for the third quarter in 1998 compared to the same period in 1997 due to a reduction of debt.

NET INCOME (LOSS)

The Company had a net income of $322,000 during the third quarter of 1998 as compared to $106,000 during the same period in 1997. Tax expense decreased due to a refund of taxes on one of the islands.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUE

The Company's revenue during the first nine months of 1998 was $48.4 million as compared to $49.6 million during the same period in 1997. This 2.4 percent decrease was primarily due to a decrease in other sales of $1.8 million as a result of the sale of Crown Bay Marina in January 1998.

The Company's concrete and related products division revenue decreased 2.8 percent to $38.0 million during the first nine months of 1998 as compared to $39.1 million for the same period in 1997, primarily as a result of a decrease in demand for this division's products on certain Caribbean islands partially due to the effect of Hurricane Georges, offset to a lesser extent by increased demand on other islands. The Company cannot currently determine whether demand for this division's products will increase, decrease or remain the same throughout 1998.

Revenue from the Company's land development contracting division increased by
20.2 percent to $10.1 million during the first nine months of 1998 as compared to $8.4 million for the same period in 1997. This increase is primarily due to the Company starting various contracts during the year. The Company's backlog of unfilled portions of land development contracts at September 30, 1998 was $17.9 million, involving 11 projects. One of these project's backlog amounts to $14.2 million, the Company and two of the Company's directors are minority partners of the entity developing this project. The Company expects that part of the backlog outstanding at September 1998 will be completed by the end of 1998. The Company expects to achieve in 1998 contract revenue levels higher than those achieved in 1997.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenue increased to 80.2 percent during the first nine months of 1998 from 78.3 percent for the same period in 1997. This increase was primarily attributable to the decrease in revenue and changes in the mix of products sold in the first nine months of 1998 compared to 1997, and to a lesser extent offset by a reduction in depreciation.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenue decreased to 84.7 percent during the first nine months of 1998 from 90.2 percent during the same period in 1997. This decrease is primarily attributable to the type of contracts the Company has been able to obtain, which has led the Company to utilize its dredge at higher efficiency. In addition, the Company's gross margins are affected by the varying profitability levels of individual contracts and the stage of completion of such contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense ("SG&A expense") decreased by 15.3 percent to $8.2 million for the first nine months of 1998 from $9.7 million for the same period in 1997. The expense for doubtful accounts and note receivable was reduced by approximately $578,000, legal expenses decreased approximately $370,000 and expenses on one of the islands was reduced by $340,000 after cost reduction measures occurred in the first nine months of 1998. As a percentage of revenue, SG&A expense decreased to 17.0 percent for the first nine months of 1998 from 19.5 percent for the same period of 1997. This percentage decrease was primarily attributable to the decrease in SG&A expense in 1998 versus 1997 and not to a change in sales volume.

DIVISIONAL OPERATING INCOME

The Company had an operating income of $956,000 for the first nine months of 1998, as compared to an operating loss of $4.4 million for the same period in 1997, which was affected by a charge for litigation of $4.5 million. The Company's concrete and related products division operating income decreased to $1.1 million during the first nine months of 1998 from $1.4 million during the same period in 1997. This decrease was primarily attributable to the decreased gross profit in 1998 due to higher cost of sales coupled with decreased sales volume, and to the negative effect of Hurricane Georges.

The Company's land development contracting division had an operating income of $245,000 during the first nine months of 1998 compared to a loss of $1.2 million during the same period in 1997. This improvement was primarily attributable to the type of contracts the Company has been able to obtain, combined with reduced SG&A expense, primarily legal expenses.

OTHER INCOME

Interest income has increased due to that the Company is recognizing as income a portion of the receipts, in excess of agreed upon amounts, from the notes receivable due from the Government of Antigua and Barbuda. Interest expense during the first nine months of 1998 decreased $336,000 compared to the same period in 1997 due to a decreased loan balance and improved cash position for part of 1998.

NET INCOME (LOSS)

The Company had a net income of $428,000 during the first nine months of 1998 as compared to a loss of $6.0 million during the same period in 1997. The result from 1997 was largely affected by a charge for litigation of $4.5 million.


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

As of September 30, 1998, the Company's liquidity and capital resources included cash and cash equivalents of $1.1 million and working capital of $8.4 million. Included in working capital is approximately $2.9 million of assets held for sale. Although management's intention is to sell these assets within the next 12 months, there can be no assurance that all assets will be sold. As of September 30, 1998, total outstanding liabilities were $40.5 million as compared to $43.6 million as of December 31, 1997. As of September 30, 1998, the Company had available lines of credit totaling $287,000.

Cash flows provided by operating activities for the nine months ended September 30, 1998 was $2.9 million compared with $1.2 million for the same period in 1997. The primary use of cash for operating activities during the nine months ended September 30, 1998 was a decrease in accounts payable and accruals of $1.5 million, and an increase of $1.7 million in costs in excess of billings and estimated earnings.

Net cash used in investing activities was $1.1 million in the first nine months of 1998. Purchases of property, plant, and equipment were $6.3 million. The purchases were almost completely financed through equipment financing. Some of this financing included refinancing of equipment acquired in December 1997. Proceeds from sale of property, plant and equipment were $3.7 million and repayment of debt was $8.8 million.

The Company turned its third quarter ending accounts receivable approximately
6.7 times, compared to 5.3 times for both of the fiscal years 1997 and 1996. The improvement in the accounts receivable turnover ratio is a result of increased collection efforts and more stringent credit control.

The Company entered into a credit agreement with a Caribbean bank in November 1996 for a total credit of $7.0 million. One part of the credit agreement is a term loan for $6.0 million repayable in monthly installments through November 2002. The Company had $4.2 million of the borrowings outstanding on this loan at September 30, 1998. The second part is a revolving line of credit of $1.0 million. The credit line has been re-approved and extended until February 1999. The Company had $800,000 outstanding under this line of credit at September 30, 1998. The interest rate on indebtedness outstanding under both loans is at a rate variable with the prime rate. The credit agreement is collateralized by various parcels of real property and other assets located in the United States Virgin Islands and certain other areas. The Company was in violation of certain loan covenants as of September 30, 1998. The bank has agreed not to accelerate the repayment of the loan as long as the Company is current in its loan payments. The Company anticipates to be current in its loan payments during the term of the loan.

The Company has a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility is due on demand and bears interest at 14.0 percent per annum. At September 30, 1998, the Company had borrowings of $413,000 outstanding under this line.

The Company has borrowed approximately $5.8 million from the Company President. The note is unsecured and bears interest at the prime interest rate. Three hundred thousand is due on demand and $5.5 million is due on October 1, 1999. The President has the option of making the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires 15.0 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15.0 percent or more of the common stock.

The Company purchases equipment from time to time as needed for its ongoing business operations. The Company is currently replacing or upgrading some equipment used by the concrete and related products division, principally concrete trucks and quarry equipment. The Company is also presently acquiring heavy construction equipment for one of its current projects. This should result in a net cash expenditure, after financing part of the equipment purchases, of approximately $2.0 million during 1998. The Company has identified some equipment and real property not needed for its ongoing operations and it plans to sell those assets. The net carrying cost of these assets is $2.9 million. Any proceeds from these sales would be used to reduce debt and provide working capital. The Company believes it has available or can obtain sufficient financing for most of its contemplated equipment replacements and additions. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases on an individual asset basis. At September 30, 1998, amounts outstanding to these lenders totaled $11.8 million. These loans are typically repaid over a three to five-year term in monthly principal and interest installments.

A significant portion of the Company's outstanding debt bears interest at variable rates. The Company could be negatively impacted by a substantial increase in interest rates.

The Company has contingent obligations and has made certain guarantees in connection with acquisitions, its participation in certain joint ventures, certain employee and construction bonding matters and its receipt of a tax exemption. As part of the 1995 acquisition of Societe des Carrieres de Grand Case (SCGC), a French company operating a ready-mix concrete plant and quarry in St. Martin, the Company agreed to pay the quarry owners (who were also the owners of SCGC), a royalty payment of $550,000 per year through August 2000, which at the Company's option, may be renewed for two successive five-year periods and requires annual payments of $550,000 per year. At the end of the fifteen-year royalty period, the Company has the option of purchasing a fifty-hectare parcel of property for $4.4 million.

Notes receivable and accrued interest at September 30, 1998 include $10.6 million, net due the Company pursuant to certain promissory notes delivered to the Company in connection with two construction contracts with the Government of Antigua, $2.0 million of which is classified as a current receivable. The notes call for both quarterly and monthly principal and interest payments until maturity in 1997. The notes were not satisfied at maturity but the Antiguan government has advised the Company that payments will continue until the obligation is satisfied. The Government of Antigua has routinely made the required quarterly payments aggregating $1.3 million per year but has made only some of the required monthly payments. The Company does not presently anticipate any material decreases of payments by the Government of Antigua.

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. If not addressed, such computer systems, software products and embedded technology may be unable to properly interpret dates beyond the year 1999, which could cause system failures or miscalculations and lead to disruptions in the Company's activities and operations.

During 1998 the Company has assessed its computer information system. The majority of the Company's systems are purchased from outside vendors. Those installed systems, which are not currently able to fully function in the Year 2000, have either new versions which are Year 2000 compliant, or the vendor has committed to a Year 2000 compliant release in sufficient time to allow installation and testing prior to critical cut over dates.

The Company has identified three major areas determined to be critical for successful Year 2000 compliance: i) information systems such as PC's, networks, batch-plant computers; ii) third party relationships, including customers, suppliers, and government agencies; and iii) equipment which may contain microprocessors with embedded technology.

The Company has taken an inventory of all computers and software and is planning the changes needed for these systems to become Year 2000 compliant. The Company is currently evaluating proposals from various vendors in respect to all of its information system needs. The Company believes that all conversion efforts will be completed before the end of year 1999.

The Company has initiated a Year 2000 contingency plan development process to mitigate potential disruptions in the Company's activities and operations that may be created by failures of critical business partners, equipment and internal systems. Such contingency plans are expected to be developed by the third quarter of 1999. However, the Company can provide no assurance that it will correctly anticipate the level, impact or duration of non-compliance by critical business partners, equipment or internal systems, or that contingency plans will be sufficient to mitigate the impact of non-compliance.

There can be no assurance that neither the Company's systems nor the computer systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999. Management has determined that there will be no material impact of making these required system changes to the Company's consolidated financial position, results of operations or cash flows.

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

ITEM 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS

                     None

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

                     The Company was as of September 30, 1998 in violation of certain loan covenants on debt to a bank. The bank has agreed not to accelerate the repayment of the loans as long as the Company is current in its loan payments. The Company is current in its payments as of September 30, 1998.

ITEM 4.              SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

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



Date:    NOVEMBER 13, 1998                    By: /S/ JAN A. NORELID
         -----------------                       ------------------------
                                                  Jan A. Norelid
                                                  Vice President

                                  EXHIBIT INDEX



EXHIBIT                                    DESCRIPTION
-------                                    -----------

27                                         Financial Data Schedule