Form 10-K
period 1998-12-31
DEVCON INTERNATIONAL CORP
filed 1999-03-31
CIK 28452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)of
                   the securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                          Commission file number 0-7152

                           DEVCON INTERNATIONAL CORP.

         FLORIDA CORPORATION                              TIN 59-0671992

         1350 E. NEWPORT CENTER DR. SUITE 201, DEERFIELD BEACH, FL 33442

                                 (954) 429-1500

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.10 PAR VALUE

We have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

This document or its amendments does not include disclosure of delinquent filers pursuant to Item 405 of Regulation S-K nor will disclosure be made in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 19, 1999, Devcon International Corp. had 4,498,935 shares outstanding. The aggregate market value of the Common Stock held by non-affiliates of Devcon International Corp. as of March 19, 1999 was approximately $3.9 million, based on the closing price on that date of $2.13 for the Common Stock as reported on the Nasdaq National Market System. In this calculation all executive officers, directors and 5 percent beneficial owners of Devcon International Corp. are considered to be affiliates. This is not an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from Devcon's definitive proxy statement (to be filed pursuant to Regulation 14A).

PART I


ITEM 1.  BUSINESS

GENERAL

In the Caribbean, Devcon International Corp.(the "Company") produces and distributes ready-mix concrete, crushed stone, concrete block, and asphalt and distributes bulk and bagged cement. We also perform site preparation work as a land development contractor. We have established a significant market share in most locations where we have facilities.

We are a large producer and distributor of ready-mix concrete and quarry products in these Caribbean islands:

         Puerto Rico                       United States Territory
         St. Thomas                        United States Virgin Islands
         St. Croix                         United States Virgin Islands
         Tortola                           British Virgin Islands
         Saba                              Netherlands Antilles
         St. Maarten                       Netherlands Antilles
         St. Martin                        French West Indies
         Antigua                           West Indies
         Dominica                          West Indies

Our contracting division performs earthmoving, excavating, and filling operations, builds golf courses, roads, and utility infrastructures, dredges waterways and constructs deep-water piers and marinas in the Caribbean. We have historically provided these land development services to both private enterprises and governments in the Caribbean. We believe that our relationships with customers in the Caribbean give us a competitive advantage. Our project managers have substantial experience in land development contracting, and our equipment is well-suited for the Caribbean markets. We have equipment and personnel in the Caribbean that, we believe, often allows us to start work more quickly and less expensively than other contractors. While we can bid competitively and complete cost-effectively these land development contracts, our ability to mobilize quickly can sometimes cause us to incur higher expense.

The following table sets forth financial highlights of our concrete and related products, contracting and other business:

                                                                 1998             1997              1996
                                                                 ----             ----              ----
                                                                             (In thousands)
Revenue (net of intersegment sales):
  Concrete and related products................................$50,448           $ 51,461          $52,987
  Contracting.................................................. 15,359              9,852           13,982
  Other........................................................    371              2,931            2,509
                                                               -------           --------          -------
       Total...................................................$66,178           $ 64,244          $69,478
                                                               =======           ========          =======

Operating (loss) income (by segment):
  Concrete and related products................................$   693           $ (4,322)           4,864
  Contracting..................................................    714             (3,502)          (1,093)
  Charge for litigation........................................    461             (4,500)             -
  Other........................................................    116                434              416
  Unallocated corporate overhead............................... (1,038)              (688)            (716)
                                                               -------           --------          -------
     Total.....................................................$   946           $(12,578)         $ 3,471
                                                                ======           ========          =======

Our executive offices are located at 1350 East Newport Center Drive, Suite 201, Deerfield Beach, Florida 33442 and our telephone number is (954)429-1500. In this document, the terms "Company" and "Devcon" refer to Devcon International Corp. and its subsidiaries.

BUSINESS DEVELOPMENT

We expanded our operations in the Caribbean by opening a second quarry in Puerto Rico in December 1998. Minority investors own 49.9 percent of this separate company. From time to time, we investigate opportunities to expand our operations to areas of the Caribbean where we presently have no business. Such expansion may take place through joint ventures, acquisitions or other business arrangements.

RISKS OF FOREIGN OPERATIONS

Portions of our operation are conducted in Caribbean foreign countries, primarily Antigua, St. Maarten, St. Martin, Dominica, Saba, St. Kitts, and Tortola. In 1998, 52.0 percent of our revenue was derived from foreign operations. Overseas contract work performed by the parent U.S. corporation is not considered foreign-source revenue for this calculation. For a summary of our revenues and earnings from foreign operations, see Note 11 of Notes to Consolidated Financial Statements. The risks of doing business in foreign areas include potential adverse changes in U.S. diplomatic relations with foreign countries, changes in the relative purchasing power of the U.S. dollar, hostility from local populations, adverse effects of exchange controls, restrictions on the withdrawal of foreign investment and earnings, government policies against businesses owned by non-nationals, expropriations of property, the instability of foreign governments, and any insurrection that could result in uninsured losses. We are not subject to these risks in Puerto Rico or the U.S. Virgin Islands since these territories use the U.S. dollar as currency. The Company is also subject to U.S. federal income tax upon the distribution of certain offshore earnings. See Note 9 of Notes to Consolidated Financial Statements. Although we have not encountered significant difficulties in our foreign operations, there can be no assurance that we will never encounter difficulties.

CONCRETE AND RELATED PRODUCTS

GENERAL We manufacture and distribute ready-mix concrete, block and crushed aggregate. We also distribute bulk and bagged cement. The different activities on the islands are shown below:

                                                                                   CONCRETE          BULK AND
                                                READY-MIX         QUARRY             BLOCK            BAGGED
                                                CONCRETE        AGGREGATES        PRODUCTION          CEMENT
                                                --------        ----------        ----------          ------
         Puerto Rico                                                 X
         St. Thomas, U.S.V.I.                       X                X                 X                 X
         St. Croix, U.S.V.I.                        X                X                                   X
         Tortola, British V.I.                      X                X
         Saba                                       X                X                                   X
         St. Maarten                                X                X                 X                 X
         St. Martin                                 X                X                                   X
         Antigua                                    X                X                 X                 X
         Dominica                                   X                                                    X

                                       3

Our concrete and related products business employs assets such as:

  /bullet/  Quarries                     /bullet/ Concrete Batch Plants
  /bullet/  Rock Crushing Plants         /bullet/ Fleet of Concrete Mixer Trucks
  /bullet/  Bulk Cement Terminals        /bullet/ Concrete Block Plants
  /bullet/  Cement Bagging Facilities    /bullet/ Asphalt Plants

We also lease a bulk cement ship to give us access to reliable, economical sources of cement. We have become the largest supplier of concrete and related products in the U.S. Virgin Islands, Antigua, St. Maarten, St. Martin, Dominica, Saba and Tortola.

READY-MIX CONCRETE AND CONCRETE BLOCK Our concrete batch plants mix cement, sand, crushed stone, water and chemical additives to produce ready-mix concrete for use in local construction. Our fleet of concrete mixer trucks deliver the concrete to the customer's job site. At our concrete block plants, a low-moisture concrete mixture is machine formed, then dried and stored for later sale. Usually, our ready-mix concrete operations and concrete block plants are the area's largest or only facility.

QUARRY OPERATIONS AND CRUSHED STONE We own or lease quarry sites at which we blast rock from exposed mineral formations. This rock is crushed to sizes ranging from 3 1/2 inch stones down to manufactured sand. The resulting aggregate is then sorted, cleaned and stored. The aggregate is sold to customers and used in our operations to make concrete products. Our quarries are the largest on six Caribbean islands. It is often less expensive to manufacture crushed rock at our quarries than to import aggregate from off-island sources.

BULK AND BAGGED CEMENT We lease a bulk cement ship with a 6,000 metric-ton capacity. The ship delivers cement in bulk to our cement terminals. From silos at these terminals, the cement is transferred for use in our concrete batch plants, sold in bulk or bagged and then sold. Bulk cement is readily available from a number of manufacturers located throughout the Caribbean basin. The ship assures us of reliable and relatively economical sources of cement.

SUPPLIES We presently obtain all of the crushed rock and a majority of the sand necessary for our production of ready-mix concrete from our own quarries. Our ability to produce our own sand gives us a competitive advantage because of the substantial investment required to produce sand, the difficulty in obtaining the necessary environmental permits to establish quarries and the moratorium on mining beach sand imposed by most Caribbean countries. The sand that we produce is sometimes blended with sand obtained from offshore sources unaffiliated with the Company. The bulk cement ship allows us to satisfy our cement requirements.

CUSTOMERS Our primary customers are building contractors, governments, asphalt pavers and individual homeowners. Customers generally pick up quarry products, concrete block and bagged cement at our facilities, and we generally deliver ready-mix concrete and bulk cement to the customers' job sites.

COMPETITION We have some competitors in the concrete and related products business in the locations where we conduct business. We encounter competition from the producers of asphalt, which is an alternative material to concrete for road construction. We believe our concrete and related products market share, resources, facilities, local presence and cost structure give us a competitive advantage in the eastern Caribbean markets where we operate.

LAND DEVELOPMENT CONTRACTING

GENERAL We have completed land development construction projects, including interstate highways, airport sites and runways, deep-water piers and marinas, hydraulic dredging, golf courses, and industrial, residential and commercial site development. We pursue the most profitable land development contracts available in the Caribbean, rather than attempting to maintain a high volume.

The revenue related to the work performed by our contracting division is generated on a contract-by-contract basis. The majority of our contracts are completed in less than one year, although we obtain multi-year contracts from time to time. These contracts are bid or negotiated at a fixed price except for changes in the scope of the work requested by the owner during the term of the contract. The majority of our work is performed by our own labor and equipment and is not subcontracted. We also enter into unit-price contracts where our fee is based upon the quantity of work performed. This is often measured in yards, meters or tons, rather than time.

OPERATIONS We obtain leads for new projects from customers and engineering firms with whom we have established relationships. First, we decide whether to submit a bid or negotiate to undertake a particular project. We prepare and submit timely proposals detailing what we believe will best meet a customer's objectives. We have also provided long-term or short-term financing to obtain more profitable construction contracts, and any financing by us in the future is contingent upon our financial position and operating results. Project proposals and bids are reviewed by our Vice President of Construction Operations and/or our President. After a customer accepts our proposal, a formal contract is negotiated. We are normally the prime contractor. We assign a project manager and one of our seven field superintendents to maintain close contact with the customer and its engineers, to supervise personnel and the relocation, purchase, lease and maintenance of equipment and to schedule and monitor our operations.

BACKLOG Our backlog of unfulfilled portions of land development contracts at December 31, 1998 was $16.3 million involving 10 projects. One project's backlog amounts to $11.9 million. A subsidiary and two of our directors are minority partners, and our President is Chairman, of the entity developing this project. This partnership does not yet have the necessary financing to complete the development of the project, therefore the amount of the backlog could substantially diminish and the timing of completion could vary. This compares to $4.4 million involving 12 projects at December 31, 1997. Since December 31, 1998 we have entered into new land development contracts in the Caribbean amounting to $470,000. We expect most of the current backlog will be completed during 1999.

BONDING We must obtain a performance bond to bid on government construction contracts and some private contracts. We have, in the past, been able to bond all contracts that so required.

COMPETITION Land development contracting is extremely competitive. Primary competitive factors include price, prior experience and relationships, the equipment available to complete the job, innovation, the available engineering staff to assist an owner in minimizing costs, how quickly a company can complete a contract, and the ability to obtain bonding which guarantees contract completion. We believe that we compete effectively and have a favorable competitive position in our Caribbean markets.

OTHER OPERATIONS

MARINA Two of our subsidiaries owned a Virgin Islands general partnership formed in 1988 to construct and operate a marina on a 4.92 acre parcel of land leased from the U.S. Virgin Islands government. The marina was sold for $3.3 million on February 3, 1998 and we recognized a loss of $108,000 in 1997.

TAX EXEMPTIONS AND BENEFITS

Most of our offshore earnings are taxed at rates lower than U.S. statutory federal income tax rates due to tax exemptions and lower prevailing tax rates offshore. The U.S. Virgin Islands Industrial Development Commission granted us tax exemptions on most of our U.S. Virgin Islands earnings through 2003. The Antigua and Barbuda tax exemption expired in 1996.

U.S. tax laws provide that our offshore earnings are not taxable for U.S. federal income tax purposes and most post-April 1988 concrete and related products earnings in the U.S. Virgin Islands can be distributed to us free of U.S. income tax. Any distribution to our United States operations of: (1) earnings from our U.S. Virgin Islands operations accumulated prior to April 1, 1988; or (2) earnings from our Antigua, St. Martin, St. Maarten, Dominica, Saba, St. Kitts, and Tortola operations, would subject us to U.S. federal income tax on the amounts distributed, less applicable taxes paid in those jurisdictions. At December 31, 1998, $39.0 million of accumulated earnings had not been distributed to our U.S. operations. We have not provided for federal income tax on the undistributed earnings of foreign subsidiaries because we intend to permanently reinvest those earnings offshore.

Our tax exemption and our ability to receive most of the current earnings from our U.S. Virgin Islands operations without subjecting us to U.S. income taxes reduces our income tax expense. For further information on our tax exemptions and income taxes, see Note 9 of Notes to Consolidated Financial Statements.

EQUIPMENT

Both of our businesses require us to lease or purchase and maintain equipment. As of December 31, 1998, our equipment included cranes, bulldozers, road graders, rollers, backhoes, earthmovers, hydraulic dredges, barges, rock crushers, bulk cement handling equipment and concrete batch and block plants, concrete mixer trucks, asphalt processing and paving equipment and other items. Some of this equipment is encumbered by chattel mortgages. See Notes 8 and 12 of Notes to Consolidated Financial Statements.

MISCELLANEOUS INVESTMENTS AND JOINT VENTURES

We have invested or participated in several joint ventures in connection with our land development contracting and concrete and related products division.

During 1997 and 1998 we invested $154,000 for a 2 percent interest in a real estate joint venture in the Bahamas. The upscale resort project awaits final financing to finish its development. We started the land development for the site in 1998. Two of our directors have an interest in the joint venture. See
Note 14 of Notes to Consolidated Financial Statements.

During 1998 we invested $122,000 for a 33 percent interest in a real estate company in Puerto Rico that owns the land where the Aguadilla quarry operates. During 1998 we recognized an expense of $39,000 using the equity method of accounting.

For several years, we held ownership interests in two development projects in Antigua. We initially received these interests as partial payment for construction work done for the Government of Antigua. During 1998 we sold our remaining interest in one of these projects, the Corbkinnon Property, for $625,000 and recorded a $278,000 gain on this sale. For additional information, see Notes 5 and 11 of Notes to Consolidated Financial Statements.

The Company owns 43 percent of a corporation formed to construct condominium housing units in Antigua. We invested $200,000 in the corporation and recorded losses of $150,000 and $50,000 in 1997 and 1996, respectively. For additional information, see Note 5 of Notes to Consolidated Financial Statements.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Donald L. Smith, Jr., 77, a cofounder of the Company, has served as its Chairman of the Board, President and Chief Executive Officer since its formation in 1951.

Richard L. Hornsby, 63, was appointed the Company's Executive Vice President in March 1989. Mr. Hornsby served as Vice President of the Company from August 1986 to February 1989. From 1981 to 1986 he was Financial Manager for unrelated private investment companies. He has been a director of the Company since 1975 and served as Vice President-Finance from 1972 to 1977.

Henry C. Obenauf, 69, was appointed Vice President-Engineering of the Company in March 1989, after having served as Vice President of the Company since 1977. Mr. Obenauf has been employed by the Company for over 21 years.

Jan A. Norelid, 45, was appointed Vice President-Finance and Chief Financial Officer in October 1997. From January 1996 to September 1997, he owned and operated a printing company. From 1991 to 1995 he served as Chief Financial Officer for Althin Medical, Inc., a medical device manufacturer.

Donald L. Smith, III, 45, was appointed Vice President-Construction Operations for the Company in December 1992. Starting in March 1992, he served as Assistant Vice President for Construction Operations-South Florida and Caribbean. Mr. Smith joined the Company in 1976 and has served in supervisory and managerial positions within the Company since that time.

EMPLOYEES

At December 31, 1998, we employed 74 persons in the contracting business in the Caribbean, of whom 29 are members of a union. We employed 368 persons in our concrete and related products division, of whom 142 are members of a union. We utilize personnel in the division where our needs warrant. We also employ 41 managerial, supervisory and administrative personnel in the overall administration and management of the Company. Employee relations are considered satisfactory.

ITEM 2. PROPERTY

GENERAL

Nearly all of the real property that the Company owns or leases is utilized by its concrete and related products division.

OTHER PROPERTY

We own undeveloped parcels of land in the U.S. Virgin Islands and Antigua. We sold a parcel of land in Collier County, Florida in 1997 for a $165,000 gain.

The following table shows information on the property and facilities that the Company owns or leases for its operations:

                                                                            LEASE EXPIRATION
         DESCRIPTION                                   LOCATION             WITH ALL OPTIONS          AREA
         -----------                                   --------             ----------------          ----
Principal executive offices (1)                        Deerfield Beach      5/07               8,410 sq.ft.
Maintenance shop for heavy equipment (1)(2)            Deerfield Beach      Month-to-Month      4.40 acres
Concrete block plant and                               St. Thomas           6/04               11.00 acres (1)
    equipment maintenance facility
Quarry and office building                             St. Thomas           -                   8.50 acres
Quarry and concrete batch plant                        St. Thomas           2/08               44.00 acres (1)
Barge terminal                                         St. Thomas           Month to Month      1.50 acres (1)
Bulk cement terminal and bagging facility              St. Thomas           5/12                 .50 acres (1)
Quarry                                                 St. Thomas           8/06                7.49 acres (1)
Bulk cement terminal, bagging facility                 St. Croix            -                   7.00 acres
Concrete batch plant and office                        St. Croix            -                   3.20 acres
Quarry, rock crushing plant                            St. Croix            -                  61.34 acres
Maintenance shop                                       St. Croix            7/10                6.00 acres (1)
Quarry                                                 St. Croix            5/03               10.78 acres (1)
Concrete batch plant, concrete                         Antigua              9/16               22.61 acres (1)
    block plant, rock crushing plant,
    asphalt plant, quarry and office
Bulk cement terminal and bagging facility              Antigua              -                   8.00 acres
Concrete batch plant, cement bagging                   Dominica             6/12                1.14 acres (1)
    plant, undeveloped land, silo and office           Dominica             -                    .77 acres
Concrete batch plant and block plant                   St. Maarten          8/00                3.00 acres (1)
Cement terminal and barge unloading facility           St. Maarten          6/05                 .30 acres (1)
Bagging facility                                       St. Maarten          4/06                 .30 acres (1)
Office building                                        St. Maarten          8/00                1.39 acres
Quarry, rock crushing plant, concrete                  Tortola              -                  30.00 acres
    batch plant, equipment maintenance
    facility and office building
Quarry, rock crushing plant and                        Saba                 12/02               6.00 acres (1)(3)
    concrete batch plant
Concrete batch plant                                   St. Kitts            Month-to-Month      1.00 acre  (1)(3)
Quarry, rock crushing plant, concrete                  St. Martin           7/10              123.50 acres (1)
    batch plant and office building
Quarry, rock crushing plant and                        Guaynabo,
    office building (1)(3)                             Puerto Rico          3/06               40.00 acres
Quarry, rock crushing plant                            Aguadilla                               94.00 acres (1)
                                                       Puerto Rico          6/01               (3)(4)

------------------------------------------------------------------------------

(1) Underlying land is leased but equipment and machinery on the land are owned by the Company.
(2) Leased from Donald L. Smith, Jr., the Company's Chief Executive. See Note 12 of Notes to Consolidated Financial Statements.
(3)  Acreage is estimated.
(4) Land is owned by the same owners as the operating company with small change of percentage ownership.

ITEM 3.    LEGAL PROCEEDINGS

We are sometimes involved in routine litigation arising in the ordinary course of our business, primarily contracting.

The Company believed it was entitled to additional compensation on a Florida construction project and we pursued a claim legally. In February 1999 a verdict was issued, giving us no additional compensation except for the retainage. Due to this judgment we took a charge for litigation of $1.5 million in 1998. We may decide to appeal the judgment.

In 1992, Fore Golf, Inc. sued us in the Ninth Judicial Circuit, Orange County, Florida, Case No. CI-92-5289. We were sued by Fore Golf, Inc. for work which this subcontractor allegedly performed in 1990 and 1991 during construction of two golf courses at Disney World in Orlando, Florida, the alleged unpaid contract balance in connection with this project, and inefficiency costs. In June 1997, the court issued an order establishing liability and damages against us. The Court entered a final judgment in favor of the plaintiff for damages and prejudgment interest. Subsequently, the trial court also awarded the plaintiff attorneys' fees. The Company accrued a total of $4.5 million, included in other liabilities, in 1997 to reflect the total estimated costs to be incurred should we not be successful in our post trial and appeal efforts. We have posted a bond for the damages, prejudgment interest and plaintiff's attorneys' fees. This bond is personally guaranteed by the Company's President. We settled our lawsuit with Fore Golf, Inc. and its creditors in March 1999. The settlement calls for a cash payment of approximately $300,000 and payments of $460,000 over a period of 4 years. We have not yet settled with the lawyers of Fore Golf regarding the judgment on attorney' fees. The trial court fee award has been contested by Fore Golf's attorneys. As the result of this settlement, we decreased the provision for litigation by $2.0 million. For further information, see Note 18 of Notes to Consolidated Financial Statements.

In the late 1980s, Bouwbedrijf Boven Winden, N.V., ("BBW") currently a Devcon subsidiary in the Netherlands Antilles, supplied concrete to a large apartment complex on the French side of St. Maarten. In the early 1990's the buildings began to develop exterior cracking and "popouts." In November 1993, BBW was named one of several defendants including the building's insurer, in a suit filed by Syndicat des Coproprietaires la Residence Le Flamboyant (condominium owners association of Le Flamboyant), in the French court "Tribunal de Grande Instance de Paris", case No. 510082/93. A French court assigned an expert to examine the cause of the cracking and popouts and to determine if the cracking/popouts are caused by a phenomenon known as alkali reaction (ARS). The expert found in his report, dated December 3, 1998, BBW responsible for the ARS. The plaintiff is seeking unspecified damages, including demolition and replacement of the 272 apartments. Based on the advice of legal counsel a judgment assessed in a French court would not be enforceable against a Netherlands Antilles company. Thus, the plaintiff would have to file the same claim in an Antillean court. It is too early to predict the final outcome of this matter. Management believes our defenses to be meritorious and does not believe that the outcome will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

We are subject to federal, state and local environmental laws and regulations. Management believes that we are in compliance with all such laws and regulations. Compliance with environmental protection laws has not had a material adverse impact on our consolidated financial condition, results of operations or cash flows in the past and is not expected to have a material adverse impact in the foreseeable future.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 1998.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

MARKET INFORMATION

Our Common Stock is traded on the Nasdaq National Market System under the symbol DEVC. The following table shows high and low prices for our Common Stock for each quarter for the last two fiscal years as quoted by Nasdaq.

         1998                                      HIGH                   LOW
         ----                                      ----                   ---

         First Quarter                            $4.88                  $3.50
         Second Quarter                            4.13                   2.13
         Third Quarter                             3.63                   2.13
         Fourth Quarter                            2.88                   1.75

         1997                                      HIGH                   LOW
         ----                                      ----                   ---

         First Quarter                            $6.50                  $4.75
         Second Quarter                            5.50                   4.25
         Third Quarter                             5.50                   3.88
         Fourth Quarter                            5.50                   4.50

As of March 11, 1999, there were 199 holders of record of the 4,498,935 outstanding shares of Common Stock plus more than 900 beneficial owners holding our Common Stock in their brokers' name. The closing sales price for the Common Stock on March 19, 1999, was $2.13. We paid no dividends in 1998 or 1997. The payment of cash dividends will depend upon the earnings, consolidated financial position and cash requirements of the Company, its compliance with loan agreements and other relevant factors. We do not presently intend to pay dividends. No unregistered securities were sold or issued in 1998, 1997 or 1996.

ITEM 6.  SELECTED FINANCIAL DATA

The following is our selected financial data which should be read in conjunction with our Consolidated Financial Statements and accompanying notes and with our "Management's Discussion and Analysis of Financial Condition and Results of Operations." This data is derived from our Consolidated Financial Statements audited by KPMG LLP, independent certified public accountants. Our Consolidated Financial Statements as of December 31, 1998 and 1997 and for each of the three years ended December 31, 1998 and the independent auditors' report appears elsewhere in this document.

                                                                 YEAR ENDED DECEMBER 31,
                                        1998             1997              1996             1995              1994
                                        ----             ----              ----             ----              ----
                                                (In thousands, except per share amounts)
EARNINGS STATEMENT DATA:
Concrete and related
   products revenues                $ 50,448         $ 51,461          $ 52,987          $ 37,716         $ 39,342
Contracting revenues                  15,359            9,852            13,982            16,068           22,942
Other revenues                           371            2,931             2,509             2,367            2,965
                                    --------         --------          --------          --------         --------
      Total revenues                $ 66,178           64,244            69,478            56,151           65,249
                                    --------         --------          --------          --------         --------

Cost of concrete and
   related products                 $ 41,281           41,659            39,277            29,069           29,200
Cost of contracting                   12,900            9,709            12,458            14,103           19,250
Cost of other                            246            2,311             1,913             1,721            2,388
                                    --------         --------          --------          --------         --------
      Gross profit                    11,751           10,565            15,830            11,258           14,411

Operating expenses                    10,806           23,143            12,359            10,984            9,926
                                    --------         --------          --------          --------         --------
      Operating income
        (loss)                           945          (12,578)            3,471               274            4,485

Other deductions                        (122)          (2,651)           (2,287)           (1,961)          (1,854)
                                    --------         --------          --------          --------         --------

   Income (loss) from
      continuing
      operations before
      income taxes                       823          (15,229)            1,184            (1,687)           2,631

Income taxes                             339              307               383               145               50
                                    --------         --------          --------          --------         --------

   Income (loss) from
      continuing
      operations                         484          (15,536)              801            (1,832)           2,581

   Loss from
      discontinued
      operations, net                  -                 -                 (488)             (915)            (470)

      Net earnings (loss)           $    484         $(15,536)         $    313          $ (2,747)        $  2,111
                                    ========         ========          ========          ========         ========

Basic earnings (loss) per share:
   From continuing
      operations                    $   0.11         $ (3.45)          $   .18           $   (.41)        $   .59
   From discontinued
      operations                         -               -                (.11)              (.21)           (.11)
                                    --------         -------           --------          ---------        --------
                                    $   0.11         $ (3.45)          $   .07           $   (.62)        $   .48
                                    ========         =======           ========          =========        ========

Weighted average number
   of shares outstanding               4,499           4,499              4,490              4,431           4,431
                                    ========         =======           ========          =========        ========

BALANCE SHEET DATA:

Working capital                     $ 6,910          $ 8,713           $12,063           $  4,848         $ 10,845
Total assets                         82,430           86,433            94,926             97,313           99,541
Long-term debt,
  excl current portion               18,153           16,982            19,251             15,548           17,454
Stockholders' equity                 43,641           42,816            59,552             59,159           61,655

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

This Form 10-K contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs. These statements involve risks and uncertainties that are beyond our control, and actual results may differ materially depending on many factors, including the financial condition of our customers, changes in domestic and foreign economic and political conditions, demand for our services, and changes in our competitive environment.

These and other factors could cause actual results or outcomes to differ materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date it is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date it is made. It is not possible for management to predict unanticipated factors or the effect they might have on our business.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 WITH YEAR ENDED DECEMBER 31, 1997

REVENUE

Our revenue was $66.2 million in 1998 and $64.2 million in 1997. This 3.0 percent increase reflects an increase in contracting revenue, partially offset by sales decreases in other and in our concrete and related products revenue.

Our concrete and related products revenue decreased 2.0 percent to $50.4 million in 1998 from $51.5 million in 1997. This decrease was primarily due to decreased demand for this division's products on certain Caribbean islands, partially offset by increased demand on other Caribbean islands. At this time, we cannot predict concrete and related products revenue levels in 1999.

Revenue from our contracting division increased 55.9 percent to $15.4 million in 1998 from $9.9 million in 1997. This increase resulted from starting and finishing some medium sized contracts and starting a $15.3 million contract in Exuma, Bahamas. Our backlog of unfilled portions of land development contracts at December 31, 1998 was $16.3 million involving 10 projects, as compared to $4.4 million involving 12 projects at December 31, 1997. Since December 31, 1998 we have entered into new contracts in the Caribbean amounting to $470,000. We expect that most of the current backlog will be completed during 1999.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products rose slightly to 81.8 percent of division revenue in 1998 from 80.9 percent in 1997. The cost increase was due to lower sales, higher production costs, and a less-favorable mix of products.

COST OF CONTRACTING

Cost of contracting decreased to 84.0 percent of contracting revenue in 1998 from 98.6 percent in 1997. Lower costs as a percent of revenue were due to improved profitability on 1998 contracts and on losses we took on a contract in 1997. Our gross margins are also affected by the profitability of each contract and the stage of completion.

OPERATING EXPENSES

Selling, general and administrative expenses ("SG&A expense") decreased by 15.0 percent to $11.3 million in 1998 from $13.3 million in 1997. This decrease is primarily due to cost reductions in the St. Martin companies and reduced legal expense. Also, by not operating the marina, SG&A expenses were reduced by $176,000. SG&A expense as a percentage of revenue decreased to 17.1 percent in 1998 from 20.8 percent in 1997.

In the fourth quarter of 1998 we accrued $1.5 million for legal fees and a write off of a receivable related to a Florida State Court judgment. We also reduced our provision for litigation by $2.0 million, due to the partial settlement on another lawsuit. In the second quarter of 1997, we accrued a $4.5 million charge for the estimated costs related to a Florida State court judgment. See item 3. Legal Proceedings.

Due to lower volumes, the management upon its review in 1997 of long-lived assets, determined that impairment had occurred on some of our assets. An impairment expense was recognized of $2.4 million in 1997, compared to no expense in 1998.

Through improved collections and more stringent credit review, the allowance for doubtful accounts and notes was decreased during the year. The expense for doubtful accounts in 1998 was a benefit of $65,000 compared to an expense of $2.9 million in 1997.

DIVISIONAL OPERATING INCOME

The operating income was $946,000 in 1998 compared to a loss of $12.6 million in 1997. Our concrete and related products division had an operating income of $693,000 in 1998, representing an increase of $5.0 million compared to an operating loss of $4.3 million in 1997. This increase in profitability is primarily attributable to the decrease in expense for doubtful accounts and notes of $2.3 million, to impairment of long-lived assets of $1.9 million taken in 1997 and to a reduction in expense in St. Martin. Our land development contracting division had operating income of $715,000 in 1998 compared to a loss of $3.5 million in 1997, an improvement of $4.2 million. This improvement is mainly attributable to increased activity at much better margins. In 1997, we took losses on a contract in the Caribbean. Our expense for doubtful accounts was a benefit of $59,000 in 1998, compared to an expense of $659,000 in 1997. Also, legal expenses were reduced.

OTHER INCOME

We had gains on sale of property and equipment of $507,000 in 1998 compared to a loss of $372,000 in 1997. We recognized $278,000 in profit on the sale of our share of the CorbKinnon joint venture. Our interest expense was reduced to $2.1 million in 1998 from $2.7 million in 1997. This decrease is due to decreased loan balances and an improved cash position in 1998. Our interest income has increased to $1.4 million in 1998 compared to $538,000 in 1997. This is due to our recognizing as income, cash receipts in excess of anticipated amounts from agreed upon sources from the notes receivable due from the Government of Antigua and Barbuda.

INCOME TAXES

Income taxes increased to $339,000 in 1998 from $307,000 in 1997. Our tax rate varies depending on the level of our earnings in the various tax jurisdictions where we operate, the level of operating loss carry-forwards and tax exemptions available to us. See Note 9 of Notes to Consolidated Financial Statements and "Business - Tax Exemptions and Benefits."

NET EARNINGS (LOSS)

Our net income was $484,000 in 1998 compared to a loss of $15.5 million in 1997. This change in profitability was primarily attributable to increased gross profit of $2.5 million in the contracting division, a reduced charge for litigation expense of $5.0 million, a reduction in impairment losses of $2.4 million, a reduced expense for doubtful accounts and notes of $3.0 million, a decrease in SG&A expense of $2.0 million, and a decrease in net interest of $1.4 million.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 WITH YEAR ENDED DECEMBER 31, 1996

REVENUE

The Company's 1997 revenue of $64.2 million compares to $69.5 million in 1996. This 7.5 percent decrease was due to lower contracting revenue and a smaller decrease in concrete and related products revenue.

Concrete and related products revenue decreased 2.9 percent to $51.5 million in 1997 from $53.0 million in 1996. This decrease was due to lower demand for the division's products.

Revenue from contracting decreased 29.5 percent to $9.9 million in 1997 from $14.0 million in 1996. This decrease was due to the completion in mid 1996 of several hurricane-related repair contracts which were not replaced by new contract backlog. Our backlog of unfulfilled portions of contracts at December 31, 1997 was $4.4 million compared to $3.4 million at December 31, 1996.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products increased to 80.9 percent of division revenue in 1997 from 74.1 percent in 1996. The higher costs were due to lower sales, higher production costs, and less favorable mix of products.

COST OF CONTRACTING

Cost of contracting increased to 98.6 percent of division revenue in 1997 from
89.1 percent in 1996. The higher costs were due to losses taken on a Caribbean contract and lower revenues.

OPERATING EXPENSES

Selling, general and administrative expenses ("SG&A expense") increased 10.6 percent to $13.3 million in 1997 from $12.1 million in 1996. This increase was due to higher non-income taxes of $460,000 and to higher retirement benefits of $275,000. SG&A expense increased to 20.8 percent of 1997 revenue from 17.4 percent in 1996.

In the second quarter of 1997, we accrued a $4.5 million charge for the estimated costs of a Florida state court judgment which we are contesting through the appellate court. See item 3. Legal Proceedings.

Management reviewed long-lived assets and determined that, due to lower volumes, a $2.4 million impairment expense should be recognized in 1997. We had no impairment expense in 1996.

In our allowance for doubtful accounts and notes, the 1997 expense was $2.9 million compared to $302,000 in 1996.

DIVISIONAL OPERATING INCOME

A 1997 operating loss of $12.6 million compares to 1996 operating income of $3.5 million. Our concrete and related products had a 1997 operating loss of $4.3 million compared to operating income of $4.9 million in 1996. This decrease in profitability is due to the higher cost of sales, the $2.2 million increase in allowance for doubtful accounts and notes, the $1.9 million impairment of long-lived assets, the $460,000 increase in taxes, and the $275,000 increase in retirement benefits.

Our 1997 contracting operating loss of $3.5 million compares to a 1996 loss of $1.1 million. This increase was due to losses taken on a Carribean contract, the increase in the allowance for doubtful accounts and notes, and the impairment of long-lived assets.

FOURTH QUARTER ADJUSTMENTS

The fourth quarter of 1997 included a $1.6 million adjustment to inventories, a $2.4 million impairment loss, and a $2.6 million increase in the allowance for doubtful accounts and notes.

INCOME TAXES

Income taxes decreased to $307,000 in 1997 from $383,000 in 1996. Our tax rate varies depending on earnings, jurisdictions, loss carry-forwards and tax exemptions. See Note 9 of Notes to Consolidated Financial Statements and "Business - Tax Exemptions and Benefits."

NET (LOSS) EARNINGS

The Company's 1997 net loss of $15.5 million compares to 1996 net income of $313,000. This decrease in profitability was due to lower gross profit in both divisions, litigation expense, an impairment loss, a higher provision for doubtful accounts and notes, and an increase in SG&A expense.

LIQUIDITY AND CAPITAL RESOURCES

We generally fund our working capital needs from operations and bank borrowings. In the contracting business, we expend considerable funds for equipment, labor and supplies. Our capital needs are greatest at the start of a new contract, since we generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is usually withheld as retainage until the work is complete. We sometimes provide long-term financing to customers who have previously utilized our contracting services. Accounts receivable for concrete and related products are typically outstanding for 60 days or longer. Our business requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs.

Management believes our cash flow from operations, existing working capital, and funds available from lines of credit will be adequate to meet our needs during the next 12 months.

As of December 31, 1998, our liquidity and capital resources included cash and cash equivalents of $2.3 million and working capital of $6.9 million. Included in working capital is $2.9 million of equipment and real estate held for sale. Although management intends to sell these assets during 1999, there can be no assurance that they will be sold. As of December 31, 1998, total outstanding liabilities of $38.8 million compares to $43.6 million as of December 31, 1997. As of December 31, 1998, available lines of credit totaled $1.4 million.

Cash flow provided by operating activities for the year ended December 31, 1998 was $5.3 million compared with $1.8 million for the year ended December 31, 1997. The primary use of cash for operating activities during the year ended December 31, 1998 was a decrease in accounts payable and accrued expenses of $554,000. The primary sources of cash for the period were a $539,000 reduction in other current assets and a $633,000 reduction in accounts receivable.

Net cash used in investing activities was $1.6 million in 1998. Purchases of property, plant, and equipment were $7.6 million. The purchases were almost completely financed through equipment financing.

We turned our fiscal year-end accounts receivable, excluding notes and employee receivables, approximately 7.2 times in 1998 compared to 5.3 times in 1997. The improvement resulted from increased contracting activity which normally has a higher turnover ratio. However, the concrete division decreased its ratio slightly.

The Company entered into a credit agreement with a Caribbean bank in November 1996 for a total credit of $7.0 million. One part of the credit agreement is a term loan for $6.0 million repayable in monthly installments through November 2002. We had $3.9 million of borrowings outstanding on this loan at December 31, 1998. The second part is a revolving line of credit of $1.0 million. The credit line has a review and re-approval process in July of each year until 2002. We had no borrowings outstanding under this line of credit at December 31, 1998. The interest rate on amounts borrowed under both loans varies with the prime rate.

We have a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility is due on demand and bears interest at 14.0 percent per annum. At December 31, 1998, the Company had borrowings of $88,000 outstanding under this line.

At December 31, 1998 we had borrowed approximately $5.6 million from the Company President. The note is unsecured and bears interest at a rate variable with the prime rate. One hundred sixty-three thousand is due on demand and $5.4 million is due on January 1, 2000.

We purchase equipment as needed for our ongoing business operations. We are currently replacing or upgrading some equipment used by the concrete and related products division, principally concrete trucks and quarry equipment. This should result in a net cash expenditure, after financing part of the equipment purchases, of approximately $3.0 million. At present, management believes that our inventory of construction equipment is adequate for our current contractual commitments and operating activities. New construction contracts may, depending on the nature of the contract and job location and duration, require us to make significant investments in heavy construction equipment. During 1998, we sold equipment and a marina with an original cost basis of approximately $7.6 million and a net book value of $4.1 million. The net proceeds were approximately $3.9 million. We believe we have available or can obtain sufficient financing for most of our contemplated equipment replacements and additions. Historically, we have used a number of lenders to finance a portion of our machinery and equipment purchases. At December 31, 1998, amounts outstanding to these lenders totaled $13.2 million. These loans are typically repaid over a three to five-year term in monthly principal and interest installments.

A significant portion of our outstanding debt bears interest at variable rates. A substantial increase in interest rates could negatively impact us.

Our notes receivable and accrued interest at December 31, 1998 include $10.9 million in promissory notes from the Government of Antigua with $2.0 million classified as a current receivable.

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. If not addressed, such computer systems, software products and embedded technology may be unable to properly interpret dates beyond the year 1999, which could cause system failures or miscalculations and lead to disruptions in our activities and operations.

During 1998 we have assessed our computer information systems. The majority of our systems are purchased from outside vendors. Those installed systems, which are not currently able to fully function in the Year 2000, either have new versions which are Year 2000 compliant or the vendor has committed to a Year 2000 compliant release in sufficient time to allow installation and testing prior to critical cut-over dates.

We have identified three major areas determined to be critical for successful Year 2000 compliance:

    /bullet/ Information systems such as PCs, networks, batch-plant computers

    /bullet/ Third party relationships, including customers, suppliers, and government agencies

    /bullet/ Equipment which may contain microprocessors with embedded technology

We have taken an inventory of all computers and software and we are planning the changes needed for these systems to become Year 2000 compliant. We are currently implementing a new information system for our financial reporting, and we are evaluating proposals from various vendors in respect to distribution systems for the island subsidiaries. We believe that all conversion efforts will be completed before the end of 1999.

We have started the process of contacting suppliers and customers regarding their Year 2000 compliance status. Our contact includes questioning them about imbedded micro-processors.

We have initiated a Year 2000 contingency plan development process to mitigate potential disruptions in our activities and operations that may be created by failures of critical business partners, equipment and internal systems. These contingency plans are expected to be developed by the third quarter of 1999. However, we can provide no assurance that it will correctly anticipate the level, impact or duration of non-compliance by critical business partners, equipment or internal systems, or that contingency plans will be sufficient to mitigate the impact of non-compliance.

We estimate to spend around $300,000 on our Year 2000 project. This consists of PC's, software and other related costs.

We cannot assure that our systems or the computer systems of other companies with whom we conduct business will be Year 2000 compliant prior to December 31, 1999. Management has determined that making the required system changes will have no material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information and the supplementary data required in response to this Item are as follows:

                                                                       PAGE
                                                                       NUMBER(S)
                                                                       ---------
Independent Auditors' Report                                                20

Financial Statements:

     Consolidated Balance Sheets                                           21-22
     December 31, 1998 and 1997

     Consolidated Statements of Operations
     For Each of the Years in the Three-Year Period                        23-24
     Ended December 31, 1998

     Consolidated Statements of Stockholders' Equity
     and Comprehensive Income for Each of the Years
     in the Three-Year Period Ended December 31, 1998                       25

     Consolidated Statements of Cash Flows
     For Each of the Years in the Three-Year Period
     Ended December 31, 1998                                               26-27

     Notes to Consolidated Financial Statements                            28-49

     Schedule II - Valuation and Qualifying Accounts                        55

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Devcon International Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                     KPMG LLP


Fort Lauderdale, Florida
March 26, 1999


                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997

ASSETS                                                                     1998                         1997
------                                                                     ----                         ----

Current assets:
     Cash                                                                $   899,605                 $   876,368
     Cash equivalents                                                      1,359,253                     125,000
     Receivables, net                                                     12,611,437                  13,928,997
     Costs in excess of billings and
       estimated earnings                                                    710,557                     329,707
     Inventories                                                           4,468,718                   4,779,121
     Assets held for sale                                                  2,868,922                   6,919,511
     Other                                                                   398,592                     937,290
                                                                         -----------                 -----------
           Total current assets                                           23,317,084                  27,895,994

Property, plant and equipment, net
     Land                                                                  2,167,318                   2,148,825
     Buildings                                                             3,560,545                   3,365,775
     Leasehold interests                                                   6,632,206                   6,302,592
     Equipment                                                            58,340,451                  53,382,393
     Furniture and fixtures                                                  642,314                     560,402
     Construction in process                                                 406,344                   1,007,879
                                                                         -----------                 -----------
                                                                          71,749,178                  66,767,866

           Less accumulated depreciation                                 (28,715,682)                (27,119,417)
                                                                         -----------                 -----------
                                                                          43,033,496                  39,648,449

Investments in unconsolidated joint
     ventures and affiliates, net                                            237,370                     132,130
Advances to unconsolidated joint
     ventures and affiliates, net                                               -                        568,861

Receivables, net                                                          13,173,472                  15,137,701

Intangible assets, net of accumulated
     amortization                                                          1,165,692                   1,429,921

Other assets                                                               1,503,005                   1,620,204
                                                                         -----------                 -----------
           Total assets                                                  $82,430,119                 $86,433,260
                                                                         ===========                 ===========

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets (continued)



LIABILITIES AND STOCKHOLDERS' EQUITY                                          1998                         1997
------------------------------------                                          ----                         ----

Current liabilities:
     Accounts payable, trade and other                                   $ 6,917,119                 $ 6,390,461
     Accrued expenses and other liabilities                                3,186,375                   2,702,517
     Notes payable to banks                                                   88,108                     384,473
     Current installments of long-term debt                                5,539,151                   8,990,968
     Billings in excess of costs and
       estimated earnings                                                    315,007                     137,408
     Income taxes                                                            361,071                     577,478
                                                                         -----------                 -----------
           Total current liabilities                                      16,406,831                  19,183,305
Long-term debt, excluding current
     installments and notes payable
     to banks                                                             18,153,451                  16,981,738

Minority interest in consolidated
     subsidiaries                                                          1,762,809                   1,923,629

Deferred income taxes                                                        399,056                     399,791
Other liabilities                                                          2,067,413                   5,129,135
                                                                         -----------                 -----------
                  Total liabilities                                       38,789,560                  43,617,598

Stockholders' equity
     Common stock, $0.10 par value.
     Authorized 15,000,000 shares,
       issued and outstanding, 4,498,935
       shares in 1998 and 1997                                               449,894                     449,894
     Additional paid-in capital                                           12,064,133                  12,064,133
     Accumulated other comprehensive income -
       cumulative translation adjustment                                    (859,376)                 (1,200,000)

     Retained earnings                                                    31,985,908                  31,501,635
                                                                         -----------                 -----------
                  Total stockholders' equity                              43,640,559                  42,815,662
                                                                         -----------                 -----------

Commitments and contingencies

                  Total liabilities and
                    stockholders' equity                                 $82,430,119                 $86,433,260
                                                                         ===========                 ===========

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

     For Each of the Years in the Three-Year Period Ended December 31, 1998

                                                               1998               1997                 1996
                                                               ----               ----                 ----
Concrete and related products
   revenues                                            $ 50,448,275        $ 51,460,633           $52,987,242
Contracting revenues                                     15,358,591           9,851,775            13,981,732
Other revenues                                              371,386           2,931,343             2,509,395
                                                       ------------        ------------          ------------
       Total revenues                                    66,178,252          64,243,751            69,478,369

Cost of concrete and related
   products                                              41,281,263          41,659,401            39,276,983
Cost of contracting                                      12,899,491           9,708,684            12,457,949
Cost of other                                               245,880           2,310,628             1,913,286
                                                       ------------        ------------          ------------
       Gross profit                                      11,751,618          10,565,038            15,830,151

Operating expenses:
   Selling, general and
       administrative                                    11,331,398          13,337,564            12,056,001
   Provision for doubtful accounts
       and notes                                            (64,692)          2,932,245               302,863
   Impairment of long-lived assets                             -              2,373,288                  -
   (Credit) Charge for litigation                          (460,794)          4,500,000                  -
                                                       ------------        ------------          ------------
       Operating income (loss)                              945,706         (12,578,059)            3,471,287
                                                       ------------        ------------          ------------


Other income (deductions):
   Joint venture equity loss                                (39,000)           (150,000)              (50,000)
   Gain (loss) on sale of property
       and equipment                                        507,256            (372,104)               (2,147)
   Interest expense                                      (2,113,224)         (2,668,277)           (2,609,580)
   Interest and other income                              1,362,156             537,651               392,355
   Minority interest                                        160,820               1,776               (17,819)
                                                       ------------        ------------           -----------
                                                           (121,992)         (2,650,954)           (2,287,191)
                                                       ------------        ------------           -----------
       Income (loss)from
         continuing operations
         before income taxes                                823,714         (15,229,013)            1,184,096

Income taxes                                                339,441             307,010               383,089

       Income (loss)from
         continuing operations                              484,273         (15,536,023)              801,007

Discontinued operation
       Loss on sale of discontinued
         operation                                             -                  -                  (488,119)
                                                       ------------        ------------          ------------

   Loss from discontinued operation                            -                  -                  (488,119)
                                                       ------------        ------------          ------------

       Net earnings (loss)                             $    484,273        $(15,536,023)          $   312,888
                                                       ============        ============          ============

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                Consolidated Statements of Operations (Continued)



                                                           1998                1997                1996
                                                           ----                ----                ----

Basic earnings (loss) per share:
   From continuing operations                          $    0.11           $  (3.45)           $    .18

   From discontinued operation                               -                  -                  (.11)
                                                       ----------          ----------          ----------
          Net basic earnings (loss)                    $    0.11           $  (3.45)           $    .07
                                                       ==========          ==========          ==========


Diluted earnings (loss) per share:
   From continuing operations                          $    0.11           $  (3.45)           $    .17

   From discontinued operation                               -                  -                  (.10)
                                                       ----------          ----------          -----------
          Net diluted earnings (loss)                  $    0.11           $  (3.45)           $    .07
                                                       ==========          ==========          ===========



Weighted average number of common
  shares outstanding - basic                            4,498,935           4,498,935            4,490,329
                                                       ==========          ==========          ===========


Weighted average number of common
  shares outstanding - diluted                          4,520,460           4,498,935            4,596,536
                                                       ==========          ==========          ===========

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

     For Each of the Years in the Three-Year Period Ended December 31, 1998


                                                                                     ACCUM-
                                                                                     ULATED
                                                                                      OTHER
                                                                      COMPRE-        COMPRE-
                                   COMMON         PAID-IN             HENSIVE        HENSIVE        RETAINED
                                    STOCK         CAPITAL             INCOME         INCOME         EARNINGS          TOTAL
                                    -----         -------             ------         ------         --------          -----
Balances at
 December 31, 1995               446,451       11,987,365                              -         46,724,770        59,158,586

Stock issued in connection
 with exercise of stock
 options                          3,443            76,768                                                              80,211

Comprehensive income

    Net earnngs                                                     312,888                         312,888           312,888
                                                                -----------

    Other comprehensive
    income, net of tax                                                 -
                                                                 ----------
Comprehensive income                                                312,888
                                --------       ----------        ==========      ----------      -----------       ----------

Balances at
 December 31, 1996               449,894       12,064,133                              -          47,037,658       59,551,685

Comprehensive income

    Net loss                                                     (15,536,023)                    (15,536,023)     (15,536,023)
                                                                 -----------

    Other comprehensive
    income, net of tax

      Foreign currency
      translation adjustment                                      (1,200,000)     (1,200,000)                      (1,200,000)
                                                                 -----------

    Other comprehensive income                                    (1,200,000)
                                                                 -----------
Comprehensive income                                             (16,736,023)
                                --------       ----------        ===========     ----------      -----------       ----------

Balances at
 December 31, 1997               449,894       12,064,133                         (1,200,000)     31,501,635       42,815,662


Comprehensive income

    Net earnings                                                     484,273                         484,273          484,273
                                                                ------------

    Other comprehensive
    income, net of tax

      Foreign currency
      translation adjustment                                         340,624         340,624                          340,624
                                                                ------------
    Other comprehensive income                                       340,624
                                                                ------------
Comprehensive income                                                 824,897
                                --------       ----------       ============     ----------      -----------       ----------
Balances at
 December 31, 1998                449,894      12,064,133                           (859,376)     31,985,908       43,640,559
                                 ========      ==========                         ===========    ===========      ===========

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

     For Each of the Years in the Three-Year Period Ended December 31, 1998

                                                                    1998                  1997               1996
                                                                    ----                  ----               ----
Cash flows from operating activities:
   Net earnings (loss)                                        $    484,273           $(15,536,023)        $  312,888

Adjustments to reconcile net earnings
    (loss)to net cash provided by
    (used in) operating activities:
        Depreciation and amortization                            5,864,659              6,143,726          5,421,183
        Deferred income tax benefit                                   (735)               (95,609)          (156,579)
        Joint venture equity loss                                   39,000                150,000             50,000
        Joint venture advance write-off                             50,000                   -                  -
        Provision for doubtful accounts
             and notes                                             (66,892)              2,932,245            302,863
        Impairment on long-lived assets                               -                 2,373,288               -
        (Gain) loss on sale of property
             and equipment                                        (507,256)               372,104              2,147
        (Credit) charge for litigation                            (460,794)             4,500,000               -
        Loss from discontinued operation                              -                      -               488,119
        (Decrease)increase in minority
             interest in consolidated
             subsidiaries                                         (160,820)                (1,776)            17,819

Changes in operating assets and liabilities:
        Decrease (increase) in receivables                         632,885             (3,103,435)        (2,314,992)
        (Increase) decrease in costs
             in excess of billings and
             estimated earnings                                   (380,850)             2,795,153            337,124
        Decrease (increase) in inventories                         310,403                388,218           (606,400)
        Decrease (increase) in other
             current assets                                        538,697               (111,438)           136,804
        Decrease (increase) in other assets                          5,975                (13,220)              -
        (Decrease) increase in accounts
             payable and accrued expenses                         (553,814)             1,473,637         (1,527,284)
        Increase (decrease) in billings in
             excess of costs and estimated
             earnings                                              177,599                 24,756           (653,747)
        (Decrease) increase in income
             taxes payable                                        (216,407)              (148,532)           336,360
        Decrease in other non-
             current liabilities                                  (486,724)              (295,070)          (502,838)
                                                              ------------           ------------         ----------
        Net cash provided by continuing
             operations                                          5,269,199              1,848,024          1,643,467

        Net cash used in
             discontinued operation                                   -                      -              (102,005)
                                                              ------------           ------------         ----------
        Net cash provided by operating
             activities                                       $  5,269,199           $  1,848,024         $1,541,462
                                                              ============           ============         ==========

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         For the Years in the Three-Year Period Ended December 31, 1998

                                                                  1998                  1997                  1996
                                                                  ----                  ----                  ----
Cash flows from investing activities:
   Purchases of property, plant and
    equipment                                                 $(7,589,323)          $(8,534,518)           $(6,643,817)
   Proceeds from disposition of
    property, plant and equipment                               3,861,128               572,724              5,876,197
   Payment to acquire subsidiary company                             -                  (71,803)              (171,711)
   Issuance of notes                                             (514,135)                 -                  (245,477)
   Payments on notes                                            2,751,379             2,822,968              2,478,790
   Advances to affiliates                                        (153,020)             (123,350)                  -
   Advances from affiliates                                        89,067               452,592                   -
                                                              -----------           -----------            -----------
        Net cash (used in) provided by
         investing activities                                  (1,554,904)           (4,881,387)             1,293,982
                                                              -----------           -----------            -----------

Cash flows from financing activities:
   Proceeds from debt                                           7,956,147             6,795,917             10,823,916
   Principal payments on debt                                 (10,116,587)           (4,514,833)           (13,452,545)
   Payments for debt issuance costs                                  -                     -                  (200,485)
   Net (repayments) borrowings from bank
    overdrafts                                                   (296,365)             (150,347)               481,526
                                                              -----------           -----------            -----------
        Net cash (used in) provided by
          financing activities                                 (2,456,805)            2,130,737             (2,347,588)
                                                              -----------           -----------            -----------

        Net increase (decrease) in cash
          and cash equivalents                                  1,257,490              (902,626)               487,856

Cash and cash equivalents at
   beginning of year                                            1,001,368             1,903,994              1,416,138
                                                              -----------           -----------            -----------
Cash and cash equivalents at
   end of year                                                $ 2,258,858           $ 1,001,368            $ 1,903,994
                                                              ===========           ===========            ===========

Supplemental disclosures of cash flow information:
        Cash paid for:
               Interest                                       $ 2,241,507           $ 2,641,531            $ 2,648,250
                                                              ===========           ===========            ===========
        Income taxes                                          $   264,986           $   249,523            $   203,308
                                                              ===========           ===========            ===========

Supplemental non-cash items:

During 1996, the minority interest shareholders in the new subsidiary operating in Puerto Rico exchanged equipment, leaseholds and notes receivable totaling $1,231,774 for their 49.98 percent ownership.

During 1998 and 1997, the Company recorded a translation adjustment of $340,624 and ($1,200,000) respectively, related to its subsidiary in St. Martin.

During 1998 the Company exchanged shares in a joint venture and $260,000 cash for three concrete pump trucks valued at $885,000.

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

         (b)      PRINCIPLES OF CONSOLIDATION

                  These consolidated financial statements include the accounts of Devcon International Corp. and its majority-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

                  The Company's investments in unconsolidated joint ventures and affiliates are accounted for by the equity method. Under the equity method, original investments are recorded at cost and then adjusted by the Company's share of undistributed earnings or losses of these ventures.

                  Other investments are accounted for by using the cost method.

         (c)      REVENUE RECOGNITION

                  CONCRETE AND RELATED PRODUCTS

                  Revenue is recognized when the products are delivered.

                  CONTRACTING

                  The Company uses the percentage-of-completion method of accounting for both financial statements and tax reports. Revenues and related costs are recorded based on the Company's estimates of the completion percentage of each project. Anticipated contract losses, when probable and estimatable, are charged to earnings. Changes in estimated contract profits are recorded in the period of change. Selling, general and administrative expenses are not allocated to contract costs. Monthly billings are based on the percentage of work completed in accordance with a specific contract. While some contracts extend longer, most are completed within one year.

                  OTHER

                  Other revenue consists of revenue from a marina that the Company sold in 1998. Revenue is recognized when products or services are delivered.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (d)      CASH AND CASH EQUIVALENTS

                  The Company considers financial instruments which mature within three months at the time of purchase to be cash equivalents.


         (e)      NOTES RECEIVABLE

                  Notes receivable are recorded at cost, less the related allowance for impaired notes receivable. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. Cash receipts for anticipated amounts from agreed upon sources on impaired notes receivable are applied to reduce the principal amount of such notes and any excess is recognized as interest income.

         (f)      INVENTORIES

                  The cost of sand, stone, cement and concrete block inventories is determined using average costs approximating the first-in, first-out (FIFO) method and is not in excess of market. All other inventories are stated at the lower of average cost or market.

         (g)      PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful life of each asset. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

                  Useful lives or lease terms for each asset type are summarized below:

                           Buildings                          15 - 40 years
                           Leasehold interests                 3 - 55 years
                           Equipment                           3 - 20 years
                           Furniture and fixtures              3 - 10 years

                  Assets not required for the Company's current or future business operations are classified as assets held for sale. Such assets include real estate, earth-moving machinery, and other construction equipment.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (h)      FOREIGN CURRENCY TRANSLATION

                  All balances in foreign currencies are remeasured at year-end rates to the respective functional currency of each consolidating company.

                  For those subsidiaries which function in Eastern Caribbean dollars and French francs, their assets and liabilities have been translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated into U.S. dollars at average exchange rates during the period. The translation adjustment increased equity by $340,624 in 1998 and decreased equity by $1.2 million in 1997. The adjustment for 1996 was not significant.

         (i)      INTANGIBLE ASSETS

                  The excess of cost over the fair value of net assets in acquired subsidiaries, and costs of non-compete agreements, are amortized over five to fifteen year periods on a straight-line basis. The Company regularly evaluates the recoverability of its intangible assets and their amortization periods to determine whether an adjustment to the carrying value or a revision to the estimated useful lives is appropriate. Based on the Company's policy, management believes that there is no impairment of value related to the intangible assets as of December 31, 1998.

                  Accumulated amortization on intangible assets amounted to $746,379 in 1998, $550,795 in 1997, and $371,187 in 1996.

         (j)      EARNINGS (LOSS) PER SHARE

                  In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128") which establishes new standards for computing and presenting earnings per share. Earnings per share for prior periods have been restated to reflect the provisions of this statement.

                  Basic earnings per share are computed by dividing net income
                  (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed assuming the exercise of stock options and the related income tax effects if not antidilutive. For loss periods, common share equivalents are excluded from the calculation as their effect would be antidilutive. See Note 2 of Notes to Consolidated Financial Statements for the computation of basic and diluted earnings per share.

         (k)      FOREIGN OPERATIONS

                  Some of the Company's operations are conducted in foreign areas of the Caribbean. In 1998, 52.0 percent of the Company's revenue was derived from foreign operations. Overseas contract work performed by the parent U.S. corporation is not considered foreign revenue for purposes of this calculation.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (l)      INCOME TAXES

                  The Company and certain of our domestic subsidiaries file consolidated federal and state income tax returns. Subsidiaries located in U.S. possessions and foreign countries file individual income tax returns. Deferred income taxes are recognized for income and expense items that are reported in different years for financial statement and income tax purposes.

                  U.S. income taxes are not provided on undistributed earnings which are expected to be permanently reinvested by foreign subsidiaries.

                  The Company adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This uses an asset and liability approach to financial reporting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using current tax rates. Deferred income taxes result from temporary differences between income reported in the financial statements and taxable income.

         (m)      USE OF ESTIMATES

                  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

         (n)      IMPAIRMENT OF LONG-LIVED ASSETS AND
                  FOR LONG-LIVED ASSETS TO BE DISPOSED OF

                  The Company accounts for long-lived assets in accordance SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED Of.

                  This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                  In accordance with its policy, the Company recorded a charge of approximately $2.4 million for the impairment of long-lived assets during 1997.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (o)      STOCK OPTION PLANS

                  Prior to 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In 1996 the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant. SFAS No. 123 also allows entities and the Company has elected, to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

         (p)       COMPREHENSIVE INCOME

                   On January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and cumulative foreign currency translation and is presented in the consolidated statements of stockholders equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

         (q)       SEGMENT REPORTING

                   Effective December 31, 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement establishes standards for reporting information about a company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. Adoption of this statement did not impact the Company's results of operations or financial position. The "Segment Reporting" note provides further information.

         (r)      RECLASSIFICATION

                  Certain prior year amounts have been reclassified to conform with the current year presentation.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2)      EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share data:

                                                      1998     1997     1996
                                                      ----     ----     ----

         Weighted average shares outstanding       4,498,935 4,498,935 4,490,329

         Effect of dilutive securities:
         Options                                      21,525     -       106,207
                                                   --------- --------- ---------
         Diluted shares                            4,520,460 4,498,935 4,596,536
                                                   ========= ========= =========

         Options to purchase 148,300 shares of common stock at $2.33 per share, were outstanding for the year ended December 31, 1997, but were not included in the computation of diluted earnings per share because the inclusion of the options would be antidilutive. The options expire on various dates.

(3)      RECEIVABLES

         Receivables consist of the following:

                                                                         DECEMBER 31,
                                                                 --------------------------
                                                                 1998                  1997
                                                                 ----                  ----
             Concrete and related products
                division trade accounts receivable           $11,672,685           $11,343,234
             Land development contracting
                division trade accounts
                receivable, including retainages               2,917,563             4,652,164
             Other division trade accounts receivable               -                   81,749
             Accrued interest and other receivables               99,001               114,986
             Notes and other receivables due from the
                Government of Antigua and Barbuda, net        10,854,407            13,028,885
             Trade notes receivable - other                    5,294,250             5,132,985
             Due from employees and officers                     334,563               510,760
                                                             -----------           -----------
                                                              31,172,469            34,864,763
             Allowance for doubtful accounts
                and notes                                     (5,387,560)           (5,798,065)
                                                             -----------            ----------
                                                             $25,784,909           $29,066,698
                                                             ===========           ===========

         Receivables are classified in the consolidated balance sheets as follows:

                                                                         DECEMBER 31,
                                                                 ---------------------------
                                                                 1998                   1997
                                                                 ----                   ----

         Current assets                                      $12,611,437            $13,928,997
         Noncurrent assets                                    13,173,472             15,137,701
                                                             -----------            -----------
                                                             $25,784,909            $29,066,698
                                                             ===========            ===========

         Included in notes and other receivables are unsecured notes due from the Government of Antigua and Barbuda totaling a net amount of $9,745,542 and $11,932,433 in 1998 and 1997, respectively, $2.0 million of which is

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         classified as a current receivable. The gross balance of the notes is $33.5 million. The notes called for both quarterly and monthly principal and interest payments until maturity in 1997. The notes were not satisfied at maturity but the Antiguan government has advised the Company that payments from agreed upon sources will continue until the obligation is satisfied. The agreed upon sources are lease proceeds from a rental of a United States military base, fuel tax revenues and proceeds from a real estate venture. Cash receipts during 1998 from agreed upon sources was $2.3 million. Interest income recognized for amounts received in excess of amounts from agreed upon sources in 1998 and 1997 was $746,120 and $202,420 respectively.

         Notes receivable from an Antiguan government agency, amounting to $855,803 in 1998 and 1997, are included in the total due from the government of Antigua, along with Antigua-Barbuda Government Development Bonds 1994-1997 series amounting to $253,062 and $240,649 in 1998 and 1997, respectively.

         The Company also has net trade receivables from various Antiguan government agencies of $77,185 and $5,866 in 1998 and 1997, respectively. Several of the Company's customers perform services for the Antiguan government and depend on payments from the government to satisfy their obligations to the Company.

         Trade notes receivable - other consist of the following:

                                                                            DECEMBER 31,
                                                                   ------------------------------
                                                                     1998                 1997
                                                                     ----                 ----
         Unsecured promissory notes receivable with
         varying terms and maturity dates                          $  906,167          $  558,117

         Secured promissory notes receivable with
         varying terms and maturity dates                           1,046,138             928,248

         8.0 percent note receivable, due on demand,
         secured by first mortgage on real
         property                                                     817,788             826,231

         Notes receivable bearing interest at 2.0
         percent over prime interest rate, secured
         by real estate                                               549,402             549,402

         8.0 percent note receivable, due in
         installments through June 2005, balloon
         payment July 1, 2005 secured
         by land and building                                         600,000             600,000

         12.5 percent note receivable, due in
         installments through June 30, 2001
         and secured by pledge of stock of
         subsidiary company (see note 5)                              516,080             559,187

         8.0 percent note receivable, due in
         installments through January 5, 2008,
         secured by real estate                                       858,675           1,111,800
                                                                   ----------          ----------
                                                                   $5,294,250          $5,132,985
                                                                   ==========          ==========

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4)      INVENTORIES

                                                                                         DECEMBER 31,
                                                                                ------------------------------
                                                                                   1998               1997
                                                                                   ----               ----
         Inventories consist of the following:

         Sand, stone, cement and concrete block                                 $3,093,790          $3,036,605
         Maintenance parts                                                         934,027           1,229,380
         Other                                                                     440,901             513,136
                                                                                ----------          ----------
                                                                                $4,468,718          $4,779,121
                                                                                ==========          ==========

(5)      INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES AND
         AFFILIATES

         At December 31, 1998, the Company had equity interests in two real estate ventures, a 2.1 percent equity interest in a real estate project in the Bahamas (see Note 14) and a 33.3 percent interest in a real estate company in Puerto Rico. Losses of $150,000 and $50,000 were recognized in 1997, and 1996, respectively, related to the Company's investment in the foreign construction company. Equity losses of $39,000 were recognized in 1998 on other ventures combined.

                                                  DECEMBER 31, 1998                      DECEMBER 31, 1997
                                                  -----------------                      -----------------
                                                UNCONSOLIDATED JOINT                   UNCONSOLIDATED JOINT
                                               VENTURES AND AFFILIATES                VENTURES AND AFFILIATES
                                               -----------------------                -----------------------
                                          ADVANCES           INVESTMENTS           ADVANCES         INVESTMENTS
                                             TO                 IN                    TO               IN
                                          --------           -----------           --------         -----------

         Commercial property            $    -               $   -              $ 11,323           $   -
         Real estate                         -                237,370            507,538            132,130
         Construction                        -                   -                50,000               -
                                         ---------           --------           --------           --------
                                        $    -               $237,370           $568,861           $132,130
                                        ==========           ========           ========           ========

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

(7)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of financial instruments including cash, cash equivalents, receivables - net, other current assets, accounts payable trade and other, accrued expenses and other liabilities, notes payable to banks, and current installments of long-term debt approximated fair value at December 31, 1998 because of the short maturity of these instruments. The carrying value of debt and notes receivable approximated fair value at December 31, 1998 based upon the present value of estimated future cash flows.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8)      LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                1998                    1997
                                                                                ----                    ----
         Installment notes payable in monthly
         installments through 2002, bearing
         interest at a weighted average
         rate of 8.7 percent and secured by
         equipment with a carrying value
         of about $16,910,000                                                 $13,153,577             $9,560,625

         Notes and mortgages payable in
         installments through 2003, bearing
         interest at 7.75 to 8.25 percent
         and secured by real property with
         a carrying value of about $834,000                                       230,330              3,452,557

         Obligation arising from an acquisition,
         payable in monthly installments
         through 1998, discounted at 10.0 percent                                    -                   200,683

         Unsecured notes payable due through 2002,
         bearing interest at a weighted average
         rate of 7.9 percent                                                      784,313              1,547,201

         Unsecured note payable to the Company's
         President, $162,750 due on demand and
         balance due January 1, 2000 and bearing
         interest at 2 percent over the prime
         interest rate                                                          5,607,732              6,294,982

         Note payable to a bank under a $500,000
         unsecured overdraft facility due on demand,
         bearing interest at 14.0 percent                                          88,108                384,473

         Bank term loan of $6,000,000 due in
         monthly installments from December 1996
         through November 2002 and bearing interest
         at 1 percent over the prime interest rate.
         Secured by notes receivable from the
         Government of Antigua and real property
         and equipment with a net carrying value of
         about $6,930,000                                                       3,916,650              4,916,658
                                                                              -----------            -----------
           Total debt outstanding                                             $23,780,710            $26,357,179
                                                                              ===========            ===========

         The effective interest on all debt outstanding was 9.1 percent at December 31, 1998 and 9.8 percent at December 31, 1997.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Shown in the consolidated balance sheets under the following captions:


                                                                                         DECEMBER 31,
                                                                                -----------------------------
                                                                                1998                     1997
                                                                                ----                     ----

         Current installments of long-term debt                               $ 5,539,151            $ 8,990,968
         Notes payable to banks                                                    88,108                384,473
         Long-term debt                                                        18,153,451             16,981,738
                                                                              -----------            -----------
                                                                              $23,780,710            $26,357,179
                                                                              ===========            ===========

         The total maturities of all outstanding debt subsequent to December 31, 1998 are as follows:

                  1999                                       $5,627,259
                  2000                                       10,422,059
                  2001                                        3,589,915
                  2002                                        2,452,264
                  2003                                          980,499
                  Thereafter                                    708,714
                                                            -----------
                                                            $23,780,710
                                                            ===========

         In 1998, the Company sold a marina in the U.S. Virgin Islands and repaid its associated $3.0 million debt. The Company is in violation of certain loan covenants for the bank term loan as of December 31, 1998. The bank has agreed to waive the violations of the loan covenants, as long as the Company is current with its loan payments. The Company is current in its debt payments to the bank and foresees that it will have sufficient funds in the future to service the debt.

(9)      INCOME TAXES

         Income tax expense (benefit) consists of:

                                                       CURRENT            DEFERRED               TOTAL
                                                       -------            --------               -----
         1998:
           Federal                                     $   -              $    (735)           $   (735)
           State                                           -                   -                   -
           Foreign                                      340,176                -                340,176
                                                       --------           ---------            --------
                                                       $340,176           $    (735)           $339,441
                                                       ========           =========            ========

         1997:
           Federal                                     $   -              $ (35,081)           $(35,081)
           State                                           -                   -                   -
           Foreign                                      402,619             (60,528)            342,091
                                                       --------           ---------            --------
                                                       $402,619           $ (95,609)           $307,010
                                                       ========           =========            ========
         1996:
           Federal                                     $   -              $    -               $   -
           State                                           -                   -                   -
           Foreign                                      539,668            (156,579)            383,089
                                                       --------           ---------            --------
                                                       $539,668           $(156,579)           $383,089
                                                       ========           =========            ========

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The significant components of deferred income tax benefit attributable to income or loss from continuing operations for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                                                           DECEMBER 31,
                                                        ---------------------------------------------------
                                                          1998                1997                   1996
                                                          ----                ----                   ----
         Deferred income tax
           (benefit)expense                          $(1,691,364)          $ (2,354,695)          $ 364,000
         Increase (decrease) in
          valuation allowance for
          deferred tax assets                          1,690,629              2,259,086            (520,579)
                                                     -----------           ------------           ---------
                                                     $      (735)          $   ( 95,609)          $(156,579)
                                                     ===========           ============           =========

         The actual expense differs from the "expected" tax expense computed by applying the U.S. federal corporate income tax rate to earnings before income taxes as follows:

                                                                1998                1997               1996
                                                                ----                ----               ----
         Computed "expected"
             tax (benefit) expense                          $   280,063          $(5,177,864)        $402,600
         Increase (reduction)
           in income taxes resulting from:
               State taxes net of federal
                  tax (benefit)expense                           36,928               33,537           (6,861)
                Repatriated earnings of
                  foreign subsidiary                            561,000            3,252,100          595,000
                Intercompany interest income
                  untaxed by foreign
                  jurisdiction                                 (451,008)            (543,764)            -
                Tax incentives granted to
                  foreign subsidiaries                         (496,580)            (629,000)      (1,097,000)
                Tax incentives granted to
                  U.S. possession                                  -                    -             (94,000)
                Reversal of foreign
                  subsidiary dividend
                  declared                                   (1,496,000)                -                 -
                Net operating loss not
                  utilized                                       41,012            1,308,226        1,060,840
                Change in deferred tax
                  valuation allowance                         1,690,629            2,259,086         (520,579)
                Differences in effective
                  rate in foreign
                  jurisdiction and other                        173,397             (195,311)          43,089
                                                            -----------          -----------      -----------
                                                            $   339,441          $   307,010      $   383,089
                                                            ===========          ===========      ===========

         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss carryforwards.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Significant portions of the deferred tax assets and liabilities results from the tax effects of temporary difference:

                                                               DECEMBER 31,
                                                         ------------------------
                                                         1998                1997
                                                         ----                ----
         Deferred tax assets:
            Allowance for bad debts                  $   225,757        $   259,426
           Net operating loss carryforwards            6,794,322          6,011,551
            Reserves and other                         1,193,300          2,292,718
                                                     -----------        -----------
                  Total gross deferred tax assets      8,213,379          8,563,695
                  Less valuation allowance            (7,564,115)        (5,873,486)
                                                     -----------        -----------

                  Net deferred tax assets                649,264          2,690,209
                                                     -----------        -----------

         Deferred tax liabilities:
            Plant and equipment, principally due
              to differences in depreciation and
              capitalized interest                    (1,048,320)        (2,690,000)
            Investments in joint ventures,
              principally due to differences in
              recording the investment between
              book and tax                               -                 (400,000)
                                                    ------------        -----------

               Total gross deferred tax liabilities   (1,048,320)        (3,090,000)
                                                    ------------        -----------

               Net deferred tax liabilities         $   (399,056)       $  (399,791)
                                                    ============        ===========

         The valuation allowance for deferred tax assets as of December 31, 1998 was $7.6 million or about 92 percent of the potential deferred tax benefit. The Company's believes partial repatriation of foreign earnings can utilize net operating losses.

         In April 1988, the U.S. Virgin Islands Industrial Development Commission (IDC) granted one of our subsidiaries a 10-year tax exemption expiring in April 1998. With some conditions and exceptions, our (1) production and sale of ready-mix concrete; (2) production and sale of concrete block on St. Thomas and St. Johns and outside of the U.S. Virgin Islands; (3) production and sale of sand and aggregate; and
         (4) bagging of cement from imported bulk cement, are 100 percent exempt from U.S. Virgin Islands real property, gross receipts (currently 4 percent) and excise taxes, 90 percent exempt from U.S. Virgin Islands income taxes, and about 83 percent exempt from U.S. Virgin Islands customs duties. In January 1994, we were granted a five-year extension, through April 2003, of the previous benefits.

         In partial payment of a major contract, the Government of Antigua granted two subsidiaries of the Company a 10-year tax holiday effective January 1, 1987 through December 31, 1996 from all taxes due (1) on that construction contract, (2) on a joint venture to develop vacant land and a commercial property; and (3) on our sale of concrete and related products in Antigua. The tax holiday also exempted the Company from certain accrued tax liabilities. In 1989, the Government of Antigua, in payment for additional work done, exempted the Company from taxes that would have been due on a construction contract at Jolly Harbour, Antigua.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         At December 31, 1998, approximately $39.0 million of foreign subsidiaries earnings have not been distributed and no U.S. income taxes have been provided on them. These earnings are considered permanently reinvested in the subsidiaries operations, and when earned, did not require income tax recognition under U.S. laws. Should the foreign subsidiaries distribute these earnings to the parent company or provide access to these earnings, taxes at the U.S. federal tax rate, net of foreign tax credits, may be incurred.

         At December 31, 1998 the Company had accumulated net operating loss carryforwards available to offset future taxable income in our Caribbean and U.S. operations of about $21 million, which expire at various times through the year 2008.

(10)     DISCONTINUED OPERATIONS

         In 1989, a Devcon subsidiary obtained a minority interest in a partnership which manufactured, sold and distributed acoustical ceiling tiles. The subsidiary invested $1.2 million and received a 29 percent partnership interest. Two of the Company's directors paid $450,000 for an 11 percent interest. In 1994, an Antiguan subsidiary of the Company became the new general partner and the Company's ownership in the partnership was increased to 64.5 percent. In November 1995, the Company disposed of this operation. At December 31, 1995, the intended disposal was accounted for as a discontinued operation, and prior financial statements were restated to reflect this discontinued operation. The Company's investment in the partnership was written down $800,000, to its estimated net realizable value of approximately $749,000. The Company sold its interest in this business in September 1996 for a $600,000 secured promissory note and a $385,000 unsecured promissory note, resulting in an additional disposal loss of $488,000. As of December 31, 1998, the outstanding amounts of these two notes were $600,000 and $128,000, respectively.

(11)     FOREIGN SUBSIDIARIES

         Combined financial information for the Company's foreign Caribbean subsidiaries, except for those located in the U.S. Virgin Islands and Puerto Rico, are summarized here:

                                                                                  DECEMBER 31,
                                                                           --------------------------
                                                                           1998                  1997
                                                                           ----                  ----
         Current assets                                               $10,335,419             $12,208,735
         Advances to the Company                                        1,085,169              (7,380,516)
         Property, plant and equipment, net                            18,850,273              19,160,861
         Investment in joint ventures and
           affiliates, net                                                154,369                 654,126
         Notes receivable, net                                         10,359,620              13,556,730
         Other assets                                                   1,228,052               1,502,820
                                                                      -----------             -----------
                  Total assets                                        $42,012.902             $39,702,756
                                                                      ===========             ===========

         Current liabilities                                          $ 4,464,755             $ 5,271,958
         Long-term debt                                                 1,778,006               2,944,665
         Equity                                                        35,770,141              31,486,133
                                                                      -----------             -----------
                  Total liabilities and equity                        $42,012,902             $39,702,756
                                                                      ===========             ===========

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                    1998                  1997                    1996
                                                    ----                  ----                    ----

         Revenue                               $34,361,166            $39,979,868            $36,474,931
         Expenses                              (34,472,551)            43,140,338             34,283,074
                                               -----------            -----------            -----------
         Net (loss) earnings                   $  (111,385)           $(3,160,470)           $ 2,191,857
                                               ===========            ===========            ===========

(12)     LEASE COMMITMENTS

         The Company leases real property, buildings and equipment under operating leases that expire over one to fifty-five years. Future minimum lease payments under noncancellable operating leases as of December 31, 1998 are as follows:
                                                                OPERATING
                                                                  LEASES
         Years ending December 31,
                  1999                                         $ 3,883,069
                  2000                                           3,647,797
                  2001                                           1,445,392
                  2002                                           1,334,311
                  2003                                           1,174,998
                  Thereafter                                     9,907,294
                                                               -----------
         Total minimum lease payments                          $21,392,861
                                                               ===========

         Total operating lease expense was $3,985,965 million in 1998, $4,083,000 in 1997 and $1,843,719 in 1996. Some operating leases provide for contingent rentals or royalties based on related sales and production; contingent expense amounted to $130,370 in 1998, $261,138 in 1997 and $160,433 in 1996. Included in the above minimum lease commitments are royalty payments due to the owners of the Societe des Carrieres de Grand Case (SCGC) quarry. See Note 18.

         During November 1997, the Company sold its leasehold right on a long term land lease with the Dutch government of St. Maarten, and recorded a $240,000 loss on disposition of leasehold. The property was partially vacated during 1998, and the Company entered into a month-to-month lease for a portion of the property.

         On February 3, 1998, the Company sold Crown Bay Marina on St. Thomas, U.S. Virgin Islands, for $3.3 million or about the net book value and related costs of disposition. Proceeds were utilized to repay about $3.0 million in debt on the property. The related long term operating lease was assigned to the new owner.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13)     SEGMENT REPORTING

         The Company is organized based on the products and services it provides. Under this organizational structure the Company has two reportable segments: concrete and related products and contracting. Concrete and related products includes manufacturing and distribution of ready-mix concrete, block, crushed aggregate and cement. Contracting consists of land development construction projects. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                                       DECEMBER 31,
                                                ------------------------------------------------------
                                                   1998                   1997                1996
                                                   ----                   ----                ----
         Revenue (incl.intersegment):
            Concrete and related
              products                          $50,923,706           $ 51,742,720         $53,686,792
            Contracting                          15,358,591              9,851,776          13,981,732
            Other                                   371,386              2,931,343           2,509,395
            Elimination of
             intersegment revenue                  (475,431)              (282,088)           (699,550)
                                                -----------           ------------         -----------
                Total                           $66,178,252           $ 64,243,751         $69,478,369
                                                ===========           ============         ===========

         Operating income (loss):
            Concrete and related
              products                          $   693,331           $ (4,322,497)        $ 4,864,592
            Contracting                             713,689             (3,501,538)         (1,093,272)
            Other                                   115,686                433,976             415,967
            Unallocated corporate
              overhead                             (577,000)            (5,188,000)           (716,000)
                                                -----------           -------------        -----------
                  Total                         $   945,706           $(12,578,059)        $ 3,471,287
                                                ===========           ============         ===========

         Total assets:
            Concrete and related
              products                          $55,369,245           $ 54,648,778         $59,977,843
            Contracting                          12,906,969             12,652,785          12,729,631
            Other                                14,153,905             19,131,697          22,218,666
                                                -----------           ------------         -----------
                  Total                         $82,430,119           $ 86,433,260         $94,926,140
                                                ===========           ============         ===========

         Depreciation and
          amortization:
            Concrete and related
              products                          $ 4,285,242           $  4,446,488         $ 3,889,666
            Contracting                           1,556,891              1,426,563           1,261,863
            Other                                    22,526                270,675             269,654
                                                -----------           ------------         -----------
                  Total                         $ 5,864,659           $  6,143,726         $ 5,421,183
                                                ===========           ============         ===========

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                                         DECEMBER 31,
                                                   -------------------------------------------------------
                                                      1998                   1997               1996
                                                      ----                   ----               ----

         Capital expenditures:
            Concrete and related
              products                              $ 4,565,167           $  6,883,182         $ 5,539,134
            Contracting                               3,024,156              1,619,025           1,072,683
            Other                                         -                     32,311              32,000
                                                    -----------           ------------         -----------
                  Total                             $ 7,589,323           $  8,534,518         $ 6,643,817
                                                    ===========           ============         ===========

         Operating income (loss) is revenue less operating expenses. In computing operating income (loss), the following items have not been added or deducted: interest expense, income tax expense, equity in earnings from unconsolidated joint ventures and affiliates, interest and other income, minority interest and gain or loss on sales of equipment.

         The note receivable from the Government of Antigua and Barbuda is included in identifiable assets, other.

         Revenue by geographic area includes only sales to unaffiliated customers, as reported in the Company's consolidated statements of operations. Foreign contract work performed by a U.S. domiciled company is considered foreign revenue for the purpose of the following table:

                                                                         DECEMBER 31,
                                                    ------------------------------------------------------
                                                        1998                 1997                 1996
                                                        ----                 ----                 ----

         Revenue by geographic areas:
            U.S. and its territories                $24,374,409           $22,663,090          $23,591,157
            Netherlands Antilles                      8,646,509            11,195,673           18,532,665
            Antigua and Barbuda                      10,785,627            11,782,953           12,748,622
            French West Indies                        6,324,012             5,011,572            5,023,500
            Other foreign areas                      16,047,695            13,590,464            9,582,425
                                                    -----------           -----------          -----------
                  Total                             $66,178,252           $64,243,752          $69,478,369
                                                    ===========           ===========          ===========

         Long-lived assets by geographic areas:
            U.S. and its territories                $25,860,450           $21,288,281
            Netherlands Antilles                      2,218,336             3,203,551
            Antigua and Barbuda                       6,105,165             6,556,778
            French West Indies                        5,749,216             5,417,540
            Other foreign areas                       6,006,396             6,364,554
                                                    -----------           -----------
                  Total                             $45,939,563           $42,830,704
                                                    ===========           ===========

(14)     RELATED PARTY TRANSACTIONS

         The Company leases a 4.4 acre parcel of real property from the Company's President. He received $49,303 in annual rent in 1998, 1997, and 1996. respectively.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         At December 31, 1998, the Company had borrowed approximately $5.6 million from the Company's President. The note is unsecured and bears interest at a rate variable with the prime rate. One hundred sixty-three thousand is due on demand and $5.4 million is due on January 1, 2000. The President has the option to make the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires 15 percent or more of the common stock or announces a tender offer which, if successful, would result in ownership by a person or group of 15 percent or more of the common stock.

         At December 31, 1998, the Company has borrowed approximately $987,000 from a Board member of the Company. The two notes are secured by various pieces of equipment and bear interest at a rate of 10 percent per annum with monthly payments being made through July of 2002.

         At December 31, 1998 the Company had an investment of $154,000 for a
         2.1 percent interest in a real estate joint venture in which the President and one Board member also participate with equity of 14.8 percent and 1.7 percent, respectively. No income or loss has been recorded from this investment. The Company has a $15.2 million contract with the venture to perform land preparation services. The Company recognized contracting revenue of $3.3 million during 1998. The backlog on the contract as of December 31, 1998 was $11.9 million. The venture has not yet received its total financing, thus the amount and timing of the backlog could vary.

         Other assets include amounts due from officers and employees as a result of payments made by the Company pursuant to a split-dollar life insurance plan. The Company's advances to pay premiums are secured by a pledge of the cash value of the issued policies. Amounts due to the Company under the split-dollar life insurance plan was $673,379 in 1998 and $583,264 in 1997, respectively.

(15)     STOCK OPTION PLANS

         The Company adopted stock option plans for officers and employees in 1986 and 1992. While each plan terminates 10 years after the adoption date, issued options have their own schedule of termination. Until 1996 and 2002, options to acquire up to 300,000 and 350,000 shares, respectively, of common stock may be granted at no less than fair market value on the date of grant.

         All stock options granted pursuant to the 1986 Plan not already exercisable vest and become fully exercisable (1) on the date the Optionee reaches 65 years of age and for the six-month period thereafter or as otherwise modified by the Company's Board of Directors, (2) on the date of permanent disability of the Optionee and for the six-month period thereafter, (3) on the date of a change of control and for the six-month period thereafter, and (4) on the date of termination of the Optionee from employment by the Company without cause and for the six-month period after termination.

         Stock options granted under the 1992 Plan vest and become exercisable in varying terms and periods set by the Compensation Committee of the Board of Directors. Options issued under the 1992 Plan expire after 10 years.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The Company adopted a stock-option plan for directors in 1992 and terminates in 2002. Options to acquire up to 50,000 shares of common stock may be granted at no less than the fair-market value on the date of grant. The 1992 Directors' Plan provides that each director an initial grant of 8,000 shares and additional grants of 1,000 shares annually immediately subsequent to their reelection as a director. Stock options have 10-year terms, vest and become fully exercisable six months after the issue date. Stock option activity by year was as follows:

                             1986 PLAN                         1992 PLAN                    DIRECTORS PLAN
                         ------------------                ----------------                -----------------
                                        EXERCISE                      EXERCISE                       EXERCISE
                       SHARES             PRICE           SHARES        PRICE           SHARES         PRICE
                       ------             -----           ------        -----           ------         -----
                                          (All exercise prices rounded to the nearest dollar)

Balance at
  12/31/95           203,380         $2 to $7          250,000       $7 to $10        33,000       $6 to $14

  Granted               -               -               30,000       $8               10,000       $9
  Exercised          (34,425)        $2                   -            -               -             -
  Expired               -               -                 -            -             (11,000)      $6 to $14
                     ------                            -------                       -------
Balance at
  12/31/96           168,955         $2 to $7          280,000       $7 to $10        32,000       $6 to $14

  Granted               -               -               30,000       $5                3,000       $5
  Exercised             -               -                -             -                -            -
  Expired             (9,180)           -              (74,000)        -                -            -
                     -------                           -------                       -------
Balance at
  12/31/97           159,775         $2 to $7          236,000       $5 to $10        35,000       $5 to $14

  Granted               -               -              110,000         -               3,000         -
  Exercised             -               -                 -            -                -            -
  Expired               -               -               (4,000)        -                -            -
                     -------                           -------                       -------
Balance at
  12/31/98           159,775         $2 to 7           342,000       $2 to $10        38,000       $ 3 to $14
                     ========                          =======                       =======

Exercisable          118,725                           162,000                        38,000
                     =======                           =======                       =======

Available for
future grant            -                                8,000                        12,000
                     =======                           =======                       =======


         The per-share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $1.89, $2.46 and $4.30 respectively, on the grant date using the Black Scholes option-pricing model with the following assumptions:
                                      1998               1997           1996
                                      ----               ----           ----
         Expected dividend yield        -                  -             -
         Expected price volatility   38.5%              21.4%           18.1%
         Risk-free interest rate      5.6%               5.7%            7.0%
         Expected life of options    10 years           10 years      10 years

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. Had the Company determined compensation costs based on fair value at the grant date for our stock options under SFAS No. 123, the Company's consolidated net income or loss would have been the pro forma amounts below:

                                          1998             1997           1996
                                          ----             ----           ----
         Net income (loss),
           as reported               $    484,273     $(15,536,023)     $312,888
         Net income (loss),
           pro forma                 $    335,277     $(15,651,524)     $189,164

         Basic earnings (loss)
           per share from
           continuing operations,
           as reported               $       0.11     $    (3.45)       $  .18
                                     ============     ===========       ========
         Basic earnings (loss)
           per share from
           continuing operations,
           pro forma                 $       0.07     $    (3.48)       $  .15
                                     ============     ===========       ========

         Pro forma net (loss) income reflects only options granted since 1994. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net (loss) income amounts above because compensation cost is reflected over the options' five years vesting period and compensation cost for options granted prior to 1994 is not considered.

(16)     EMPLOYEE BENEFIT PLANS

         The Company sponsors a 401(k) plan for some employees over the age of 21 with 1,000 hours of service in the previous 12 months of employment. Employee contributions are matched by us up to 3.0 percent of an employee's salary. Our contributions totaled $160,446 in 1998, $148,183 in 1997, and $148,758 in 1996.

(17)     COSTS AND ESTIMATED EARNINGS ON CONTRACTS
                                                    DECEMBER, 31
                                               -----------------------
                                               1998               1997
                                               ----               ----
         Costs incurred on uncompleted
           contracts                        $ 7,046,412       $  6,561,759
         Costs incurred on completed
           contracts                         12,331,066         79,576,661
         Estimated earnings                   4,188,262         17,499,392
                                            -----------       ------------
                                             23,565,740        103,637,812

            Less:  Billings to date         (23,170,190)      (103,445,513)
                                            -----------       ------------
                                            $   395,550       $    192,299
                                            ===========       ============

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Included in the accompanying consolidated balance sheets under the following captions:
                                                      DECEMBER 31
                                                -------------------------
                                                1998                 1997
                                                ----                 ----
         Costs in excess of billings
           and estimated earnings          $   710,557         $    329,707

         Billings in excess of costs
           and estimated earnings             (315,007)            (137,408)
                                           -----------         ------------
                                           $   395,550         $    192,299
                                           ===========         ============

(18)     COMMITMENTS AND CONTINGENCIES

         The Company has contingent obligations and has made guarantees in connection with acquisitions, joint ventures, employee and construction bonding and a tax exemption. As part of the 1995 acquisition of Societe des Carrieres de Grand Case ("SCGC"), a French company operating a ready-mix concrete plant and quarry in St. Martin, the Company agreed to pay the quarry owners, who were also the owners of SCGC, a royalty payment of $550,000 per year through August 2000. The agreement may be renewed, at the Company's option, for two successive five-year periods and require annual payments of $550,000 per year. At the end of the 15-year royalty period, the Company has the option to purchase this 50-hectare property for $4.4 million.

         In 1989, the Company entered into a new Life Insurance and Salary Continuation Agreement with the Company President. Should the Company cease to employ the President because of his disability or death, the Company agreed to pay the President or his designated beneficiary an amount equal to his salary and bonus for a period of five years. The Company has not accrued for this salary continuation over the expected remaining period of the President's active employment as the agreement does not provide for payment upon retirement. Based on present facts and circumstances, future payments cannot be determined at this time.

         The Company believed it was entitled to additional compensation on a Florida construction project and we pursued a claim legally. In February 1999 a verdict was issued, giving us no additional compensation except for the retainage. Due to this judgment the Company took a charge for litigation of $1.5 million in 1998 and it may decide to appeal the judgment.

         In 1992, Fore Golf, Inc. sued the Company in the Ninth Judicial Circuit, Orange County, Florida, Case No. CI-92-5289. The Company was sued by Fore Golf, Inc. for work which this subcontractor allegedly performed in 1990 and 1991 during construction of two golf courses at Disney World in Orlando, Florida, the alleged unpaid contract balance in connection with this project, and inefficiency costs. In June 1997, the court issued an order establishing liability and damages against the Company. The Court entered a final judgment in favor of the plaintiff for damages and prejudgment interest. Subsequently, the trial court also awarded the plaintiff attorneys' fees. The Company accrued a total of $4.5 million, included in other liabilities, in 1997 to reflect the total estimated

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         costs to be incurred should it not be successful in our post trial and appeal efforts. The Company has posted a bond for the damages, prejudgment interest and plaintiff's attorneys' fees. This bond is personally guaranteed by the Company's President. The Company settled its lawsuit with Fore Golf, Inc. and its creditors in March 1999. The settlement calls for a cash payment of approximately $300,000 and payments of $460,000 over a period of 4 years. The Company has not yet settled with the lawyers of Fore Golf regarding the judgment on attorney' fees. The trial court fee award has been contested by Fore Golf's attorneys. As the result of this settlement, the Company decreased the provision for litigation by $2.0 million.

         In the late 1980s, Bouwbedrijf Boven Winden, N.V., ("BBW") currently a Devcon subsidiary in the Netherlands Antilles, supplied concrete to a large apartment complex on the French side of St. Maarten. In the early 1990's the buildings began to develop exterior cracking and "popouts." In November 1993, BBW was named one of several defendants including the building's insurer, in a suit filed by Syndicat des Coproprietaires la Residence Le Flamboyant (condominium owners association of Le Flamboyant), in the French court "Tribunal de Grande Instance de Paris", case No. 510082/93. A French court assigned an expert to examine the cause of the cracking and popouts and to determine if the cracking/popouts are caused by a phenomenon known as alkali reaction (ARS). The expert found in his report dated December
         3, 1998, BBW responsible for the ARS. The plaintiff is seeking unspecified damages, including demolition and replacement of the 272 apartments. Based on the advice of legal counsel a judgment assessed in a French court would not be enforceable against a Netherlands Antilles company. Thus, the plaintiff would have to file the same claim in an Antillean court. It is too early to predict the final outcome of this matter. Management believes the Company's defenses to be meritorious and does not believe that the outcome will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

         In December 1995 the Virgin Islands Water and Power Authority ("WAPA") notified the Company that a fuel oil leak was being investigated at WAPA's St. Croix generating facility adjacent to a property owned by the Company's Virgin Islands subsidiary. This notification further stated that WAPA had notified all required federal and local agencies and that WAPA would properly mitigate any damage to the Company's property. WAPA is in the process of performing mitigation activities on the Company's property and has submitted copies of its reports to government agencies to the Company. The Company has not incurred any cost related to the mitigation activities. The Company is in the process of hiring a professional firm to independently evaluate the condition of the property and to advise the Company regarding any actions which should be taken to recover any permanent damages to the property.

         The Company is involved in other litigation and claims arising in the normal course of business. The Company believes that such litigation and claims will be resolved without a material adverse effect on the Company's consolidated financial position or results of operations.

         The Company is subject to federal, state and local environmental laws and regulations. Management believes that the Company is in compliance with these laws and regulations. Compliance with environmental protection laws has not had a material adverse impact on the Company's consolidated financial condition or results of operations and is not expected to have a material adverse impact in the foreseeable future.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The Company sold substantially all of its interest in a real estate joint venture with the Government of Antigua and Barbuda to a third party in 1990. In connection with this sale, the purchaser assumed the Company's guarantee of payment to the Government of Antigua and Barbuda made upon the formation of the joint venture. This guarantee, which would become an obligation of the Company in the event of a default by the purchaser, provides that net profits from the joint venture's operations will equal or exceed $20,000 per month. No liability has been incurred by the Company nor have payments been made by the Company or the purchaser in connection with this guarantee. The guarantee expires upon the sale or disposal by the venture of its real estate. There are no current plans to sell or dispose of any of the venture's property.

(19)     BUSINESS AND CREDIT CONCENTRATIONS

         The Company's customers are concentrated in the Caribbean and are primarily involved in contracting. Credit risk may be affected by economic and political conditions in the countries where the Company operates. Potential concentrations of credit risk include receivables and costs in excess of billings and estimated earnings. No single customer accounted for a significant amount of our sales in 1998, 1997 or 1996 and there are no significant receivables from a single customer as of December 31, 1998 or 1997, other than the notes receivable from the Government of Antigua and Barbuda. Although receivables are generally not collateralized, the Company may place liens or their equivalent in the event of nonpayment. The Company estimates an allowance for doubtful accounts based on the creditworthiness of customers as well as general economic conditions of the countries where it operates. An adverse change in these factors would affect the Company's estimate of bad debts.

         The Company has a construction project with a backlog of $11.9 million. A subsidiary and two of the Company's directors are minority partners of, and the Company's President is Chairman of, the entity developing the project. This partnership does not yet have the financing to complete the project, therefore the amount of the backlog could substantially diminish and the timing of completion of the contract could vary. The receivable on this contract has been maintained current by the partnership.

         The Company's ability to produce its own sand and stone gives it a competitive advantage because of the substantial investment required to produce sand and stone, the difficulty in obtaining the necessary environmental permits to establish quarries, and the moratorium on mining beach sand imposed by most Caribbean countries. If the Company is unable to produce its own sand and stone, the consolidated financial position, results of operations, or cash flows could be adversely affected.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     We have had no changes in or disagreements with our independent certified public accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information on our directors and executive officers is incorporated by reference to the our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. Information as to executive officers is included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required for this item is also incorporated by reference to our Proxy Statement. The information included in the proxy statement pursuant to Rule 402(i), (k) and (l) is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required for this item is also incorporated by reference to our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required for this item is also incorporated by reference to our Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

               (1)  Consolidated Financial Statements.

         An index to consolidated financial statements for the year ended December 31, 1996 appears on pages 23 and 56.

               (2)  Financial Statement Schedule.

         The following financial statement schedule for each of the years in the three-year period ended December 31, 1998 is submitted herewith:

                                                                    FORM 10-K
                                                                 (PAGE NUMBER(S)
         ITEM                                                    ---------------
         ----
         Financial Statement Schedule
           Schedule II - Valuation and Qualifying Accounts.............. 55

         All other financial schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

             (3)  Exhibits.


EXHIBIT  DESCRIPTION
-------  -----------
 3.1        Registrant's Restated Articles of Incorporation (1)(3.1)
 3.2        Registrant's Amended and Restated Bylaws (15) (3.2)
10.1        Registrant's 1986 Non-Qualified Stock Option Plan (2)(10.1)
10.2        Registrant's 1992 Stock Option Plan (9)(A)
10.3        Registrant's 1992 Directors' Stock Option Plan (9)(B)
10.4        V. I. Cement and Building Products Inc. 401(k) Retirement and Savings Plan (13)(10.4)
10.5        Life Insurance and Salary Continuation Agreement dated as of March 29, 1989, between the Registrant and Donald L. Smith, Jr.(4)(10.13)
10.6        Form of Indemnification Agreement between the Registrant, and its directors and certain of its officers(5)(A)
10.7        St. John's Dredging and Deep Water Pier Construction Agreement dated as of April 3, 1987, by and between Antigua and Barbuda and Antigua Masonry
            Products, Limited (the "Set. Johns Agreement") (5)(10.1)
10.8        Amendment No. 1 to the St. John's Agreement dated June 15, 1988(6)(10.2)
10.9        Amendment No. 2 to the St. John's Agreement dated December 7, 1988 (8) (10.34)
10.10       Amendment No. 3 to the St. John's Agreement dated January 23, 1989 (8) (10.35)
10.11       Amendment No. 4 to the St. John's Agreement dated April 5, 1989 (8) (10.36)
10.12       Amendment No. 5 to the St. John's Agreement dated January 29, 1991 (8) (10.37)
10.13       Amendment No. 6 to the St. Johns Agreement dated November 30, 1993 (11)(10.39)
10.14       Amendment No. 7 to the St. John's Agreement, dated December 21, 1994 (13) (10.14)
10.15       Amendment No. 8 to the St. John's Agreement, dated October 23, 1996 (13) (10.15)
10.16       Guarantee dated June 12, 1989, from the Registrant to Banco Popular de Puerto Rico(6)(10.6)
10.17       Lease dated October 31, 1989, between William G. Clarenbach and Pricilla E. Clarenbach, as lessors, and Controlled Concrete Products, Inc., as lessee (1)(10.26)
10.18       Lease dated April 13, 1981, between Mariano Lima and Genevieve Lima, as lessors, and the Registrant, as lessee(1)(10.28)
10.19       Lease dated May 23, 1983, between the Government of the Virgin Islands, as lessor, and Controlled Concrete Products, Inc. as lessee(1)(10.29)
10.20       Lease dated February 24, 1989, between Felix Pitterson, as lessor, and V.I. Cement and Building Products, Inc., as lessee(1)(10.30)
10.21       Lease dated September 1, 1989, between Donald L. Smith, Jr., as lessor, and the Registrant, as lessee(1)(10.31) 10.22 Lease dated September 12, 1966, between His Honour Hugh Burrowes, a Commander of the British Empire of Government House in
            the Island of Antigua, as lessor, and The Antigua Sand and Aggregate Limited, as lessee(1)(10.32)
10.23       Notes receivable from Red Pond Estates, N.V. in the principal sums of $242,516,
            $139,478 and $167,740, respectively (10)(10.41)
10.24       Material Purchase Agreement, dated August 17, 1995, between Bouwbedrijf Boven Winden, N.V.
            and Hubert Petit, Francois Petit and Michel Petit (12) (10.41)


10.25       Stock Purchase Agreement, dated August 17, 1995, between the
            Registrant and Hubert Petit, Francois Petit and Michel Petit (12)(10.42)
10.26       Loan Agreement dated November 12, 1996 between V. I. Cement and
            Building Products, Inc. and Banco Popular de Puerto Rico (13) (10.31)
10.27       $6,000,000 Installment Note dated November 12, 1996 between V. I. Cement and
            Building Products, Inc. and Banco Popular de Puerto Rico (13) (10.32)
10.28       $1,000,000 Promissory Note dated November 12, 1996 between V. I. Cement and
            Building Products, Inc. and Banco Popular de Puerto Rico (13) (10.33)
10.29       Time Charter Agreement, dated October 28, 1996, between Caribbean Cement
             Carriers, Ltd. and Kristian Gerhard Jebsen Skibsrederi A/S (13) (10.34)
10.30       Purchase and Sale Agreement by and between Devcon Crown Bay Corp. and
            Crown Bay Marina Joint Venture I and Koben Capital Partners, Inc. (14)(10.37)
10.31       Form of Note between Devcon International Corp. and Donald L. Smith, Jr. (15)
10.32       Form of Note between Devcon International Corp. and Robert A. Steele (15)
21.1        Registrant's Subsidiaries (15)
23.1        Consent of KPMG LLP (15)
27.1        Financial Data Schedule
----------------------------------------------------------------------------------------------
(1)         Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant's Registration statement on Form S-2 (No. 33-31107).
(2)         Incorporated by reference to the exhibit shown in the parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 (the "1987 10-K").
(3)         Incorporated by reference to the exhibit shown in the parenthesis and filed with the Registrant's Form 8 dated July 14, 1988 to the 1987 10-K.
(4)         Incorporated by reference to the exhibit shown in the parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (the "1988 10-K").
(5)         Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant's Proxy Statement dated May 30, 1989.
(6)         Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant's Form 8 dated August 17, 1989 to the 1988 10-K.
(7)         Incorporated by reference to the exhibit shown in parenthesis and filed with Registrant's Current Report on Form 8-K dated May 2, 1990.
(8)         Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.
(9)         Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Proxy Statement dated May 6, 1992.
(10)        Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K  for the year ended December 31, 1992.
(11)        Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(12)        Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
(13)        Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(14)        Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
(15)        Filed herewith.

Management employee contracts, compensatory plans and other arrangements included as part of the exhibits referred to above are as follows:

10.1        Registrant's 1986 Non Qualified Stock Option Plan (2) (10.1)
10.2        Registrant's 1992 Stock Option Plan (9)(A)
10.3        Registrant's 1992 Directors' Stock Option Plan (9) (B)
10.4 V. I. Cement and Building Products, Inc. 401(k) Retirement and Savings Plan (13) (10.4)
10.5 Life Insurance and Salary Continuation Agreement dated as of March 29, 1989, between the Registrant and Donald L. Smith, Jr.(4)(10.13)

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

March 30, 1999                                  DEVCON INTERNATIONAL CORP.

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


                                                DEVCON INTERNATIONAL CORP.


March 30, 1999                                  By:/S/ DONALD L. SMITH, JR.
                                                   ------------------------
                                                    Donald L. Smith, Jr.
                                                    Chairman, President and
                                                    Chief Executive Officer


March 30, 1999                                  By:/S/ RICHARD L. HORNSBY
                                                   ------------------------
                                                    Richard L. Hornsby
                                                    Executive Vice President
                                                    and Director


March 30, 1999                                  By:/S/ JAN A. NORELID
                                                   ------------------------
                                                    Jan A. Norelid
                                                    Vice President of Finance,
                                                    Chief Financial Officer and
                                                    Treasurer


March 30, 1999                                  By:/S/ ROBERT A. STEELE
                                                   ------------------------
                                                    Robert A. Steele
                                                    Director


March 30, 1999                                  By:/S/ ROBERT L. KESTER
                                                   ------------------------
                                                    Robert L. Kester
                                                    Director


March 30, 1999                                  By:/S/ W. DOUGLAS PITTS
                                                   ------------------------
                                                    W. Douglas Pitts
                                                    Director


                                                     Schedule II

                                          Valuation and Qualifying Accounts


ALLOWANCE FOR DOUBTFUL              BALANCE AT         ADDITIONS                                  BALANCE
ACCOUNTS FOR THE YEAR               BEGINNING          CHARGED TO                                 AT END
ENDED DECEMBER 31,                  OF YEAR            EXPENSE              DEDUCTIONS            OF YEAR
------------------                  -------            -------              ----------            -------

         1996                       $2,456,401         $  302,863          $   212,327           $2,971,591
                                    ==========         ==========          ===========           ==========

         1997                       $2,971,591         $2,336,089          $  (322,841)          $4,984,839
                                    ==========         ==========          ===========           ==========

         1998                       $4,984,839         $  (36,191)         $  (243,613)          $4,705,035
                                    ==========         ==========          ===========           ==========

ALLOWANCE FOR DOUBTFUL
NOTES RECEIVABLE                    BALANCE AT         ADDITIONS                                  BALANCE
ACCOUNTS FOR THE YEAR               BEGINNING          CHARGED TO                                 AT END
ENDED DECEMBER 31,                  OF YEAR            EXPENSE              DEDUCTIONS            OF YEAR
------------------                  -------            -------              ----------            -------

         1996                       $   837,339        $     -             $   (724,806)         $   112,533
                                    ===========        ==========          ============          ===========

         1997                       $   112,533        $  596,156          $    104,537          $   813,226
                                    ===========        ==========          ============          ===========

         1998                       $   813,226        $  (30,701)         $   (100,000)         $   682,525
                                    ===========        ==========          ============          ===========

                                 EXHIBIT INDEX


EXHIBIT                   DESCRIPTION
-------                   -----------

10.31   Form of Note between Devcon International Corp. and Donald L. Smith, Jr.

10.32   Form of Note between Devcon International Corp. and Robert A. Steele

21.1    Registrant's Subsidiaries

23.1    Consent of KPMG LLP

27.1    Financial Data Schedule