Form 10-Q
period 1999-03-31
DEVCON INTERNATIONAL CORP
filed 1999-05-14
CIK 28452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

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

         YES   [X]                 NO [ ]

As of May 10, 1999 the number of shares outstanding of the Registrant's Common Stock was 4,498,935.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------

Part I.    Financial Information:

           Condensed Consolidated Balance Sheets
           March 31, 1999 and December 31, 1998...................      3-4


           Condensed Consolidated Statements of Operations
           Three Months Ended March 31, 1999 and 1998.............        5


           Condensed Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1999 and 1998.............      6-7


           Notes to Condensed Consolidated Financial Statements...      8-9

           Management's Discussion and Analysis of
           Financial Conditions and Results of
           Operations.............................................    10-15

Part II.   Other Information......................................    16-17

PART I.    FINANCIAL INFORMATION

------------------------------------------------------------

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998

                                                      MARCH 31,     DECEMBER 31,
                                                        1999            1998
                                                  -------------     ------------
                                                    (Unaudited)

ASSETS

Current assets:
   Cash                                            $   947,044      $   899,605
   Cash equivalents                                  1,114,479        1,359,253
   Receivables, net                                 13,496,372       12,611,437
   Costs in excess of billings
      and estimated earnings                           864,767          710,557
   Inventories                                       4,178,680        4,468,718
   Assets held for sale                              2,821,699        2,868,922
   Other                                               325,136          398,592
                                                   -----------      -----------

         Total current assets                       23,748,177       23,317,084

Property, plant and equipment
   Land                                              2,159,727        2,167,318
   Buildings                                         3,559,987        3,560,545
   Leasehold interests                               6,947,456        6,632,206
   Equipment                                        57,736,122       58,340,451
   Furniture and fixtures                              712,723          642,314
   Construction in process                           2,695,409          406,344
                                                   -----------      -----------
                                                    73,811,424       71,749,178

Less accumulated depreciation                      (29,588,653)     (28,715,682)
                                                   -----------      -----------
                                                    44,222,771       43,033,496

Investments in unconsolidated
   joint ventures and affiliates                       237,370          237,370
Receivables, net                                    10,963,982       13,173,472
Intangible assets, net of
   accumulated amortization                          1,089,932        1,165,692
Other assets                                         1,501,838        1,503,005
                                                   -----------      -----------

         Total assets                              $81,764,070      $82,430,119
                                                   ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998

                                                     MARCH 31,      DECEMBER 31,
                                                      1999              1998
                                                  -----------       ------------
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade and other              $ 6,582,812       $ 6,917,119
   Accrued expenses and other liabilities           1,777,477         3,186,375
   Notes payable to banks                             182,288            88,108
   Current installments of long-term debt           6,611,078         5,539,151
   Billings in excess of costs and
     estimated earnings                               418,982           315,007
   Income taxes                                       337,737           361,071
                                                  -----------       -----------

          Total current liabilities                15,910,374        16,406,831

Long-term debt, excluding current
   installments and notes payable to banks         18,238,372        18,153,451
Minority interest in consolidated
   subsidiaries                                     1,463,994         1,762,809
Deferred income taxes                                 399,056           399,056
Other liabilities                                   2,376,138         2,067,413
                                                  -----------       -----------

          Total liabilities                        38,387,934        38,789,560

Stockholders' equity:
   Common stock                                       449,894           449,894
   Additional paid-in capital                      12,064,133        12,064,133
   Accumulated other comprehensive income-
    cumulative translation adjustment              (1,250,897)         (859,376)
   Retained earnings                               32,113,006        31,985,908
                                                  -----------       -----------

          Total stockholders' equity               43,376,136        43,640,559
                                                  -----------       -----------

Total liabilities and stockholders' equity        $81,764,070       $82,430,119
                                                  ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                     1999              1998
                                                 -----------       -----------

Concrete and related products revenue            $13,955,842       $12,487,751
Contracting revenue                                4,279,413         1,749,575
Other revenue                                           -              371,386
                                                 -----------       -----------
       Total revenue                              18,235,255        14,608,712

Cost of concrete and related
   products revenue                               11,304,170         9,846,924
Cost of contracting revenue                        3,711,488         2,098,923
Cost of other revenue                                   -              245,737
                                                 -----------       -----------
       Gross profit                                3,219,597         2,417,128

Selling, general and
   administrative expenses                         3,319,715         2,538,358
Credit for litigation                               (419,000)             -
                                                 -----------       -----------

       Operating income (loss)                       318,882          (121,230)

Other income (deductions)
   Interest expense                                 (672,371)         (520,274)
   Gain on sale of equipment                          70,408            66,569
   Interest and other income                         195,164           148,649
   Minority interest                                 298,815              -
                                                 -----------       -----------
                                                    (107,984)         (305,056)
                                                 -----------       -----------

       Income (loss) before income taxes             210,898          (426,286)

Income tax (expense) benefit                         (83,800)           80,194
                                                 -----------       -----------

       Net income (loss)                         $   127,098       $  (346,092)
                                                 ===========       ===========

Basic earnings (loss) per share                  $    .03          $   (.08)
                                                 ===========       ===========

Diluted earnings (loss) per share                $    .03          $   (.08)
                                                 ===========       ===========
Weighted average number of
   shares outstanding-basic                        4,498,935         4,498,935
                                                 ===========       ===========

Weighted average number of
   shares-diluted                                  4,501,088         4,498,935
                                                 ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                      Three Months March 31, 1999 and 1998
                                   (Unaudited)

                                                        1999          1998
                                                    -----------   -----------

Cash flows from operating activities:
   Net income (loss)                                $   127,098   $  (346,092)

Adjustments to reconcile net income
      (loss) to net cash provided by operating
      activities:
   Depreciation and amortization                      1,489,500     1,393,845
   Provision for doubtful accounts
       and notes                                        173,770      (235,181)
   Gain on sale of equipment                            (70,408)      (66,569)
   Credit for litigation                               (419,000)         -
   Minority interest income                            (298,815)         -

Changes in operating assets and liabilities:
   Decrease in receivables, net                         192,535     1,209,578
   Increase in costs in excess of billings
    and estimated earnings                             (154,210)   (1,283,381)
   Decrease (increase)in inventories                    290,038      (109,819)
   Decrease in other current assets                      73,458       447,956
   (Increase) decrease in other assets                  (17,548)       29,021
   Decrease in accounts payable, trade
       and other                                     (1,422,794)     (951,144)
   Increase (decrease)in billings in
       excess of costs and estimated earnings           103,975       (66,579)
   (Decrease) increase in income taxes
       payable                                          (23,334)       44,135
   Increase (decrease)in other liabilities              308,725      (202,995)
                                                    -----------   -----------
       Net cash provided by (used in)
          operating activities                          352,990      (137,225)
                                                    -----------   -----------
Cash flows from investing activities:
   Purchase of property, plant and
       equipment                                     (3,263,936)   (1,129,479)
   Proceeds from disposition of property,
       plant and equipment                              359,870     3,316,956
   Payments received on notes                         1,118,713       721,817
   Investment in affiliates                                -         (101,020)
   Issuance of notes                                    (16,000)         -
                                                    -----------   -----------
       Net cash (used in) provided by
        investing activities                        $(1,801,353)  $ 2,808,274
                                                    -----------   -----------

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                   1999            1998
                                               -----------     ------------

Cash flows from financing activities:
   Proceeds from debt                          $ 2,812,330     $ 1,511,534
   Principal payments on debt                   (1,655,482)     (5,412,931)
   Net borrowings from bank credit
       line/overdrafts                              94,180         951,980
                                               -----------     -----------
       Net cash provided by (used in)
          financing activities                   1,251,028      (2,949,417)
                                              ------------     -----------
       Net decrease in cash
          and cash equivalents                    (197,335)       (278,368)

       Cash and cash equivalents,
          beginning of period                    2,258,858         876,368
                                              ------------     -----------
       Cash and cash equivalents,
          end of period                       $  2,061,523     $   598,000
                                              ============     ===========
Supplemental disclosures of
   cash flow information

       Cash paid for:

          Interest                            $    659,769     $   593,875
                                              ============     ===========

          Income taxes                        $     33,333     $   120,334
                                              ============     ===========

See accompanying notes to condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.

The accounting policies followed by the Company are set forth in Note (l) to the Company's financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1999 and the results of its operations and cash flows for the three months ended March 31, 1999 and 1998.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

EARNINGS PER SHARE

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

Options to purchase 178,300 and 208,300 shares of common stock, at prices ranging from $2.17 to $3.75 per share, were outstanding for the quarters ended March 31, 1999 and 1998, respectively. For the three months ended March 31, 1998, the options were not included in the computation of diluted earnings per share because the inclusion of the options would be antidilutive. Options to purchase 361,475 and 294,975 shares of common stock, at prices ranging from $2.94 to $14.00 per share, were outstanding for the quarters ended March 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares. For additional disclosures regarding the outstanding employee stock options, see the 1998 Form 10-K.

COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in annual financial statements that is displayed with the same prominence as other annual financial statements. The Company's total comprehensive income, comprised of translation adjustments, for the three month period ended March 31, 1999 and 1998 were as follows:

                                             1999            1998
                                           ---------      ---------
Net income (loss)                          $ 127,098      $(346,092)
Other comprehensive income                  (391,521)            -
                                           ---------      ---------

       Total comprehensive loss            $(264,423)     $(346,092)
                                           =========      =========

SEGMENT REPORTING

The following sets forth the revenue and income (loss) before income taxes for each of the Company's business segments for the three months ended March 31, 1999 and 1998.

                                                1999              1998
                                           -----------        ------------
Revenue (including intersegment)
   Concrete and related products           $14,355,124        $12,530,393
   Contracting                               4,279,413          1,749,575
   Other                                          -               371,386
   Elimination of intersegment revenue        (399,282)           (42,642)
                                           -----------        -----------

       Total revenue                       $18,235,255        $14,608,712
                                           ===========        ===========

Operating income (loss):
   Concrete and related products           $   (74,000)       $   819,000
   Contracting                                 178,000           (897,000)
   Other                                          -               120,000
   Unallocated corporate overhead              214,882           (163,230)
                                           -----------        -----------

       Total operating income (loss)           318,882           (121,230)
                                           -----------        -----------

Other deductions                              (107,984)          (305,056)
                                           ===========        ===========

Income (loss) before income taxes          $   210,898        $  (426,286)
                                           ===========        ===========

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998

REVENUE

The Company's revenue during the first quarter of 1999 was $18.2 million as compared to $14.6 million during the same period in 1998. This 24.8 percent increase was primarily due to an increase in contracting revenue and to a lesser extent to an increase in concrete and related products revenue.

The Company's concrete and related products division revenue increased 11.8 percent to $14.0 million during the first quarter of 1999 as compared to $12.5 million for the same period in 1998, primarily as a result of an increase in demand for this division's products on certain Caribbean islands, offset to a lesser extent by decreased demand on other islands. The Company cannot currently determine whether demand for this division's products will increase, decrease or remain the same throughout 1999.

Revenue from the Company's land development contracting division increased by
144.6 percent to $4.3 million during the first quarter of 1999 as compared to $1.7 million for the same period in 1998. This increase is primarily due to the Company continuing various contracts that were started during the prior quarters and to revenue on a contract in the Bahamas. The Company's backlog of unfilled portions of land development contracts at March 31, 1999 was $12.9 million, involving 9 projects. The backlog of the project in the Bahamas amounts to $10.0 million. A Company subsidiary and two of the Company's directors are minority partners of the entity developing this project. The project has not yet received its total financing thus the timing and amount of the contract could vary. The Company expects that part of the backlog outstanding at March 31, 1999 will be completed by the end of 1999. The Company cannot currently determine whether the contract revenue will increase, decrease or remain the same throughout 1999.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenue increased to 81.0 percent during the first quarter of 1999 from
78.9 percent for the same period in 1998. This increase was primarily attributable to higher production cost on some islands and to changes in the mix of products sold in the first quarter of 1999 compared to 1998.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenue decreased to 86.7 percent during the first quarter of 1999 from 120.0 percent during the same period in 1998. This decrease is primarily attributable to the varying profitability levels of individual contracts and the stage of completion of such contracts, and to the expense taken on a large contract in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense ("SG&A expense") increased by 30.8 percent to $3.3 million for the first quarter of 1999 from $2.5 million for the same period in 1998. As a percentage of revenue, SG&A expense increased to 18.2 percent during the first quarter compared to 17.4 percent for the same period last year. This increase is primarily attributable to increase of expense for bad debt. The expense for the allowance for doubtful accounts and notes was approximately $174,000 during the quarter compared to a credit to expense of $235,000 in the same quarter of 1998.

CREDIT FOR LITIGATION

In the first quarter of 1999 the Company recognized a credit for litigation of $419,000. This was a result of an order from a Florida circuit court requiring another party to pay the Company prejudgment interest. See also Item 1, Legal Proceedings.

DIVISIONAL OPERATING INCOME

The Company had an operating income of $319,000 for the first quarter of 1999, as compared to an operating loss of $121,000 for the same period in 1998. The Company's concrete and related products division operating loss was $74,000 during the first quarter of 1999 compared to a profit of $819,000 during the same period in 1998. This decrease is primarily attributable to increased bad debt expense in 1999 and a one time worker's compensation expense reduction in 1998 for the concrete and related products division.

The Company's land development contracting division had an operating income of $178,000 during the first quarter of 1999 compared to a loss of $897,000 during the same period in 1998. This improvement was primarily attributable to the increased revenue and the type of contracts the Company has been able to obtain, combined with a reduction in SG&A expenses, primarily legal expense. There was also an expense taken on a large contract in 1998.

OTHER INCOME

Minority interest income increased due to losses in a consolidated joint venture. Net interest expense increased to $477,000 in 1999 from $372,000 in 1998.

NET INCOME (LOSS)

The Company had a net income of $127,000 during the first quarter of 1999 as compared to a loss of $346,000 during the same period in 1998.

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

As of March 31, 1999, the Company's liquidity and capital resources included cash and cash equivalents of $2.1 million and working capital of $7.8 million. Included in working capital is approximately $2.8 million of assets held for sale. Although management's intention is to sell these assets within the next 12 months, there can be no assurance that all assets will be sold. As of March 31, 1999, total outstanding liabilities were $38.4 million. As of March 31, 1999, the Company had available lines of credit totaling $1.2 million. In April 1999 the Company received $1.1 million in payment on a note receivable from the sale of a leasehold in St. Maarten in 1997.

Cash flows provided by operating activities for the three months ended March 31, 1999 was $353,000 compared with $137,000 used in operating activities for the same period in 1998. The primary uses of cash for operating activities during the three months ended March 31, 1999 were a decrease in accounts payable and accruals of $1.4 million.

Net cash used in investing activities was $1.8 million in the first three months of 1999. Purchases of property, plant, and equipment were $3.3 million. The purchases were partially financed through equipment financing. Proceeds from sale of property, plant and equipment were $360,000 and repayment of debt was $1.7 million.

The Company turned its first quarter ending accounts receivable approximately
7.4 times, compared to 7.3 and 5.3 times for the fiscal years 1998 and 1997, respectively. The small increase in 1999 of the accounts receivable turnover ratio compared to 1998 is a result of increased sales in the first quarter of 1999, and the improvement compared to 1997 is primarily due to increased contracting activity.

The Company entered into a credit agreement with a Caribbean bank in November 1996 for a total credit of $7.0 million. One part of the credit agreement is a term loan for $6.0 million repayable in monthly installments through November 2002. The Company had $3.7 million of the borrowings outstanding on this loan at March 31, 1999. The second part is a revolving line of credit of $1.0 million. The credit line has been re-approved and extended until May 1999. The Company had $150,000 outstanding under this line of credit at March 31, 1999. The interest rate on indebtedness outstanding under both loans is at a rate variable with the prime rate. The credit agreement is collateralized by various parcels of real property and other assets located in the United States Virgin Islands and certain other areas. The Company was in violation of certain loan covenants as of March 31, 1999. The bank has agreed not to accelerate the repayment of the loan as long as the Company is current in its loan payments. The Company anticipates to be current in its loan payments during the term of the loan.

The Company has a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility is due on demand and bears interest at 14.0 percent per annum. At March 31, 1999, the Company had borrowings of $32,000 outstanding under this line.

The Company has borrowed approximately $5.4 million from the Company President. The note is unsecured and bears interest at a rate variable with the prime interest rate. Three hundred twenty-one thousand is due on demand and $5.1 million is due on April 1, 2000. The President has the option of making the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires 15.0 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15.0 percent or more of the common stock.

The Company purchases equipment from time to time as needed for its ongoing business operations. The Company is currently replacing or upgrading some equipment (principally concrete trucks and quarry equipment) used by the concrete and related products division. This should result in a net cash expenditure, after financing part of the equipment purchases, of approximately $3.0 million during 1999. The Company has identified some equipment and real property not needed for its ongoing operations and it plans to sell those assets. The net carrying cost of these assets is $2.8 million. Any proceeds from these sales would be used to reduce debt and provide working capital. The Company believes it has available or can obtain sufficient financing for its contemplated equipment replacements and additions. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases on an individual asset basis. At March 31, 1999, amounts outstanding to these lenders totaled $14.4 million. These loans are typically repaid over a three to five-year term in monthly principal and interest installments.

A significant portion of the Company's outstanding debt bears interest at variable rates. The Company could be negatively impacted by a substantial increase in interest rates.

Receivables at March 31, 1999 include $10.2 million, net, of promissory notes and bonds due from the Government of Antigua, $2.0 million of which is classified as a current receivable. The gross balance of the notes and bonds is $34.7 million. The notes called for both quarterly and monthly principal and interest payments until maturity in 1997. The notes were not satisfied at maturity but the Antiguan government has advised the Company that payments from agreed upon sources will continue until the obligation is satisfied. The agreed upon sources are lease proceeds from a rental of a United States military base, fuel tax revenues and proceeds from a real estate venture. Cash receipts during 1998 from agreed upon sources was $2.3 million.

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

The Company has identified three major areas determined to be critical for successful Year 2000 compliance:

    o   Information systems such as PCs, networks, batch-plant computers

    o Third party relationships, including customers, suppliers, and government agencies

    o   Equipment which may contain microprocessors with embedded technology

The Company has taken an inventory of all computers and software and the Company has started planning the changes needed for these systems to become Year 2000 compliant. The Company is currently implementing a new information system for its financial reporting, and the Company is evaluating proposals from various vendors in respect to distribution systems for the island subsidiaries. The Company believes that all conversion efforts will be completed before the end of 1999.

The Company has started the process of contacting suppliers and customers regarding their Year 2000 compliance status. The Company's contact includes questioning them about imbedded micro-processors.

The Company has initiated a Year 2000 contingency plan development process to mitigate potential disruptions in its activities and operations that may be created by failures of critical business partners, equipment and internal systems. These contingency plans are expected to be developed by the third quarter of 1999. However, the Company can provide no assurance that it will correctly anticipate the level, impact or duration of non-compliance by critical business partners, equipment or internal systems, or that contingency plans will be sufficient to mitigate the impact of non-compliance.

The Company estimates to spend around $300,000 on the Year 2000 project. This consists of PCs, software and other related costs.

The Company cannot assure that its systems or the computer systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999. Management has determined that making the required system changes will have no material impact on the Company's consolidated financial position, results of operations or cash flows.

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

II.  OTHER INFORMATION

---------------------------------------------

ITEM 1.   LEGAL PROCEEDINGS

          On April 8, 1999, a final judgment was entered in favor of the Company and against the Greater Orlando Aviation Authority ("GOAA") in the amount of $542,688. However, because the judgment amount was less then seventy-five (75%) of an offer of judgment ($790,000) previously made by GOAA in July 1998, the Company was subject to pay GOAA's attorneys' fees from the date the offer of judgment was made. The Company accrued for GOAA's estimated legal expenses in 1998. On May 7, 1999, the Florida circuit court awarded prejudgment interest on the judgment amount of $542,688 at 10% per annum from August 8, 1995 until paid. Through March 31, 1999, this prejudgment interest amounts to approximately $203,000, for a total award of approximately $750,000, or 95% of the offer of judgment. Consequently, subject to GOAA's possible appeal, there is not currently an obligation to pay GOAA's legal fees, and the accrual for such expenses was reversed in the first quarter of 1999. Furthermore, the Company has filed an appeal on the underlying merits of the case to seek reimbursement of additional costs and profit in connection with the construction project, which was performed between 1992 and 1995.

          In 1992, Fore Golf, Inc. sued the Company in the Ninth Judicial Circuit, Orange County, Florida, Case No. CI-92-5289. The Company was sued by Fore Golf, Inc. for work which this subcontractor allegedly performed in 1990 and 1991 during construction of two golf courses at Disney World in Orlando, Florida, the alleged unpaid contract balance in connection with this project, and inefficiency costs. In June 1997, the court issued an order establishing liability and damages against the Company. The Court entered a final judgment in favor of the plaintiff for damages and prejudgment interest. Subsequently, the trial court also awarded the plaintiff attorneys' fees. The Company accrued a total of $4.5 million, included in other liabilities, in 1997 to reflect the total estimated costs to be incurred should it not be successful in our post trial and appeal efforts. The Company has posted a bond for the damages, prejudgment interest and plaintiff's attorneys' fees. This bond is personally guaranteed by the Company's President. The Company settled its lawsuit with Fore Golf, Inc. and its creditors in March 1999. The settlement calls for a cash payment of approximately $300,000 and payments of $460,000 over a period of 4 years. The Company has not yet settled with the lawyers of Fore Golf regarding the judgment on attorney' fees. The trial court fee award has been contested by Fore Golf's attorneys.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

                          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          The Company was in violation of certain loan covenants as of March 31, 1999. The bank has agreed not to accelerate the repayment of the loan as long as the Company is current in its loan payments. The Company anticipates to be current in its loan payments during the term of the loan.

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits:

                 27    Financial Data Schedule

          (b)    Reports on Form 8-K:

                 No reports on Form 8-K were filed by the Company during the first three months of fiscal 1999.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:    May 14, 1999                     By: /s/ JAN A. NORELID
                                             ------------------------
                                              Jan A. Norelid
                                              Vice President

                                  EXHIBIT INDEX

EXHIBIT             DESCRIPTION
-------             -----------

27                  Financial Data Schedule