Form 10-Q
period 1999-06-30
DEVCON INTERNATIONAL CORP
filed 1999-08-11
CIK 28452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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

         YES     X                                   NO ______

As of August 10, 1999 the number of shares outstanding of the Registrant's Common Stock was 4,498,935.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------
Part I.           Financial Information:

                  Condensed Consolidated Balance Sheets
                  June 30, 1999 and December 31, 1998...................   3-4

                  Condensed Consolidated Statements of Operations
                  Three and Six Months Ended June 30, 1999 and 1998.....     5

                  Condensed Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1999 and 1998...............   6-7

                  Notes to Condensed Consolidated Financial Statements..   8-9

                  Management's Discussion and Analysis of
                  Financial Conditions and Results of
                  Operations............................................ 10-16

Part II.          Other Information..................................... 17-19

PART I.    FINANCIAL INFORMATION
------------------------------------------------------------

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                       June 30, 1999 and December 31, 1998

                                              June 30,        December 31,
                                                1999              1998
                                            -----------       ------------
                                            (Unaudited)

ASSETS

Current assets:
   Cash                                     $ 1,644,983       $   899,605
   Cash equivalents                           1,539,479         1,359,253
   Receivables, net                          12,403,854        12,611,437
   Costs in excess of billings
      and estimated earnings                    326,123           710,557
   Inventories                                4,386,179         4,468,718
   Assets held for sale                       2,711,517         2,868,922
   Other                                        873,393           398,592
                                            -----------       -----------
         Total current assets                23,885,528        23,317,084

Property, plant and equipment
   Land                                       2,168,685         2,167,318
   Buildings                                  3,548,821         3,560,545
   Leasehold interests                        6,710,008         6,632,206
   Equipment                                 58,198,154        58,340,451
   Furniture and fixtures                       747,606           642,314
   Construction in process                    3,197,138           406,344
                                            -----------       -----------
                                             74,570,412        71,749,178

Less accumulated depreciation               (29,841,377)      (28,715,682)
                                            -----------       -----------
                                             44,729,035        43,033,496

Investments in unconsolidated
   joint ventures and affiliates                236,370           237,370
Receivables, net                             10,312,738        13,173,472
Intangible assets, net of
   accumulated amortization                   1,036,475         1,165,692
Other assets                                  1,461,141         1,503,005
                                            -----------       -----------
         Total assets                       $81,661,287       $82,430,119
                                            ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                       June 30, 1999 and December 31, 1998

                                                     June 30,       December 31,
                                                       1999             1998
                                                   -----------      -----------
                                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade and other               $ 5,483,260      $ 6,917,119
   Accrued expenses and other liabilities            2,201,868        3,186,375
   Notes payable to banks                              700,000           88,108
   Current installments of long-term debt            6,772,044        5,539,151
   Billings in excess of costs and
     estimated earnings                                477,304          315,007
   Income taxes                                        322,737          361,071
                                                   -----------      -----------
          Total current liabilities                 15,957,213       16,406,831

Long-term debt, excluding current
   installments and notes payable to banks          18,092,303       18,153,451
Minority interest in consolidated
   subsidiaries                                      1,286,460        1,762,809
Deferred income taxes                                  399,056          399,056
Other liabilities                                    2,358,738        2,067,413
                                                   -----------      -----------
          Total liabilities                         38,093,770       38,789,560
                                                   -----------      -----------
Stockholders' equity:
   Common stock                                        449,894          449,894
   Treasury stock                                      (78,132)            -
   Additional paid-in capital                       12,064,133       12,064,133
   Accumulated other comprehensive income-
    cumulative translation adjustment               (1,444,745)        (859,376)
   Retained earnings                                32,576,367       31,985,908
                                                   -----------      -----------
          Total stockholders' equity                43,567,517       43,640,559
                                                   -----------      -----------
Total liabilities and stockholders' equity         $81,661,287      $82,430,119
                                                   ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                Three and Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                              Three                Three                 Six                  Six
                                              Months               Months               Months               Months
                                              Ended                Ended                Ended                Ended
                                             June 30,             June 30,             June 30,             June 30,
                                               1999                 1998                1999                  1998
                                           -----------          -----------          -----------          -----------
Concrete and related
   products revenue                        $14,965,896          $13,271,683          $28,921,738          $25,759,433
Contracting revenue                          3,458,907            3,400,954            7,738,320            5,150,529
Other revenue                                     -                    -                    -                 371,386
                                           -----------          -----------          -----------          -----------
       Total revenue                        18,424,803           16,672,637           36,660,058           31,281,348

Cost of concrete and
   related products revenue                (11,825,083)         (10,622,531)         (23,129,253)         (20,469,456)
Cost of contracting revenue                 (2,809,097)          (2,503,822)          (6,520,585)          (4,602,744)
Cost of other revenue                             -                  (1,825)                -                (247,562)
                                           -----------          -----------          -----------          -----------
       Gross profit                          3,790,623            3,544,459            7,010,220            5,961,586

Selling, general and
   administrative expenses                  (3,004,033)          (2,902,166)          (6,323,749)          (5,440,523)
Credit for litigation                             -                    -                 419,000                 -
                                           -----------          -----------          -----------          -----------
       Operating income                        786,590             642,293            1,105,471              521,063

Other income (deductions)
   Joint venture
       equipment loss                          (30,000)                -                 (30,000)                -
   Gain (loss) on sale of
       property and equipment                   38,104              (20,573)              108,512              45,997
   Interest expense                           (581,794)            (578,819)           (1,254,165)         (1,099,093)
   Interest and other income                   175,895              668,598               371,059             817,245
   Minority interest                           177,534               (9,575)              476,349              (9,575)
                                           -----------          -----------          ------------         -----------
                                              (220,261)              59,631              (328,245)           (245,426)

       Income before
          income taxes                         566,329              701,924               777,226             275,637

Income tax expense                            (102,967)            (250,374)             (186,767)           (170,179)
                                           -----------          -----------          ------------         -----------
       Net income                          $   463,362          $   451,550          $    590,459         $   105,458
                                           ===========          ===========          ============         ===========
Basic earnings per share                   $      0.10          $      0.10          $       0.13         $      0.02
                                           ===========          ===========          ============         ===========
Diluted earnings per share                 $      0.10          $      0.10          $       0.13         $      0.02
                                           ===========          ===========          ============         ===========
Weighted average number of
   shares outstanding-basic                  4,495,213            4,498,935             4,497,074           4,498,935
                                           ===========          ===========          ============         ===========
Weighted average number of
   shares-diluted                            4,579,947            4,524,722             4,540,517           4,533,768
                                           ===========          ===========          ============         ===========

See accompanying notes to condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                        Six Months June 30, 1999 and 1998
                                   (Unaudited)

                                                       1999             1998
                                                   ------------     ------------
Cash flows from operating activities:
   Net income (loss)                               $    590,459     $   105,458
   Adjustments to reconcile net income
       (loss) to net cash provided
       by operating activities:
   Depreciation and amortization                      3,129,467       2,918,395
   Provision for doubtful accounts and notes            195,779        (217,162)
   Gain on sale of equipment                           (108,512)        (45,997)
   Credit for litigation                               (419,000)           -
   Joint venture equity loss                             30,000            -
   Minority interest (income) loss                     (476,349)          9,575

Changes in operating assets and liabilities:
   (Increase) decrease in receivables, net              (92,290)        293,718
   Decrease (increase) in costs in excess
       of billings and estimated earnings               384,433        (858,388)
   Decrease in inventories                               65,703         254,178
   Increase in other current assets                    (474,800)       (102,793)
   Increase in other assets                             (30,576)         (2,932)
   Decrease in accounts payable, trade
       and other                                     (1,813,989)     (1,059,290)
   Increase in billings in
       excess of costs and estimated earnings           162,297         371,392
   (Decrease) increase in income taxes
       payable                                          (38,334)         44,135
   Increase (decrease)in other liabilities              291,326        (316,171)
                                                   ------------     -----------
       Net cash provided by operating activities      1,395,614       1,394,118
                                                   ------------     -----------

Cash flows from investing activities:
   Purchase of property, plant and
       equipment                                     (5,512,946)     (4,313,764)
   Proceeds from disposition of property,
       plant and equipment                              500,426       3,473,105
   Payments received on notes                         2,882,005       1,165,236
   Investment in affiliates                             (29,000)       (112,020)
   Advances from affiliates                                -              5,561
   Issuance of notes                                    (16,000)       (479,135)
   Purchase of treasury stock                           (78,132)              -
                                                   ------------     -----------
       Net cash used in investing activities       $ (2,253,647)    $  (261,017)
                                                   ------------     -----------

See accompanying notes to condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                      1999              1998
                                                  ------------      ------------
Cash flows from financing activities:
   Proceeds from debt                             $ 5,134,086       $ 5,029,879
   Principal payments on debt                      (3,962,341)       (7,008,558)
   Net borrowings from bank credit
       line/overdrafts                                611,892           306,795
                                                  -----------       -----------
       Net cash provided by (used in)
          financing activities                      1,783,637        (1,671,884)
                                                  -----------       -----------
       Net increase (decrease)in cash
          and cash equivalents                        925,604          (538,783)

       Cash and cash equivalents,
          beginning of period                       2,258,858         1,001,368
                                                  -----------       -----------
       Cash and cash equivalents,
          end of period                           $ 3,184,462       $   462,585
                                                  ===========       ===========
Supplemental disclosures of
   cash flow information

       Cash paid for:

          Interest                                $ 1,286,376       $ 1,163,717
                                                  ===========       ===========
          Income taxes                            $    83,333       $   124,140
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1999 and the results of its operations and cash flows for the three and six months ended June 30, 1999 and 1998.

The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

Options to purchase 486,300 and 171,300 shares of common stock, at prices ranging from $1.50 to $3.00 per share, were outstanding for the quarters ended June 30, 1999 and 1998, respectively. Options to purchase 350,475 and 342,475 shares of common stock, at prices ranging from $2.94 to $14.00 per share, were outstanding for the quarters ended June 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares. For additional disclosures regarding the outstanding employee stock options, see the 1998 Form 10-K.

COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in annual financial statements that is displayed with the same prominence as other annual financial statements. The Company's total comprehensive income, comprised of translation adjustments, for the six month period ended June 30, 1999 and 1998 were as follows:

                                                          1999            1998
                                                       --------         --------
Net income                                             $590,459         $451,550
Other comprehensive loss                               (585,369)            -
                                                       --------         --------
       Total comprehensive income                      $  5,090         $451,550
                                                       ========         ========

SEGMENT REPORTING

The following sets forth the revenue and income before income taxes for each of the Company's business segments for the six months ended June 30, 1999 and 1998.

                                                     1999              1998
                                                  ----------        ----------

Revenue (including intersegment)
   Concrete and related products                  $29,487,186       $25,845,850
   Contracting                                      7,937,220         5,150,529
   Other                                                 -              371,386
   Elimination of intersegment revenue               (764,348)          (86,417)
                                                  -----------       -----------
       Total revenue                              $36,660,058       $31,281,348
                                                  ===========       ===========
Operating income (loss):
   Concrete and related products                  $   603,000       $ 1,098,000
   Contracting                                        478,000          (353,000)
   Other                                                 -              118,000
   Credit for litigation                              419,000              -
   Unallocated corporate overhead                    (394,529)         (341,937)
                                                  -----------       -----------
       Total operating income                       1,105,471           521,063
                                                  -----------       -----------
Other deductions                                     (328,245)         (245,426)
                                                  -----------       -----------
Income before income taxes                        $   777,226       $   275,637
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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 VS. THREE MONTHS ENDED JUNE 30
1998

REVENUE

The Company's revenue during the second quarter of 1999 was $18.4 million as compared to $16.7 million during the same period in 1998. This 10.5 percent increase was primarily due to an increase in concrete and related products revenue and to a lesser extent to an increase in contracting revenue.

The Company's concrete and related products division revenue increased 12.8 percent to $15.0 million during the second quarter of 1999 as compared to $13.3 million for the same period in 1998, primarily as a result of an increase in demand for this division's products on certain Caribbean islands, offset to a lesser extent by decreased demand on other islands. The Company cannot currently determine whether demand for this division's products will increase, decrease or remain the same throughout 1999.

Revenue from the Company's land development contracting division increased by
1.7 percent to $3.5 million during the second quarter of 1999 as compared to $3.4 million for the same period in 1998. The Company's backlog of unfilled portions of land development contracts at June 30, 1999 was $10.5 million, involving 10 projects. The backlog of one project in the Bahamas amounts to $8.5 million. A Company subsidiary and two of the Company's directors are minority partners of the entity developing this project. The project has not yet received its total financing thus the timing and amount of the contract could vary. The Company expects that part of the backlog outstanding at June 30, 1999 will be completed by the end of 1999. The Company cannot currently determine whether the contract revenue will increase, decrease or remain the same throughout 1999.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenue decreased to 79.0 percent during the second quarter of 1999 from 80.0 percent for the same period in 1998. This decrease was primarily attributable to higher sales volumes on some islands and to changes in the mix of products sold in the second quarter of 1999 compared to 1998.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenue increased to 81.2 percent during the second quarter of 1999 from 73.6 percent during the same period in 1998. This increase is primarily attributable to the varying profitability levels of individual contracts and the stage of completion of such contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense ("SG&A expense") increased by 3.5 percent to $3.0 million for the second quarter of 1999 from $2.9 million for the same period in 1998. As a percentage of revenue, SG&A expense decreased to 16.3 percent during the second quarter compared to 17.4 percent for the same period last year. This decrease is primarily attributable to an increase in sales combined with a smaller increase in SG&A expense.

DIVISIONAL OPERATING INCOME

The Company had an operating income of $787,000 for the second quarter of 1999, as compared to $642,000 for the same period in 1998. The Company's concrete and related products division operating income was $677,000 during the second quarter of 1999 compared to $279,000 during the same period in 1998. This increase is primarily attributable to increased gross profit of $492,000 offset to a lesser extent by an increase in SG&A expense. The increased gross profit is mainly due to improved volumes in Antigua and St. Martin, offset partially by increased production costs in Puerto Rico.

The Company's land development contracting division had an operating income of $300,000 during the second quarter of 1999 compared to $544,000 during the same period in 1998. This decrease was primarily attributable to the varying profitability levels of individual contracts and the stage of completion of such contracts.

OTHER INCOME

Minority interest income amounted to $178,000 due to losses in a consolidated joint venture. Interest income decreased in the second quarter of 1999 compared to the same period in 1998, primarily due to the Company recognizing less interest income on the notes receivable due from the Government of Antigua and Barbuda.

NET INCOME (LOSS)

The Company had a net income of $463,000 during the second quarter of 1999 as compared to $452,000 during the same period in 1998.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 1998

REVENUE

The Company's revenue during the first six months of 1999 was $36.7 million as compared to $31.3 million during the same period in 1998. This 17.2 percent increase was due to increases in contracting revenue and in concrete and related products revenue.

The Company's concrete and related products division revenue increased 12.3 percent to $28.9 million during the first six months of 1999 as compared to $25.8 million for the same period in 1998, primarily as a result of an increase in demand for this division's products on St. Martin, Antigua and Tortola, offset to a lesser extent by decreased demand on other islands. The Company cannot currently determine whether demand for this division's products will increase, decrease or remain the same throughout 1999.

Revenue from the Company's land development contracting division increased by
50.2 percent to $7.7 million during the first six months of 1999 as compared to $5.2 million for the same period in 1998. This increase is primarily due to the Company continuing various contracts that were started during the prior quarters and to revenue on a contract in the Bahamas. The Company's backlog of unfilled portions of land development contracts at June 30, 1999 was $10.5 million, involving 10 projects. The backlog of the project in the Bahamas amounts to $8.5 million. A Company subsidiary and two of the Company's directors are minority partners of the entity developing this project. The project has not yet received its total financing thus the timing and amount of the contract could vary. The Company expects that part of the backlog outstanding at June 30, 1999 will be completed by the end of 1999. The Company cannot currently determine whether the contract revenue will increase, decrease or remain the same throughout 1999.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenue increased to 80.0 percent during the first six months of 1999 from 79.5 percent for the same period in 1998. This increase was primarily attributable to higher production cost on some islands and to changes in the mix of products sold in the second quarter of 1999 compared to 1998.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenue decreased to 84.3 percent during the first six months of 1999 from 89.4 percent during the same period in 1998. This decrease is primarily attributable to the varying profitability levels of individual contracts and the stage of completion of such contracts, and to the expense taken on a large contract in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense ("SG&A expense") increased by 16.2 percent to $6.3 million for the first six months of 1999 from $5.4 million for the same period in 1998. As a percentage of revenue, SG&A expense decreased to
17.2 percent during the second quarter compared to 17.4 percent for the same period last year. This decrease is primarily attributable to an increase in sales, offset to a lesser extent by an increase in SG&A expense, primarily bad debt expense.

CREDIT FOR LITIGATION

In the first quarter of 1999 the Company recognized a credit for litigation of $419,000. This was a result of an order from a Florida circuit court requiring another party to pay the Company prejudgment interest. See also Item 1, Legal Proceedings.

DIVISIONAL OPERATING INCOME

The Company had an operating income of $1.1 million for the first six months of 1999, as compared to $521,000 for the same period in 1998. The Company's concrete and related products division operating income was $603,000 during the first six months of 1999 compared to $1.1 million during the same period in 1998. This decrease is primarily attributable to a one time worker's compensation expense reduction in 1998 and increased cost in 1999 for doubtful accounts for the concrete and related products division, offset to a lesser extent by an increase in gross profit in 1999.

The Company's land development contracting division had an operating income of $478,000 during the first six months of 1999 compared to a loss of $353,000 during the same period in 1998. This improvement was primarily attributable to the increased revenue and the type of contracts the Company has been able to obtain, combined with a reduction in SG&A expenses. There was also an expense taken on a large contract in 1998.

OTHER INCOME

Minority interest income increased due to losses in a consolidated joint venture. Net interest expense increased to $883,000 in 1999 from $282,000 in 1998, primarily due to the Company recognizing less interest income on the receivable due from the Government of Antigua and Barbuda.

NET INCOME

The Company had a net income of $590,000 during the first six months of 1999 as compared to $105,000 during the same period in 1998.

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

As of June 30, 1999, the Company's liquidity and capital resources included cash and cash equivalents of $3.2 million and working capital of $7.9 million. Included in working capital is approximately $2.7 million of assets held for sale. Although management's intention is to sell these assets within the next 12 months, there can be no assurance that all assets will be sold. As of June 30, 1999, total outstanding liabilities were $38.1 million. As of June 30, 1999, the Company had available lines of credit totaling $800,000. In April 1999 the Company received $1.1 million in payment on a note receivable from the sale of a leasehold in St. Maarten in 1997.

Cash flows provided by operating activities for the six months ended June 30, 1999 was $1.4 million, approximately the same as in 1998. The primary use of cash for operating activities during the three months ended June 30, 1999 was a decrease in accounts payable and accruals of $1.8 million.

Net cash used in investing activities was $2.3 million in the first six months of 1999. Purchases of property, plant, and equipment were $5.5 million. The purchases were partially financed through equipment financing. Proceeds from sale of property, plant and equipment were $500,000 and repayment of debt was $4.0 million. Receipts on notes receivables were $2.9 million.

The Company entered into a credit agreement with a Caribbean bank in November 1996 for a total credit of $7.0 million. One part of the credit agreement is a term loan for $6.0 million repayable in monthly installments through November 2002. The Company had $3.3 million of the borrowings outstanding on this loan at June 30, 1999. The second part is a revolving line of credit of $1.0 million. The credit line has been re-approved and extended until February 2000. The Company had $700,000 outstanding under this line of credit at June 30, 1999. The interest rate on indebtedness outstanding under both loans is at a rate variable with the prime rate. The credit agreement is collateralized by various parcels of real property and other assets located in the United States Virgin Islands and certain other areas. Although the Company had previously been in violation of certain loan covenants, it no longer is. One of the financial covenants was renegotiated during the quarter and an amendment to the loan agreement was executed in early August.

The Company has a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility is due on demand and bears interest at 14.0 percent per annum. At June 30, 1999, the Company had no borrowings outstanding under this line.

The Company has borrowed approximately $5.0 million from the Company President. The note is unsecured and bears interest at a rate variable with the prime interest rate. Three hundred fifty thousand is due on demand and $4.7 million is due on July 1, 2000. The President has the option of making the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires 15.0 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15.0 percent or more of the common stock. The Company has borrowed $1.8 million from one of its directors and his family. The notes are secured by equipment and bear interest of 10.0 percent. The notes have equal monthly payments over 5 years.

The Company purchases equipment from time to time as needed for its ongoing business operations. The Company is currently replacing or upgrading some equipment (principally concrete trucks and quarry equipment) used by the concrete and related products division. This should result in a net cash expenditure, after financing part of the equipment purchases, of approximately $2.5 million during 1999. The Company has identified some equipment and real property not needed for its ongoing operations and it plans to sell those assets. The net carrying cost of these assets is $2.7 million. Any proceeds from these sales would be used to reduce debt and provide working capital. The Company believes it has available or can obtain sufficient financing for its contemplated equipment replacements and additions. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases on an individual asset basis. At June 30, 1999, amounts outstanding to these lenders totaled $14.8 million. These loans are typically repaid over a three to five-year term in monthly principal and interest installments.

A significant portion of the Company's outstanding debt bears interest at variable rates. The Company could be negatively impacted by a substantial increase in interest rates.

Receivables at June 30, 1999 include $9.6 million, net, of promissory notes and bonds due from the Government of Antigua, $2.0 million of which is classified as a current receivable. The gross balance of the notes and bonds is $34.8 million. The notes called for both quarterly and monthly principal and interest payments until maturity in 1997. The notes were not satisfied at maturity but the Antiguan government has advised the Company that payments from agreed upon sources will continue until the obligation is satisfied. The agreed upon sources are lease proceeds from a rental of a United States military base, fuel tax revenues and proceeds from a real estate venture. Cash receipts during 1998 from agreed upon sources was $2.3 million.

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

The Company is in the process of contacting suppliers and customers regarding their Year 2000 compliance status. The Company's contact includes questioning them about imbedded micro-processors.

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

The Company estimates to spend around $350,000 on the Year 2000 project. This consists of PCs, software and other related costs.

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

REPURCHASE OF COMPANY SHARES

On May 14, 1999 the Company announced its plan to purchase Company shares in the open market for up to $500,000. The timing of share repurchases, the actual number of shares purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and other considerations which may in the opinion of the Board of Directors or management affect the advisability of purchasing Devcon shares. In June the Company purchased 25,000 shares for a cost of $3.125 each. The Company has not made any further purchases.

II.  OTHER INFORMATION

---------------------------------------------

ITEM 1.                   LEGAL PROCEEDINGS

                          On April 8, 1999, a final judgment was entered in favor of the Company and against the Greater Orlando Aviation Authority ("GOAA") in the amount of $542,688. However, because the judgment amount was less then seventy-five (75%) of an offer of judgment ($790,000) previously made by GOAA in July 1998, the Company was subject to pay GOAA's attorneys' fees from the date the offer of judgment was made. The Company accrued for GOAA's estimated legal expenses in 1998. On May 7, 1999, the Florida circuit court awarded prejudgment interest on the judgment amount of $542,688 at 10% per annum from August 8, 1995 until paid. Through June 30, 1999, this prejudgment interest amounts to approximately $203,000, for a total award of approximately $750,000, or 95% of the offer of judgment. Consequently, subject to GOAA's possible appeal, there is not currently an obligation to pay GOAA's legal fees, and the accrual for such expenses was reversed in the first quarter of 1999. Furthermore, the Company has filed an appeal on the underlying merits of the case to seek reimbursement of additional costs and profit in connection with the construction project, which was performed between 1992 and 1995.

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

ITEM 2.                   CHANGES IN SECURITIES AND USE OF PROCEEDS

                          None

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

                          None

ITEM 4.                   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

                          The Company held its Annual Shareholders Meeting on June 10, 1999. The issues submitted to a vote of the security holders and the results of the voting are as follows:

                          1)    Election of five directors

                                                             FOR        WITHHELD
                                                             ---        --------
                                Richard L. Hornsby        3,373,880      175,600
                                Robert L. Kester          3,339,380      210,100
                                W. Douglas Pitts          3,373,880      175,600
                                Donald L. Smith, Jr.      3,373,880      175,600
                                Robert A. Steele          3,339,380      210,100

                                The Board consists of five directors. All nominees were elected to serve for a one year period.

                          2) Proposal to approve and ratify the Company's 1999 Stock Option Plan:

                                  FOR                 AGAINST              WITHHELD              NON-VOTE
                                  ---                 -------              --------              --------
                                2,182,324             576,537               66,895               723,724

                          3) Proposal to ratify the appointment of KPMG LLP as the Company's auditor for 1999.

                                  FOR                 AGAINST              WITHHELD
                                  ---                 -------              --------
                                3,544,885                 900               3,695

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

Date:    August 10, 1999                               By: /s/ JAN A. NORELID
                                                           ---------------------
                                                               Jan A. Norelid
                                                               Vice President

                                  EXHIBIT INDEX

EXHIBIT                                             DESCRIPTION
-------                                             -----------
27                                                  Financial Data Schedule