Form 10-Q
period 1999-09-30
DEVCON INTERNATIONAL CORP
filed 1999-11-15
CIK 28452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

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

         YES     [X]                          NO [ ]

As of November 10, 1999 the number of shares outstanding of the Registrant's Common Stock was 4,498,935.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                                      INDEX

                                                                   PAGE NUMBER
                                                                   -----------
Part I.  Financial Information:

         Condensed Consolidated Balance Sheets
         September 30, 1999 (unaudited) and
         December 31, 1998......................................      3-4

         Condensed Consolidated Statements of Operations
         Three and Nine Months Ended September 30, 1999
         and 1998 (unaudited)...................................        5


         Condensed Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1999 and 1998
         (unaudited)............................................      6-7

         Notes to Condensed Consolidated Financial Statements...      8-9

         Management's Discussion and Analysis of
         Financial Conditions and Results of
         Operations.............................................    10-17

Part II. Other Information......................................    18-19

PART I.    FINANCIAL INFORMATION

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998

                                              September 30,        December 31,
                                                  1999                 1998
                                              ------------         ------------
                                               (Unaudited)
ASSETS
Current assets:
   Cash                                       $    861,226         $    899,605
   Cash equivalents                              1,064,479            1,359,253
   Receivables, net                             11,986,801           12,611,437
   Costs in excess of billings
      and estimated earnings                       580,064              710,557
   Inventories                                   4,841,378            4,468,718
   Assets held for sale                          8,722,458            2,868,922
   Other                                           487,429              398,592
                                              ------------         ------------
         Total current assets                   28,543,835           23,317,084

Property, plant and equipment
   Land                                          1,920,538            2,167,318
   Buildings                                     2,372,240            3,560,545
   Leasehold interests                           3,670,339            6,632,206
   Equipment                                    52,428,534           58,340,451
   Furniture and fixtures                          772,616              642,314
   Construction in process                       2,013,306              406,344
                                              ------------         ------------
                                                63,177,573           71,749,178

Less accumulated depreciation                  (24,668,599)         (28,715,682)
                                              ------------         ------------
                                                38,508,974           43,033,496
Investments in unconsolidated
   joint ventures and affiliates                   269,181              237,370
Receivables, net                                 9,466,276           13,173,472
Intangible assets, net of
   accumulated amortization                      1,047,444            1,165,692
Other assets                                     1,272,605            1,503,005
                                              ------------         ------------
         Total assets                         $ 79,108,315         $ 82,430,119
                                              ============         ============

                                   (Continued)

See accompanying notes to condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998

                                   (Continued)

                                                September 30,      December 31,
                                                    1999              1998
                                                 ------------      ------------
                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade and other             $  4,943,620      $  6,917,119
   Accrued expenses and other liabilities           1,798,971         3,186,375
   Notes payable to banks                           1,150,000            88,108
   Current installments of long-term debt           6,686,404         5,539,151
   Billings in excess of costs and
     estimated earnings                               197,797           315,007
   Income taxes                                       376,203           361,071
                                                 ------------      ------------
          Total current liabilities                15,152,995        16,406,831

Long-term debt, excluding current
   installments and notes payable to banks         17,170,904        18,153,451
Minority interest in consolidated
   subsidiaries                                     1,081,448         1,762,809
Deferred income taxes                                 387,654           399,056
Other liabilities                                   1,648,570         2,067,413
                                                 ------------      ------------
          Total liabilities                        35,441,571        38,789,560
                                                 ------------      ------------
Stockholders' equity:
   Common stock                                       449,894           449,894
   Treasury stock                                     (78,132)               --
   Additional paid-in capital                      12,064,133        12,064,133
   Accumulated other comprehensive income-
    cumulative translation adjustment              (1,275,112)         (859,376)
   Retained earnings                               32,505,961        31,985,908
                                                 ------------      ------------
          Total stockholders' equity               43,666,744        43,640,559
                                                 ------------      ------------
Total liabilities and stockholders' equity       $ 79,108,315      $ 82,430,119
                                                 ============      ============

See accompanying notes to condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
             Three and Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                               Three                Three              Nine                 Nine
                                                               Months               Months             Months               Months
                                                               Ended                Ended              Ended                Ended
                                                             Sept. 30,            Sept. 30,          Sept. 30,            Sept. 30,
                                                               1999                 1998                1999                1998
                                                           ------------        ------------        ------------        ------------
Concrete and related products revenue                      $ 13,976,050        $ 12,240,876        $ 42,897,787        $ 38,000,309
Contracting revenue                                           2,866,006           4,908,014          10,604,325          10,058,542
Other revenue                                                        --                  --                  --             371,386
                                                           ------------        ------------        ------------        ------------
       Total revenue                                         16,842,056          17,148,890          53,502,112          48,430,237

Cost of concrete and related products revenue                11,930,686          10,015,008          35,059,938          30,484,462
Cost of contracting revenue                                   2,444,278           3,921,682           8,964,862           8,524,426
Cost of other revenue                                                --              (1,474)                 --             246,088
                                                           ------------        ------------        ------------        ------------
       Gross profit                                           2,467,092           3,213,674           9,477,312           9,175,261

Selling, general and administrative expenses                  2,736,587           2,778,852           9,060,334           8,219,376
Credit for litigation                                          (635,603)                 --          (1,054,602)                 --
                                                           ------------        ------------        ------------        ------------
       Operating income                                         366,108             434,822           1,471,580             955,885

Other income (deductions)
   Joint venture equity income (loss)                            16,400                  --             (13,600)                 --
   Gain (loss) on sale of property and equipment               (241,743)             73,138            (133,231)            119,134
   Interest expense                                            (568,473)           (525,629)         (1,822,637)         (1,624,722)
   Interest and other income                                    283,438             290,409             654,497           1,107,655
   Minority interest                                            205,012               7,215             681,361              (2,360)
                                                           ------------        ------------        ------------        ------------
                                                               (305,366)           (154,867)           (633,610)           (400,293)
                                                           ------------        ------------        ------------        ------------
       Income before income taxes                                60,742             279,955             837,970             555,592

Income tax (expense) benefit                                   (131,149)             42,309            (317,917)           (127,871)
                                                           ------------        ------------        ------------        ------------
       Net income (loss)                                        (70,407)            322,264             520,053             427,721
                                                           ============        ============        ============        ============
Basic (loss) earnings per share                            $      (0.02)       $       0.07        $       0.12        $       0.10
                                                           ============        ============        ============        ============
Diluted (loss) earnings per share                          $      (0.02)       $       0.07        $       0.11        $       0.09
                                                           ============        ============        ============        ============
Weighted average number of shares outstanding-basic           4,473,935           4,498,935           4,489,361           4,498,935
                                                           ============        ============        ============        ============
Weighted average number of shares-diluted                     4,473,935           4,515,277           4,560,290           4,527,604
                                                           ============        ============        ============        ============

See accompanying notes to condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                     Nine Months September 30, 1999 and 1998
                                   (Unaudited)

                                                           1999               1998
                                                       -----------        -----------
Cash flows from operating activities:
   Net income                                          $   520,053        $   427,721
   Adjustments to reconcile net income
       to net cash provided
       by operating activities:
   Depreciation and amortization                         4,788,656          4,408,761
   Provision for doubtful accounts and notes               169,194           (163,937)
   Loss (gain) on sale of equipment                        133,231           (119,134)
   Credit for litigation                                (1,054,602)                --
   Joint venture equity loss                                13,600                 --
   Minority interest (income) loss                        (681,361)             2,360

Changes in operating assets and liabilities:
   Decrease in receivables, net                            262,870            992,781
   Decrease (increase) in costs in excess
       of billings and estimated earnings                  130,493         (1,737,748)
   Increase in inventories                                (375,480)          (176,922)
   (Increase) decrease in other current assets             (88,835)           302,370
   (Increase) decrease in other assets                     (95,571)            90,822
   Decrease in accounts payable, trade
       and other                                        (2,247,137)        (1,532,333)
   (Decrease) increase in billings in
       excess of costs and estimated earnings             (117,210)           870,342
   Increase (decrease) in income taxes
       payable                                             162,280           (112,374)
   Increase (decrease)in other liabilities                 115,880           (328,185)
                                                       -----------        -----------
       Net cash provided by operating activities         1,636,061          2,924,524
                                                       -----------        -----------
Cash flows from investing activities:
   Purchase of property, plant and
       equipment                                        (6,937,355)        (6,308,764)
   Proceeds from disposition of property,
       plant and equipment                                 493,387          3,698,785
   Payments received on notes                            3,387,699          2,126,979
   Investment in affiliates                                (45,411)          (112,020)
   Advances from affiliates                                     --             18,166
   Issuance of notes                                       (16,000)          (514,135)
   Purchase of treasury stock                              (78,132)                --
                                                       -----------        -----------
       Net cash used in investing activities           $(3,195,812)       $(1,090,989)
                                                       -----------        -----------

                                   (Continued)

See accompanying notes to condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                   (Continued)

                                                                                   1999               1998
                                                                               -----------        -----------
Cash flows from financing activities:
   Proceeds from debt                                                          $ 6,841,300        $ 6,180,803
   Principal payments on debt                                                   (6,676,594)        (8,788,563)
   Net borrowings from bank credit line/overdrafts                               1,061,892            828,154
                                                                               -----------        -----------
       Net cash provided by (used in) financing activities                       1,226,598         (1,779,606)
                                                                               -----------        -----------
       Net (decrease) increase in cash and cash equivalents                       (333,153)            53,929

       Cash and cash equivalents, beginning of period                            2,258,858          1,001,368
                                                                               -----------        -----------
       Cash and cash equivalents, end of period                                $ 1,925,705        $ 1,055,297
                                                                               ===========        ===========
Supplemental disclosures of cash flow information

       Cash paid for:

          Interest                                                             $ 1,808,423        $ 1,722,397
                                                                               ===========        ===========
          Income taxes                                                         $   155,636        $   124,875
                                                                               ===========        ===========
Supplemental disclosures of non-cash investing and financing activities:

       Property, plant and equipment transferred to assets held for sale       $ 6,035,102        $   197,584
                                                                               ===========        ===========

See accompanying notes to condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                                   (Unaudited)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1999 and the results of its operations for the three and nine months ended September 30, 1999 and 1998 and the cash flows for the nine months ended September 30, 1999 and 1998.

The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

Options to purchase 524,300 and 146,300 shares of common stock, at prices ranging from $1.50 to $2.94 per share, were outstanding for the quarters ended September 30, 1999 and 1998, respectively. For the quarter ended September 30, 1999 the options were not included in the computation of diluted earnings per share because the inclusion of the options would be antidilutive. Options to purchase 320,475 and 365,000 shares of common stock, at prices ranging from $3.00 to $14.00 per share, were outstanding for the quarters ended September 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares. For additional disclosures regarding the outstanding employee stock options, see the 1998 Form 10-K.

COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in annual financial statements that are displayed with the same prominence as other annual financial statements. The Company's total comprehensive income, comprised of translation adjustments, for the nine month period ended September 30, 1999 and 1998 were as follows:
                                           1999             1998
                                        ---------        ---------
Net income                              $ 520,053        $ 427,721
Other comprehensive loss                 (415,736)         (68,617)
                                        ---------        ---------

       Total comprehensive income       $ 104,317        $ 359,104
                                        =========        =========
SEGMENT REPORTING

The following sets forth the revenue and income before income taxes for each of the Company's business segments for the nine months ended September 30, 1999 and 1998.
                                                 1999                1998
                                             ------------        ------------
Revenue (including intersegment)
   Concrete and related products             $ 43,239,243        $ 38,195,158
   Contracting                                 11,139,980          10,058,542
   Other                                               --             371,386
   Elimination of intersegment revenue           (877,111)           (194,849)
                                             ------------        ------------
       Total revenue                           53,502,112          48,430,237
                                             ============        ============
Operating income (loss):
   Concrete and related products                  400,000           1,075,000
   Contracting                                    609,000             245,000
   Other                                               --             117,000
   Credit for litigation                        1,055,000                  --
   Unallocated corporate overhead                (592,420)           (481,115)
                                             ------------        ------------
                                                1,471,580             955,885
       Total operating income

Other deductions                                 (633,610)           (400,293)
                                             ------------        ------------
Income before income taxes                        837,970             555,592
                                             ============        ============

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

PROPOSED DISPOSITION OF CERTAIN ASSETS

The Company gave an international leading cement producer a 30-day option to purchase all of the Company's bulk cement terminals and cement bagging facilities for $22.0 million, with a net book value of $4.4 million. The option holder paid the Company a non-refundable fee of $1.0 million on October 1, 1999 for this option. At the expiration of the option, the two parties agreed to extend the option period for an additional, refundable payment of $6.0 million, leaving a balance to be paid of $15.0 million. The two parties are currently working diligently to receive all required government and other consents to the transaction. The Company believes that the final agreement will be signed by the end of November and that a closing of the transaction will take place within 90 days subsequent to the signing of the agreement. However, there can be no assurances that the agreement will be signed or that the transaction will be closed.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUE

The Company's revenue during the third quarter of 1999 was $16.8 million as compared to $17.1 million during the same period in 1998. This 1.8 percent decrease was primarily due to a decrease in contracting revenue offset to a lesser extent by an increase in concrete and related products revenue.

The Company's concrete and related products division revenue increased 14.2 percent to $14.0 million during the third quarter of 1999 as compared to $12.2 million for the same period in 1998, primarily as a result of an increase in demand for this division's products on certain Caribbean islands, offset to a lesser extent by decreased demand on other islands. The Company cannot currently determine whether demand for this division's products will increase, decrease or remain the same throughout 1999.

Revenue from the Company's land development contracting division decreased by
41.6 percent to $2.9 million during the third quarter of 1999 as compared to $4.9 million for the same period in 1998. The Company's backlog of unfilled portions of land development contracts at September 30, 1999 was $12.0 million, involving 6 projects. The backlog of one project in the Bahamas amounts to $7.4 million. A Company subsidiary, the President, and a director of the Company are minority partners of the entity developing this project. The project has not yet received its total financing and completion of the project is pending on additional financing, however, there can be no assurances that financing can be obtained. The Company is negotiating a change order to the contract of $9.0 million that the Company believes will be signed in the fourth quarter. Upon approval, the Company would have a significant increase in the revenue and gross margin associated with this contract, which could have a significant impact on the results of the fourth quarter. The Company expects that part of the backlog outstanding at September 30, 1999 will be completed by the end of 1999.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenue increased to 85.4 percent during the third quarter of 1999 from
81.8 percent for the same period in 1998. This increase was primarily attributable to increased cost on two of the islands and to changes in the mix of products sold in the third quarter of 1999 compared to 1998.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenue increased to 85.3 percent during the third quarter of 1999 from 79.9 percent during the same period in 1998. This increase is primarily attributable to the decrease in contract volume and to the varying profitability levels of individual contracts and the stage of completion of such contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense ("SG&A expense") decreased by 1.5 percent to $2.7 million for the third quarter of 1999 from $2.8 million for the same period in 1998. As a percentage of revenue, SG&A expense remained the same at 16.2 percent during the third quarter as compared to the same period last year.

CREDIT FOR LITIGATION

In the third quarter the Company recognized a reduction in the accrual for litigation, due to the claimants were denied the multiplier effect on the legal fee award in the Fore Golf lawsuit. The Company also recognized income due to the settlement of the lawsuit with GOAA. The credit for litigation for the quarter was $636,000. See also Item 1, Legal Proceedings.

DIVISIONAL OPERATING INCOME

The Company had an operating income of $366,000 for the third quarter of 1999, as compared to $435,000 for the same period in 1998. The Company's concrete and related products division operating loss was $203,000 during the third quarter of 1999 compared to $24,000 during the same period in 1998. This increase is primarily attributable to decreased gross profit of $179,000, mainly due to increased production costs in Puerto Rico.

The Company's land development contracting division had an operating income of $131,000 during the third quarter of 1999 compared to $598,000 during the same period in 1998. This decrease was primarily attributable to the reduction in sales volume and to varying profitability levels of individual contracts and the stage of completion of such contracts.

OTHER INCOME

Minority interest income amounted to $205,000 due to losses in a consolidated joint venture. Interest income decreased in the third quarter of 1999 compared to the same period in 1998, primarily due to the Company recognizing less interest income on the notes receivable due from the Government of Antigua and Barbuda.

NET INCOME (LOSS)

The Company had a net loss of $70,000 during the third quarter of 1999 as compared to an income of $322,000 during the same period in 1998. The Company recognized income from a credit for litigation in the third quarter of 1999 of $636,000.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUE

The Company's revenue during the first nine months of 1999 was $53.5 million as compared to $48.4 million during the same period in 1998. This 10.5 percent increase was due to increases in concrete and related products revenue.

The Company's concrete and related products division revenue increased 12.9 percent to $42.9 million during the first nine months of 1999 as compared to $38.0 million for the same period in 1998, primarily as a result of an increase in demand for this division's products on Antigua, St. Martin, and Tortola, offset to a lesser extent by decreased demand on other islands. The Company cannot currently determine whether demand for this division's products will increase, decrease or remain the same throughout 1999.

Revenue from the Company's land development contracting division increased by
5.4 percent to $10.6 million during the first nine months of 1999 as compared to $10.1 million for the same period in 1998. This increase is primarily due to the Company continuing various contracts that were started during the prior quarters and to revenue on a contract in the Bahamas. The Company's backlog of unfilled portions of land development contracts at September 30, 1999 was $12.0 million, involving 6 projects. The backlog of the project in the Bahamas amounts to $7.4 million. A Company subsidiary, the President, and a director of the Company are minority partners of the entity developing this project. The project has not yet received its total financing and completion of the project is pending on additional financing, however, there can be no assurances that financing can be obtained. The Company is negotiating a change order to the contract of $9.0 million that the Company believes will be signed in the fourth quarter. Upon approval, the Company would have a significant increase in the revenue and gross margin associated with this contract, which could have a significant impact on the results of the fourth quarter. The Company expects that part of the backlog outstanding at September 30, 1999 will be completed by the end of 1999. The Company cannot currently determine whether the contract revenue will increase, decrease or remain the same throughout 1999.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenue increased to 81.7 percent during the first nine months of 1999 from 80.2 percent for the same period in 1998. This increase was primarily attributable to higher production cost on some islands and to changes in the mix of products sold in the third quarter of 1999 compared to 1998.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenue decreased to 84.5 percent during the first nine months of 1999 from 84.7 percent during the same period in 1998. This decrease is primarily attributable to the varying profitability levels of individual contracts and the stage of completion of such contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense ("SG&A expense") increased by 10.2 percent to $9.1 million for the first nine months of 1999 from $8.2 million for the same period in 1998. As a percentage of revenue, SG&A expense decreased to
16.9 percent for the first nine months in 1999 compared to 17.0 percent during the third quarter compared to the same period last year.

CREDIT FOR LITIGATION

The Company recognized during the first nine months of 1999 a credit for litigation totaling $1.1 million. This was a result of an order from a Florida circuit court requiring another party to pay the Company prejudgment interest and subsequent settlement of that case and a reduction of the accrual for the Fore Golf litigation. See also Item 1, Legal Proceedings.

DIVISIONAL OPERATING INCOME

The Company had an operating income of $1.5 million for the first nine months of 1999, as compared to $956,000 for the same period in 1998. The Company's concrete and related products division operating income was $400,000 during the first nine months of 1999 compared to $1.1 million during the same period in 1998. This decrease is primarily attributable to lower worker's compensation expense in 1998 and increased cost in 1999 for doubtful accounts for the concrete and related products division, offset to a lesser extent by an increase in gross profit in 1999.

The Company's land development contracting division had an operating income of $609,000 during the first nine months of 1999 compared to $245,000 during the same period in 1998. This improvement was primarily attributable to a reduction in SG&A expenses. There was also an expense taken on a large contract in 1998.

OTHER INCOME

Minority interest income increased due to losses in a consolidated joint venture. Net interest income/expense increased to an expense of $1.2 million in 1999 from $517,000 in 1998, primarily due to the Company recognizing less interest income on the receivable due from the Government of Antigua and Barbuda and to a lesser extent to an increase of interest expense due to increased borrowings and higher interest rates.

NET INCOME

The Company had a net income of $520,000 during the first nine months of 1999 as compared to $428,000 during the same period in 1998. The Company recognized income from a credit for litigation during 1999 of $1.1 million.

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

As of September 30, 1999, the Company's liquidity and capital resources included cash and cash equivalents of $1.9 million and working capital of $13.4 million. Included in working capital is approximately $8.7 million of assets held for sale. Although management's intention is to sell these assets within the next 12 months, there can be no assurance that all assets will be sold. As of September 30, 1999, total outstanding liabilities were $35.4 million. As of September 30, 1999, the Company had available lines of credit totaling $550,000.

Cash flows provided by operating activities for the nine months ended September 30, 1999 was $1.6 million compared with $2.9 million in 1998. The primary use of cash for operating activities during the nine months ended September 30, 1999 was a decrease in accounts payable and accruals of $2.2 million.

Net cash used in investing activities was $3.2 million in the first nine months of 1999. Purchases of property, plant, and equipment were $6.9 million. The purchases were almost completely financed. Proceeds from sale of property, plant and equipment were $493,000 and repayment of debt was $6.7 million. Receipts on notes receivables were $3.4 million.

The Company entered into a credit agreement with a Caribbean bank in November 1996 for a total credit of $7.0 million. One part of the credit agreement is a term loan for $6.0 million repayable in monthly installments through November 2002. The Company had $3.2 million of the borrowings outstanding on this loan at September 30, 1999. The second part is a revolving line of credit of $1.0 million. The credit line has been re-approved and extended until February 2000. The Company had $950,000 outstanding under this line of credit at September 30, 1999. The interest rate on indebtedness outstanding under both loans is at a rate variable with the prime rate. The credit agreement is collateralized by various parcels of real property and other assets located in the United States Virgin Islands and certain other areas.

The Company has a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility is due on demand and bears interest at 14.0 percent per annum. At September 30, 1999, the Company had no borrowings outstanding under this line.

The Company has borrowed approximately $3.9 million from the Company President. The note is unsecured and bears interest at 10.0 percent. Three hundred thousand is due on demand and $3.6 million is due on October 1, 2000. The President has the option of making the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires 15.0 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15.0 percent or more of the common stock. The Company has borrowed $1.7 million from one of its directors and his family. The notes are secured by equipment and bear interest at 10.0 percent. The notes have equal monthly payments over 5 years.

The Company issued a loan in November 1999 for $1.0 million to the project in the Bahamas, in which the President and one of the Company's directors are minority partners. The loan is secured by equipment.

The Company purchases equipment from time to time as needed for its ongoing business operations. The Company is currently replacing or upgrading some equipment (principally concrete trucks and quarry equipment) used by the concrete and related products division. This should result in a net cash expenditure, after financing part of the equipment purchases, of approximately $2.5 million during 1999. The Company has identified some equipment and real property not needed for its ongoing operations and it plans to sell those assets. The net carrying cost of these assets is $8.7 million. Any proceeds from these sales would be used to reduce debt and provide working capital. The Company believes it has available or can obtain sufficient financing for its contemplated equipment replacements and additions. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases on an individual asset basis. At September 30, 1999, amounts outstanding to these lenders totaled $17.5 million. These loans are typically repaid over a three to five-year term in monthly principal and interest installments.

A significant portion of the Company's outstanding debt bears interest at variable rates. The Company could be negatively impacted by a substantial increase in interest rates.

The company is negotiating a sale of the Company's bulk cement terminal assets for a total of $22.0 million. If this sale is completed, the Company will reduce its outstanding debt substantially and thus will reduce its interest expense. At the same time, the Company will be paying a higher cost for the cement the Company uses in its ready-mix and block production facilities. The net effect on the Company's earnings of this transaction cannot, at this point, be determined.

Receivables at September 30, 1999 include $9.1 million, net, of promissory notes and bonds due from the Government of Antigua, $2.0 million of which is classified as a current receivable. The gross balance of the notes and bonds is $34.9 million. The notes called for both quarterly and monthly principal and interest payments until maturity in 1997. The notes were not satisfied at maturity but the Antiguan government has advised the Company that payments from agreed upon sources will continue until the obligation is satisfied. The agreed upon sources are lease proceeds from a rental of a United States military base, fuel tax revenues and proceeds from a real estate venture. Cash receipts, for the nine months in 1999 from agreed upon sources, were $1.8 million.

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

The Company has identified three major areas determined to be critical for successful Year 2000 compliance:

         o Information systems such as PCs, networks, batch-plant computers

         o Third party relationships, including customers, suppliers, and government agencies

         o Equipment which may contain microprocessors with embedded technology

The Company has taken an inventory of all computers and software and the Company has started planning the changes needed for these systems to become Year 2000 compliant. The Company has implemented a new information system for its financial reporting. The Company has selected a new distribution system for the island subsidiaries. The current systems on the islands are being modified and the Company anticipates to be compliant before the end of 1999.

The Company is in the process of contacting suppliers and customers regarding their Year 2000 compliance status. The Company's contact includes questioning them about imbedded micro-processors. The Company has received responses from the majority of its vendors. The responses vary from being compliant to estimated time frames when they are going to be compliant.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of SFAS No. 133 was delayed by SFAS No. 137 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF SFAS No. 133, to fiscal years beginning after June 15, 2000. Management does not anticipate a significant impact of the adoption of SFAS 133 on the Company's consolidated financial position, results of operations or cash flows.

REPURCHASE OF COMPANY SHARES

On May 14, 1999 the Company announced its plan to purchase Company shares in the open market for up to $500,000. The timing of share repurchases, the actual number of shares purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and other considerations which may in the opinion of the Board of Directors or management affect the advisability of purchasing Devcon shares. In June the Company purchased 25,000 shares for a cost of $3.13 each, and additional 16,800 shares in October for an average cost of $4.72.

II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 8, 1999, a final judgment was entered in favor of the Company and against the Greater Orlando Aviation Authority ("GOAA") in the amount of $542,688. On May 7, 1999, the Florida circuit court awarded prejudgment interest on the judgment amount from August 8, 1995 until paid. The Company filed an appeal on the underlying merits of the case to seek reimbursement of additional costs and profit in connection with the construction project, which was performed between 1992 and 1995. On August 20, 1999, the Company settled this litigation with GOAA and was paid of total of $850,000.

         In 1992, Fore Golf, Inc. sued the Company in the Ninth Judicial Circuit, Orange County, Florida, Case No. CI-92-5289. The Company was sued by Fore Golf, Inc. for work which this subcontractor allegedly performed in 1990 and 1991 during construction of two golf courses at Disney World in Orlando, Florida, the alleged unpaid contract balance in connection with this project, and inefficiency costs. In June 1997, the court issued an order establishing liability and damages against the Company. The Court entered a final judgment in favor of the plaintiff for damages and prejudgment interest. Subsequently, the trial court also awarded the plaintiff attorneys' fees. The Company accrued a total of $4.5 million in 1997. The Company posted a bond for the damages, prejudgment interest and plaintiff's attorneys' fees. This bond is personally guaranteed by the Company's President. The Company settled its lawsuit with Fore Golf, Inc. and its creditors in March 1999. The settlement called for a cash payment of approximately $300,000 and aggregate payments of $460,000 over a period of 4 years. The Company settled on payment terms with the lawyers of Fore Golf during the third quarter of 1999 and their request for hearing to receive a multiplier on the lawyer's fee award in the Florida Supreme Court was denied in October of 1999.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Company during the third quarter of fiscal 1999.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:    November 15, 1999                         By: /S/ JAN A. NORELID
                                                       ------------------------
                                                       Jan A. Norelid
                                                       Vice President

                                  EXHIBIT INDEX

EXHIBIT                                          DESCRIPTION
-------                                          -----------
  27                                             Financial Data Schedule