Form 10-K
period 1999-12-31
DEVCON INTERNATIONAL CORP
filed 2000-03-30
CIK 28452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)of the securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

As of March 20, 2000, Devcon International Corp. had 4,036,995 shares outstanding. The aggregate market value of the Common Stock held by non-affiliates of Devcon International Corp. as of March 20, 1999 was approximately $13.0 million, based on the closing price on that date of $7.19 for the Common Stock as reported on the Nasdaq National Market System. In this calculation all executive officers, directors and 5 percent beneficial owners of Devcon International Corp. are considered to be affiliates. This is not an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

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

During the first quarter of 2000 we sold our operations in Tortola and Dominica, our concrete operations in St. Thomas and all our bulk cement terminals. Due to the sales, our revenue in 2000 will diminish. The operations in Tortola and Dominica had revenue of $9.5 million in 1999. The concrete operations in St. Thomas had revenue of $6.3 million, however, our quarry is supplying the concrete operation sand and stone and the value of this supply would have been approximately $2.0 million in 1999. Therefore, the net revenue deduction using 1999 figures would be $4.3 million. The cement terminals we sold had sales of cement to third parties of approximately $6.4 million in 1999. However, we entered into an agreement to distribute cement on the islands in question. The agreement has a 90-day termination clause, therefore, we cannot say at this point whether or not our revenue will decrease due to the sale of the cement terminals. See additional information under Item 7 - Subsequent Events.

We are a large producer and distributor of ready-mix concrete and quarry products in these Caribbean islands:

     Puerto Rico                       Commonwealth of Puerto Rico
     St. Thomas                        United States Virgin Islands
     St. Croix                         United States Virgin Islands
     Tortola                           British Virgin Islands
     Saba                              Netherlands Antilles
     St. Maarten                       Netherlands Antilles
     St. Martin                        French West Indies
     Antigua                           West Indies
     Dominica                          West Indies

Our contracting division performs earthmoving, excavating, and filling operations, builds golf courses, roads, and utility infrastructures, dredges waterways and constructs deep-water piers and marinas in the Caribbean. We have historically provided these land development services to both private enterprises and governments in the Caribbean. We believe that our relationships with customers in the Caribbean give us a competitive advantage. Our project managers have substantial experience in land development contracting, and our equipment is well-suited for the Caribbean markets. We have equipment and personnel in the Caribbean that, we believe, often allow us to start work more quickly and less expensively than other contractors. While we can bid competitively and cost- effectively for these land development contracts, our ability to mobilize quickly can sometimes cause us to incur higher expense.

The following table sets forth financial highlights of our concrete and related products, contracting and other business, see further information in Note 11 of Notes to Consolidated Financial Statements.

                                                                     1999                   1998                     1997
                                                                     ----                   ----                     ----
                                                                                      (In thousands)
Revenue (net of intersegment sales):
  Concrete and related products........................           $55,313                $50,448                  $ 51,461
  Contracting..........................................            12,721                 15,359                     9,852
  Other................................................              -                       371                     2,931
                                                                  -------                -------                  --------
       Total...........................................           $68,034                $66,178                  $ 64,244
                                                                  =======                =======                  ========
Operating (loss) income (by segment):
  Concrete and related products........................           $(2,198)               $   693                  $ (4,322)
  Contracting..........................................              (301)                   714                    (3,502)
  Charge for litigation................................             1,160                    461                    (4,500)
  Other................................................              -                       116                       434
  Unallocated corporate overhead.......................              (879)                (1,038)                     (688)
                                                                  -------                -------                  --------
     Total.............................................           $(2,218)               $   946                  $(12,578)
                                                                  =======                =======                  ========

Our executive offices are located at 1350 East Newport Center Drive, Suite 201, Deerfield Beach, Florida 33442 and our telephone number is (954)429-1500. In this document, the terms "Company" and "Devcon" refer to Devcon International Corp. and its subsidiaries.

BUSINESS DEVELOPMENT

We expanded our operations in the Caribbean by opening an aggregate processing plant in Puerto Rico in December 1998. Minority investors own 49.9 percent of this separate company. The president of one of the investors subsequently became a director of Devcon. From time to time, we investigate opportunities to expand our operations to areas of the Caribbean where we presently have no business. Such expansion may take place through joint ventures, acquisitions or other business arrangements.

During the first quarter of 2000 we sold our operations in Tortola and Dominica, our concrete operations in St. Thomas and all our bulk cement terminals. Due to hurricane damages we have decided to close our Saba operations. See additional information under Item 7 - Subsequent Events.

RISKS OF FOREIGN OPERATIONS

Portions of our operation in 1999 were conducted in Caribbean foreign countries, primarily Antigua, St. Maarten, St. Martin, Dominica, Saba, St. Kitts, and Tortola. In 1999, 56.0 percent of our revenue was derived from foreign operations. Overseas contract work performed by the parent U.S. corporation is not considered foreign-source revenue for this calculation. For a summary of our revenues and earnings from foreign operations, see Note 9 of Notes to Consolidated Financial Statements. The risks of doing business in foreign areas include potential adverse changes in U.S. diplomatic relations with foreign countries, changes in the relative purchasing power of the U.S. dollar, hostility from local populations, adverse effects of exchange controls, restrictions on the withdrawal of foreign investment and earnings, government policies against businesses owned by non-nationals, expropriations of property, the instability of foreign governments, and any insurrection that could result in uninsured losses. We are not subject to these risks in Puerto Rico or the U.S. Virgin Islands since these territories use the U.S. dollar as currency. The Company is also subject to U.S. federal income tax upon the distribution of certain offshore earnings. See Note 8 of Notes to Consolidated Financial Statements. Although we have not encountered significant difficulties in our foreign operations, there can be no assurance that we will never encounter difficulties.

CONCRETE AND RELATED PRODUCTS

GENERAL In 1999 we manufactured and distributed ready-mix concrete, block and crushed aggregate. We also distributed bulk and bagged cement. The different activities on the islands are shown below:

                                                                                             Concrete            Bulk and
                                              Ready-Mix               Quarry                    Block             Bagged
                                              Concrete              Aggregates               Production           Cement
                                              --------              ----------               ----------           ------
        Puerto Rico                                                      X
        St. Thomas, U.S.V.I.                      S                      X                        X                  S
        St. Croix, U.S.V.I.                       X                      X                                           S
        Tortola, British V.I.                     S                      S
        Saba                                      C                      C                                           C
        St. Maarten                               X                      X                        X                  S
        St. Martin                                X                      X                                           S
        Antigua                                   X                      X                        X                  S
        Dominica                                  S                                                                  S


The "S" in the above table corresponds to operations sold in the first quarter of 2000 and "C" corresponds to closed operations.

Our concrete and related products business employed assets in 1999 such as:

   o    Quarries                            o    Concrete Batch Plants
   o    Rock Crushing Plants                o    Fleet of Concrete Mixer Trucks
   o    Bulk Cement Terminals               o    Concrete Block Plants
   o    Cement Bagging Facilities           o    Asphalt Plants

See additional information under Item 7 - Subsequent Events.

READY-MIX CONCRETE AND CONCRETE BLOCK Our concrete batch plants mix cement, sand, crushed stone, water and chemical additives to produce ready-mix concrete for use in local construction. Our fleet of concrete mixer trucks deliver the concrete to the customer's job site. At our concrete block plants, a low-moisture concrete mixture is machine-formed, then dried and stored for later sale. Usually, our ready-mix concrete operations and concrete block plants are the area's largest or only facility.

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

BULK AND BAGGED CEMENT In 1999, we leased a bulk cement ship with a 6,000 metric- ton capacity. The ship delivered cement in bulk to our cement terminals. From silos at these terminals, the cement is transferred for use in our concrete batch plants, sold in bulk or bagged and then sold. Bulk cement is readily available from a number of manufacturers located throughout the Caribbean basin. In the first quarter of 2000 we sold the cement terminals and sub chartered the ship to Union Maritima International S.A. The effect of this is that we enter the supply chain of cement at a later stage. See additional information under
Item 7 - Subsequent Events.

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

BACKLOG Our backlog of unfulfilled portions of land development contracts at December 31, 1999 was $18.7 million involving 6 projects. One Bahamian project's backlog increased due to change orders aggregating $8.6 million in 1999 and amounts to $15.1 million at the end of 1999 ($11.9 million at the end of 1998). A subsidiary and two of our directors are minority partners, and our President is Chairman of the entity developing this project. This partnership does not yet have the necessary financing to complete the development of the project and there is substantial uncertainty as to whether it will obtain necessary financing. Therefore, the amount of the backlog could substantially diminish and the timing of completion could vary. The backlog of $18.7 million at the end of 1999 compares to $16.3 million involving 10 projects at December 31, 1998. Since December 31, 1999 we have entered into new land development contracts in the Caribbean amounting to $2.8 million. We expect most of the current backlog will be completed during 2000, except for the project in the Bahamas.

BONDING We must obtain a performance bond to bid on government construction contracts and some private contracts. We have, in the past, been able to bond all contracts that so required.

COMPETITION Land development contracting is extremely competitive. Primary competitive factors include price, prior experience and relationships, the equip ment available to complete the job, innovation, the available engineering staff to assist an owner in minimizing costs, how quickly a company can complete a contract, and the ability to obtain bonding which guarantees contract completion. We believe that we compete effectively and have a favorable competitive position in our Caribbean markets.

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

U.S. tax laws provide that our offshore earnings are not taxable for U.S. federal income tax purposes and most post-April 1988 concrete and related products earnings in the U.S. Virgin Islands can be distributed to us free of U.S. income tax. Any distribution to our United States operations of: (1) earnings from our U.S. Virgin Islands operations accumulated prior to April 1, 1988; or (2) earnings from our Antigua, St. Martin, St. Maarten, Dominica, Saba, St. Kitts, and Tortola operations, would subject us to U.S. federal income tax on the amounts distributed, less applicable taxes paid in those jurisdictions. At December 31, 1999, $37.4 million of accumulated earnings had not been distributed to our U.S. operations. We have not provided for federal income tax on the undistributed earnings of foreign subsidiaries because we intend to permanently reinvest those earnings offshore.

Our tax exemption and our ability to receive most of the current earnings from our U.S. Virgin Islands operations without subjecting us to U.S. income taxes reduces our income tax expense. For further information on our tax exemptions and income taxes, see Note 8 of Notes to Consolidated Financial Statements.

EQUIPMENT

Both of our businesses require us to lease or purchase and maintain equipment. As of December 31, 1999, our equipment included cranes, bulldozers, road graders, rollers, backhoes, earthmovers, hydraulic dredge, barges, rock crushers, bulk cement handling equipment and concrete batch and block plants, concrete mixer trucks, asphalt processing and paving equipment and other items. Some of this equipment is encumbered by chattel mortgages. See Notes 7 and 10 of Notes to Consolidated Financial Statements.

MISCELLANEOUS INVESTMENTS AND JOINT VENTURES

We have invested or participated in several joint ventures in connection with our land development contracting and concrete and related products division.

During 1998 and 1999 we invested $177,000 for a 2.1 percent interest in a real estate joint venture in the Bahamas. The upscale resort project awaits final financing to finish its development, however, there is substantial uncertainty whether it will obtain this financing. Two of our directors have an interest in the joint venture. See Note 12 of Notes to Consolidated Financial Statements. During 1999 and 1998 we invested a total of $118,000 for a 33.3 percent interest in a real estate company in Puerto Rico that owns the land where the Aguadilla aggregate processing plant operates. During 1999 we recognized an expense of $18,000 using the equity method of accounting.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Donald L. Smith, Jr., 78, a cofounder of the Company, has served as its Chairman of the Board, President and Chief Executive Officer since its formation in 1951.

Richard L. Hornsby, 64, was appointed the Company's Executive Vice President in March 1989. Mr. Hornsby served as Vice President of the Company from August 1986 to February 1989. From 1981 to 1986 he was Financial Manager for unrelated private investment companies. He has been a director of the Company since 1975 and served as Vice President-Finance from 1972 to 1977.

Henry C. Obenauf, 70, was appointed Vice President-Engineering of the Company in March 1989, after having served as Vice President of the Company since 1977. Mr. Obenauf has been employed by the Company for over 32 years.

Jan A. Norelid, 46, was appointed Vice President-Finance and Chief Financial Officer in October 1997. From January 1996 to September 1997, he owned and operated a printing company. From 1991 to 1995 he served as Chief Financial Officer for Althin Medical, Inc., a medical device manufacturer.

Donald L. Smith, III, 47, was appointed Vice President-Construction Operations for the Company in December 1992. Starting in March 1992, he served as Assistant Vice President for Construction Operations-South Florida and Caribbean. Mr. Smith joined the Company in 1976 and has served in supervisory and managerial positions within the Company since that time.

EMPLOYEES

At December 31, 1999 we employed 71 persons in the contracting business in the Caribbean, of whom 25 are members of a union. We employed 328 persons in our con crete and related products division, of whom 121 are members of a union. We also employ 39 managerial, supervisory and administrative personnel in the overall administration and management of the Company. Employee relations are considered satisfactory.

ITEM 2. PROPERTY

GENERAL

Nearly all of the real property that the Company owns or leases is utilized by its concrete and related products division.

OTHER PROPERTY

We own undeveloped parcels of land in the U.S. Virgin Islands and Antigua.

The following table shows information on the property and facilities that we owned or leased for our operations at December 31, 1999:

                                                                             Lease Expiration
                  Description                            Location            with all Options            Area
                  -----------                            --------            ----------------            ----
Shared facilities
Principal executive offices (1)                        Deerfield Beach           5/07                    8,410 sq.ft.
Maintenance shop for heavy equipment (1)(2)            Deerfield Beach           Month-to-Month           4.40 acres

Concrete and related products segment
Concrete block plant and                               St. Thomas                6/04                    11.00 acres (1)
       equipment maintenance facility
Quarry and office building                             St. Thomas                -                        8.50 acres (5)
Quarry and concrete batch plant                        St. Thomas                2/08                    44.00 acres (1)
Barge terminal                                         St. Thomas                Month to Month           1.50 acres (1)
Bulk cement terminal and bagging facility              St. Thomas                5/12                      .50 acres (1) (5)
Quarry                                                 St. Thomas                8/06                     7.49 acres (1)
Bulk cement terminal, bagging facility                 St. Croix                 -                        7.00 acres (5)
Concrete batch plant and office                        St. Croix                 -                        3.20 acres
Quarry, rock crushing plant                            St. Croix                 -                       61.34 acres
Maintenance shop                                       St. Croix                 7/10                     6.00 acres (1)
Quarry                                                                           St. Croix                5/03
Concrete batch plant, concrete                         Antigua                   9/16                     22.61 acres (1)
       block plant, rock crushing plant,
       asphalt plant, quarry and office
Bulk cement terminal and bagging facility              Antigua                   -                         8.00 acres (5)
Concrete batch plant, cement bagging                   Dominica                  6/12                      1.14 acres (1) (5)
       plant, undeveloped land, silo and office        Dominica                  -                          .77 acres (5)
Concrete batch plant and block plant                   St. Maarten               8/00                      3.00 acres (1)
Cement terminal and barge unloading facility           St. Maarten               6/05                       .30 acres (1) (5)
Bagging facility                                       St. Maarten               4/06                       .30 acres (1) (5)
Office building                                        St. Maarten               8/00                      1.39 acres
Quarry, rock crushing plant, concrete                  Tortola                   -                        30.00 acres (5)
       batch plant, equipment maintenance
       facility and office building
Quarry, rock crushing plant and                        Saba                      12/02                     6.00 acres (1)(3)
       concrete batch plant
Concrete batch plant                                   St. Kitts                 Month-to-Month            1.00 acre (1)(3)
Quarry, rock crushing plant, concrete                  St. Martin                7/10                    123.50 acres (1)
       batch plant and office building
Quarry, rock crushing plant and                        Guaynabo,
       office building (1)(3)                          Puerto Rico               3/06                     40.00 acres
Aggregate processing plant                             Aguadilla                                          94.00 acres (1)
                                                       Puerto Rico               6/01                      (3)(4)

-------------
(1) Underlying land is leased but equipment and machinery on the land are owned by the Company.
(2) Leased from Donald L. Smith, Jr., the Company's Chief Executive. See Note 12 of Notes to Consolidated Financial Statements.
(3)  Acreage is estimated.
(4) Land is owned by the same owners as the operating company with small change of percentage ownership.
(5) Property and leases were in whole or in part sold or assigned in transactions consummated in the first quarter of 2000.

ITEM 3. LEGAL PROCEEDINGS

We are sometimes involved in routine litigation arising in the ordinary course of our business, primarily contracting.

On April 8, 1999, a final judgment was entered in our favor and against the Greater Orlando Aviation Authority ("GOAA") in the amount of $542,688. On May 7, 1999, the Florida circuit court awarded prejudgment interest on the judgment amount from August 8, 1995 until paid. We filed an appeal on the underlying merits of the case to seek reimbursement of additional costs and profit in connection with the construction project, which was performed between 1992 and 1995. On August 20, 1999, we settled this litigation with GOAA and were paid a total of $850,000.

In 1992, Fore Golf, Inc. sued the Company in the Ninth Judicial Circuit, Orange County, Florida, Case No. CI-92-5289. We were sued by Fore Golf, Inc. for work which this subcontractor allegedly performed in 1990 and 1991 during construction of two golf courses at Disney World in Orlando, Florida, the alleged unpaid contract balance in connection with this project, and inefficiency costs. In June 1997, the court issued an order establishing liability and damages against the Company. The Court entered a final judgment in favor of the plaintiff for damages and prejudgment interest. Subsequently, the trial court also awarded the plaintiff attorneys' fees. We accrued a total of $4.5 million in 1997 and posted a bond for the damages, prejudgment interest and plaintiff's attorneys' fees. This bond is personally guaranteed by our President. We settled the lawsuit with Fore Golf, Inc. and its creditors in March 1999. The settlement called for a cash payment of approximately $300,000 and aggregate payments of $460,000 over a period of 4 years. We settled on payment terms with the lawyers of Fore Golf during the third quarter of 1999 and their request for hearing to receive a multiplier on the lawyer's fee award in the Florida Supreme Court was denied in October of 1999. For further information, see Note 16 of Notes to Consolidated Financial Statements.

In the late 1980s, Bouwbedrijf Boven Winden, N.V., ("BBW") currently a Devcon subsidiary in the Netherlands Antilles, supplied concrete to a large apartment complex on the French side of St. Maarten. In the early 1990s the buildings began to develop exterior cracking and "popouts." In November 1993, BBW was named one of several defendants including the building's insurer, in a suit filed by Syndicat des Coproprietaires la Residence Le Flamboyant (condominium owners association of Le Flamboyant), in the French court "Tribunal de Grande Instance de Paris", case No. 510082/93. A French court assigned an expert to examine the cause of the cracking and popouts and to determine if the cracking/popouts are caused by a phenomenon known as alkali reaction (ARS). The expert found in his report, dated December 3, 1998, BBW responsible for the ARS. The plaintiff is seeking unspecified damages, including demolition and replacement of the 272 apartments. Based on the advice of legal counsel, a judgment assessed in a French court would not be enforceable against a Netherlands Antilles company. Thus, the plaintiff would have to file the same claim in an Antillean court. It is too early to predict the final outcome of this matter. During 1999 no actions have been taken in or by the court. Management believes our defenses to be meritorious and does not believe that the outcome will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of our security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our Common Stock is traded on the Nasdaq National Market System under the symbol DEVC. The following table shows high and low prices for our Common Stock for each quarter for the last two fiscal years as quoted by Nasdaq.

      1999                                High                    Low
      ----                                ----                    ---

      First Quarter                       $2.75                  $1.56
      Second Quarter                       3.44                   1.44
      Third Quarter                        3.31                   2.72
      Fourth Quarter                       5.78                   2.88

      1998                                High                    Low
      ----                                ----                    ---

      First Quarter                       $4.88                  $3.50
      Second Quarter                       4.13                   2.13
      Third Quarter                        3.63                   2.13
      Fourth Quarter                       2.88                   1.75

As of March 10, 2000, there were 183 holders of record of the 4,036,995 outstanding shares of Common Stock plus more than 575 beneficial owners holding our Common Stock in their brokers' name. The closing sales price for the Common Stock on March 20, 2000, was $7.19. We paid no dividends in 1999 or 1998. The payment of cash dividends will depend upon the earnings, consolidated financial position and cash requirements of the Company, its compliance with loan agreements and other relevant factors. We do not presently intend to pay dividends. No unregistered securities were sold or issued in 1999, 1998 or 1997.

ITEM 6. SELECTED FINANCIAL DATA

The following is our selected financial data which should be read in conjunction with our Consolidated Financial Statements and accompanying notes and with our "Management's Discussion and Analysis of Financial Condition and Results of Operations." This data is derived from our Consolidated Financial Statements audited by KPMG LLP, independent certified public accountants. Our Consolidated Financial Statements as of December 31, 1999 and 1998 and for each of the three years ended December 31, 1999 and the independent auditors' report appears elsewhere in this document.

                                                                     Year Ended December 31,
                                                                     -----------------------
                                            1999             1998                1997                1996              1995
                                            ----             ----                ----                ----              ----
                                                                  (In thousands, except per share amounts)

EARNINGS STATEMENT DATA:
Concrete and related
      products revenues                   $ 55,313         $ 50,448            $ 51,461            $ 52,987          $ 37,716
Contracting revenues                        12,721           15,359               9,852              13,982            16,068
Other revenues                                -                 371               2,931               2,509             2,367
                                          --------         --------            --------            --------          --------

           Total revenues                 $ 68,034         $ 66,178              64,244              69,478            56,151

Cost of concrete and
      related products                    $ 46,364         $ 41,281              41,659              39,277            29,069
Cost of contracting                         11,000           12,900               9,709              12,458            14,103
Cost of other                                 -                 246               2,311               1,913             1,721
                                          --------         --------            --------            --------          --------
           Gross profit                     10,670           11,751              10,565              15,830            11,258

Operating expenses                          12,888           10,806              23,143              12,359            10,984
                                          --------         --------            --------            --------          --------
           Operating (loss)
            income                          (2,218)             945             (12,578)              3,471               274

Other deductions                              (820)            (122)             (2,651)             (2,287)           (1,961)
                                          --------         --------            --------            --------          --------

      (Loss)income from
           continuing
           operations before
           income taxes                     (3,038)             823             (15,229)              1,184            (1,687)

Income taxes                                   274              339                 307                 383               145
                                          --------         --------            --------            --------          --------

      (Loss) income from
           continuing
           operations                       (3,312)             484             (15,536)                801            (1,832)

      Loss from
           discontinued
           operations, net                     -                 -                 -                   (488)             (915)
                                          --------         ---------           --------            --------          --------

           Net (loss) earnings           $  (3,312)        $    484            $(15,536)           $    313          $ (2,747)
                                         =========         =========           ========            ========          ========

Basic (loss )earnings per share:
      From continuing
           operations                     $  (0.74)        $   0.11            $ (3.45)            $   .18           $   (.41)
      From discontinued
           operations                          -                -                  -                  (.11)              (.21)
                                          --------         --------            -------             --------          ---------

                                          $  (0.74)        $   0.11            $ (3.45)            $   .07           $   (.62)
                                          ========         ========            =======             ========          =========

Weighted average number
      of shares outstanding                  4,481            4,499              4,499                4,490              4,431
                                          ========         ========            =======             ========          =========

Balance Sheet Data:

Working capital                           $  6,281         $  6,910            $ 8,713             $ 12,063          $   4,848
Total assets                                81,646           82,430             86,433               94,926             97,313
Long-term debt,
  excl current portion                      14,350           18,153             16,982               19,251             15,548
Stockholders' equity                        39,436           43,641             42,816               59,552             59,159


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

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 WITH YEAR ENDED DECEMBER 31, 1998

REVENUE

Our revenue was $68.0 million in 1999 and $66.2 million in 1998. This 2.8 percent increase reflects an increase in concrete and related products revenue, partially offset by decreases in contracting revenue and in other revenue.

Our concrete and related products revenue increased 9.6 percent to $55.3 million in 1999 from $50.4 million in 1998. This increase was primarily due to increased demand for this division's products on certain Caribbean islands, partially offset by decreased demand on other Caribbean islands, particularly due to disruptions from hurricanes Georges and Lenny. At this time, we cannot predict concrete and related products revenue levels in 2000. However, the total volume will be decreased due to the separate sale of our concrete business in St. Thomas and Dominica, our business in Tortola and our cement terminals.

Revenue from our contracting division decreased 17.2 percent to $12.7 million in 1999 from $15.4 million in 1998. This decrease resulted from finishing some medium sized contracts during 1999 and a slowdown of our work in connection with the $23.8 million contract in Exuma, Bahamas. Our backlog of unfilled portions of land development contracts at December 31, 1999 was $18.7 million involving 6 projects, as compared to $16.3 million involving 10 projects at December 31, 1998. The backlog of the contract in the Bahamas at December 31, 1999 was $15.1 million. We expect most of this contract not to be completed during 2000. There is substantial uncertainty whether or not the project will receive its final financing. We expect to receive interim payments from the project's cash resources to cover our incremental costs while the project is seeking its total financing and permits to proceed. We are monitoring the situation closely and we cannot predict how long we will continue to operate in the current manner. See further Note 12 of Notes to Consolidated Financial Statements and Item 7 "Liquidity and Capital Resources". Since December 31, 1999 we have entered into new contracts in the Caribbean amounting to $2.8 million. We expect to complete the other remaining contracts during 2000.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products rose slightly to 83.8 percent of division revenue in 1999 from 81.8 percent in 1998. The cost increase was due to higher production costs in St. Martin, Saba and Puerto Rico, offset to a lesser extent by improved sales volumes and, therefore, better margins on Antigua and Dominica.

COST OF CONTRACTING

Cost of contracting increased to 86.5 percent of contracting revenue in 1999 from 84.0 percent in 1998. Increased costs as a percent of revenue were due to lower profitability on some 1999 contracts. Our gross margins are also affected by the profitability of each contract and the stage of completion.

OPERATING EXPENSES

Selling, general and administrative expenses ("SG&A expense") increased by 14.8 percent to $13.0 million in 1999 from $11.3 million in 1998. This increase is primarily due to accruals in connection with collective bargaining agreements and due to increased costs on some of the islands, most importantly Antigua and St. Martin. SG&A expense as a percentage of revenue increased to 19.1 percent in 1999 from 17.1 percent in 1998.

In the fourth quarter of 1998 we accrued $1.5 million for legal fees and a write off of a receivable related to a Florida State Court judgment. We also reduced our provision for litigation by $2.0 million, due to the partial settlement on another lawsuit. In 1999 we reduced our provision for litigation by $1.2 million due to the settlement of two major lawsuits.

Due to hurricane damages and lower volumes, the management upon its review in 1999 of long-lived assets, determined that impairment had occurred to some of our assets. A significant portion of our quarry assets in Saba were written down due to hurricane damages on the island, particularly the adjacent harbor used for export of aggregates. Idle assets on St. Kitts and St. Croix were also impaired. An impairment expense was recognized of $805,000 in 1999, compared to no expense in 1998.

Substantially due to the write down in 1999 of one note receivable in St. Croix by $200,000, the provision for doubtful accounts in 1999 was an expense of $231,000 compared to a benefit of $65,000 in 1998.

DIVISIONAL OPERATING INCOME

The operating loss was $2.2 million in 1999 compared to income of $946,000 in 1998. Our concrete and related products division had an operating loss of $2.2 million in 1999, representing a decrease of $2.9 million compared to a gain of $693,000 in 1998. This decrease in profitability is primarily due to accruals in connection with collective bargaining agreements, the impairment of assets on Saba and St. Kitts, and losses incurred on Puerto Rico and St. Martin, offset to a small extent by improved profit margin on some islands. Our land development contracting division had an operating loss of $301,000 in 1999 compared to income of $715,000 in 1998, a deterioration of $1.0 million. This decrease is mainly attributable to lower activity specifically due to the slowdown of the contract in the Bahamas and a $200,000 write down of a note.

OTHER INCOME

We had gains on sale of property and equipment of $14,000 in 1999 compared to $507,000 in 1998. We recognized in 1998 $278,000 in profit on the sale of our share of the CorbKinnon joint venture. Our interest expense was increased to $2.4 million in 1999 from $2.1 million in 1998. This increase is due to increased loan balances and rising interest rates in 1999. In 2000, we expect to have lower interest expense due to substantially reduced outstanding debt. Our interest income has decreased to $761,000 in 1999 compared to $1.4 million 1998. In 2000, our interest income should increase due to higher anticipated levels of cash and cash equivalents. This is due to our recognizing less income from cash receipts in excess of anticipated amounts from agreed upon sources from the notes receivable due from the Government of Antigua and Barbuda.

INCOME TAXES

Income taxes decreased to $273,000 in 1999 from $339,000 in 1998. Our tax rate varies depending on the level of our earnings in the various tax jurisdictions where we operate, the level of operating loss carry-forwards and tax exemptions available to us. See Note 8 of Notes to Consolidated Financial Statements and "Business - Tax Exemptions and Benefits."

NET EARNINGS (LOSS)

Our net loss was $3.3 million in 1999 compared to an income of $484,000 in 1998. This change in profitability was primarily attributable to decreased gross profit of $1.1 million, accrual of severance of $1.0 million, an impairment loss of $805,000, increased provision for doubtful accounts and notes of $231,000, increased interest cost of $295,000, reduced interest income of $601,000, offset to a lesser extent by an increased credit for litigation of $700,000 and increased minority interest benefit of $670,000.

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

INCOME TAXES

Income taxes increased to $339,000 in 1998 from $307,000 in 1997. Our tax rate varies depending on the level of our earnings in the various tax jurisdictions where we operate, the level of operating loss carry-forwards and tax exemptions available to us. See Note 8 of Notes to Consolidated Financial Statements and "Business - Tax Exemptions and Benefits."

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

As of December 31, 1999, our liquidity and capital resources included cash and cash equivalents of $6.1 million and working capital of $6.3 million. After the closing of the large sales transactions in the first quarter of 2000, we paid off a large portion of our debt, approximately $13.7 million, and our cash and cash equivalents have improved substantially. See additional information under
Item 7 - Subsequent Events. Included in working capital is $7.6 million of equipment and real estate held for sale. Although management intends to sell these assets during 2000, there can be no assurance that they will be sold. As of December 31, 1999, total outstanding liabilities of $42.2 million compared to $38.8 million as of December 31, 1998. As of December 31, 1999, available lines of credit totaled $1.1 million.

Cash flow provided by operating activities for the year ended December 31, 1999 was $10.4 million compared with $5.3 million for the year ended December 31, 1998. The primary source of cash for operating activities during the year ended December 31, 1999 was deposits on sale of assets of $8.0 million, increase in billings in excess of costs and estimated earnings of $711,000, and a $625,000 reduction in inventories. The primary use of cash for operating activities was an increase in accounts payable and accrued expenses of $1.0 million.

Net cash used in investing activities was $4.5 million in 1999. Purchases of property, plant, and equipment were $8.3 million. The purchases were financed to a large extent through equipment financing.

We turned our fiscal year-end accounts receivable, excluding notes and employee receivables, approximately 5.8 times in 1999 compared to 7.2 times in 1998. The reduction resulted from large contracting invoicing at the end of the year and an increase in billings in excess of costs and estimated earnings. The concrete division accounts receivable turnover rate did not change.

On November 1, 1999, we extended a $1.0 million note to the venture in the Bahamas, secured by equipment. See Note 3 of Notes to Consolidated Financial Statements. As of December 31, 1999 we had trade receivables, net of billings in excess of costs and estimated earnings, from the venture of approximately $920,000. Our President has personally guaranteed $1.2 million of the outstanding trade receivables from the venture. We expect to receive interim payments from the venture's cash resources to cover our incremental costs while the venture is seeking its total financing.

The Company entered into a credit agreement with a Caribbean bank in November 1996 for a total credit of $7.0 million. One part of the credit agreement is a term loan for $6.0 million repayable in monthly installments through November 2002. We had $2.6 million of borrowings outstanding on this loan at December 31, 1999. This balance was paid off in January 2000. The second part is a revolving line of credit of $1.0 million. The credit line has a review and re-approval process in July of each year until 2002. We had $425,000 outstanding under this line of credit at December 31, 1999. The interest rate on amounts borrowed under both loans varies with the prime rate.

We have a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility is due on demand and bears interest at 14.0 percent per annum. At December 31, 1999, the Company had no borrowings outstanding under this line.

We have unsecured notes payable totaling $200,000 to a commercial bank in the Caribbean. The note expires in January 2000, and was partially rolled over to new notes expiring in July 2000. The notes were paid in February 2000.

At December 31, 1999 we had borrowed approximately $3.3 million and $1.6 million from the Company President and a Director of our Board and his wife, respectively. The note to the President is unsecured and bears interest at a rate variable with the prime rate. One million is due on demand and $2.3 million is due on April 1, 2001. The notes to the Director and his wife are secured by equipment and are payable monthly over five years.

We purchase equipment as needed for our ongoing business operations. We are currently replacing or upgrading some equipment used by the concrete and related products division, principally concrete trucks and quarry equipment. This should result in a net cash expenditure of approximately $3.0 million. At present, management believes that our inventory of construction equipment is adequate for our current contractual commitments and operating activities. New construction contracts may, depending on the nature of the contract and job location and duration, require us to make significant investments in heavy construction equipment. During 1999, we sold equipment with an original cost basis of approximately $1.5 million and a net book value of $687,000. The net proceeds were approximately $787,000. We believe we have available funds or can obtain sufficient financing for our contemplated equipment replacements and additions.

Historically, we have used a number of lenders to finance a portion of our machinery and equipment purchases. At December 31, 1999, amounts outstanding to these lenders totaled $13.2 million. These loans are typically repaid over a three to five-year term in monthly principal and interest installments. A large portion of these loans were paid in full during the first quarter of 2000.

A significant portion of our outstanding debt bears interest at variable rates. A substantial increase in interest rates could negatively impact us.

Our notes receivable and accrued interest at December 31, 1999 include $8.4 million in promissory notes from the Government of Antigua with $2.0 million classified as a current receivable.

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

During 1999 we assessed our computer information systems. The majority of our systems are purchased from outside vendors. We experienced very minimal downtime from the systems at the beginning of year 2000 and all software is today fully functional.

We took an inventory of all computers and software and we made the changes needed for these systems to become Year 2000 compliant. We implemented a new information system for our financial reporting, and we are installing new distribution systems for the island subsidiaries.

We contacted suppliers and customers regarding their Year 2000 compliance status. We have not been affected by any of the suppliers or customers year 2000 problems.

We estimated to spend around $350,000 on our Year 2000 project. This consisted of PCs, software and other related costs. Most of these monies have been spent.

SUBSEQUENT EVENTS

On January 7, 2000 we closed a transaction to sell certain concrete-related assets on St. Thomas, USVI and the subsidiary Devcon Masonry Products (BVI), Ltd. to a purchaser and the purchaser's related parties. The selling price was $6 million in cash, a note for $2.5 million payable over three years and 420,000 shares of Devcon International Corp. The shares were valued at $2.4 million at the day of closing. The book value of the assets sold, including certain expenses and contingency accrual, was $8.3 million. Therefore we will realize in the first quarter of 2000 a gain before tax of $2.6 million on this transaction.

On February 3, 2000 we closed a transaction to sell real property in St. Croix. The selling price was $2.3 million in cash. The book value of the property was $1.9 million realizing in the first quarter a gain on the transaction of approximately $348,000 before taxes.

On February 22, 2000 we closed a transaction to sell certain bulk cement terminal assets on four of the islands in the Caribbean. The purchasers were Union Maritima International (UMAR) and some of its affiliated companies. The selling price was $19.6 million in cash. The book value of the assets, including certain expenses and contingency accruals, was $3.6 million. We entered at the same time into an agreement to manage the terminals for one year, with a 90 day termination option for both parties. We also entered into a supply agreement, whereby we will buy cement from the terminals for five years, for our own use in our batch and block plants. The agreement has stipulations so that we will be able to enjoy the best price available in the local market from any cement supplier. We sold cement to third parties in 1999 and we entered into a renewable one year contract to distribute cement on these four islands. This distribution agreement has a 90-day termination option for both parties. We will recognize a gain in the first quarter of 2000 of approximately $16.0 million before taxes.

On March 16, 2000 we closed on a related transaction to sell our company in Dominica to an affiliated company of UMAR. The selling price was $3.9 million plus an earnout of 50% of the profits or losses of a portion of the company's operations. The book value of the assets, including certain expenses and contingency accruals, was $3.0 million. The gain on the transaction will be deferred to the first quarter of 2002, when the earnout period has finished.

We have used the proceeds from these transactions to pay off most of our equipment financing debt, bank debt and other debt. The total amount of prepayments to creditors in year 2000 through March 15 was $13.7 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the FASB issued SFAS No. 137 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT 133" which amended SFAS 133 to change the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. Management of the Company does not anticipate a significant impact of the adoption of SFAS No. 133 on the Company's consolidated financial position, results of operations, or cash flows.


ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information and the supplementary data required in response to this Item are as follows:

                                                                      Page
                                                                    Number(s)
                                                                    ---------

Independent Auditors' Report                                            23


Financial Statements:

     Consolidated Balance Sheets
     December 31, 1999 and 1998                                        24-25

     Consolidated Statements of Operations
     For Each of the Years in the Three-Year Period
     Ended December 31, 1999                                            26

     Consolidated Statements of Stockholders' Equity
     and Comprehensive Income for Each of the Years
     in the Three-Year Period Ended December 31, 1999                   27

     Consolidated Statements of Cash Flows
     For Each of the Years in the Three-Year Period
     Ended December 31, 1999                                           28-29

     Notes to Consolidated Financial Statements                        30-53

     Schedule II - Valuation and Qualifying Accounts                    59

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Devcon International Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                   KPMG LLP



Fort Lauderdale, Florida
March 29, 2000

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998

Assets                                                                1999                        1998
------                                                             ----------                 --------
Current assets:
           Cash                                                    $ 1,406,941                $   899,605
           Cash equivalents                                          4,737,311                  1,359,253
           Receivables, net                                         12,878,643                 12,611,437
           Costs in excess of billings and
                  estimated earnings                                   258,780                    710,557

           Inventories                                               3,829,450                  4,468,718

           Assets held for sale                                      7,559,066                  2,868,922

           Prepaid expenses and other assets                           535,146                    398,592
                                                                   -----------                -----------

           Total current assets                                     31,205,337                 23,317,084

Property, plant and equipment, net
           Land                                                      1,920,539                  2,167,318
           Buildings                                                 2,372,240                  3,560,545
           Leasehold interests                                       3,516,202                  6,632,206
           Equipment                                                52,380,167                 58,340,451
           Furniture and fixtures                                      785,359                    642,314
           Construction in process                                   3,091,160                    406,344
                                                                   -----------                -----------
                                                                    64,065,667                 71,749,178

           Less accumulated depreciation                           (25,722,376)               (28,715,682)
                                                                   -----------                -----------
                                                                    38,343,291                 43,033,496
Investments in unconsolidated joint
           ventures and affiliates, net                                277,081                    237,370

Receivables, net                                                     9,556,539                 13,173,472

Intangible assets, net of accumulated
           amortization                                                936,829                  1,165,692

Other assets                                                         1,326,917                  1,503,005
                                                                   -----------                -----------

Total assets                                                       $81,645,994                $82,430,119
                                                                   ===========                ===========





See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets (continued)

                                                                    1999                     1998
                                                                -----------              --------

Liabilities and Stockholders' Equity

Current liabilities:
           Accounts payable, trade and other                    $ 4,926,700              $ 6,917,119
           Accrued expenses and other liabilities                 3,103,083                3,186,375
           Deposit on sale of assets                              8,000,000                     -
           Notes payable to banks                                   625,000                   88,108
           Current installments of long-term debt                 6,956,246                5,539,151
           Billings in excess of costs and
                  estimated earnings                              1,026,316                  315,007
           Income taxes                                             287,423                  361,071
                                                                -----------              -----------

           Total current liabilities                             24,924,768               16,406,831

Long-term debt, excluding current
           installments                                          14,349,708               18,153,451

Minority interest in consolidated
           subsidiaries                                             932,325                1,762,809

Deferred income taxes                                               379,652                  399,056
Other liabilities                                                 1,623,331                2,067,413
                                                                -----------              -----------

           Total liabilities                                     42,209,784               38,789,560

Stockholders' equity
           Common stock, $0.10 par value.
           Authorized 15,000,000 shares,
                  issued 4,498,935 shares in
                  1999 and 1998, outstanding
                  4,457,135 and 4,498,935
                  shares in 1999 and 1998,
                  respectively                                      449,894                  449,894
           Additional paid-in capital                            12,064,133               12,064,133
           Accumulated other comprehensive income -
                  cumulative translation adjustment              (1,594,577)                (859,376)
           Retained earnings                                     28,674,264               31,985,908
           Treasury stock                                          (157,504)                    -
                                                                -----------              --------

Total stockholders' equity                                       39,436,210               43,640,559
                                                                -----------              -----------

Commitments and contingencies

           Total liabilities and
                  stockholders' equity                          $81,645,994              $82,430,119
                                                                ===========              ===========





See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

     For Each of the Years in the Three-Year Period Ended December 31, 1999

                                                                        1999                      1998                 1997
                                                                   ------------              ------------          ------------
Concrete and related products
       revenues                                                    $ 55,312,885              $ 50,448,275          $ 51,460,633
Contracting revenues                                                 12,720,918                15,358,591             9,851,775
Other revenues                                                             -                      371,386             2,931,343
                                                                   ------------              ------------          ------------
                Total revenues                                       68,033,803                66,178,252            64,243,751

Cost of concrete and related
       products                                                      46,364,378                41,281,263            41,659,401
Cost of contracting                                                  10,999,585                12,899,491             9,708,684
Cost of other                                                              -                      245,880             2,310,628
                                                                   ------------              ------------          ------------

                Gross profit                                         10,669,840                11,751,618            10,565,038

Operating expenses:
       Selling, general and
                administrative                                       13,012,443                11,331,398            13,337,564
       Provision for doubtful accounts
                and notes                                               230,517                   (64,692)            2,932,245
       Impairment of long-lived assets                                  804,695                      -                2,373,288
       (Credit) charge for litigation                                (1,160,137)                 (460,794)            4,500,000
                                                                   ------------              ------------          ------------

                Operating (loss) income                              (2,217,678)                  945,706           (12,578,059)
                                                                   ------------              ------------          ------------

Other income (deductions):
       Joint venture equity loss                                        (17,700)                  (39,000)             (150,000)
       Gain (loss) on sale of property
                and equipment                                            13,620                   507,256              (372,104)
       Interest expense                                              (2,408,414)               (2,113,224)           (2,668,277)
       Interest and other income                                        761,275                 1,362,156               537,651
       Minority interest                                                830,484                   160,820                 1,776
                                                                   ------------              ------------          ------------
                                                                       (820,735)                 (121,992)           (2,650,954)
                                                                   ------------              ------------          ------------
                (Loss) income before
                  income taxes                                       (3,038,413)                  823,714           (15,229,013)

Income taxes                                                            273,231                   339,441               307,010
                                                                   ------------              ------------          ------------

                Net (loss)earnings                                 $ (3,311,644)             $    484,273          $(15,536,023)
                                                                   ============              ============          ============

(Loss )earnings per common
       share - basic                                               $      (0.74)             $       0.11          $      (3.45)
                                                                   ============              ============          ============

(Loss) earnings from common
       share - diluted                                             $      (0.74)             $       0.11          $      (3.45)
                                                                   ============              ============          ============

Weighted average number of common
       shares outstanding - basic                                     4,481,304                 4,498,935             4,498,935
                                                                   ============              ============          ============

Weighted average number of common
       shares outstanding - diluted                                   4,481,304                 4,520,460             4,498,935
                                                                   ============              ============          ============



See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

     For Each of the Years in the Three-Year Period Ended December 31, 1999

                                                                                   Accum-
                                                                                   ulated
                                                                                    Other
                                                                    Compre-        Compre-
                                       Common        Paid-In        hensive        hensive       Retained      Treasury
                                       Stock         Capital         Income         Income        Earnings       Stock       Total
                                       -----         -------         ------         ------        --------       -----       -----

Balances at
 December 31, 1996                       449,894     12,064,133           --                    47,037,658               59,551,685

Comprehensive income

       Net loss                                                 (15,536,023)    (15,536,023)   (15,536,023)

       Other comprehensive
       income, net of tax

         Foreign currency
         translation adjustment                                  (1,200,000)     (1,200,000)                             (1,200,000)
                                                                -----------

       Other comprehensive income                                (1,200,000)
                                                                -----------

Comprehensive income                                            (16,736,023)
                                                                ===========


                                         -------     ---------- -----------      ----------     ----------       -------- ----------

Balances at
 December 31, 1997                       449,894     12,064,133                  (1,200,000)    31,501,635                42,815,662


Comprehensive income
       Net earnings                                                 484,273                        484,273                   484,273
                                                                -----------





       Other comprehensive
       income, net of tax

         Foreign currency
         translation adjustment                                     340,624         340,624                                 340,624
                                                                -----------

       Other comprehensive income                                   340,624
                                                                -----------

Comprehensive income                                                824,897
                                                                ===========


                                         -------     ---------- -----------      ----------     ----------       -------- ----------
Balances at
 December 31, 1998                       449,894     12,064,133                    (859,376)    31,985,908                43,640,559



Comprehensive income

       Repurchase of 41,800 shares                                                                               (157,504) (157,504)
       Net earnings                                              (3,311,644)                    (3,311,644)              (3,311,644)

       Other comprehensive
       income, net of tax

        Foreign currency
        translation adjustment                                     (735,201)       (735,201)                               (735,201)
                                                                -----------

       Other comprehensive income                                  (735,201)
                                                                -----------

Comprehensive income                                             (4,046,845)
                                                                ===========


                                         -------     ---------- -----------      ----------     ----------       -------- ----------
Balances at
 December 31, 1999                       449,894     12,064,133                  (1,594,577)    28,674,264       (157,504)39,436,210




See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

     For Each of the Years in the Three-Year Period Ended December 31, 1999

                                                                       1999                  1998                    1997
                                                                   -----------           ------------            --------
Cash flows from operating activities:
       Net (loss) earnings                                         $(3,311,644)         $    484,273             $(15,536,023)

Adjustments to reconcile net (loss)
 earnings to net cash provided by operating
       activities:
              Depreciation and amortization                          6,371,683              5,864,659               6,143,726
              Deferred income tax benefit                                 -                      (735)                (95,609)
              Joint venture equity loss                                 17,700                 39,000                 150,000
              Joint venture advance write-off                             -                    50,000                    -
              Provision for doubtful accounts
                     and notes                                         230,517                (66,892)              2,932,245
              Impairment on long-lived assets                          804,695                   -                  2,373,288
              (Gain) loss on sale of property
                     and equipment                                     (13,620)              (507,256)                372,104
              (Credit) charge for litigation                        (1,160,137)              (460,794)              4,500,000
              Decrease in minority
                     interest in consolidated
                     subsidiaries                                     (830,484)              (160,820)                 (1,776)

Changes in operating assets and liabilities:
              (Increase)decrease in receivables                       (512,426)               632,885              (3,103,435)
              Decrease (increase) in costs
                     in excess of billings and
                     estimated earnings                                451,777               (380,850)              2,795,153
              Decrease in inventories                                  625,161                310,403                 388,218
              (Increase) decrease in other
                     current assets                                   (136,555)               538,697                (111,438)
              (Increase)decrease in other assets                       (56,761)                 5,975                 (13,220)
              Increase (decrease) in accounts
                     payable and accrued expenses                     (956,287)              (553,814)              1,473,637
              Increase in deposit on sale of assets                  8,000,000                      -
              Increase in billings in
                     excess of costs and estimated
                     earnings                                          711,309                177,599                  24,756
              Increase (decrease) in income
                     taxes payable                                      33,642               (216,407)               (148,532)
              Increase (decrease) in other non-
                     current liabilities                                90,640               (486,724)               (295,070)
                                                                   -----------           ------------            ------------

                     Net cash provided by operating
                       activities                                  $10,359,210           $  5,269,199            $  1,848,024
                                                                   ===========           ============            ============


See accompanying notes to consolidated financial statements.

     For Each of the Years in the Three-Year Period Ended December 31, 1999

                                                                 1999                1998                          1997
                                                              -----------        ------------                  ------------
Cash flows from investing activities:
      Purchases of property, plant and
       equipment                                              $(8,282,294)           $(7,589,323)              $(8,534,518)
      Proceeds from disposition of
       property, plant and equipment                              787,425              3,861,128                   572,724
      Payment to acquire subsidiary company                                                 -                      (71,803)
      Issuance of notes                                        (1,016,000)              (514,135)                     -
      Payments on notes                                         4,101,724              2,751,379                 2,822,968
      Advances to affiliates                                      (57,411)              (153,020)                 (123,350)
      Advances from affiliates                                       -                    89,067                   452,592
                                                              -----------            -----------               -----------

                 Net cash used in
                  investing activities                         (4,466,556)            (1,554,904)               (4,881,387)
                                                              -----------            -----------               -----------

Cash flows from financing activities:
      Purchase of treasury stock                                 (157,504)                  -                         -
      Proceeds from debt                                        6,952,371              7,956,147                 6,795,917
      Principal payments on debt                               (9,339,019)           (10,116,587)               (4,514,833)
      Net borrowings (repayments) from bank
                  overdrafts                                      536,892               (296,365)                 (150,347)
                                                              -----------            -----------               -----------
                 Net cash (used in) provided by
                   financing activities                        (2,007,260)            (2,456,805)                2,130,737
                                                              -----------            -----------               -----------

                 Net increase (decrease) in cash
                   and cash equivalents                         3,885,394              1,257,490                  (902,626)

Cash and cash equivalents at
      beginning of year                                         2,258,858              1,001,368                 1,903,994
                                                              -----------            -----------               -----------

Cash and cash equivalents at
      end of year                                             $ 6,144,252            $ 2,258,858               $ 1,001,368
                                                              ===========            ===========               ===========

Supplemental disclosures of cash flow information:
                 Cash paid for:
                              Interest                        $ 2,415,150            $ 2,241,507               $ 2,641,531
                                                              ===========            ===========               ===========

                              Income taxes                    $   237,790            $   264,986               $   249,523
                                                              ===========            ===========               ===========


Supplemental non-cash items:

During each of 1999, 1998 and 1997, the Company recorded a translation adjustment of $(735,201), $340,624 and $(1.2) million, respectively, related to its subsidiary in St. Martin.

During 1998 the Company exchanged shares in a joint venture and $260,000 cash for three concrete pump trucks valued at $885,000.


See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ---------------------------------------------------------------------

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

          Useful lives or lease terms for each asset type are summarized below:

          Buildings                       15 - 40 years
          Leasehold interests              3 - 55 years
          Equipment                        3 - 20 years
          Furniture and fixtures           3 - 10 years

          Assets not required for the Company's current or future business operations are classified as assets held for sale. Such assets include real estate, earth-moving machinery, other construction equipment and all of the bulk cement and bagging facility assets in 1999.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

    (h)   FOREIGN CURRENCY TRANSLATION

          All balances in foreign currencies are remeasured at year-end rates to the respective functional currency of each consolidating company.

          For those subsidiaries which function in Eastern Caribbean dollars and French francs, their assets and liabilities have been translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated into U.S. dollars at average exchange rates during the period. The translation adjustment decreased equity by $735,201 in 1999, increased equity by $340,624 in 1998 and decreased equity by $1.2 million in 1997.

    (i)   INTANGIBLE ASSETS

          The excess of cost over the fair value of net assets in acquired subsidiaries, and costs of non-compete agreements, are amortized over five to fifteen year periods on a straight-line basis. The Company regularly evaluates the recoverability of its intangible assets and their amortization periods to determine whether an adjustment to the carrying value or a revision to the estimated useful lives is appropriate. Based on the Company's policy, management believes that there is no impairment of value related to the intangible assets as of December 31, 1999.

          Accumulated amortization on intangible assets amounted to $931,602 in 1999, $746,379 in 1998, and $550,795 in 1997.

    (j)   EARNINGS (LOSS) PER SHARE

          The Company computed earnings per share in accordance with the provision of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128") which establishes standards for computing and presenting basic and diluted earnings per share.

          Basic earnings per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed assuming the exercise of stock options and the related income tax effects if not antidilutive. For loss periods, common share equivalents are excluded from the calculation as their effect would be antidilutive. See Note 2 of Notes to Consolidated Financial Statements for the computation of basic and diluted earnings per share.

    (k)   FOREIGN OPERATIONS

          Some of the Company's operations are conducted in foreign areas of the Caribbean. In 1999, 56.0 percent of the Company's revenue was derived from foreign operations. Overseas contract work performed by the parent U.S. corporation is not considered foreign revenue for purposes of this calculation.

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

          In accordance with its policy, the Company recorded a charge of approximately $805,000 in 1999, no expense in 1998 and $2.4 million in 1997 for the impairment of long-lived assets. The impairment of the assets on Saba occurred due to hurricane damages on the island,

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          particularly the adjacent harbor used for export of aggregates. The impairment of part of the Company's assets on St. Kitts and St. Croix was due to lower volumes. The dredge in Antigua was impaired due to obsolescence. The contracting segment had $334,000 of impairment expense and the concrete and related products segment had $471,000 of impairment expense in 1999.

    (o)   STOCK OPTION PLANS

          Stock-based compensation is recognized in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. For disclosure purposes, pro forma net income and pro forma earnings per share are provided as if the fair- value-based method defined in SFAS No. 123 had been applied.

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

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2)       EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share data:

                                                              1999                 1998                      1997
                                                           ---------            ---------                 -------
                  Weighted average number of
                   common shares outstanding -
                   basic                                   4,481,304            4,498,935                 4,498,935

                  Effect of dilutive securities:
                  Options                                       -                  21,525                      -
                                                           ---------            ---------                 ------

                  Weighted average number of
                   common shares outstanding -
                   diluted                                 4,481,304            4,520,460                 4,498,935
                                                           =========            =========                 =========

          Options to purchase 560,300 and 148,300 shares of common stock at prices ranging from $2.17 to $3.75 per share, were outstanding for the years ended December 31, 1999 and 1997, respectively, but were not included in the computation of diluted earnings per share because the inclusion of the options would be antidilutive. The options expire on various dates.

          The Company retired a total of 461,940 shares in the first quarter of 2000, of which 420,140 were in partial consideration for the sale of the St. Thomas and Tortola operations in 2000 and 41,800 shares were repurchased in 1999 on the Nasdaq market.

(3)       RECEIVABLES

                  Receivables consist of the following:

                                                        December 31,
                                                        ------------
                                                    1999              1998
                                                    ----              ----
Concrete and related products
       division trade accounts receivable       $ 11,549,371    $ 11,672,685
Land development contracting
       division trade accounts
       receivable, including retainages            3,078,395       2,917,563
Accrued interest and other receivables                86,277          99,001
Notes and other receivables due from the
       Government of Antigua and Barbuda, net      8,421,855      10,854,407
Trade notes receivable - other                     4,282,719       5,294,250
Due from employees and officers                      282,390         334,563
                                                ------------    ------------
                                                  27,701,007      31,172,469
Allowance for doubtful accounts
       and notes                                  (5,265,825)     (5,387,560)
                                                ------------    ------------

                                                $ 22,435,182    $ 25,784,909
                                                ============    ============

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Receivables are classified in the consolidated balance sheets as follows:

                                                 December 31,
                                                 ------------
                                             1999          1998
                                         -----------   -----------

Current assets                           $12,878,643   $12,611,437
Noncurrent assets                          9,556,539    13,173,472
                                         -----------   -----------
                                         $22,435,182   $25,784,909
                                         ===========   ===========

Included in notes and other receivables are unsecured notes due from the Government of Antigua and Barbuda totaling a net amount of $7,392,138 and $9,745,542 in 1999 and 1998, respectively, $2.0 million of which is classified as a current receivable. The Company currently accounts for the notes under the cost recovery method. The gross balance of the notes is $34.0 million. The notes called for both quarterly and monthly principal and interest payments until maturity in 1997. The notes were not satisfied at maturity but the Antiguan government has advised the Company that payments from agreed upon sources will continue until the obligation is satisfied. The agreed upon sources are lease proceeds from a rental of a United States military base, fuel tax revenues and proceeds from a real estate venture. Cash receipts during 1999 from agreed upon sources was $2.4 million. Interest income recognized for amounts received in excess of amounts from agreed upon sources in 1999, 1998 and 1997 was $417,147, $746,120 and $202,420, respectively.

Notes receivable from an Antiguan government agency, amounting to $855,803 in 1999 and 1998, are included in the total due from the government of Antigua, along with Antigua-Barbuda Government Development Bonds 1994-1997 series amounting to $173,914 and $253,062 in 1999 and 1998, respectively.

The Company also has net trade receivables from various Antiguan government agencies of $75,179 and $77,185 in 1999 and 1998, respectively. Several of the Company's customers perform services for the Antiguan government and depend on payments from the government to satisfy their obligations to the Company.

Trade notes receivable - other consist of the following:

                                                    December 31,
                                                 -----------------
                                                 1999         1998
                                                 ----         ----
Unsecured promissory notes receivable with
varying terms and maturity dates              $  456,729   $  906,167

Notes receivable with varying terms
and maturity dates, secured by real estate       858,800    1,046,138

8.0 percent note receivable, due on demand,
secured by first mortgage on real
property                                         817,788      817,788

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                  December 31,
                                                  ------------
                                                1999         1998
                                                ----         ----

Notes receivable bearing interest at 2.0
percent over prime interest rate, secured
by real estate                                 549,402      549,402

8.0 percent note receivable, due in
installments from August 2001 through
July 2005, secured by land and building        600,000      600,000

Note receivable bearing interest at the
prime rate due in installments through
November 2001 secured by equipment           1,000,000         --

12.5 percent note receivable, due in
installments through June 30, 2001
and secured by pledge of stock of
subsidiary company                                --        516,080

8.0 percent note receivable, due in
installments through January 5, 2008,
secured by real estate                            --        858,675
                                            ----------   ----------

                                            $4,282,719   $5,294,250
                                            ==========   ==========

(4)       INVENTORIES
                                              December 31,
                                              ------------
                                            1999         1998
                                            ----         ----
Inventories consist of the following:

Sand, stone, cement and concrete block   $2,539,005   $3,093,790
Maintenance parts                           971,818      934,027
Other                                       318,627      440,901
                                         ----------   ----------

                                         $3,829,450   $4,468,718
                                         ==========   ==========


(5)       INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES AND AFFILIATES

          At December 31, 1999, the Company had equity interests in two real estate ventures, a 2.1 percent equity interest in a real estate project in the Bahamas (see Note 12) and a 33.3 percent interest in a real estate company in Puerto Rico. Equity losses of $17,700 and $39,000 were recognized in 1999 and 1998, respectively, on all ventures combined.

                 December 31,
                 ------------
                1999       1998
                ----       ----

Real estate   $277,081   $237,370
              ========   ========

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6)       FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amount of financial instruments including cash, cash equivalents, receivables - net, other current assets, accounts payable trade and other, accrued expenses and other liabilities, notes payable to banks, and current installments of long-term debt approximated fair value at December 31, 1999 because of the short maturity of these instruments. The carrying value of debt and notes receivable approximated fair value at December 31, 1999 based upon the present value of estimated future cash flows, except for the notes from the Antigua and Barbuda government, which are accounted for under the cost recovery method.

(7)       LONG-TERM DEBT

          Long-term debt consists of the following:

                                                                       December 31,
                                                                    ------------------
                                                                    1999          1998
                                                                    ----          ----
Installment notes payable in monthly installments through
2005, bearing interest at a weighted average rate of 9.0
percent and secured by equipment with a carrying value
of about $18,326,000                                            $13,352,505   $13,153,577

Notes and mortgages payable in installments through 2003,
bearing interest at 8.00 to 8.50 percent and secured by real property with
a carrying value of about $349,000                                  158,213       230,330

Unsecured notes payable due through 2002,
bearing interest at a weighted average
rate of 7.5 percent                                                 903,594       784,313

Unsecured note payable to the Company's President, $1,000,000 due on demand and the balance due January 1, 2001 and bearing interest at 2 percent over
the prime interest rate                                           3,275,000     5,607,732

Unsecured note payable due in installments from 2001 through
2005, balloon payment of $500,000 due on January 1, 2006,
interest
at 2.0 percent over prime interest rate                           1,000,000          --

Note payable to a bank under a $1,000,000
line of credit, due on demand, bearing
interest at 1 percent over the prime rate                           425,000          --

Notes payable to a bank under a $200,000
line of credit, due on demand, bearing
interest at the prime rate                                          200,000          --


                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                                       December 31,
                                                                    ------------------
                                                                    1999          1998
                                                                    ----          ----
Note payable to a bank under a $500,000
unsecured overdraft facility due on demand,
bearing interest at 14.0 percent                                       --          88,108

Bank term loan of $6,000,000 due in monthly installments from
December 1996 through November 2002 and bearing interest at 1 percent over the prime interest rate. Secured by notes
receivable from the Government of Antigua and real property
and equipment with a net carrying value of
about $6,509,000                                                  2,616,642     3,916,650
                                                                -----------   -----------

  Total debt outstanding                                        $21,930,954   $23,780,710
                                                                ===========   ===========


          The effective interest on all debt outstanding was 9.6 percent at December 31, 1999 and 9.1 percent at December 31, 1998. A large portion of this debt was paid off in the first quarter of 2000. For further information se Note 18 of Notes to Consolidated Financial Statements.

          Shown in the consolidated balance sheets under the following captions:

                                                December 31,
                                           --------------------
                                           1999            1998
                                           ----            ----

Current installments of long-term debt   $ 6,956,246   $ 5,539,151

Notes payable to banks                       625,000        88,108
Long-term debt                            14,349,708    18,153,451
                                         -----------   -----------
                                         $21,930,954   $23,780,710
                                         ===========   ===========

          The total maturities of all outstanding debt subsequent to December 31, 1999 are as follows:

                2000       $7,581,247
                2001        6,947,901
                2002        3,445,431
                2003        2,205,608
                2004          616,106
          Thereafter        1,134,661
                           ----------
                          $21,930,954

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8)       INCOME TAXES

          Income tax expense (benefit) consists of:

                   Current     Deferred         Total
                   -------     --------         -----
1999:
         Federal   $    --      $ (19,404)   $ (19,404)
         State          --           --           --
         Foreign     292,635         --        292,635
                   ---------    ---------    ---------
                   $ 292,635    $ (19,404)   $ 273,231
                   =========    =========    =========
1998:
         Federal   $    --      $    (735)   $    (735)
         State          --           --           --
         Foreign     340,176         --        340,176
                   ---------    ---------    ---------

                   $ 340,176    $    (735)   $ 339,441
                   =========    =========    =========
1997:
  Federal          $    --      $ (35,081)   $ (35,081)
  State                 --           --           --
  Foreign            402,619      (60,528)     342,091
                   ---------    ---------    ---------

                   $ 402,619    $ (95,609)   $ 307,010
                   =========    =========    =========

          The significant components of deferred income tax benefit attributable to income or loss from continuing operations for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                           December 31,
                                                                1999           1998            1997
                                                                ----           ----            ----

Deferred income tax benefit                                  $  (668,163)   $(1,691,364)   $(2,354,695)
Increase in valuation
       allowance for deferred
       tax assets                                                648,759      1,690,629      2,259,086
                                                             -----------    -----------    -----------

                                                             $   (19,404)   $      (735)   $   (95,609)
                                                                            ===========    ===========

          The actual expense differs from the "expected" tax expense computed by applying the U.S. federal corporate income tax rate to earnings before income taxes as follows:

                                                                    1999           1998           1997
                                                             -----------    -----------    -----------
Computed "expected"
       tax (benefit) expense                                 $(1,033,060)   $   280,063    $(5,177,864)
Increase (reduction) in income taxes resulting from:
            State taxes net of federal
              tax (benefit)expense                                  --           36,928         33,537
            Repatriated earnings of
              foreign subsidiary                                 901,000        561,000      3,252,100
            Intercompany interest income
              untaxed by foreign
              jurisdiction                                       (27,600)      (451,008)      (543,764)

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   1999           1998           1997
                            -----------    -----------    -----------

Tax incentives granted to
  foreign subsidiaries             --         (496,580)      (629,000)
Adjustment to prior year
 deemed dividends from
 foreign subsidiaries          (155,852)    (1,496,000)          --
Net operating loss not
  utilized                       20,696         41,012      1,308,226
Change in deferred tax
  valuation allowance           648,759      1,690,629      2,259,086
Differences in effective
  rate in foreign
  jurisdiction and other        (80,712)       173,397       (195,311)
                            -----------    -----------    -----------

                            $   273,231    $   339,441    $   307,010
                            ===========    ===========    ===========

          Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss carryforwards.

          Significant portions of the deferred tax assets and liabilities results from the tax effects of temporary difference:


                                                                December 31,
                                                            -------------------
                                                            1999           1998
                                                            ----           ----

Deferred tax assets:
      Allowance for bad debts                            $   254,849    $   225,757
  Net operating loss carryforwards                         7,532,204      6,794,322
      Reserves and other                                   1,278,110      1,193,300
                                                         -----------    -----------
                  Total gross deferred tax assets          9,065,163      8,213,379
                  Less valuation allowance                (8,212,874)    (7,564,115)
                                                         -----------    -----------

                  Net deferred tax assets                    852,289        649,264
                                                         -----------    -----------

Deferred tax liabilities:
      Plant and equipment, principally due
        to differences in depreciation and
        capitalized interest                              (1,231,941)    (1,048,320)

                  Total gross deferred tax liabilities    (1,231,941)    (1,048,320)
                                                         -----------    -----------

                  Net deferred tax liabilities           $  (379,652)   $  (399,056)
                                                         ===========    ===========


          The valuation allowance for deferred tax assets as of December 31, 1999 was $8.2 million or about 91 percent of the potential deferred tax benefit. The Company believes partial repatriation of foreign earnings can utilize net operating losses.

          In April 1988, the U.S. Virgin Islands Industrial Development Commission (IDC) granted one of the Company's subsidiaries a 10-year tax exemption expiring in April 1998. With some conditions and exceptions, the Company's

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          (1) production and sale of ready-mix concrete; (2) production and sale of concrete block on St. Thomas and St. Johns and outside of the U.S. Virgin Islands; (3) production and sale of sand and aggregate; and (4) bagging of cement from imported bulk cement, are 100 percent exempt from U.S. Virgin Islands real property, gross receipts (currently 4 percent) and excise taxes, 90 percent exempt from U.S. Virgin Islands income taxes, and about 83 percent exempt from U.S. Virgin Islands customs duties. In January 1994, the Company was granted a five-year extension, through April 2003, of the previous benefits.

          At December 31, 1999, approximately $37.4 million of foreign subsidiaries earnings have not been distributed and no U.S. income taxes have been provided on them. These earnings are considered permanently reinvested in the subsidiaries' operations, and when earned, did not require income tax recognition under U.S. laws. Should the foreign subsidiaries distribute these earnings to the parent company or provide access to these earnings, taxes at the U.S. federal tax rate, net of foreign tax credits, may be incurred.

          At December 31, 1999, the Company had accumulated net operating loss carryforwards available to offset future taxable income in its Caribbean and U.S. operations of about $23.2 million, which expire at various times through the year 2009.

(9)       FOREIGN SUBSIDIARIES

          Combined financial information for the Company's foreign Caribbean subsidiaries, except for those located in the U.S. Virgin Islands and Puerto Rico, are summarized here:

                                                        December 31,
                                                    -------------------
                                                    1999           1998
                                                    ----           ----

Current assets                                    $14,529,863   $10,335,419
Advances to the Company                             4,135,354     1,085,169
Property, plant and equipment, net                 15,727,631    18,850,273
Investment in joint ventures and
  affiliates, net                                     183,207       154,369
Notes receivable, net                               7,685,329    10,359,620
Other assets                                          925,723     1,228,052
                                                  -----------   -----------

                   Total assets                   $43,187,107   $42,012.902
                                                  ===========   ===========

Current liabilities                               $ 6,560,519   $ 4,464,755
Long-term debt                                      1,527,621     1,778,006
Equity                                             35,098,967    35,770,141
                                                  -----------   -----------

                   Total liabilities and equity   $43,187,107   $42,012,902
                                                  ===========   ===========


                   1999            1998            1997
           ------------    ------------    ------------

Revenue    $ 38,093,152    $ 34,361,166    $ 39,979,868
Expenses    (39,263,436)    (34,472,551)    (43,140,338)
           ------------    ------------    ------------

Net loss   $ (1,170,284)   $   (111,385)   $ (3,160,470)
           ============    ============    ============

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(10)      LEASE COMMITMENTS

          The Company leases real property, buildings and equipment under operating leases that expire over one to fifty-five years. Future minimum lease payments under noncancellable operating leases as of December 31, 1999 are as follows:

                                                                   Operating
                                                                     Leases
                                                                   ----------
                  Years ending December 31,
                                     2000                         $ 1,831,403
                                     2001                           1,474,160
                                     2002                           1,329,571
                                     2003                           1,166,386
                                     2004                           1,166,386
                                     Thereafter                     8,628,177
                                                                  -----------

                  Total minimum lease payments                    $15,596,083
                                                                   ==========

          Total operating lease expense was $4,118,946 in 1999, $3,985,965 in 1998 and $4,083,000 in 1997. Some operating leases provide for contingent rentals or royalties based on related sales and production; contingent expense amounted to $3,148 in 1999, $130,370 in 1998 and $261,138 in 1997. Included in the above minimum lease commitments are royalty payments due to the owners of the Societe des Carrieres de Grand Case (SCGC) quarry. See Note 16.

          During November 1997, the Company sold its leasehold right on a long term land lease with the Dutch government of St. Maarten, and recorded a $240,000 loss on disposition of leasehold. The property was partially vacated during 1998, and the Company entered into a month-to-month lease for a portion of the property.

          On February 3, 1998, the Company sold Crown Bay Marina on St. Thomas, U.S. Virgin Islands, for $3.3 million, which approximated the net book value and related costs of disposition. Proceeds were utilized to repay about $3.0 million in debt on the property. The related long term operating lease was assigned to the new owner.

(11)      SEGMENT REPORTING

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

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                           December 31,
                                -------------------------------------
                                1999           1998              1997
                                ----           ----              ----




Revenue (incl.intersegment):
      Concrete and related
           products            $ 55,718,952    $ 50,923,706    $ 51,742,720
      Contracting                13,289,689      15,358,591       9,851,776
      Other                            --           371,386       2,931,343
      Elimination of
       intersegment revenue        (974,838)       (475,431)       (282,088)
                               ------------    ------------    ------------

             Total             $ 68,033,803    $ 66,178,252    $ 64,243,751
                               ============    ============    ============

Operating income (loss):
      Concrete and related
           products            $ (2,198,221)   $    693,331    $ (4,322,497)
      Contracting                  (300,594)        713,689      (3,501,538)
      Other                            --           115,686         433,976
      Credit for litigation       1,160,137         460,794      (4,500,000)
      Unallocated corporate
           overhead                (879,000)     (1,037,794)       (688,000)
                               ------------    ------------    ------------

                  Total        $ (2,217,678)   $    945,706    $(12,578,059)
                               ============    ============    ============

Total assets:
      Concrete and related
           products            $ 54,942,103    $ 55,369,245    $ 54,648,778
      Contracting                10,720,392      12,906,969      12,652,785
      Other                      15,983,499      14,153,905      19,131,697
                               ------------    ------------    ------------

                  Total        $ 81,645,994    $ 82,430,119    $ 86,433,260
                               ============    ============    ============

Depreciation and
 amortization:
      Concrete and related
           products            $  4,723,099    $  4,285,242    $  4,446,488
      Contracting                 1,648,584       1,556,891       1,426,563
      Other                            --            22,526         270,675
                               ------------    ------------    ------------

                  Total        $  6,371,683    $  5,864,659    $  6,143,726
                               ============    ============    ============

Capital expenditures:
      Concrete and related
           products            $  7,924,195    $  4,565,167    $  6,883,182
      Contracting                   358,099       3,024,156       1,619,025
      Other                            --              --            32,311
                               ------------    ------------    ------------

                  Total        $  8,282,294    $  7,589,323    $  8,534,518
                               ============    ============    ============

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

          Revenue by geographic area includes only sales to unaffiliated customers, as reported in the Company's consolidated statements of operations. Foreign contract work performed by a U.S. domiciled company is considered foreign revenue for the purpose of the following table:

                                                     December 31,
                                          -------------------------------------
                                          1999           1998              1997
                                          ----           ----              ----

Revenue by geographic areas:
      U.S. and its territories           $22,970,710   $24,374,409   $22,663,090
      Netherlands Antilles                 8,725,220     8,646,509    11,195,673
      Antigua and Barbuda                 11,822,155    10,785,627    11,782,953
      French West Indies                   8,718,285     6,324,012     5,011,572
      Other foreign areas                 15,797,433    16,047,695    13,590,464
                                         -----------   -----------   -----------

                  Total                  $68,033,803   $66,178,252   $64,243,752
                                         ===========   ===========   ===========

Long-lived assets by geographic areas:
      U.S. and its territories           $18,849,542   $25,860,450
      Netherlands Antilles                 1,232,142     2,218,336
      Antigua and Barbuda                  8,501,170     6,105,165
      French West Indies                   4,581,460     5,749,216
      Other foreign areas                  5,178,977     6,006,396
                                                       -----------
                  Total                  $38,343,291   $45,939,563
                                                       ===========

(12)      RELATED PARTY TRANSACTIONS

          The Company leases a 4.4 acre parcel of real property from the Company's President. He received $49,303 in annual rent in 1999, 1998, and 1997. respectively.

          At December 31, 1999, the Company had borrowed approximately $3.3 million from the Company's President. The note is unsecured and bears interest at a rate variable with the prime rate. One million is due on demand and $2.3 million is due on April 1, 2001. The President has the option to make the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires 15 percent or more of the common stock or announces a tender offer which, if successful, would result in ownership by a person or group of 15 percent or more of the common stock.

          At December 31, 1999, the Company has borrowed approximately $1.6 million from a Board member of the Company and his wife. The notes are secured by various pieces of equipment and bear interest at a rate of 10 percent per annum with monthly payments being made through March of 2004.

          At December 31, 1999 the Company had an investment and advances totaling $177,000 representing 2.1 percent interest in a real estate joint venture in which the President and one Board member also participate with equity

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          interests of 16.8 percent and 1.7 percent, respectively. The interest is carried at cost, accordingly no income or loss has been recorded from this investment. The Company has a $23.8 million contract with the venture to perform land preparation services. In connection with this contract, the Company has recorded revenue of $5.4 million during 1999. The backlog on the contract as of December 31, 1999 was $15.1 million. The Company's activity with this project has slowed down substantially. There is a substantial uncertainty whether or not the venture will receive its total financing and necessary permits to proceed, thus the timing and amount could vary.

          On November 1, 1999, the Company extended a $1.0 million note to the venture, secured by equipment. See Note 3 of Notes to Consolidated Financial Statements. As of December 31, 1999 the Company had trade receivables, net of billings in excess of costs and estimated earnings, from the venture of approximately $920,000. If the venture does not receive its ultimate financing, it is unlikely the $920,000 will be paid. However, the Company's President has personally guaranteed up to $1.2 million of the outstanding trade receivables from the venture, subject to exhaustion by the Company of all other remedies. The Company expects to receive interim payments from the venture's cash resources to cover its incremental costs while the venture is seeking its total financing.

          Other assets include amounts due from officers and employees as a result of payments made by the Company pursuant to a split-dollar life insurance plan. The Company's advances to pay premiums are secured by a pledge of the cash value of the issued policies. Amounts due to the Company under the split-dollar life insurance plan was $763,337 in 1999 and $673,379 in 1998, respectively.

(13)      STOCK OPTION PLANS

          The Company adopted stock option plans for officers and employees in 1986, 1992 and 1999. While each plan terminates 10 years after the adoption date, issued options have their own schedule of termination. Until 1996, 2002 and 2009, options to acquire up to 300,000, 350,000 shares, and 350,000 shares respectively, of common stock may be granted at no less than fair market value on the date of grant.

          All stock options granted pursuant to the 1986 Plan not already exercisable, vest and become fully exercisable (1) on the date the Optionee reaches 65 years of age and for the six-month period thereafter or as otherwise modified by the Company's Board of Directors, (2) on the date of permanent disability of the Optionee and for the six-month period thereafter, (3) on the date of a change of control and for the six-month period thereafter, and (4) on the date of termination of the Optionee from employment by the Company without cause and for the six-month period after termination.

          Stock options granted under the 1992 and 1999 Plan vest and become exercisable in varying terms and periods set by the Compensation Committee of the Board of Directors. Options issued under the 1992 and 1999 Plan expire after 10 years.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          The Company adopted a stock-option plan for directors in 1992 which terminates in 2002. Options to acquire up to 50,000 shares of common stock may be granted at no less than the fair-market value on the date of grant. The 1992 Directors' Plan provides each director an initial grant of 8,000 shares and additional grants of 1,000 shares annually immediately subsequent to their reelection as a director. Stock options have 10-year terms, vest and become fully exercisable six months after the issue date. Stock option activity by year was as follows:

                                               Employee Plans                       Directors Plan
                                                            Exercise                            Exercise
                                          Shares              Price               Shares          Price
                                          ------             --------             ------         ------
                                             (All exercise prices rounded to the nearest dollar)

                                     0
                  Balance at
                         12/31/96          448,955          $2 to $10             32,000      $6 to $14

                         Granted            30,000          $5                     3,000      $5
                         Exercised           -                 -                     -              -
                         Expired           (83,180)            -                     -              -
                                           -------                                ------
                  Balance at
                         12/31/97          395,775          $2 to $10             35,000       $5 to $14

                         Granted           110,000          $2 to $4               3,000            -
                         Exercised           -                 -                     -              -
                         Expired            (4,000)            -                     -              -
                                           -------                                ------
                  Balance at
                         12/31/98          501,775          $2 to $10             38,000       $3 to $14

                         Granted           318,000          $2 to $3              11,000       $3
                         Exercised                             -                     -
                         Expired           (30,000)            -                     -
                                           -------                                -------
                  Balance at
                         12/31/99          789,775          $2 to $10             49,000       $3 to $14

                  Exercisable              332,725                                49,000
                                           =======                                ======

                  Available for
                  future grant              70,000                                 1,000
                                           =======                                ======


          Weighted average information:

                                                   Total Outstanding Options                          Exercisable Options
                                         ------------------------------------------------       --------------------------------
                                                           Weighted             Weighted                             Weighted
         Option                          Number of         Average              Remaining        Number of           Average
       Price Range                         Shares           Price                  Life            Shares             Price
       -----------                       ---------         -------              ---------        ---------           ------

       $1.50 - $ 2.33                     486,300          $1.81                8.9 years        144,675             $2.30
       $2.94 - $ 6.25                     109,000          $3.84                8.3 years         41,000             $3.99
       $6.75 - $14.00                     243,475          $7.60                5.0 years        196,050             $7.74
                                          -------                                                -------

       Total                              838,775          $3.75                7.8 years        381,725             $5.28
                                          -------                                                -------


                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



          The per-share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $1.10, $1.89 and $2.46 respectively, on the grant date using the Black Scholes option-pricing model with the following assumptions:

                              1999      1998      1997
                            ------    ------    ------
Expected dividend yield       --        --        --
Expected price volatility       51.5%     38.5%     21.4%
Risk-free interest rate          5.4%      5.6%      5.7%
Expected life of options    10 years  10 years  10 years

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

                                    1999           1998             1997
                           -------------    -----------   --------------
Net (loss) income,
  as reported              $  (3,311,644)  $    484,273   $  (15,536,023)
Net (loss) income,
  pro forma                $  (3,471,627)  $    335,277   $  (15,651,524)

Basic (loss) earnings
  per share from
  continuing operations,
  as reported              $       (0.74)  $       0.11   $       (3.45)
                           =============    ===========   ==============
Basic (loss) earnings
  per share from
  continuing operations,
  pro forma                $       (0.77)  $       0.07   $        (3.48)
                           =============    ===========   ==============

(14)      EMPLOYEE BENEFIT PLANS

          The Company sponsors a 401(k) plan for some employees over the age of 21 with 1,000 hours of service in the previous 12 months of employment. The Company matches employee contributions up to 3.0 percent of an employee's salary. Company contributions totaled $167,975 in 1999, $160,446 in 1998, and $148,183 in 1997.

(15)      COSTS AND ESTIMATED EARNINGS ON CONTRACTS

                                        December, 31
                                 ---------------------------
                                    1999            1998
                                    ----            ----
Costs incurred on uncompleted
  contracts                     $  8,164,993    $  7,046,412
Costs incurred on completed
  contracts                       17,463,450      12,331,066
Estimated earnings                 5,622,786       4,188,262
                                ------------    ------------
                                  31,251,229      23,565,740
   Less:  Billings to date       (32,018,765)    (23,170,190)
                                ------------    ------------

                                $   (767,536)   $    395,550
                                ============    ============

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


          Included in the accompanying consolidated balance sheets under the following captions:

                                     December 31,
                                 ---------------------
                                  1999           1998
                                  ----           ----
Costs in excess of billings
  and estimated earnings      $   258,780    $   710,557
Billings in excess of costs
  and estimated earnings       (1,026,316)      (315,007)
                              -----------    -----------

                              $  (767,536)   $   395,550
                              ===========    ===========

(16)      COMMITMENTS AND CONTINGENCIES

          The Company has contingent obligations and has made guarantees in connection with acquisitions, joint ventures, employee and construction bonding and a tax exemption. As part of the 1995 acquisition of Societe des Carrieres de Grand Case ("SCGC"), a French company operating a ready- mix concrete plant and quarry in St. Martin, the Company agreed to pay the quarry owners, who were also the owners of SCGC, a royalty payment of $550,000 per year through August 2000. The agreement may be renewed, at the Company's option, for two successive five-year periods and require annual payments of $550,000 per year. At the end of the 15-year royalty period, the Company has the option to purchase this 50-hectare property for $4.4 million.

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

          On April 8, 1999, a final judgment was entered in favor of the Company and against the Greater Orlando Aviation Authority ("GOAA") in the amount of $542,688. On May 7, 1999, the Florida circuit court awarded prejudgment interest on the judgment amount from August 8, 1995 until paid. The Company filed an appeal on the underlying merits of the case to seek reimbursement of additional costs and profit in connection with the construction project, which was performed between 1992 and 1995. On August 20, 1999, the Company settled this litigation with GOAA and received $850,000.

          In 1992, Fore Golf, Inc. sued the Company in the Ninth Judicial Circuit, Orange County, Florida, Case No. CI-92-5289. The Company was sued by Fore Golf, Inc. for work which this subcontractor allegedly performed in 1990 and 1991 during construction of two golf courses at Disney World in Orlando, Florida, the alleged unpaid contract balance in connection with this project, and inefficiency costs. In June 1997, the court issued an order establishing liability and damages against the Company. The Court entered a final judgment in favor of the plaintiff for damages and

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          prejudgment interest. Subsequently, the trial court also awarded the plaintiff attorneys' fees. The Company accrued a total of $4.5 million in 1997. The Company posted a bond for the damages, prejudgment interest and plaintiff's attorneys' fees. This bond is personally guaranteed by the Company's President. The Company settled its lawsuit with Fore Golf, Inc. and its creditors in March 1999. The settlement called for a cash payment of approximately $300,000 and aggregate payments of $460,000 over a period of four years. The Company settled on payment terms with the lawyers of Fore Golf during the third quarter of 1999 and their request for hearing to receive a multiplier on the lawyer's fee award in the Florida Supreme Court was denied in October of 1999.

          Credit for litigation of $1,160,137 was recognized in 1999 as a result of differences from amounts originally provided for and actual settlements and court judgements.

          In the late 1980s, Bouwbedrijf Boven Winden, N.V., ("BBW") currently a Devcon subsidiary in the Netherlands Antilles, supplied concrete to a large apartment complex on the French side of St. Maarten. In the early 1990's the buildings began to develop exterior cracking and "popouts." In November 1993, BBW was named one of several defendants including the building's insurer, in a suit filed by Syndicat des Coproprietaires la Residence Le Flamboyant (condominium owners association of Le Flamboyant), in the French court "Tribunal de Grande Instance de Paris", case No. 510082/93. A French court assigned an expert to examine the cause of the cracking and popouts and to determine if the cracking/popouts are caused by a phenomenon known as alkali reaction (ARS). The expert found in his report, dated December 3, 1998, BBW responsible for the ARS. The plaintiff is seeking unspecified damages, including demolition and replacement of the 272 apartments. Based on the advice of legal counsel a judgment assessed in a French court would not be enforceable against a Netherlands Antilles company. Thus, the plaintiff would have to file the same claim in an Antillean court. It is too early to predict the final outcome of this matter during 1999 and no actions have been taken in or by the court. Management believes the Company's defenses to be meritorious and does not believe that the outcome will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

          In December 1995 the Virgin Islands Water and Power Authority ("WAPA") notified the Company that a fuel oil leak was being investigated at WAPA's St. Croix generating facility adjacent to a property owned by the Company's Virgin Islands subsidiary. This notification further stated that WAPA had notified all required federal and local agencies and that WAPA would properly mitigate any damage to the Company's property. WAPA is in the process of performing mitigation activities on the Company's property and has submitted copies of its reports to government agencies to the Company. The Company has not incurred any cost related to the mitigation activities. The Company entered on October 1, 1999 into an agreement to sell the property to WAPA. The sale was closed in February 2000. The Company has no future liability from this oil spill.

          The Company is involved in other litigation and claims arising in the normal course of business. The Company believes that such litigation and

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

(17)      BUSINESS AND CREDIT CONCENTRATIONS

          The Company's customers are concentrated in the Caribbean and are primarily involved in contracting. Credit risk may be affected by economic and political conditions in the countries where the Company operates. Potential concentrations of credit risk include receivables and costs in excess of billings and estimated earnings. No single customer accounted for a significant amount of the Company's sales in 1999, 1998 or 1997 and there are no significant receivables from a single customer as of December 31, 1999 or 1998, other than the notes receivable from the Government of Antigua and Barbuda and the receivable from the construction project in the Bahamas. Although receivables are generally not collateralized, the Company may place liens or their equivalent in the event of nonpayment. The Company estimates an allowance for doubtful accounts based on the creditworthiness of customers as well as general economic conditions of the countries where it operates. An adverse change in these factors would affect the Company's estimate of bad debts.

          The Company has a construction project with a backlog of $15.0 million. A subsidiary and two of the Company's directors are minority partners of, and the Company's President is Chairman of, the entity developing the project. This partnership does not yet have the financing to complete the project, therefore, the amount of the backlog could substantially diminish and the timing of completion of the contract could vary.

          The Company has separate union agreements with its employees on St. Thomas, St. Croix and Antigua. The agreement on St. Thomas expires 3/28/2000, on St. Croix 3/31/2001 and on Antigua 11/1/2000. There can
          be

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          no assurances that said agreements will be reviewed without labor disturbances or conflicts. In the past there have been no labor conflicts. The Company's ability to produce its own sand and stone gives it a competitive advantage because of the substantial investment required to produce sand and stone, the difficulty in obtaining the necessary environmental permits to establish quarries, and the moratorium on mining beach sand imposed by most Caribbean countries. If the Company is unable to produce its own sand and stone, the consolidated financial position, results of operations, or cash flows could be adversely affected.

(18)      SUBSEQUENT EVENTS

          On January 7, 2000 the Company closed a transaction to sell certain concrete related assets on St. Thomas, USVI and the subsidiary Devcon Masonry Products (BVI), Ltd. to a purchaser and the purchaser's related parties. The selling price was $6 million in cash, a note for $2.5 million payable over three years and 420,000 shares of Devcon International Corp. The shares were valued at $2.4 million at the day of closing. The book value of the assets sold, including certain expenses and contingency accrual, was $8.3 million. Therefore the Company will realize in the first quarter of 2000 a gain on this transaction before tax of $2.6 million.

          On February 3, 2000 the Company closed a transaction to sell real property in St. Croix. The selling price was $2.3 million in cash. The book value of the property was $1.9 million realizing in the first quarter a gain on the transaction of approximately $348,000 before taxes.

          On February 22, 2000 the Company closed a transaction to sell certain bulk cement terminal assets on four of the islands in the Caribbean. The purchasers were Union Maritima International (UMAR) and some of its affiliated companies. The selling price was $19.6 million in cash. The book value of the assets, including certain expenses and contingency accruals, was $3.6 million. The Company entered at the same time into an agreement to manage the terminals for one year, with a 90 day termination option for both parties. It also entered into a supply agreement, whereby it will buy cement from the terminals for five years, for its own use in the Company's batch and block plants. The agreement has stipulations so that the Company will be able to enjoy the best price available in the local market from any cement supplier. The Company sold cement to third parties in 1999 and entered into a renewable one year contract to distribute cement on these four islands. This distribution agreement has a 90-day termination option for both parties. The Company will recognize a gain in the first quarter of 2000 of approximately $16.0 million before taxes.

          On March 16, 2000 the Company closed on a related transaction to sell its company in Dominica to an affiliated company of UMAR. The selling price was $3.9 million plus an earnout of 50% of the profits or losses of a portion of the Company's operations. The book value of the assets, including certain expenses and contingency accruals, was $3.0 million. The gain on the transaction will be deferred to the first quarter of 2002, when the earnout period has finished.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          The Company has used the proceeds from these transactions to pay off most of its equipment financing debt, bank debt and other debt. The total amount of prepayments to creditors in year 2000 through March 15 was $13.7 million.

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

                                     PART IV

    ITEM  14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

         (a)     The following documents are filed as part of this report:

                 (1)  Consolidated Financial Statements.

            An index to consolidated financial statements for the year ended December 31, 1999 appears on page 20.

                 (2)  Financial Statement Schedule.

            The following financial statement schedule for each of the years in the three-year period ended December 31, 1999 is submitted herewith:

                                                                   Form 10-K
                                                                 (Page Number(s)
            Item
            Financial Statement Schedule
              Schedule II - Valuation and Qualifying Accounts.......... 59

            All other financial schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

                       (3)  Exhibits.


Exhibit  Description

 3.1       Registrant's Restated Articles of Incorporation (1)(3.1)
 3.2       Registrant's Amended and Restated Bylaws (15) (3.2)
10.1       Registrant's 1986 Non-Qualified Stock Option Plan (2)(10.1)
10.2       Registrant's 1992 Stock Option Plan (9)(A)
10.3       Registrant's 1992 Directors' Stock Option Plan (9)(B)
10.4       V. I. Cement and Building Products Inc. 401(k) Retirement and Savings
           Plan (13)(10.4)
10.5       Life Insurance and Salary Continuation Agreement dated as of March 29,
           1989, between the Registrant and Donald L. Smith, Jr.(4)(10.13)
10.6       Form of Indemnification Agreement between the Registrant, and its directors and certain of its officers(5)(A)
10.7       St. John's Dredging and Deep Water Pier Construction Agreement dated as of April 3, 1987, by and between Antigua and Barbuda and Antigua Masonry
           Products, Limited (the "Set. Johns Agreement") (5)(10.1)
10.8       Amendment No. 1 to the St. John's Agreement dated June 15, 1988(6)(10.2)
10.9       Amendment No. 2 to the St. John's Agreement dated December 7, 1988 (8)
           (10.34)
10.10      Amendment No. 3 to the St. John's Agreement dated January 23, 1989 (8)
           (10.35)
10.11      Amendment No. 4 to the St. John's Agreement dated April 5, 1989 (8)
           (10.36)
10.12      Amendment No. 5 to the St. John's Agreement dated January 29, 1991 (8)
           (10.37)
10.13      Amendment No. 6 to the St. Johns Agreement dated November 30, 1993
           (11)(10.39)
10.14      Amendment No. 7 to the St. John's Agreement, dated December 21, 1994
           (13) (10.14)
10.15      Amendment No. 8 to the St. John's Agreement, dated October 23, 1996 (13)
           (10.15)
10.16      Guarantee dated June 12, 1989, from the Registrant to Banco Popular de
           Puerto Rico(6)(10.6)
10.17      Lease dated October 31, 1989, between William G. Clarenbach and Pricilla
           E. Clarenbach, as lessors, and Controlled Concrete Products, Inc., as lessee (1)(10.26)
10.18      Lease dated April 13, 1981, between Mariano Lima and Genevieve Lima, as lessors, and the Registrant, as lessee(1)(10.28)
10.19      Lease dated May 23, 1983, between the Government of the Virgin Islands, as lessor, and Controlled Concrete Products, Inc. as lessee(1)(10.29)
10.20      Lease dated February 24, 1989, between Felix Pitterson, as lessor, and
           V.I. Cement and Building Products, Inc., as lessee(1)(10.30)
10.21      Lease dated September 1, 1989, between Donald L. Smith, Jr., as lessor, and the Registrant, as lessee(1)(10.31)
10.22      Lease dated September 12, 1966, between His Honour Hugh
           Burrowes, a Commander of the British Empire of
           Government House in the Island of Antigua, as lessor,
           and The Antigua Sand and Aggregate Limited, as
           lessee(1)(10.32)
10.23      Notes receivable from Red Pond Estates, N.V. in the principal sums of
           $242,516, $139,478 and $167,740, respectively (10) (10.41)
10.24      Material Purchase Agreement, dated August 17, 1995, between Bouwbedrijf
           Boven Winden, N.V. and Hubert Petit, Francois Petit and Michel Petit
           (12) (10.41)
10.25      Stock Purchase Agreement, dated August 17, 1995, between the Registrant and Hubert Petit, Francois Petit and Michel Petit (12)(10.42)





10.26      Loan Agreement dated November 12, 1996 between V. I. Cement and Building
           Products, Inc. and Banco Popular de Puerto Rico (13) (10.31)
10.27      $6,000,000 Installment Note dated November 12, 1996 between V. I. Cement and Building Products, Inc. and Banco Popular de Puerto Rico (13)
           (10.32)
10.28      $1,000,000 Promissory Note dated November 12, 1996 between V. I. Cement and Building Products, Inc. and Banco Popular de Puerto Rico (13)
           (10.33)
10.29      Time Charter Agreement, dated October 28, 1996, between Caribbean Cement
           Carriers, Ltd. and Kristian Gerhard Jebsen Skibsrederi A/S (13) (10.34)
10.30      Form of Note between Devcon International Corp. and Donald L. Smith, Jr.
           (15)(10.31)
10.31      Form of Note between Devcon International Corp. and Robert A. Steele
           (15) (10.32)
10.32      Asset Purchase Agreement between Caricement B.V., Union Maritima
           International S.A. and Devcon International Corp. and its subsidiaries dated February 22, 2000 (18)
10.33      Stock Purchase Agreement between Caribbean Construction and Development,
           Ltd., Devcon International Corp. and Caricement Antilles N.V. dated
           February 22, 2000 (18)
10.34      Purchase Agreement by and among Devcon International Corp., V.I. Cement and Building Products, Inc., Paulina Dean, St. Thomas Concrete, Inc. and
           W. Kemble Ketcham dated January 7, 2000 (16)
10.35      Supply Agreement between Union Maritima International S.A. and Devcon
           International Corp. dated December 29, 1999 (19)
10.36      Distributorship Agreement between Union Maritima International S.A. and
           Devcon International Corp. dated February 22, 2000 (19)
10.37      Registrant's 1999 Stock Option Plan (17)

21.1       Registrant's Subsidiaries (19)
23.1       Consent of KPMG LLP (19)
27.1       Financial Data Schedule (19)

-------------
(1)        Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant's Registration statement on Form S-2 (No. 33-31107).
(2)        Incorporated by reference to the exhibit shown in the parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 (the "1987 10-K").
(3)        Incorporated by reference to the exhibit shown in the
           parenthesis and filed with the Registrant's Form 8 dated
           July 14, 1988 to the 1987 10-K.
(4)        Incorporated by reference to the exhibit shown in the parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (the "1988 10-K").
(5)        Incorporated by reference to the exhibit shown in
           parenthesis and filed with the Registrant's Proxy
           Statement dated May 30, 1989.
(6)        Incorporated by reference to the exhibit shown in
           parenthesis and filed with the Registrant's Form 8 dated
           August 17, 1989 to the 1988 10-K.
(7)        Incorporated by reference to the exhibit shown in
           parenthesis and filed with Registrant's Current Report
           on Form 8-K dated May 2, 1990.
(8)        Incorporated by reference to the exhibit showing in
           parenthesis and filed with the Registrant's Annual
           Report on Form 10-K for the year ended December 31,
           1991.
(9)        Incorporated by reference to the exhibit showing in
           parenthesis and filed with the Registrant's Proxy
           Statement dated May 6, 1992.
(10)       Incorporated by reference to the exhibit showing in
           parenthesis and filed with the Registrant's Annual
           Report on Form 10-K for the year ended December 31,
           1992.





(11) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1993.
(12) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1995.
(13) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1996.
(14) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1997.
(15) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1998.
(16) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Report on Form 8K dated January 7, 2000.
(17) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Report on Form S-8 dated December 7, 1999.
(18) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Report on Form 8K dated February 22, 2000.
(19)       Filed herewith.

Management employee contracts, compensatory plans and other arrangements included as part of the exhibits referred to above are as follows:

10.1       Registrant's 1986 Non Qualified Stock Option Plan (2) (10.1)
10.2       Registrant's 1992 Stock Option Plan (9)(A)
10.3       Registrant's 1992 Directors' Stock Option Plan (9) (B)
10.4       V. I. Cement and Building Products, Inc. 401(k) Retirement and Savings
           Plan (13) (10.4)
10.5       Life Insurance and Salary Continuation Agreement dated as of March 29,
           1989, between the Registrant and Donald L. Smith, Jr.(4)(10.13)
10.6       Registrant's 1999 Stock Option Plan (17)


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


March 30, 2000              DEVCON INTERNATIONAL CORP.

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

                               DEVCON INTERNATIONAL CORP.

March 30, 2000                 By:/S/ DONALD L. SMITH, JR.
                                  ------------------------
                                       Donald L. Smith, Jr.
                                       Chairman, President and
                                       Chief Executive Officer


March 30, 2000                 By:/S/ RICHARD L. HORNSBY
                                  ----------------------
                                       Richard L. Hornsby
                                       Executive Vice President
                                       and Director


March 30, 2000                 By:/S/ JAN A. NORELID
                                  ------------------
                                       Jan A. Norelid
                                       Vice President of Finance,
                                       Chief Financial Officer and
                                       Treasurer


March 30, 2000                 By:/S/ ROBERT A. STEELE
                                  --------------------
                                       Robert A. Steele
                                       Director


March 30, 2000                 By:/S/ ROBERT L. KESTER
                                  --------------------
                                       Robert L. Kester
                                       Director


March 30, 2000                 By:/S/ W. DOUGLAS PITTS
                                  --------------------
                                       W. Douglas Pitts
                                       Director


March 30, 2000                 By:/S/ JOSE A. BECHARA, JR.
                                  ------------------------
                                  Jose A. Bechara, Jr., Esq.
                                         Director

                                   Schedule II

                        Valuation and Qualifying Accounts






Allowance for Doubtful                  Balance at           Additions                                            Balance
Accounts for the Year                   Beginning            Charged to                                           at End
Ended December 31,                      of Year              Expense                      Deductions              of Year
------------------                      --------             ---------                    ----------              -------


                  1997                  $2,971,591           $2,336,089                  $  (322,841)            $4,984,839
                                        ==========           ==========                  ===========             ==========

                  1998                  $4,984,839           $  (36,191)                 $  (243,613)            $4,705,035
                                        ==========           ==========                  ===========             ==========

                  1999                  $4,705,035           $     (174)                    (352,252)            $4,352,609
                                        ==========           ==========                  ===========             ==========



Allowance for Doubtful
Notes Receivable                        Balance at           Additions                                            Balance
Accounts for the Year                   Beginning            Charged to                                           at End
Ended December 31,                      of Year              Expense                      Deductions              of Year
------------------                      --------             ---------                    ----------              -------


                  1997                  $   112,533          $  596,156                  $    104,537            $   813,226
                                        ===========          ==========                  ============            ===========

                  1998                  $   813,226          $  (30,701)                 $   (100,000)           $   682,525
                                        ===========          ==========                  ============            ===========

                  1999                  $   682,525          $  230,691                  $       -               $   913,216
                                        ===========          ==========                  ============            ===========