Form 10-Q
period 2000-03-31
DEVCON INTERNATIONAL CORP
filed 2000-05-15
CIK 28452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

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

         YES     X                          NO
               -----                           -----

As of May 10, 2000 the number of shares outstanding of the Registrant's Common Stock was 3,911,295.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                                      INDEX

                                                                                                     PAGE NUMBER
Part I.           Financial Information:


                  Condensed Consolidated Balance Sheets
                  March 31, 2000 (unaudited) and
                  December 31, 1999.................................................................        3-4


                  Condensed Consolidated Statements of Operations
                  Three Months Ended March 31, 2000 and 1999 (unaudited)............................          5


                  Condensed Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2000 and 1999
                  (unaudited).......................................................................        6-7


                  Notes to Condensed Consolidated Financial Statements..............................        8-9


                  Management's Discussion and Analysis of
                  Financial Conditions and Results of
                  Operations........................................................................      10-16


Part II.          Other Information.................................................................         17

PART I.    FINANCIAL INFORMATION
------------------------------------------------------------

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999

                                                                        March 31,           December 31,
                                                                         2000                     1999
                                                                   -----------------        ----------
                                                                      (Unaudited)
ASSETS

Current assets:
   Cash                                                                 $  1,136,862            $  1,406,941
   Cash equivalents                                                       10,833,369               4,737,311
   Receivables, net                                                       12,348,521              12,878,643
   Costs in excess of billings
      and estimated earnings                                               1,071,102                 258,780
   Inventories                                                             2,375,292               3,829,450
   Assets held for sale                                                      544,979               7,559,066
   Prepaid expenses and other assets                                         181,473                 535,146
                                                                       -------------          --------------

         Total current assets                                             28,491,598              31,205,337

Property, plant and equipment, net
   Land                                                                    1,455,045               1,920,539
   Buildings                                                               1,217,707               2,372,240
   Leasehold interests                                                     3,163,673               3,516,202
   Equipment                                                              49,421,964              52,380,167
   Furniture and fixtures                                                    691,735                 785,359
   Construction in process                                                 1,914,092               3,091,160
                                                                       -------------             -----------
                                                                          57,864,216              64,065,667

Less accumulated depreciation                                            (23,163,203)            (25,722,376)
                                                                        ------------             -----------
                                                                          34,701,013              38,343,291
Investments in unconsolidated
   joint ventures and affiliates                                             273,181                 277,081
Receivables, net                                                          11,817,194               9,556,539
Intangible assets, net of
   accumulated amortization                                                    9,562                 936,829
Other assets                                                               1,057,068               1,326,917
                                                                       -------------           -------------

         Total assets                                                    $76,349,616             $81,645,994
                                                                         ===========             ===========

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                         March 31, and December 31, 1999
                                   (Continued)

                                                                        March 31,           December 31,
                                                                         2000                     1999
                                                                   -----------------        ----------
                                                                    (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, trade and other                                    $ 5,770,811             $ 4,926,700
    Accrued expenses and other liabilities                                 3,500,320               3,103,083
    Deposit on sale of assets                                             -                        8,000,000
    Notes payable to banks                                                -                          625,000
    Current installments of long-term debt                                 3,057,872               6,956,246
    Billings in excess of costs and estimated earnings                     1,248,969               1,026,316
    Income taxes                                                             782,992                 287,423
                                                                        ------------             -----------
         Total current liabilities                                        14,360,964              24,924,768

Long-term debt, excluding current installments                             5,525,638              14,349,708
Minority interest in consolidated subsidiaries                               845,030                 932,325
Deferred income taxes                                                        379,652                 379,652
Other liabilities                                                          2,935,080               1,623,331
                                                                         -----------             -----------
         Total liabilities                                                24,046,364              42,209,784

Stockholders' equity:
    Common stock                                                             403,699                 449,894
    Additional paid-in capital                                            10,825,415              12,064,133
    Accumulated other comprehensive income-
       cumulative translation adjustment                                  (1,955,488)             (1,594,577)
    Retained earnings                                                     43,203,331              28,674,264
    Treasury stock                                                          (173,705)               (157,504)
                                                                        -------------            -----------

         Total stockholders' equity                                       52,303,252              39,436,210
                                                                         -----------             -----------

Commitments and contingencies

         Total liabilities and stockholders' equity                      $76,349,616             $81,645,994
                                                                         ===========             ===========

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                           2000                   1999
                                                                      ---------------         -----------

Concrete and related products revenue                                    $13,334,074             $13,955,842
Contracting revenue                                                        2,402,928               4,279,413
                                                                       -------------            ------------
       Total revenue                                                      15,737,002              18,235,255

Cost of concrete and related products                                     11,669,351              11,304,170
Cost of contracting                                                        2,056,205               3,711,488
                                                                       -------------           -------------
       Gross profit                                                        2,011,446               3,219,597

Operating expenses:
   Selling, general and administrative expenses                            3,335,426               3,319,715
   Impairment of long-lived assets                                           627,536                 -
   Credit for litigation                                                     -                      (419,000)
                                                                 -------------------             -----------
       Operating (loss) income                                            (1,951,516)                318,882

Other income (deductions):
   Joint venture equity loss                                                 (14,900)                 -
   Gain on sale of equipment                                                  67,558                  70,408
   Gain on sale of businesses                                             18,365,857                  -
   Interest expense                                                         (465,311)               (672,371)
   Interest and other income                                                 303,229                 195,164
   Minority interest                                                          87,295                 298,815
                                                                      --------------             -----------
                                                                          18,343,728                (107,984)
                                                                         -----------             -----------

       Income before income taxes                                         16,392,212                 210,898

Income tax expense                                                           601,022                  83,800
                                                                         -----------           -------------

       Net income                                                        $15,791,190             $   127,098
                                                                         ===========             ===========

Earnings per common share-basic                                       $        3.94            $        .03
                                                                      ================         ============
Earnings per common share-diluted                                     $        3.66            $        .03
                                                                      ================         ============

Weighted average number of
   shares outstanding-basic                                                4,012,995               4,498,935
                                                                        ============              ==========
Weighted average number of
   shares-diluted                                                          4,315,963               4,501,088
                                                                        ============             ===========

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                          2000                     1999
                                                                    ----------------          ---------
Cash flows from operating activities:
   Net income                                                            $15,791,190             $   127,098
   Adjustments to reconcile net income
    to net cash provided by operating activities:
       Depreciation and amortization                                       1,411,719               1,489,500
       Provision for doubtful accounts and notes                             220,589                 173,770
       Impairment of long-lived assets                                       627,536                  -
       Credit for litigation                                                  -                     (419,000)
       Joint venture equity loss                                              14,900                  -
       Gain on sale of equipment                                             (67,558)                (70,408)
       Gain on sale of businesses                                        (18,365,857)                 -
       Minority interest income                                              (87,295)               (298,815)

   Changes in operating assets and liabilities:
       (Increase) decrease in receivables, net                            (1,501,823)                192,535
       Increase in costs in excess
           of billings and estimated earnings                               (812,322)               (154,210)
       Decrease in inventories                                               575,291                 290,038
       Decrease in other current assets                                      307,233                  73,458
       Increase in other assets                                              (47,170)                (17,548)
       Increase (decrease) in accounts
           payable, trade and other                                        1,507,036              (1,422,794)
       Increase in billings in
           excess of costs and estimated earnings                            222,653                 103,975
       Increase (decrease) in income taxes payable                           646,509                 (23,334)

       (Decrease) increase in other liabilities                             (453,417)                308,725
                                                                      ---------------             ----------
Net cash (used in) provided by operating activities                   $      (10,786)             $  352,990
                                                                      ---------------             ----------
Cash flows from investing activities:
       Purchase of property, plant and equipment                          (2,472,216)             (3,263,936)
       Proceeds from disposition of property,
           plant and equipment                                               205,367                 359,870
       Proceeds from disposition of businesses                            22,157,321                 -
       Payments received on notes                                            642,829               1,118,713
       Investment in affiliates                                              (11,000)                -
       Issuance of notes                                                      -                      (16,000)
       Purchase of treasury stock                                           (173,705)                -
                                                                      ---------------            -------------
Net cash provided by (used in) investing activities                   $   20,348,596             $(1,801,353)
                                                                      --------------             -----------

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                   (Continued)

                                                                           2000                    1999
                                                                   ------------------         ---------
Cash flows from financing activities:
   Proceeds from debt                                                  $     884,644             $ 2,812,330
   Principal payments on debt                                            (14,771,475)             (1,655,482)
   Net (repayments) borrowings from bank
        credit line and overdrafts                                          (625,000)                 94,180
                                                                       --------------            -----------

Net cash (used in) provided by financing activities                      (14,511,831)              1,251,028

Net increase (decrease) in cash and cash equivalents                       5,825,979                (197,335)

Cash and cash equivalents, beginning of period                             6,144,252               2,258,858
                                                                       -------------             -----------

Cash and cash equivalents, end of period                                 $11,970,231             $ 2,061,523
                                                                         ===========             ===========


Supplemental disclosures of
   cash flow information

       Cash paid for:

          Interest                                                     $     553,536            $    659,769
                                                                       =============            ============

          Income taxes                                                 $         -              $     33,333
                                                                       =============            ============

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                                   (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.

The accounting policies followed by the Company are set forth in Note (l) to the Company's financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2000 and the results of its operations and cash flows for the three months ended March 31, 2000 and 1999.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. For loss periods, weighted average common share equivalents are excluded from the calculation, as their effect would be antidilutive.

Options to purchase 603,300 and 178,300 shares of common stock, at prices ranging from $1.50 to $5.50 per share, were outstanding for the quarters ended March 31, 2000 and 1999, respectively. Options to purchase 245,475 and 361,475 shares of common stock, at prices ranging from $6.25 to $14.00 per share, were outstanding for the quarters ended March 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares. For additional disclosures regarding the outstanding employee stock options, see the 1999 Form 10-K.

The Company's total comprehensive income, comprised of translation adjustments, for the three month period ended March 31, 2000 and 1999 were as follows:

                                             2000                   1999
                                          -----------            ----------
Net income                                $15,791,190            $  127,098
Other comprehensive loss                     (360,911)             (391,521)
                                          -----------            ----------
       Total comprehensive income         $15,430,279            $ (264,423)
                                          ===========            ==========

SEGMENT REPORTING

The following sets forth the revenue and income before income taxes for each of the Company's business segments for the three months ended March 31,2000 and 1999.

                                                  2000                 1999
                                             -------------          ----------

Revenue (including intersegment)
     Concrete and related products             $13,335,694          $14,355,124
     Contracting                                 2,557,090            4,279,413
Elimination of inter-segment revenue              (155,782)            (399,282)
                                             -------------          -----------

          Total revenue                        $15,737,002          $18,235,255
                                               ===========          ===========

Operating (loss) income:
     Concrete and related products            $ (1,632,000)         $   (74,000)
     Contracting                                   (53,000)             178,000
     Credit for litigation                          -                   419,000
     Unallocated corporate overhead               (266,516)            (204,118)
                                             -------------          -----------


          Total operating (loss) income         (1,951,516)             318,882

Other income (deductions)                       18,343,728             (107,984)
                                             -------------          -----------

Income before income taxes                     $16,392,212          $   210,898
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

DISPOSITION OF CERTAIN ASSETS

On January 7, 2000, the Company closed a transaction to sell certain concrete-related assets on St. Thomas, USVI and the subsidiary Devcon Masonry Products (BVI), Ltd. to a purchaser and the purchaser's related parties. The selling price was $6 million in cash, a note for $2.5 million payable over three years and 420,000 shares of Devcon International Corp. The shares were valued at $2.4 million at the day of closing. The gain before tax realized was $2.2 million.

On February 3, 2000 the Company closed a transaction to sell real property in St. Croix. The selling price was $2.3 million in cash; the book value of the property was $1.9 million. The Company realized a gain on the transaction of approximately $336,000 before taxes in the first quarter.

On February 22, 2000 the Company closed a transaction to sell certain bulk cement terminal assets on four islands in the Caribbean, The purchasers were Union Maritima International (UMAR) and some of its affiliated companies. The selling price was $19.6 million in cash. The book value of the assets, including certain expenses and contingency accruals, was $3.8 million. The Company entered at the same time into an agreement to manage the terminals for one year, with a 90-day termination option for both parties. The Company also entered into a supply agreement, whereby the Company will buy cement from the terminals for five years, for its own use in its batch and block plants. The agreement has stipulations so that the Company will be able to enjoy the best price available in the local market from any cement supplier. The Company sold cement to third parties in 1999 and entered into a one-year contract to distribute cement on these four islands. This distribution agreement has a 90-day termination option for both parties. The Company recognized a gain in the first quarter of 2000 of $15.9 million before taxes.

On March 16, 2000 the Company closed on a related transaction to sell its subsidiary in Dominica to an affiliated company of UMAR. The selling price was $3.9 million plus or minus an earn-out of 50% of the profits or losses of a portion of the subsidiary's operations. The book value of the assets, including certain expenses and contingency accruals, was $3.1 million. The gain on the transaction will be deferred to the first quarter of 2002, when the earnout period has finished.

The Company used the proceeds from these transactions to pay off a large portion of its equipment financing debt, bank debt and other debt. The total amount of these payments to creditors in year 2000 through March 31 was $15.4 million.

RECOGNITION OF ANTIGUA AND BARBUDA NOTE RECEIVABLE

The Company entered into a restructured agreement in April 2000 with the Antigua and Barbuda government, subject to confirmation by the Antigua and Barbuda cabinet. The interest on the notes receivable was reduced from 10% to 6%. In August an additional monthly payment of $61,000 will commence, bringing the total expected annual receipts on the notes to $3.1 million. The notes will, based on the schedule of payments, be fully paid in 2015. The Company will use some of the gross receivables to prepay duties, income taxes and other taxes. The book value of the notes at March 31, 2000 was $8.1 million and the gross balance was $30.8 million after deducting prepayment of taxes, offset of duties owed and other restructuring items. From time to time in the future the Company will use part of the gross balance to pay taxes and duties; therefore the notes may be paid off earlier than estimated. From April 28, 2000 the Company will start recognizing interest income on the notes receivable. The expected interest income during 2000 will be approximately $2.1 million.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

REVENUE

The Company's revenue during the first quarter of 2000 was $15.7 million as compared to $18.2 million during the same period in 1999. This 13.7 percent decrease was primarily due to a decrease in contracting revenue of $1.9 million and concrete and related products revenue of $622,000.

The Company's concrete and related products division revenue decreased 4.5 percent to $13.3 million during the first quarter of 2000 as compared to $14.0 million for the same period in 1999, due primarily to the sale of concrete business in St. Thomas, Tortola and Dominica, which reduced revenue by $2.3 million. The remaining concrete and related products business units showed an increase of 14.4%, primarily in Antigua, St Martin and Puerto Rico. The Company cannot currently determine whether demand for this division's products will increase, decrease or remain the same throughout 2000.

Revenue from the Company's land development contracting division decreased by
43.9 percent to $2.4 million during the first quarter of 2000 as compared to $4.3 million for the same period in 1999. The Company's backlog of unfilled portions of land development contracts at March 31, 2000 was $17.0 million, involving 5 projects. The backlog of one project in the Bahamas amounts to $14.4 million. A Company subsidiary, the President, and a director of the Company are minority partners of the entity developing this project. We expect most of this contract not to be completed during 2000. There is substantial uncertainty whether or not the project will receive its final financing. The Company expects to receive interim payments from the project's cash resources to cover its incremental costs while the project is seeking its total financing and permits to proceed. The Company is monitoring the situation closely and cannot predict how long it will continue to operate in the current manner.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenue increased to 87.5 percent during the first quarter of 2000 from
81.0 percent for the same period in 1999. This increase was primarily attributable to increased cost in Antigua and St. Martin, and to the sale of concrete operations in St. Thomas and Tortola that had higher margins than the average of the Company.

COST OF CONTRACTING

Cost of contracting as a percentage of land development contracting revenue decreased to 85.6 percent during the first quarter of 2000 from 86.7 percent during the same period in 1999. This decrease is primarily attributable to the varying profitability levels of individual contracts and the stage of completion of such contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense ("SG&A expense") decreased by 0.5 percent to $3.3 million for the first quarter of 2000. As a percentage of revenue, SG&A expense increased to 21.2 percent during the first quarter as compared to 18.2 percent for the same period last year. The increase is due to lower sales while maintaining the same level of SG&A expense. The company is currently reviewing its cost structure based on the sale of the operations that took place in the first quarter.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company recognized an impairment of $628,000 to assets in St. Martin and Saba. The Company re-evaluated its operations in St. Martin and wrote down a goodwill of $378,000 that was recognized in connection with the purchase of the subsidiary. Furthermore, the Company decided to close down its operation in Saba.

CREDIT FOR LITIGATION

In the first quarter of 1999 the Company recognized a $419,000 reduction of the accrual for litigation, due to that the claimants were denied the multiplier effect on the legal fee award in the Fore Golf lawsuit.

DIVISIONAL OPERATING LOSS

The Company had an operating loss of $2.0 million for the first quarter of 2000, as compared to an income of $319,000 for the same period in 1999. The Company's concrete and related products division operating loss was $1.7 million during the first quarter of 2000 compared to $74,000 during the same period in 1999. This increase of the loss is primarily attributable to decreased gross profit of $1.0 million, mainly due to increased production costs in Antigua and St. Martin, to the sale of the higher margin concrete operations in St. Thomas and Tortola, to the sale of the cement operations, and offset to a lesser extent by improved margins in Puerto Rico. Operating loss increased due to the impairment of assets of $628,000.

The Company's land development contracting division had an operating loss of $53,000 during the first quarter of 2000 compared to $178,000 during the same period in 1999. This decrease was primarily attributable to the reduction in sales volume and to varying profitability levels of individual contracts and the stage of completion of such contracts.

OTHER INCOME

Gain on sales of businesses were $18.4 million as described above under Disposition of Certain Assets. Minority interest income amounted to $87,000 due to losses in a consolidated joint venture. Interest income increased in the first quarter of 2000 to $303,000 compared to $195,000 for the same period in 1999, primarily due to interest on deposits and proceeds from the sale of the cement assets. Interest expense decreased to $465,000 from $672,000 for the same quarter in 1999, due to repayments of debt during the quarter, offset to a lesser extent by a write-off of loan fees in connection with the repayment of a term loan.

NET INCOME

The Company had net income of $15.8 million during the first quarter of 2000 as compared to $127,000 during the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally funds its working capital needs from operations and bank borrowings. In the land development contracting business, the Company must expend considerable funds for equipment, labor and supplies to meet the needs of particular projects. The Company's capital needs are greatest at the start of any new contract, since the Company generally must complete 45 to 60 days of work before receiving the first progress payment. In addition, as a project continues, a portion of the progress billing is usually withheld, as retainage until all work is complete, further increasing the need for capital. On occasion the Company has provided long-term financing to certain customers who have utilized its land development contracting services. With respect to the Company's concrete and related products division, accounts receivable are typically outstanding for a minimum of 60 days and in some cases much longer. The nature of the Company's business requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs of such equipment.

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

As of March 31, 2000, the Company's liquidity and capital resources included cash and cash equivalents of $12.0 million and working capital of $14.1 million. It is management's intention to use a portion of this cash to pay down additional debt and to repurchase up to $3 million in Company shares, as has been previously disclosed. Included in working capital is approximately $545,000 of assets held for sale. Although management's intention is to sell these assets within the next 12 months, there can be no assurance that all assets will be sold. As of March 31, 2000, total outstanding liabilities were $24.0 million. As of March 31, 2000, the Company had available lines of credit totaling $1.5 million.

Cash flows used in operating activities for the three months ended March 31, 2000 was $11,000 compared with cash flow provided by operating activities of $353,000 for the same period in 1999. The primary use of cash for operating activities during the three months ended March 31, 2000 was an increase in receivables of $1.5 million and increased costs in excess of billings and estimated earnings of $812,000, offset to a lesser extent by an increase in accounts payable and accruals of $1.5 million.

Net cash provided by investing activities was $20.3 million in the first three months of 2000. The Company closed various transactions of sales of businesses during the first quarter of 2000, as described above, the proceeds were $22.2 million. Proceeds from sale of property, plant and equipment were $205,000 and repayment of debt and notes totaled $15.4 million. Receipts on notes receivables were $643,000. Purchases of property, plant, and equipment were $2.5 million.

The Company entered into a credit agreement with a Caribbean bank in November 1996 for a total credit of $7.0 million. One part of the credit agreement was a term loan for $6.0 million repayable in monthly installments through November 2002. The Company repaid this loan in

January 2000. The second part is a revolving line of credit of $1.0 million. The Company had no outstanding balance under this line of credit at March 31, 2000. The interest rate on indebtedness outstanding under the credit line is at a variable rate based on the prime rate. Various parcels of real property and other assets located in the United States Virgin Islands collateralize the credit agreement.

The Company has a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility is due on demand and bears interest at 14.0 percent per annum. At March 31, 2000, the Company had no borrowings outstanding under this line.

The Company has borrowed approximately $3.3 million from the Company President. The note is unsecured and bears interest at 11.0 percent. One million is due on demand and $2.3 million is due on October 1, 2001. The President has the option of making the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires 15.0 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15.0 percent or more of the common stock. The Company has borrowed $1.1 million from one of its directors and his family. The notes are secured by equipment and bear interest at 10.0 percent. The notes have equal monthly payments over 5 years.

The Company issued a loan in November 1999 for $1.0 million to the project in the Bahamas, in which the President and one of the Company's directors are minority partners. The outstanding amount as of March 31, 2000 was $946,000; the loan is secured by equipment and personal guarantees by some of the project's owners.

The Company purchases equipment from time to time as needed for its ongoing business operations. The Company is currently replacing or upgrading some equipment (principally concrete trucks and quarry equipment) used by the concrete and related products division. This should result in a net cash expenditure, after financing part of the equipment purchases, of approximately $3.0 million during 2000. The Company has identified some real property not needed for its ongoing operations, which it plans to sell. The net carrying cost is $545,000. The Company believes it has available or can obtain sufficient financing for its contemplated equipment replacements and additions. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases on an individual asset basis. At March 31, 2000, amounts outstanding to these lenders totaled $4.4 million. These loans are typically repaid over a three to five-year term in monthly principal and interest installments. The Company prepaid $9.2 million of equipment loans in the first quarter of 2000.

A significant portion of the Company's outstanding debt bears interest at variable rates. The Company could be negatively impacted by a substantial increase in interest rates.

Receivables at March 31, 2000 include $8.1 million, net, of promissory notes and bonds due from the Government of Antigua and Barbuda, of which $525,000 is classified as a current receivable. The gross balance of the notes and bonds is $35.3 million. The notes were restructured on April 28, 2000 and call for both quarterly and monthly principal and interest payments until maturity in 2015. The notes will be paid from agreed upon sources, which are lease proceeds from a rental of a United States military base, fuel tax revenue, proceeds from a real estate venture and revenue from a gross receipts tax that is currently being implemented in Antigua and Barbuda. Cash receipts for the three months in 2000 from agreed upon sources, were $344,000.

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

During 1999 the Company assessed its computer information systems. The majority of its systems are purchased from outside vendors. The Company experienced very minimal downtime from the systems at the beginning of year 2000 and all software is today fully functional.

The Company took an inventory of all computers and software and made the changes needed for these systems to become Year 2000 compliant. It implemented a new information system for financial reporting, and installing new distribution systems for the island subsidiaries.

The Company contacted suppliers and customers regarding their Year 2000 compliance status. It has not been affected by any of the suppliers or customers year 2000 problems.

The Company estimated to spend around $350,000 on its Year 2000 project. This consisted of PCs, software and other related costs. Most of these monies have been spent.

REPURCHASE OF COMPANY SHARES

On February 23, 2000 the Company announced its plan to purchase Company shares in the open market for up to $3.0 million. The timing of share repurchases, the actual number of shares purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and other considerations which may in the opinion of the Board of Directors or management affect the advisability of purchasing Devcon shares. In the first quarter the Company purchased 24,000 shares for an average cost of $7.24 each. Additionally, the Company received 420,000 shares of common stock of the Company in the St. Thomas transaction in exchange for its assets. Subsequent to the end of the quarter the Company purchased an additional 102,000 shares for an average cost of $7.40 each.

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

              None

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)         Exhibits:

                          27    Financial Data Schedule

              (b)         Reports on Form 8-K:

                          The Company filed forms 8-K for disposition of assets on January 7 and on February 22, 2000. Pro forma financial statements of the Company were included with 8-K on January 7, 2000

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:    May 15, 2000                           By: /S/ JAN A. NORELID
                                                   -------------------
                                                   Jan A. Norelid
                                                   Vice President - Finance
                                       18

                                  EXHIBIT INDEX

EXHIBIT                                 DESCRIPTION
-------                                 -----------
27                                      Financial Data Schedule