Form 10-Q
period 2000-06-30
DEVCON INTERNATIONAL CORP
filed 2000-08-14
CIK 28452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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

         YES    [X]                         NO [ ]

As of August 9, 2000 the number of shares outstanding of the Registrant's Common Stock was 3,758,785.

                   DEVCON INTERNATIONAL CORP. AND SUBSIDIARIES




                                      INDEX

                                                                             Page Number
                                                                             -----------
Part I.           Financial Information:


                  Condensed Consolidated Balance Sheets
                  June 30, 2000 (unaudited) and
                  December 31, 1999.............................................   3-4


                  Condensed Consolidated Statements of Operations
                  Three and Six Months Ended June 30, 2000 and 1999 (unaudited).     5


                  Condensed Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2000 and 1999
                  (unaudited)...................................................   6-7


                  Notes to Condensed Consolidated Financial Statements..........   8-9


                  Management's Discussion and Analysis of
                  Financial Conditions and Results of
                  Operations.................................................... 10-17


Part II.          Other Information............................................. 18-19


PART I.    FINANCIAL INFORMATION

                   DEVCON INTERNATIONAL CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999

                                            June 30,       December 31,
                                             2000              1999
                                         ------------      ------------
                                          (Unaudited)
ASSETS

Current assets:
   Cash                                  $  2,162,200      $  1,406,941
   Cash equivalents                         8,340,539         4,737,311
   Receivables, net                        13,704,828        12,878,643
   Costs in excess of billings
      and estimated earnings                1,242,903           258,780
   Inventories                              2,457,628         3,829,450
   Assets held for sale                       286,212         7,559,066
   Prepaid expenses and other assets          765,066           535,146
                                         ------------      ------------

         Total current assets              28,959,376        31,205,337

Property, plant and equipment, net
   Land                                     1,455,045         1,920,539
   Buildings                                1,217,707         2,372,240
   Leasehold interests                      3,193,556         3,516,202
   Equipment                               50,531,421        52,380,167
   Furniture and fixtures                     752,926           785,359
   Construction in process                    378,938         3,091,160
                                         ------------      ------------
                                           57,529,593        64,065,667

Less accumulated depreciation             (23,713,690)      (25,722,376)
                                         ------------      ------------
                                           33,815,903        38,343,291
Investments in unconsolidated
   joint ventures and affiliates              287,010           277,081
Receivables, net                           11,236,639         9,556,539
Intangible assets, net of
   accumulated amortization                     2,254           936,829
Other assets                                1,009,152         1,326,917
                                         ------------      ------------

         Total assets                    $ 75,310,334      $ 81,645,994
                                         ============      ============

                   DEVCON INTERNATIONAL CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999
                                   (Continued)

                                                  June 30,        December 31,
                                                    2000              1999
                                                ------------      ------------
                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, trade and other           $  6,913,076      $  4,926,700
    Accrued expenses and other liabilities         3,596,240         3,103,083
    Deposit on sale of assets                             --         8,000,000
    Notes payable to banks                                --           625,000
    Current installments of long-term debt         2,187,454         6,956,246
    Billings in excess of costs and
     estimated earnings                            1,226,920         1,026,316
    Income taxes                                     705,561           287,423
                                                ------------      ------------
         Total current liabilities                14,629,251        24,924,768

Long-term debt, excluding current
  installments                                     4,155,606        14,349,708
Minority interest in consolidated
  subsidiaries                                       807,639           932,325
Deferred income taxes                                379,652           379,652
Other liabilities                                  3,438,235         1,623,331
                                                ------------      ------------
         Total liabilities                        23,410,383        42,209,784

Stockholders' equity:
    Common stock                                     400,257           449,894
    Additional paid-in capital                    10,733,103        12,064,133
    Accumulated other comprehensive income-
       cumulative translation adjustment          (1,927,937)       (1,594,577)
    Retained earnings                             43,716,088        28,674,264
    Treasury stock                                (1,021,560)         (157,504)
                                                ------------      ------------

         Total stockholders' equity               51,899,951        39,436,210
                                                ------------      ------------

Commitments and contingencies

         Total liabilities and
           stockholders' equity                 $ 75,310,334      $ 81,645,994
                                                ============      ============

                   DEVCON INTERNATIONAL CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                Three and Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                    Three          Three           Six            Six
                                                    Months         Months         Months         Months
                                                    Ended          Ended          Ended          Ended
                                                   June 30,       June 30,       June 30,       June 30,
                                                    2000           1999           2000           1999
                                                ------------   ------------   ------------   ------------
Concrete and related products revenue           $ 12,750,073   $ 14,965,896   $ 26,084,147   $ 28,921,738
Contracting revenue                                3,743,953      3,458,907      6,146,881      7,738,320
                                                ------------   ------------   ------------   ------------
       Total revenue                              16,494,026     18,424,803     32,231,028     36,660,058

Cost of concrete and related products            (10,579,470)   (11,825,083)   (22,248,821)   (23,129,253)
Cost of contracting                               (2,908,987)    (2,809,097)    (4,965,192)    (6,520,585
                                                ------------   ------------   ------------   ------------
       Gross profit                                3,005,569      3,790,623      5,017,015      7,010,220

Operating expenses:
   Selling, general and
      administrative expenses                     (2,885,825)    (3,004,033)    (6,221,251)    (6,323,749)
   Impairment of long-lived assets                        --             --       (627,536)            --
   Credit for litigation                                  --             --             --        419,000
                                                ------------   ------------   ------------   ------------
       Operating income (loss)                       119,744        786,590     (1,831,772)     1,105,471

Other income (deductions):
   Joint venture equity gain (loss)                    6,534        (30,000)        (8,366)       (30,000)
   (Loss) gain on sale of property & equipment       (66,365)        38,104          1,193        108,512
   (Loss) gain on sale of businesses                 (53,512)            --     18,312,345             --
   Interest expense                                 (189,169)      (581,794)      (654,480)    (1,254,165)
   Interest and other income                         788,421        175,895      1,091,650        371,059
   Minority interest                                  37,391        177,534        124,686        476,349
                                                ------------   ------------   ------------   ------------
                                                     523,300       (220,261)    18,867,028       (328,245)

       Income before income taxes                    643,044        566,329     17,035,256        777,226

Income tax benefit (expense)                          27,843       (102,967)      (573,179)      (186,767)
                                                ------------   ------------   ------------   ------------

       Net income                               $    670,887   $    463,362   $ 16,462,077   $    590,459
                                                ============   ============   ============   ============

Earnings per common share-basic                 $       0.17   $       0.10   $       4.16   $       0.13
                                                ============   ============   ============   ============
Earnings per common share-diluted               $       0.16   $       0.10   $       3.81   $       0.13
                                                ============   ============   ============   ============
Weighted average number of
   shares outstanding-basic                        3,904,926      4,495,213      3,958,961      4,497,074
                                                ============   ============   ============   ============
Weighted average number of
   shares-diluted                                  4,252,450      4,579,947      4,322,686      4,540,517
                                                ============   ============   ============   ============

                   DEVCON INTERNATIONAL CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                         2000           1999
                                                     ------------   ------------
Cash flows from operating activities:
   Net income                                        $ 16,462,077   $    590,459
   Adjustments to reconcile net income
    to net cash provided by operating activities:
       Depreciation and amortization                    2,653,903      3,129,467
       Provision for doubtful accounts and notes          152,025        195,779
       Impairment of long-lived assets                    627,536             --
       Credit for litigation                                   --       (419,000)
       Gain on sale of equipment                           (1,193)      (108,512)
       Gain on sale of business                       (18,312,345)            --
       Joint venture equity loss                            8,366         30,000
       Minority interest income                          (124,686)      (476,349)

   Changes in operating assets and liabilities:
       Increase in receivables, net                    (4,314,181)       (92,290)
       (Increase) decrease in costs in excess
           of billings and estimated earnings            (984,123)       384,433
       Decrease in inventories                            486,216         65,703
       Increase in other current assets                  (276,360)      (474,800)
       Increase in other assets                            (2,386)       (30,576)
       Increase (decrease) in accounts
           payable, trade and other                     2,677,893     (1,813,989)
       Increase in billings in
           excess of costs and estimated earnings         200,604        162,297
       Increase (decrease) in income taxes payable        521,791        (38,334)

       (Decrease) increase in other liabilities           (42,063)       291,326
                                                     ------------   ------------
Net cash (used in) provided by operating activities  $   (266,926)  $  1,395,614
                                                     ------------   ------------

Cash flows from investing activities:
       Purchase of property, plant and equipment       (3,034,508)    (5,512,946)
       Proceeds from disposition of property,
           plant and equipment                            506,558        500,426
       Proceeds from disposition of businesses         23,196,405             --
       Payments received on notes                       1,297,982      2,882,005
       Investment in affiliates                           (18,295)       (29,000)
       Issuance of notes                                       --        (16,000)
       Purchase of treasury stock                      (1,275,448)       (78,132)
                                                     ------------   ------------

          Net cash provided by (used in)
            investing activities                     $ 20,672,694   $ (2,253,647)
                                                     ------------   ------------

                   DEVCON INTERNATIONAL CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                   (Continued)

                                                         2000           1999
                                                     ------------   ------------
Cash flows from financing activities:
   Proceeds from debt                                $    810,388   $  5,134,086
   Principal payments on debt                         (16,232,669)    (3,962,341)
   Net (repayments) borrowings from bank
        credit line and overdrafts                       (625,000)       611,892
                                                     ------------   ------------

Net cash (used in) provided by financing activities  $(16,047,281)  $  1,783,637
                                                     ------------   ------------

Net increase in cash and cash equivalents               4,358,487        925,604

Cash and cash equivalents, beginning of period          6,144,252      2,258,858
                                                     ------------   ------------

Cash and cash equivalents, end of period             $ 10,502,739   $  3,184,462
                                                     ============   ============


Supplemental disclosures of
   cash flow information

       Cash paid for:

          Interest                                   $    750,084   $  1,286,376
                                                     ============   ============

          Income taxes                               $     47,666   $     83,333
                                                     ============   ============

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2000 and the results of its operations and cash flows for the three and six months ended June 30, 2000 and 1999.

The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

Options to purchase 776,300 and 486,300 shares of common stock, at prices ranging from $1.50 to $6.75 per share, were outstanding for the quarters ended June 30, 2000 and 1999, respectively. Options to purchase 71,475 and 350,475 shares of common stock were outstanding for the quarters ended June 30, 2000 and 1999, respectively, at prices ranging from $7.00 to $14.00 per share, but these options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares. For additional disclosures regarding the outstanding employee stock options, see the 1999 Form 10-K.

The Company's total comprehensive income, comprised of translation adjustments, for the six month period ended June 30, 2000 and 1999 were as follows:

                                       2000           1999
                                   ------------   ------------
Net income                         $ 16,462,077   $    590,459
Other comprehensive loss               (333,361)      (585,369)
                                   ------------   ------------
       Total comprehensive income  $ 16,128,716   $      5,090
                                   ============   ============

Segment Reporting

The following sets forth the revenue and income before income taxes for each of the Company's business segments for the three and six months ended June 30, 2000 and 1999.

                                             Three         Three           Six            Six
                                             Months        Months         Months         Months
                                             Ended         Ended          Ended          Ended
                                            June 30       June 30,       June 30,       June 30,
                                             2000           1999           2000           1999
                                         ------------   ------------   ------------   ------------
Revenue (including intersegment)
     Concrete and related products       $ 13,105,746   $ 15,132,062   $ 26,441,440   $ 29,487,186
     Contracting                            3,660,943      3,657,807      6,218,033      7,937,220
Elimination of inter-segment revenue         (272,663)      (365,066)      (428,445)      (764,348)
                                         ------------   ------------   ------------   ------------
          Total revenue                  $ 16,494,026   $ 18,424,803   $ 32,231,028   $ 36,660,058

Operating (loss) income:
     Concrete and related products       $    (87,000)  $    677,000   $ (1,719,000)  $    603,000
     Contracting                              467,000        300,000        414,000        478,000
     Credit for litigation                         --             --             --        419,000
     Unallocated corporate overhead          (260,256)      (190,410)      (526,772)      (394,529)
                                         ------------   ------------   ------------   ------------

          Total operating (loss) income       119,744        786,590     (1,831,772)     1,105,471

Other income (deductions)                     523,300       (220,261)    18,867,028       (328,245)
                                         ------------   ------------   ------------   ------------

Income before income taxes               $    643,044   $    566,329   $ 17,035,256   $    777,226
                                         ============   ============   ============   ============

Recognition of Antigua and Barbuda Note Receivable

The Company entered into a restructured agreement in April 2000 with the Government of Antigua and Barbuda, subject to confirmation by the Antigua and Barbuda cabinet. The interest rate on the notes receivable was reduced from 10% to 6%. In October an additional monthly payment of $61,000 will commence, bringing the total expected annual receipts on the notes to $3.1 million. The notes will, based on the schedule of payments, be fully paid in 2015. The Company will use some of the gross receivables to prepay duties, income taxes and other taxes. The book value of the notes at June 30, 2000 was $7.9 million and the gross balance was $30.8 million after deducting prepayment of taxes, offset of duties owed and other restructuring items. From time to time in the future the Company will use part of the gross balance to pay taxes and duties; therefore the notes may be paid off earlier than estimated. From April 28, 2000 the Company started to recognize interest income on the notes receivable. The Company recognized $526,000 in income during the second quarter 2000. The expected interest income during 2000 will be approximately $2.1 million.

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

Recognition retirement expense

The Company entered into an agreement on June 30, 2000 with its CEO, Mr. Donald
L. Smith, Jr., whereby Mr. Smith shall receive a retirement benefit upon the sooner of Mr. Smith's retirement from his position after March 31, 2003, or a change in control of the Company. Benefits to be received shall equal 75% of Mr. Smith's base salary, and shall continue for the remainder of his life. In the event that Mr. Smith is survived by a spouse, then the surviving spouse shall receive a benefit equal to 100% of Mr. Smith's base salary for the shorter of five years or the remainder of the surviving spouse's life. The Company will recognize the expense of the retirement agreement over Mr. Smith's expected remaining period of active employment with the Company. The expense is expected to be approximately $100,000 to $125,000 per quarter.

Comparison of three months ended June 30, 2000 vs.
three months ended June 30, 1999

Revenue

The Company's revenue during the second quarter of 2000 was $16.5 million as compared to $18.4 million during the same period in 1999. This 10.5 percent decrease was primarily due to a decrease in concrete and related products revenue of $2.2 million partially offset by an increase in contracting revenue of $285,000.

The Company's concrete and related products division revenue decreased 14.8 percent to $12.8 million during the second quarter of 2000 as compared to $15.0 million for the same period in 1999, due primarily to the sale of concrete business in St. Thomas, Tortola and Dominica, which reduced revenue by $3.8 million. The remaining concrete and related products business units showed an increase of 13.9%, primarily in St Martin and Puerto Rico. The Company cannot currently determine whether demand for this division's products will increase, decrease or remain the same throughout 2000.

Revenue from the Company's land development contracting division increased by
8.2 percent to $3.7 million during the second quarter of 2000 as compared to $3.5 million for the same period in 1999. The Company's backlog of unfilled portions of land development contracts at June 30, 2000 was $20.2 million, involving 9 projects. The backlog of one project in the Bahamas amounts to $14.2 million. A Company subsidiary, the President, and a director of the Company are minority partners of the entity developing this project. The Company expects that most of this contract will not be completed during 2000. The Company has been advised by this entity that it has received a loan commitment letter from a bank, has entered into a contract with a reputable hotel chain for management of the hotel being built, and has received further financial commitments from other sources. All commitments are subject to significant conditions that the entity is currently working on fulfilling. Until the financing transaction is consummated there is significant uncertainty whether or not the project will receive its final financing. The Company is monitoring the situation closely and cannot predict how long it will continue to operate in the current manner.

Cost of Concrete and Related Products

Cost of concrete and related products as a percentage of concrete and related products revenue increased to 83.0 percent during the second quarter of 2000 from 79.0 percent for the same period in 1999. This increase was primarily attributable to increased cost in Antigua, to the increased cost of cement, and to the sale of concrete operations in St. Thomas and Tortola that had higher margins than the average of the Company.

Cost of Contracting

Cost of contracting as a percentage of contracting revenue decreased to 77.7 percent during the second quarter of 2000 from 81.2 percent during the same period in 1999. This decrease is primarily attributable to the varying profitability levels of individual contracts and the stage of completion of such contracts.

Selling, General and Administrative Expense

Selling, general and administrative expense ("SG&A expense") decreased by 3.9 percent to $2.9 million for the first quarter of 2000. As a percentage of revenue, SG&A expense increased to 17.5 percent during the second quarter as compared to 16.3 percent for the same period last year.

The percentage increase was due to the Company not decreasing its central expenses to compensate for the reduction in sales resulting from the sale of the businesses in St Thomas, Tortola and Dominica. The Company is currently reviewing its cost structure.

Divisional Operating Income (Loss)

The Company had operating income of $120,000 for the second quarter of 2000, as compared to $787,000 for the same period in 1999. The Company's concrete and related products division operating loss was $87,000 during the second quarter of 2000 compared to operating income of $677,000 during the same period in 1999. This decrease is primarily attributable to increased production costs in Antigua, increased cost of cement, the sale of the higher margin concrete operations in St. Thomas and Tortola, and offset to a lesser extent by improved margins in Puerto Rico.

The Company's land development contracting division had operating income of $467,000 during the second quarter of 2000 compared to $300,000 during the same period in 1999. This increase was primarily attributable to an increase in sales volume, varying profitability levels of individual contracts, and the stage of completion of such contracts.

Other Income (Deductions)

Loss on sales of equipment and property was $120,000 compared to a gain of $38,000 for the same quarter last year. Minority interest income amounted to $37,000 due to losses in a consolidated joint venture. Interest income increased in the second quarter of 2000 to $788,000 compared to $176,000 for the same period in 1999 primarily due to interest recognized on the note receivable from the Government of Antigua and Barbuda. Interest expense decreased to $189,000 from $582,000 for the same quarter in 1999 due to repayments of debt during 2000.

Net Income

The Company had net income of $671,000 during the second quarter of 2000 as compared to $463,000 during the same period in 1999.

Comparison of six months ended June 30, 2000 vs. six months ended June 30, 1999

Revenue

The Company's revenue during the first six months of 2000 was $32.2 million as compared to $36.7 million during the same period in 1999. This 12.1 percent decrease was primarily due to a decrease in concrete and related products revenue of $2.8 million and to a lesser extent due to a decrease in contracting revenue of $1.6 million.

The Company's concrete and related products division revenue decreased 9.8 percent to $26.1 million during the first six months of 2000 as compared to $28.9 million for the same period in 1999. This decrease was due primarily to the sale of the concrete business in St. Thomas, Tortola and Dominica, which reduced revenue by $7.3 million. The remaining concrete and related products business units showed an increase of 16.5%, primarily in St Martin and Puerto Rico. The Company cannot currently determine whether demand for this division's products will increase, decrease or remain the same throughout 2000.

Revenue from the Company's land development contracting division decreased by
20.6 percent to $6.1 million during the first six months of 2000 as compared to $7.7 million for the same period in 1999. The Company's backlog of unfilled portions of land development contracts at June 30, 2000 was $20.2 million, involving 9 projects. The backlog of one project in the Bahamas amounts to $14.2 million. A Company subsidiary, the President, and a director of the Company are minority partners of the entity developing this project. The Company expects that most of this contract will not be completed during 2000. The Company has been advised by this entity that it has received a loan commitment letter from a bank, has entered into a contract with a reputable hotel chain for management of the hotel being built, and has received further financial commitments from other sources. All commitments are subject to significant conditions that the entity is currently working on fulfilling. Until the financing transaction is consummated there is significant uncertainty whether or not the project will receive its final financing. The Company is monitoring the situation closely and cannot predict how long it will continue to operate in the current manner.

Cost of Concrete and Related Products

Cost of concrete and related products as a percentage of concrete and related products revenue increased to 85.3 percent during the first six months of 2000 from 80.0 percent for the same period in 1999. This increase was primarily attributable to increased costs in Antigua and St. Martin, increased cost of cement, and the sale of concrete operations in St. Thomas and Tortola that had higher margins than the average of the Company.

Cost of Contracting

Cost of contracting as a percentage of contracting revenue decreased to 80.8 percent during the first six months of 2000 from 84.3 percent during the same period in 1999. This decrease is primarily attributable to the varying profitability levels of individual contracts and the stage of completion of such contracts.

Selling, General and Administrative Expense

Selling, general and administrative expense ("SG&A expense") decreased by 1.6 percent to $6.2 million for the first six months of 2000 as compared to $6.3 million for the same period in 1999. As a percentage of revenue, SG&A expense increased to 19.3 percent for the first six months of 2000 as compared to 17.2 percent for the same period last year. The percentage increase was due to the Company not decreasing its central expenses to compensate for the reduction in sales due to the sale of the businesses in St Thomas, Tortola and Dominica. The Company is currently reviewing its cost structure.

Impairment of Long-Lived Assets

The Company recognized in 2000 an impairment of $628,000 to assets in St. Martin and Saba. The Company re-evaluated its operations in St. Martin and wrote down goodwill of $378,000 that was recognized in connection with the purchase of the subsidiary. Furthermore, the Company decided to close its operation in Saba.

Credit for Litigation

In the second quarter of 1999 the Company recognized a $419,000 reduction of the accrual for litigation as the claimants were denied the multiplier effect on the legal fee award in the Fore Golf lawsuit.

Divisional Operating Income (Loss)

The Company had an operating loss of $1.8 million for the first six months of 2000, as compared to operating income of $1.1 million for the same period in 1999. The Company's concrete and related products division operating loss was $1.7 million during the second quarter of 2000 compared to income of $603,000 during the same period in 1999. This loss is primarily attributable to increased production costs in Antigua, the sale of the concrete operations in St. Thomas and Tortola, the increased cost of cement, and offset to a lesser extent by improved margins in Puerto Rico. The operating loss also increased due to the impairment of assets of $628,000.

The Company's land development contracting division had operating income of $414,000 during the first six months of 2000 compared to $478,000 during the same period in 1999. This decrease was primarily attributable to a reduction in sales volume, varying profitability levels of individual contracts and the stage of completion of such contracts.

Other Income

Gain on sales of businesses and property were $18.3 million, primarily due to the sale of 4 cement terminals and the ready-mix business in St. Thomas and Tortola. Minority interest income recognized was $125,000, due to losses incurred by a consolidated joint venture. Interest income increased in the first six months of 2000 to $1.1 million compared to $371,000 for the same period in 1999, primarily due to interest recognized on the note receivable from the Government of Antigua and Barbuda. Interest expense decreased to $654,000 from $1.3 million for the same period in 1999 due to repayments of debt during 2000, offset to a lesser extent by a write-off of loan fees in connection with the repayment of a term loan.

Net Income

The Company had an effective tax rate of 3.4% for the six-month period of 2000 compared to 24.0% for the same period in 1999. The decrease is due to that income was realized in different tax jurisdictions with varying tax rates, tax loss carry-forwards in the United States, a 90% tax exemption in the US Virgin Islands and an effective tax rate of 0% in Antigua. The Company had net income of $16.5 million during the first six months of 2000 as compared to $590,000 during the same period in 1999.

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

As of June 30, 2000, the Company's liquidity and capital resources included cash and cash equivalents of $10.5 million and working capital of $14.3 million. It is management's intention to use a portion of this cash to pay down additional debt and to repurchase up to $3 million in Company shares, as later discussed in this document. Included in working capital is approximately $286,000 of assets held for sale. Although management's intention is to sell these assets within the next 12 months, there can be no assurance that all assets will be sold. As of June 30, 2000, total outstanding liabilities were $23.4 million. As of June 30, 2000, the Company had available lines of credit totaling $1.5 million.

Cash flows used in operating activities for the six months ended June 30, 2000 was $267,000 compared with cash flow provided by operating activities of $1.4 million for the same period in 1999. The primary use of cash for operating activities during the six months ended June 30, 2000 was an increase in receivables of $4.3 million and increased costs in excess of billings and estimated earnings of $1.0 million, offset to a lesser extent by an increase in accounts payable and accruals of $2.7 million.

Net cash provided by investing activities was $20.7 million in the first six months of 2000. The Company closed various transactions of sales of businesses during the first quarter of 2000 with proceeds of $23.2 million. Proceeds from sale of property, plant and equipment were $507,000 and repayment of debt and notes totaled $16.2 million. Receipts on notes receivables were $1.3 million. Purchases of property, plant, and equipment were $3.0 million, and repurchase of Company common stock was $1.3 million.

The Company entered into a credit agreement with a Caribbean bank in November 1996 for credit of $7.0 million. One part of the credit agreement was a term loan for $6.0 million payable in monthly installments through November 2002. The Company repaid this loan in January 2000. The second part is a revolving line of credit of $1.0 million. The Company had no outstanding balance under this line of credit at June 30, 2000. The interest rate on indebtedness outstanding under the credit line is at a variable rate based on the prime rate. Various parcels of real property and other assets located in the United States Virgin Islands collateralize the credit agreement.

The Company has a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility is due on demand and bears interest at 14.0 percent per annum. At June 30, 2000, the Company had no borrowings outstanding under this line.

The Company has borrowed approximately $3.2 million from the Company President. The note is unsecured and bears interest at 11.0 percent. One million is due on demand, and was paid to the President in July 2000, and $2.2 million is due on October 1, 2001. The President has the option of making the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires 15.0 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15.0 percent or more of the common stock.

The Company issued a loan in November 1999 for $1.0 million to a project in the Bahamas, in which the President and one of the Company's directors are minority partners. The outstanding amount as of June 30, 2000 was $909,000. The loan is secured by equipment and personal guarantees by some of the project's owners.

The Company purchases equipment from time to time as needed for its ongoing business operations. The Company is currently replacing or upgrading some equipment (principally concrete trucks and quarry equipment) used by the concrete and related products division. This should result in a net cash expenditure, after financing part of the equipment purchases, of approximately $3.0 million during 2000. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases on an individual asset basis. At June 30, 2000, amounts outstanding to these lenders totaled $2.0 million. These loans are typically repaid over a three to five-year term in monthly principal and interest installments. The Company prepaid $1.4 million of equipment loans in the second quarter of 2000. The Company believes it has available or can obtain sufficient financing for its contemplated equipment replacements and additions. The Company has identified some real property not needed for its ongoing operations, which it plans to sell. The net carrying cost is $286,000 at June 30, 2000.

A significant portion of the Company's outstanding debt bears interest at variable rates. The Company could be negatively impacted by a substantial increase in interest rates.

Receivables at June 30, 2000 include a net balance of $7.9 million consisting of promissory notes due from the Government of Antigua and Barbuda, of which $36,000 is classified as a current receivable. The gross balance of the notes is $30.8 million. The notes were restructured on April 28, 2000 and call for both quarterly and monthly principal and interest payments until maturity in 2015. The notes will be paid from agreed upon sources, which consist of lease proceeds from a rental of a United States military base, fuel tax revenue, proceeds from a real estate venture and revenue from a gross receipts tax that is currently being implemented in Antigua and Barbuda. Cash receipts for the three months ended June 30, 2000 from agreed upon sources were $851,000.

Repurchase of Company Shares

On February 23, 2000 the Company announced its plan to purchase Company shares in the open market for up to $3.0 million. The timing of share repurchases, the actual number of shares purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and other considerations which may in the opinion of the Board of Directors or management affect the advisability of purchasing Devcon shares. In the second quarter the Company purchased 162,200 shares at an average cost of $7.20 each. Additionally, the Company received 420,000 shares of common stock of the Company in a transaction in St. Thomas in exchange for assets sold, and the Company repurchased 24,000 shares at an average cost of $7.24 each during the first quarter of 2000. Subsequent to the end of the second quarter the Company purchased an additional 92,010 shares at an average cost of $6.63 each.

II.  OTHER INFORMATION

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

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matter to a Vote of Security Holders

              The Company held its Annual Shareholders Meeting on June 9, 2000. The issues submitted to a vote of the security holders and the results of the voting are as follows:

              1)    Election of five directors
                                                            For      Withheld
                                                         ---------   --------
                          Jose A. Bechara, Jr., Esq.     3,625,441      230
                          Richard L. Hornsby             3,625,441      230
                          Robert L. Kester               3,624,991      680
                          W. Douglas Pitts               3,624,991      680
                          Donald L. Smith, Jr.           3,625,441      230
                          Robert A. Steele               3,625,441      230

                          The Board consists of six directors. All nominees were elected to serve for a one-year period.

              2) Proposal to ratify the appointment of KPMG LLP as the Company's auditor for 2000.

                             For       Against    Withheld
                          ---------    -------    --------
                          3,624,546      625        500

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)         Exhibits:

                          27    Financial Data Schedule

              (b)         Reports on Form 8-K:

                          None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:    August 14, 2000                    By:  /S/ JAN A. NORELID
                                                 ------------------------
                                                 Jan A. Norelid
                                                 Vice President - Finance

                                  EXHIBIT INDEX

Exhibit     Description
-------     -----------

  27        Financial Data Schedule