Form 10-Q
period 2000-09-30
DEVCON INTERNATIONAL CORP
filed 2000-11-13
CIK 28452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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

         YES     X                          NO ______

As of November 6, 2000 the number of shares outstanding of the Registrant's Common Stock was 3,737,985.

                   DEVCON INTERNATIONAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                 Page Number
                                                                                 -----------
Part I.  Financial Information:

         Condensed Consolidated Balance Sheets
         September 30, 2000 (unaudited) and
         December 31, 1999....................................................        3-4

         Condensed Consolidated Statements of Operations
         Three and Nine Months Ended September 30, 2000 and 1999 (unaudited)..          5

         Condensed Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2000 and 1999
         (unaudited)..........................................................        6-7

         Notes to Condensed Consolidated Financial Statements.................       8-10

         Management's Discussion and Analysis of
         Financial Conditions and Results of
         Operations...........................................................      10-17

Part II. Other Information....................................................         18

PART I.    FINANCIAL INFORMATION
------------------------------------------------------------

                   DEVCON INTERNATIONAL CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999

                                         September 30,     December 31,
                                             2000              1999
                                         -------------     ------------
                                         (Unaudited)
ASSETS

Current assets:
   Cash                                  $  2,386,886      $  1,406,941
   Cash equivalents                         6,190,649         4,737,311
   Receivables, net                        14,797,608        12,878,643
   Costs in excess of billings
      and estimated earnings                  840,662           258,780
   Inventories                              3,034,664         3,829,450
   Assets held for sale                       196,036         7,559,066
   Prepaid expenses and other assets          637,690           535,146
                                         ------------      ------------
         Total current assets              28,084,195        31,205,337

Property, plant and equipment, net
   Land                                     1,455,045         1,920,539
   Buildings                                1,217,707         2,372,240
   Leasehold interests                      3,164,089         3,516,202
   Equipment                               50,699,523        52,380,167
   Furniture and fixtures                     805,137           785,359
   Construction in process                    490,208         3,091,160
                                         ------------      ------------
                                           57,831,709        64,065,667

Less accumulated depreciation             (24,827,125)      (25,722,376)
                                         ------------      ------------
                                           33,004,584        38,343,291
Investments in unconsolidated
   joint ventures and affiliates              288,484           277,081
Receivables, net                           11,211,671         9,556,539
Intangible assets, net of
   accumulated amortization                        --           936,829
Other assets                                1,012,606         1,326,917
                                         ------------      ------------
         Total assets                    $ 73,601,540      $ 81,645,994
                                         ============      ============

                   DEVCON INTERNATIONAL CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999
                                   (Continued)

                                                           September 30,     December 31,
                                                               2000              1999
                                                           -------------     ------------
                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, trade and other                      $  6,988,471      $  4,926,700
    Accrued expenses and other liabilities                    3,665,899         3,103,083
    Deposit on sale of assets                                        --         8,000,000
    Notes payable to banks                                           --           625,000
    Current installments of long-term debt                    1,902,290         6,956,246
    Billings in excess of costs and estimated earnings        1,533,209         1,026,316
    Income taxes                                                338,261           287,423
                                                           ------------      ------------
         Total current liabilities                           14,428,130        24,924,768

Long-term debt, excluding current installments                2,611,321        14,349,708
Minority interest in consolidated subsidiaries                  706,250           932,325
Deferred income taxes                                           379,652           379,652
Other liabilities                                             3,440,861         1,623,331
                                                           ------------      ------------
         Total liabilities                                   21,566,214        42,209,784

Stockholders' equity:
    Common stock                                                390,628           449,894
    Additional paid-in capital                               10,466,993        12,064,133
    Accumulated other comprehensive income-
       cumulative translation adjustment                     (2,510,822)       (1,594,577)
    Retained earnings                                        44,863,247        28,674,264
    Treasury stock                                           (1,174,720)         (157,504)
                                                           ------------      ------------
         Total stockholders' equity                          52,035,326        39,436,210
                                                           ------------      ------------
Commitments and contingencies

         Total liabilities and stockholders' equity        $ 73,601,540      $ 81,645,994
                                                           ============      ============

                   DEVCON INTERNATIONAL CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
             Three and Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                 Three             Three             Nine              Nine
                                                Months            Months            Months            Months
                                                 Ended             Ended             Ended             Ended
                                               Sept. 30,         Sept. 30,         Sept. 30,         Sept. 30,
                                                  2000             1999              2000              1999
                                             ------------      ------------      ------------      ------------
Concrete and related products revenue        $ 13,005,240      $ 13,976,050      $ 39,089,387      $ 42,897,787
Contracting revenue                             4,427,890         2,866,006        10,574,771        10,604,325
                                             ------------      ------------      ------------      ------------
       Total revenue                           17,433,130        16,842,056        49,664,158        53,502,112
                                             ------------      ------------      ------------      ------------
Cost of concrete and related products         (10,485,724)      (11,930,686)      (32,734,545)      (35,059,938)
Cost of contracting                            (3,338,898)       (2,444,278)       (8,304,090)       (8,964,862)
                                             ------------      ------------      ------------      ------------
       Gross profit                             3,608,508         2,467,092         8,625,523         9,477,312

Operating expenses:
   Selling, general and
      administrative expenses                  (2,809,345)       (2,736,587)       (9,030,596)       (9,060,334)
   Impairment of long-lived assets                     --                --          (627,536)               --
   Credit for litigation                               --           635,603                --         1,054,602
                                             ------------      ------------      ------------      ------------
       Operating income (loss)                    799,163           366,108        (1,032,609)        1,471,580

Other income (deductions):
   Joint venture equity (loss) gain                  (829)           16,400            (9,195)          (13,600)
   Loss on sale of property & equipment            (6,018)         (241,743)           (4,825)         (133,231)
   Gain on sale of businesses                          --                --        18,312,345                --
   Interest expense                              (131,221)         (568,473)         (785,701)       (1,822,637)
   Interest and other income                      986,574           283,438         2,078,224           654,497
   Minority interest                              101,389           205,012           226,075           681,361
                                             ------------      ------------      ------------      ------------
                                                  949,895          (305,366)       19,816,923          (633,610)
                                             ------------      ------------      ------------      ------------
       Income before income taxes               1,749,058            60,742        18,784,314           837,970

Income tax expense                               (165,439)         (131,149)         (738,618)         (317,917)
                                             ------------      ------------      ------------      ------------
       Net income (loss)                     $  1,583,619      $    (70,407)     $ 18,045,696      $    520,053
                                             ============      ============      ============      ============
Earnings (loss) per common share-basic       $       0.42      $      (0.02)     $       4.63      $       0.12
                                             ============      ============      ============      ============
Earnings (loss) per common share-diluted     $       0.39      $      (0.02)     $       4.24      $       0.11
                                             ============      ============      ============      ============
Weighted average number of
   shares outstanding-basic                     3,763,182         4,473,935         3,893,701         4,489,361

Effect of dilutive securities: Options            349,955                --           359,135            70,929
                                             ------------      ------------      ------------      ------------
Weighted average number of
   shares-diluted                               4,113,137         4,473,935         4,252,836         4,560,290
                                             ============      ============      ============      ============

                   DEVCON INTERNATIONAL CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                            2000              1999
                                                        ------------      ------------
Cash flows from operating activities:
   Net income                                           $ 18,045,696      $    520,053
   Adjustments to reconcile net income
    to net cash provided by operating activities:
       Depreciation and amortization                       3,901,960         4,788,656
       Provision for doubtful accounts and notes             299,585           169,194
       Impairment of long-lived assets                       627,536                --
       Credit for litigation                                      --        (1,054,602)
       Loss on sale of equipment                               4,825           133,231
       Gain on sale of business                          (18,312,345)               --
       Joint venture equity loss                               9,195            13,600
       Minority interest income                             (226,075)         (681,361)

       Changes in operating assets and liabilities:
          (Increase) decrease in receivables, net         (5,510,989)          262,870
          (Increase) decrease in costs in excess
            of billings and estimated earnings              (581,882)          130,493
          Increase in inventories                           (107,296)         (375,480)
          Increase in other current assets                  (148,984)          (88,835)
          Increase in other assets                            (8,972)          (95,571)
          Increase (decrease) in accounts
             payable, trade and other                      2,758,453        (2,247,137)
          Increase (decrease) in billings in
             excess of costs and estimated earnings          506,893          (117,210)
          Increase in income taxes payable                   154,491           162,280
          (Decrease) increase in other liabilities           (39,441)          115,880
                                                        ------------      ------------
Net cash provided by operating activities               $  1,372,650      $  1,636,061
                                                        ------------      ------------
Cash flows from investing activities:
       Purchase of property, plant and equipment        $ (3,875,417)     $ (6,937,355)
       Proceeds from disposition of property,
           plant and equipment                               608,811           493,387
       Proceeds from disposition of businesses            23,196,405                --
       Payments received on notes                          1,582,967         3,387,699
       Investment in affiliates                              (20,598)          (45,411)
       Issuance of notes                                    (414,000)          (16,000)
       Purchase of treasury stock                         (2,169,606)          (78,132)
                                                        ------------      ------------
          Net cash provided by (used in)
            investing activities                        $ 18,908,562      $ (3,195,812)
                                                        ------------      ------------

                   DEVCON INTERNATIONAL CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                   (Continued)

                                                             2000              1999
                                                         ------------      ------------
Cash flows from financing activities:
   Proceeds from debt                                    $    810,389      $  6,841,300
   Principal payments on debt                             (18,062,118)       (6,676,594)
   Net (repayments) borrowings from bank
        credit line and overdrafts                           (625,000)        1,061,892
   Issuance of stock                                           28,800                --
                                                         ------------      ------------
Net cash (used in) provided by financing activities      $(17,847,929)     $  1,226,598
                                                         ------------      ------------
Net increase (decrease) in cash and cash equivalents     $  2,433,283      $   (333,153)

Cash and cash equivalents, beginning of period              6,144,252         2,258,858
                                                         ------------      ------------
Cash and cash equivalents, end of period                 $  8,577,535      $  1,925,705
                                                         ============      ============
Supplemental disclosures of
   cash flow information

       Cash paid for

          Interest                                       $    886,678      $  1,808,423
                                                         ============      ============
          Income taxes                                   $    578,602      $    155,636
                                                         ============      ============
Supplemental disclosures of non-cash
   investing and financing activities

       Property, plant and equipment
          transferred to assets held
          for sale                                       $         --      $  6,035,102
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2000 and the results of its operations and cash flows for the three and nine months ended September 30, 2000 and 1999.

The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. For loss periods, weighted average common share equivalents are excluded from the calculation, as their effect would be antidilutive.

Options to purchase 763,100 and 524,300 shares of common stock, at prices ranging from $1.50 to $6.75 per share, were outstanding for the quarters ended September 30, 2000 and 1999, respectively. Options to purchase 71,475 and 320,475 shares of common stock were outstanding for the quarters ended September 30, 2000 and 1999, respectively, at prices ranging from $7.00 to $14.00 per share, but these options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares. For additional disclosures regarding the outstanding employee stock options, see the 1999 Form 10-K.

COMPREHENSIVE INCOME

The Company's total comprehensive income, comprised of net income and foreign currency translation adjustments, for the three and nine month periods ended September 30, 2000 and 1999 were as follows:

                                            Three Months Ended                   Nine Months Ended
                                      ------------------------------      ------------------------------
                                       Sept. 30,         Sept. 30,         Sept. 30,          Sept. 30,
                                          2000             1999               2000              1999
                                      ------------      ------------      ------------      ------------
Net income (loss)                     $  1,583,619      $    (70,407)     $ 18,045,696      $    520,053
Other comprehensive (loss) income         (582,885)          169,633          (916,245)         (415,736)
                                      ------------      ------------      ------------      ------------
       Total comprehensive income     $  1,000,734      $     99,226      $ 17,129,451      $    104,317
                                      ============      ============      ============      ============

SEGMENT REPORTING

The following sets forth the revenue and income before income taxes for each of the Company's business segments for the three and nine months ended September 30, 2000 and 1999.

                                                  Three Months Ended                   Nine Months Ended
                                            ------------------------------      ------------------------------
                                              Sept. 30,         Sept. 30,         Sept. 30,        Sept. 30,
                                                2000              1999               2000             1999
                                            ------------      ------------      ------------      ------------
Revenue (including intersegment)
    Concrete and related products           $ 13,115,351      $ 13,752,057      $ 39,556,792      $ 43,239,243
    Contracting                                4,453,577         3,202,760        10,671,610        11,139,980
    Elimination of inter-segment
       revenue                                  (135,798)         (112,761)         (564,244)         (877,111)
                                            ------------      ------------      ------------      ------------
          Total revenue                       17,433,130        16,842,056        49,664,158        53,502,112
                                            ------------      ------------      ------------      ------------
Operating (loss) income:
     Concrete and related products               151,000          (203,000)       (1,568,000)          400,000
     Contracting                                 753,000           131,000         1,167,000           609,000
     Credit for litigation                            --           636,000                --         1,055,000
     Unallocated corporate overhead             (104,837)         (197,892)         (631,609)         (592,420)
                                            ------------      ------------      ------------      ------------
          Total operating (loss) income          799,163           366,108        (1,032,609)        1,471,580

Other income (deductions)                        949,895          (305,366)       19,816,923          (633,610)
                                            ------------      ------------      ------------      ------------
Income before income taxes                  $  1,749,058      $     60,742      $ 18,784,314      $    837,970
                                            ============      ============      ============      ============

RECOGNITION OF ANTIGUA AND BARBUDA NOTE RECEIVABLE

The Company entered into a restructured agreement in April 2000 with the Government of Antigua and Barbuda, subject to confirmation by the Antigua and Barbuda Cabinet. The interest rate on the notes receivable was reduced from 10% to 6%. In November an additional monthly payment of $61,000 will commence, bringing the total expected annual receipts on the notes to $3.1 million. The notes will, based on the schedule of payments, excluding any future tax offsets, be fully paid by 2015. The Company will use some of the notes' gross receivables balance to prepay duties, income taxes and other taxes. The book value of the notes at September 30, 2000 was $7.9 million and the gross balance was $30.6 million after deducting prepayment of taxes, offset of duties owed and other restructuring items. From time to time in the future the Company will use part of the gross balance to pay taxes and duties; therefore the notes may be paid off earlier than estimated. From April 28, 2000 the Company started to recognize interest income on the notes receivable. The Company recognized $739,000 in income during the third quarter 2000. The expected interest income during 2000 will be approximately $2.0 million.

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

RECOGNITION OF RETIREMENT EXPENSE

The Company entered into an agreement on June 30, 2000 with its CEO, Mr. Donald
L. Smith, Jr., whereby Mr. Smith shall receive a retirement benefit upon the sooner of Mr. Smith's retirement, provided he remains at his position at least until March 31, 2003, or a change in control of the Company. Benefits to be received shall equal 75% of Mr. Smith's base salary, and shall continue for the remainder of his life. In the event that Mr. Smith is survived by a spouse, then the surviving spouse shall receive a benefit equal to 100% of Mr. Smith's base salary for the shorter of five years or the remainder of the surviving spouse's life. The Company will recognize the expense of the retirement agreement over Mr. Smith's expected remaining period of active employment with the Company. The Company recorded expense of $110,000 in the third quarter of 2000.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE

The Company's revenue during the third quarter of 2000 was $17.4 million as compared to $16.8 million during the same period in 1999. This 3.5 percent increase was primarily due to an increase in contracting revenue of $1.6 million partially offset by a decrease in concrete and related products revenue of $1.0 million.

The Company's concrete and related products division revenue decreased 6.9 percent to $13.0 million during the third quarter of 2000 as compared to $14.0 million for the same period in 1999, due primarily to the sale of the Company's concrete business in St. Thomas, Tortola and Dominica, which reduced revenue by $3.4 million. The remaining concrete and related products business units showed an increase of 23.4%, primarily in St. Croix, St. Martin and Puerto Rico. The Company cannot currently determine whether demand for this division's products will increase, decrease or remain the same throughout 2000.

Revenue from the Company's land development contracting division increased by
54.5 percent to $4.4 million during the third quarter of 2000 as compared to $2.9 million for the same period in 1999. This increase is mainly due to the completion of certain dredging contracts and continued work at the St. Croix airport. The Company's backlog of unfilled portions of land development contracts at September 30, 2000 was $15.9 million, involving 8 projects. The backlog of one project in the Bahamas amounts to $13.3 million. A Company subsidiary, the President, and a director of the Company are minority partners of the entity developing this project. The Company expects that most of this contract will not be completed during 2000. The project has not yet received its total financing and completion of the project is pending additional financing. The Company has been advised by this entity that it has received a loan commitment letter from a bank, has entered into a contract with a reputable hotel chain for management of the hotel being built, and has received further financial commitments from other sources. All commitments are subject to significant conditions that the entity is currently working on fulfilling. Until the financing transaction is consummated there is uncertainty whether or not the project will receive its final financing. The Company is monitoring the situation closely.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenue decreased to 80.6 percent during the third quarter of 2000 from
85.4 percent for the same period in 1999. This decrease was primarily attributable to improved operations in St. Martin, offset to a lesser extent by the increased cost of cement as the market price the Company pays to cement terminals is higher that the market price it paid directly to the cement manufacturers, prior to the sale of its cement business earlier this year. This decrease was also attributable to the sale of the

Company's concrete operations in St. Thomas and Tortola that had higher margins than the Company average.

COST OF CONTRACTING

Cost of contracting as a percentage of contracting revenue decreased to 75.4 percent during the third quarter of 2000 from 85.3 percent during the same period in 1999. This decrease is primarily attributable to the varying profitability levels of individual contracts and the stage of completion of such contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense ("SG&A expense") increased by 2.7 percent to $2.8 million for the third quarter of 2000 from $2.7 million for the same period in 1999. As a percentage of revenue, SG&A expense remained relatively consistent at 16.1 percent during the third quarter as compared to
16.2 percent for the same period last year. The percentage decrease was primarily due to the increased revenue in the remaining operating entities, offset to a lesser extent by the Company's central expenses, which remained fairly stable and did not decrease to compensate for the reduction in sales resulting from the sale of the businesses in St Thomas, Tortola and Dominica.

DIVISIONAL OPERATING INCOME (LOSS)

The Company had operating income of $799,000 for the third quarter of 2000, as compared to $366,000 for the same period in 1999. The Company's concrete and related products division operating income was $151,000 during the third quarter of 2000 compared to an operating loss of $203,000 during the same period in 1999. This improvement is primarily attributable to decreased production costs in St. Martin and Puerto Rico, offset to a lesser extent by the sale of the concrete operations in St. Thomas, Tortola, and Dominica and the increased cost of cement as the market price the Company pays to cement terminals is higher that the market price it paid directly to the cement manufacturers, prior to the sale of its cement business earlier this year.

The Company's land development contracting division had operating income of $753,000 during the third quarter of 2000 compared to $131,000 during the same period in 1999. This increase was primarily attributable to an increase in sales volume, varying profitability levels of individual contracts, and the stage of completion of such contracts.

OTHER INCOME (DEDUCTIONS)

Loss on sales of equipment and property was $6,000 compared to $242,000 for the same quarter last year. Minority interest income amounted to $101,000 due to losses in a consolidated joint venture. Interest income and other income increased in the third quarter of 2000 to $987,000 compared to $283,000 for the same period in 1999, primarily due to interest recognized on the note receivable from the Government of Antigua and Barbuda and interest earned on cash and cash equivalents. Interest expense decreased to $131,000 from $568,000 for the same quarter in

1999 due to repayments of debt during 2000, as a result of the sale of certain operations in the first quarter of 2000.

NET INCOME (LOSS)

The Company had net income of $1.6 million during the third quarter of 2000 as compared to a loss of $70,000 during the same period in 1999.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE

The Company's revenue during the first nine months of 2000 was $49.7 million as compared to $53.5 million during the same period in 1999. This 7.2 percent decrease was primarily due to a decrease in concrete and related products revenue of $3.8 million.

The Company's concrete and related products division revenue decreased 8.9 percent to $39.1 million during the first nine months of 2000 as compared to $42.9 million for the same period in 1999. This decrease was due primarily to the sale of the Company's concrete business in St. Thomas, Tortola and Dominica, which reduced revenue by $10.8 million. The remaining concrete and related products business units showed an increase of 21.7 percent, primarily Puerto Rico, St. Croix and St. Martin. The Company cannot currently determine whether demand for this division's products will increase, decrease or remain the same throughout 2000.

Revenue from the Company's land development contracting division decreased by
0.3 percent to $10.6 million during the first nine months of 2000 as compared to $10.6 million for the same period in 1999. The Company's backlog of unfilled portions of land development contracts at September 30, 2000 was $15.9 million, involving 8 projects. The backlog of one project in the Bahamas amounts to $13.3 million. A Company subsidiary, the President, and a director of the Company are minority partners of the entity developing this project. The Company expects that most of this contract will not be completed during 2000. The project has not yet received its total financing and completion of the project is pending additional financing. The Company has been advised by this entity that it has received a loan commitment letter from a bank, has entered into a contract with a reputable hotel chain for management of the hotel being built, and has received further financial commitments from other sources. All commitments are subject to significant conditions that the entity is currently working on fulfilling. Until the financing transaction is consummated there is uncertainty whether or not the project will receive its final financing. The Company is monitoring the situation closely.

COST OF CONCRETE AND RELATED PRODUCTS

Cost of concrete and related products as a percentage of concrete and related products revenue increased to 83.7 percent during the first nine months of 2000 from 81.7 percent for the same period in 1999. This increase was primarily attributable to increased costs in Antigua, to the increased cost of cement as the market price the Company pays to cement terminals is higher that the market price it paid directly to the cement manufacturers, prior to the sale of its cement business earlier this year. This increase was also attributable to the sale of the Company's concrete operations in St. Thomas and Tortola that had higher margins than the Company average.

COST OF CONTRACTING

Cost of contracting as a percentage of contracting revenue decreased to 78.5 percent during the first nine months of 2000 from 84.5 percent during the same period in 1999. This decrease is primarily attributable to the varying profitability levels of individual contracts and the stage of completion of such contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense ("SG&A expense") decreased by 0.3 percent to $9.0 million for the first nine months of 2000 as compared to $9.1 million for the same period in 1999. As a percentage of revenue, SG&A expense increased to 18.2 percent for the first nine months of 2000 as compared to 16.9 percent for the same period last year. The percentage increase was due to the Company not decreasing its central expenses to compensate for the reduction in sales resulting from the sale of the businesses in St Thomas, Tortola and Dominica.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company recognized in 2000 an impairment of $628,000 to assets in St. Martin and Saba. The Company re-evaluated its operations in St. Martin and wrote down goodwill of $378,000 that was recognized in connection with the purchase of the subsidiary. Furthermore, the Company decided to close its operation in Saba.

CREDIT FOR LITIGATION

In the second and third quarter of 1999 the Company recognized a $1.1 million credit for litigation from a reduction of the accrual for litigation, as the claimants were denied the multiplier effect on the legal fee award in the Fore Golf lawsuit, and income due to a settlement of a lawsuit with the Greater Orlando Airport.

DIVISIONAL OPERATING INCOME (LOSS)

The Company had an operating loss of $1.0 million for the first nine months of 2000, as compared to operating income of $1.5 million for the same period in 1999. The Company's concrete and related products division operating loss was $1.6 million during the first nine months of 2000 compared to income of $400,000 during the same period in 1999. This loss is primarily attributable to increased production costs in Antigua, the sale of the concrete operations in St. Thomas and Tortola, and to the increased cost of cement as the market price the Company pays to cement terminals is higher that the market price it paid directly to the cement manufacturers, prior to the sale of its cement business earlier this year. This decreased result was offset to a lesser extent by improved margins in Puerto Rico and St. Martin. The operating loss also increased due to the impairment of assets of $628,000 in St. Martin and Saba.

The Company's land development contracting division had operating income of $1.2 million during the first nine months of 2000 compared to $609,000 during the same period in 1999. This increase was primarily attributable to an increase in sales volume, varying profitability levels of individual contracts and the stage of completion of such contracts.

OTHER INCOME (DEDUCTIONS)

The gain on sales of businesses and property was $18.3 million, primarily due to the sale of 4 cement terminals and the ready-mix business in St. Thomas and Tortola. Minority interest income recognized was $226,000, due to losses incurred by a consolidated joint venture. Interest income and other income increased in the first nine months of 2000 to $2.1 million compared to $654,000 for the same period in 1999, primarily due to interest recognized on the note receivable from the Government of Antigua and Barbuda and interest earned on cash and cash equivalents. Interest expense decreased to $786,000 from $1.8 million for the same period in 1999 due to repayments of debt during 2000, as a result of the sale of certain operations in the first quarter of 2000, offset to a lesser extent by expensing of loan fees in connection with the repayment of a term loan.

NET INCOME

The Company had an effective tax rate of 3.9% for the nine-month period of 2000 compared to 37.9% for the same period in 1999. The decrease in the effective tax rate resulted from income being realized in different tax jurisdictions with varying tax rates, tax loss carry-forwards in the United States, a 90% tax exemption in the US Virgin Islands and an effective tax rate of 0% in Antigua. The Company had net income of $18.0 million during the first nine months of 2000 as compared to $520,000 during the same period in 1999.

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

As of September 30, 2000, the Company's liquidity and capital resources included cash and cash equivalents of $8.6 million and working capital of $13.7 million. Included in working capital is approximately $196,000 of assets held for sale. As of September 30, 2000, total outstanding liabilities were $21.6 million. As of September 30, 2000, the Company had available lines of credit totaling $1.5 million.

Cash flows provided by operating activities for the nine months ended September 30, 2000 were $1.4 million compared with $1.6 million for the same period in 1999. The primary use of cash for operating activities during the nine months ended September 30, 2000 was an increase in receivables of $5.5 million and increased costs in excess of billings and estimated earnings of $582,000, offset to a lesser extent by an increase in accounts payable and accruals of $2.8 million.

Net cash provided by investing activities was $18.9 million in the first nine months of 2000. The Company closed various transactions of sales of businesses during the first quarter of 2000 with proceeds of $23.2 million. Proceeds from sale of property, plant and equipment were $609,000 and repayment of debt and notes totaled $18.7 million. Receipts on notes receivables were $1.6 million. Purchases of property, plant, and equipment were $3.9 million and the repurchase of Company common stock was $2.2 million.

The Company entered into a credit agreement with a Caribbean bank in November 1996 for credit of $7.0 million. One part of the credit agreement was a term loan for $6.0 million payable in monthly installments through November 2002. The Company repaid this loan in January 2000. The second part is a revolving line of credit of $1.0 million. The Company had no outstanding balance under this line of credit at September 30, 2000. The interest rate on indebtedness outstanding under the credit line is at a variable rate based on the prime rate. Various parcels of real property and other assets located in the United States Virgin Islands collateralize the credit agreement.

The Company has a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility is due on demand and bears interest at 14.0 percent per annum. At September 30, 2000, the Company had no borrowings outstanding under this line.

The Company has borrowed approximately $2.1 million from the Company President. The note is unsecured and bears interest at 11.5 percent. One million is due on demand, and $1.1 million is due on January 1, 2002. The President has the option of making the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires 15.0 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15.0 percent or more of the common stock.

The Company issued a loan in November 1999 for $1.0 million to a project in the Bahamas in which the President and one of the Company's directors are minority partners. The outstanding amount as of September 30, 2000 was $867,000. The loan is secured by equipment and personal guarantees of some of the project's owners.

The Company purchases equipment from time to time as needed for its ongoing business operations. The Company is currently replacing or upgrading some equipment (principally concrete trucks and quarry equipment) used by the concrete and related products division. This should result in net cash expenditure, after financing part of the equipment purchases, of approximately $4.0 million during 2000. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases on an individual asset basis. At September 30, 2000, amounts outstanding to these lenders totaled $1.4 million. These loans are typically repaid over a three to five-year term in monthly principal and interest installments. The Company believes it has available or can obtain sufficient financing for its contemplated equipment replacements and additions.

A significant portion of the Company's outstanding debt bears interest at variable rates. The Company could be negatively impacted by a substantial increase in interest rates.

Receivables at September 30, 2000 include a net balance of $7.9 million consisting of promissory notes due from the Government of Antigua and Barbuda, substantially all of which is classified as a long-term receivable. The gross balance of the notes is $30.6 million. The notes were restructured on April 28, 2000 and call for both quarterly and monthly principal and interest payments until maturity in 2015. The notes will be paid from agreed upon sources, which consist of lease proceeds from a rental of a United States military base, fuel tax revenue, proceeds from a real estate venture and revenue from a gross receipts tax that is currently being implemented in Antigua and Barbuda. Cash receipts for the nine months ended September 30, 2000 from agreed upon sources were $1,860,000.

REPURCHASE OF COMPANY SHARES

On February 23, 2000 the Company announced its plan to purchase Company shares in the open market for up to $3.0 million. The timing of share repurchases, the actual number of shares purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and other considerations which may in the opinion of the Board of Directors or management affect the advisability of purchasing Devcon shares. In the third quarter the Company purchased 123,000 shares at an average cost of $6.73 each, and since February 23, 2000 the Company has repurchased a total of 312,000 shares at an average cost of $7.00. Additionally, the Company received 420,100 shares of common stock of the Company in a transaction in St. Thomas in exchange for assets sold.

PART II.  OTHER INFORMATION

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

Date:    November 13, 2000                        By:  /S/ JAN A. NORELID
                                                       ------------------------
                                                       Jan A. Norelid
                                                       Vice President - Finance

                                 EXHIBIT INDEX

EXHIBIT NO.      EXHIBIT DESCRIPTION
-----------      -------------------
   27            Financial Data Schedule