Form 10-K
period 2000-12-31
DEVCON INTERNATIONAL CORP
filed 2001-03-27
CIK 28452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                          Commission file number 0-7152

                           DEVCON INTERNATIONAL CORP.

Florida Corporation                                               TIN 59-0671992

      1350 East Newport Center Drive, Suite 201, Deerfield Beach, FL 33442

                                 (954) 429-1500

           Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock $.10 par value

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

As of March 16, 2001, Devcon International Corp. had 3,662,985 shares outstanding. The aggregate market value of the Common Stock held by non-affiliates of Devcon International Corp. as of March 16, 2000 was approximately $9.1 million, based on the closing price on that date of $6.25 for the Common Stock as reported on the Nasdaq National Market System. In this calculation all executive officers, directors and 5 percent beneficial owners of Devcon International Corp. are considered to be affiliates. This is not an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from Devcon's definitive proxy statement (to be filed pursuant to Regulation 14A)

                                     PART I

Item 1.  Business

General

In the Caribbean, Devcon International Corp. (the "Company") produces and distributes ready-mix concrete, crushed stone, concrete block, and asphalt and distributes bulk and bagged cement. We also perform site preparation work as a land development contractor. We have established a significant market share in most locations where we have facilities. In prior years we referred to our business as the concrete and related products and contracting divisions segments. We will from hereafter refer to them as the materials and construction divisions respectively.

During the first quarter of 2000 we sold our operations in Tortola and Dominica, our concrete operations in St. Thomas and all our bulk cement terminals. Due to these sales, our materials revenue in 2000 has diminished compared to 1999. The operations in Tortola and Dominica had revenue of $9.5 million in 1999 and $946,000 in 2000. The concrete operations in St. Thomas had revenue of $6.3 million in 1999 and no revenue in 2000. However, our quarry in St. Thomas continues to supply sand and stone to the St. Thomas concrete operation. The revenue from this supply was $2.1 million in 2000, therefore the net decrease in revenue by selling the concrete operation in St. Thomas was approximately $4.2 million. The cement terminals we sold had sales of cement to third parties of approximately $7.3 million in 1999. However, after the sale we entered into an agreement with the buyer to distribute cement from the terminals we sold and, pursuant to this arrangement, the sales of cement were $10.2 million to third parties in 2000. The distribution agreement has been terminated as of March 1, 2001 and we have entered into a renewed terminal management contract with the owners of the cement terminals. The loss of distribution offset by the renewed terminal management contract will have a negative effect on our sales volume of approximately $7.3 million in 2001 and on gross margins before allocation of overhead cost of approximately $500,000.

We are a large producer and distributor of ready-mix concrete and quarry products in these Caribbean islands:

         Puerto Rico               Commonwealth of Puerto Rico
         St. Thomas                United States Virgin Islands
         St. Croix                 United States Virgin Islands
         St. Maarten               Netherlands Antilles
         St. Martin                French West Indies
         Antigua                   West Indies

Our construction division performs earthmoving, excavating, and filling operations, builds golf courses, roads, and utility infrastructures, dredges waterways and constructs deep-water piers and marinas in the Caribbean. We have historically provided these land development services to both private enterprises and governments in the Caribbean. We believe that our relationships with customers in the Caribbean give us a competitive advantage. Our project managers have substantial experience in land development construction, and our equipment is well suited for the Caribbean markets. We have equipment and personnel in the Caribbean that, we believe, often allow us to start work more quickly and less expensively than other contractors. While we can bid competitively and cost-effectively for these land development contracts, our ability to mobilize quickly can sometimes cause us to incur higher expense.

The following table sets forth financial highlights of our materials, construction and other business. See further information in Note 11 of Notes to Consolidated Financial Statements.

                                        2000       1999       1998
                                      --------   --------   --------
                                             (In thousands)

Revenue (net of intersegment sales):
     Materials                        $ 50,956   $ 55,313   $ 50,448
     Construction                       14,292     12,721     15,359
     Other                                  --         --        371
                                      --------   --------   --------
                                      $ 65,248   $ 68,034   $ 66,178
                                      ========   ========   ========

Operating (loss) income (by segment)
     Materials                        $ (1,608)  $ (2,198)  $    693
     Construction                        1,266       (301)       714
     Credit for litigation                  --      1,160        461
     Other                                  --         --        116
     Unallocated corporate overhead       (818)      (879)    (1,038)
                                      --------   --------   --------
                                      $ (1,160)  $ (2,218)  $    946
                                      ========   ========   ========

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

During the first quarter of 2000 we sold our operations in Tortola and Dominica, our concrete operations in St. Thomas and all our bulk cement terminals. Due to hurricane damages we have decided to close our Saba operations. See additional information under Item 1 - Business-General.

Risks of Foreign Operations

Portions of our operation in 2000 were conducted in Caribbean foreign countries, primarily Antigua and Barbuda, St. Maarten and St. Martin. In 2000, 49.7 percent of our revenue was derived from foreign operations. Overseas contract work performed by the parent U.S. corporation is not considered foreign-source revenue for this calculation. For a summary of our revenue and earnings from foreign operations, see Note 9 of Notes to Consolidated Financial Statements. The risks of doing business in foreign areas include potential adverse changes in U.S. diplomatic relations with foreign countries, changes in the relative purchasing power of the U.S. dollar, hostility from local populations, adverse effects of exchange controls, restrictions on the withdrawal of foreign investment and earnings, government policies against businesses owned by non-nationals, expropriations of property, the instability of foreign governments, and any insurrection that could result in uninsured losses. We are not subject to these risks in Puerto Rico or the U.S. Virgin Islands since these territories use the U.S. dollar as currency. The Company is also subject to U.S. federal income tax upon the distribution of certain offshore earnings. See Note 8 of Notes to Consolidated Financial Statements. Although we have not encountered significant difficulties in our foreign operations, there can be no assurance that we will never encounter difficulties.

Materials Division

General In 2000 we manufactured and distributed ready-mix concrete, block and crushed aggregate. We also distributed bulk and bagged cement. The different activities on the islands are shown below:

                                                      Concrete   Bulk and
                              Ready-Mix    Quarry       Block     Bagged
                              Concrete   Aggregates  Production   Cement
                              ---------  ----------  ----------  ---------
         Puerto Rico                          X
         St. Thomas, U.S.V.I.     S           X           X       S
         St. Croix, U.S.V.I.      X           X                   S
         Tortola, British V.I.    S           S
         Saba                     C           C                   C
         St. Maarten              X           X           X       S
         St. Martin               X           X
         Antigua                  X           X           X       S
         Dominica                 S                               S

The "S" in the above table corresponds to operations sold in the first quarter of 2000 and "C" corresponds to closed operations during 2000.

Our materials business employed assets in 2000 such as:

     o   Quarries                       o    Concrete Batch Plants
     o   Rock Crushing Plants           o    Fleet of Concrete Mixer Trucks
     o   Bulk Cement Terminals          o    Concrete Block Plants
     o   Cement Bagging Facilities      o    Asphalt Plants

See additional information under Item 1 - Business-General.

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

Quarry Operations and Crushed Stone We own or lease quarry sites at which we blast rock from exposed mineral formations. This rock is crushed to sizes ranging from 3 1/2-inch stones down to manufactured sand. The resulting aggregate is then sorted, cleaned and stored. The aggregate is sold to customers and used in our operations to make concrete products. Our quarries are the largest on five Caribbean islands. It is often less expensive to manufacture crushed rock at our quarries than to import aggregate from off-island sources.

Bulk and Bagged Cement In prior years, we owned and operated several bulk cement terminals and leased a 6,000 metric ton cement ship. The cement for the Company's terminals was purchased from a number of manufacturers located throughout the Caribbean basin and delivered to the terminals via the bulk cement ship. In the beginning of 2000, all of the Company's cement terminals were sold, and the charter on the bulk cement ship was terminated. The effect of this transaction was that we now enter the supply chain for cement at a later stage, and purchase cement directly from the terminals we sold. The Company purchases cement from these terminals for use in its concrete batch plants, and for resale of bulk and bagged cement under an exclusive distribution agreement with the owner of the terminals. The distribution agreement was cancelled as of March 1, 2001.

Supplies We presently obtain all of the crushed rock and a majority of the sand necessary for our production of ready-mix concrete from our own quarries. We believe our ability to produce our own sand and stone gives us a competitive advantage because of the substantial investment required to produce aggregates, the difficulty in obtaining the necessary environmental permits to establish quarries and the moratorium on mining beach sand imposed by most Caribbean countries. We purchase cement from cement terminals located on the islands where our operations are established and bulk cement is readily available from a number of manufacturers located throughout the Caribbean basin.

Customers Our primary customers are building contractors, governments, asphalt pavers and individual homeowners. Customers generally pick up quarry products, concrete block and bagged cement at our facilities, and we generally deliver ready-mix concrete and bulk cement to the customers' job sites.

Competition We have some competitors in the materials business in the locations where we conduct business. We encounter competition from the producers of asphalt, which is an alternative material to concrete for road construction. We believe our materials market share, resources, facilities, local presence and cost structure give us a competitive advantage in the eastern Caribbean markets where we operate.

Construction Division

General We have completed land development construction projects, including interstate highways, airport sites and runways, deep-water piers and marinas, hydraulic dredging, golf courses, and industrial, residential and commercial site development. We pursue the most profitable land development contracts available in the Caribbean, rather than attempting to maintain a high volume.

The revenue related to the work performed by our construction division is generated on a contract-by-contract basis. The majority of our contracts are completed in less than one year, although we obtain multi-year contracts from time to time. These contracts are bid or negotiated at a fixed price except for changes in the scope of the work requested by the owner during the term of the contract. The majority of our work is performed by our own labor and equipment and is not subcontracted. We also enter into unit-price contracts where our fee is based upon the quantity of work performed. This is often measured in yards, meters or tons, rather than time.

Operations We obtain leads for new projects from customers and engineering firms with whom we have established relationships. First, we decide whether to submit a bid or negotiate to undertake a particular project. We prepare and submit timely proposals detailing what we believe will best meet the customer's objectives. We have also provided long-term or short-term financing to obtain more profitable construction contracts, and any financing by us in the future is contingent upon our financial position and operating results. Project proposals and bids are reviewed by our Vice President of Construction Operations and/or our President. After a customer accepts our proposal, a formal contract is negotiated. We are normally the prime contractor. We assign a project manager and one of our seven field superintendents to maintain close contact with the customer and its engineers, to supervise personnel and the relocation, purchase, lease and maintenance of equipment, and to schedule and monitor our operations.

Backlog Our backlog of unfulfilled portions of construction contracts at December 31, 2000 was $13.0 million involving 7 projects. One Bahamian project's backlog amounts to $12.3 million at the end of 2000. A subsidiary and two of our directors are minority partners, and our President is Chairman of the entity developing this project. This partnership does not yet have the necessary financing to complete the development of the project and there is uncertainty as to whether it will obtain necessary financing. Therefore, the amount of the backlog could substantially diminish and the timing of completion could vary. The backlog of $13.0 million at the end of 2000 compares to $18.7 million involving 6 projects at December 31, 1999. Since December 31, 2000 we have entered into new construction and dredging contracts in the Caribbean amounting to $8.1 million. We expect most of the current backlog to be completed during 2001, except for the project in the Bahamas.

Bonding We must obtain a performance bond to bid on government construction contracts and some private contracts. We have, in the past, been able to bond all contracts that so required.

Competition Land development construction is extremely competitive. Primary competitive factors include price, prior experience and relationships, the equipment available to complete the job, innovation, the available engineering staff to assist an owner in minimizing costs, how quickly a company can complete a contract, and the ability to obtain bonding which guarantees contract completion. We believe that we compete effectively and have a favorable competitive position in our Caribbean markets.

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

U.S. tax laws provide that our offshore earnings are not taxable for U.S. federal income tax purposes, and most post-April 1988 materials division earnings in the U.S. Virgin Islands can be distributed to us free of U.S. income tax. Any distribution to our United States operations of: (1) earnings from our U.S. Virgin Islands operations accumulated prior to April 1, 1988; or (2) earnings from our Antigua, St. Martin and St. Maarten operations, would subject us to U.S. federal income tax on the amounts distributed, less applicable taxes paid in those jurisdictions. At December 31, 2000, $37.6 million of accumulated earnings had not been distributed to our U.S. operations. We have not provided for U. S. federal income tax on the undistributed earnings of foreign subsidiaries because we intend to permanently reinvest those earnings offshore, unless the earnings can be repatriated in a tax-free manner.

Our tax exemption and our ability to receive most of the current earnings from our U.S. Virgin Islands operations without subjecting us to U.S. income taxes reduce our income tax expense. For further information on our tax exemptions and income taxes, see Note 8 of Notes to Consolidated Financial Statements.

Equipment

Both of our businesses require us to lease or purchase and maintain equipment. As of December 31, 2000, our equipment included cranes, bulldozers, road graders, rollers, backhoes, earthmovers, a hydraulic dredge, barges, rock crushers, bulk cement handling equipment and concrete batch and block plants, concrete mixer trucks, asphalt processing and paving equipment and other items. Some of this equipment is encumbered by chattel mortgages. See Notes 7 and 10 of Notes to Consolidated Financial Statements.

Miscellaneous Investments and Joint Ventures

We have invested or participated in several joint ventures in connection with our construction and materials division.

During 1998, 1999 and 2000 we invested a total of $184,000 for a 1.2 percent interest in a real estate joint venture in the Bahamas. The upscale resort project awaits final financing to finish its development, however, there is uncertainty whether it will obtain this financing. Two of our directors have an interest in the joint venture. See Note 12 of Notes to Consolidated Financial Statements.

During the last three years we invested a total of $177,000 for a 33.3 percent interest in a real estate company in Puerto Rico that owns the land where the Aguadilla aggregate processing plant operates. During 2000 we recognized a loss of $23,000 using the equity method of accounting.

Executive Officers

The executive officers of the Company are as follows:

Donald L. Smith, Jr., 79, a co-founder of the Company, has served as its Chairman of the Board, President and Chief Executive Officer since its formation in 1951.

Richard L. Hornsby, 65, was appointed the Company's Executive Vice President in March 1989. Mr. Hornsby served as Vice President of the Company from August 1986 to February 1989. From 1981 to 1986 he was Financial Manager for unrelated private investment companies. He has been a director of the Company since 1975 and served as Vice President-Finance from 1972 to 1977.

Henry C. Obenauf, 71, was appointed Vice President-Engineering of the Company in March 1989, after having served as Vice President of the Company since 1977. Mr. Obenauf has been employed by the Company for over 33 years.

Jan A. Norelid, 47, was appointed Vice President-Finance and Chief Financial Officer in October 1997. From January 1996 to September 1997, he owned and operated a printing company. From 1991 to 1995 he served as Chief Financial Officer for Althin Medical, Inc., a medical device manufacturer.

Donald L. Smith, III, 48, was appointed Vice President-Construction Operations for the Company in December 1992. Starting in March 1992, he served as Assistant Vice President for Construction Operations-South Florida and Caribbean. Mr. Smith joined the Company in 1976 and has served in supervisory and managerial positions within the Company since that time.

Employees

At December 31, 2000 we employed 94 persons in the construction business in the Caribbean, of whom 17 are members of a union. As of the same date, we employed 308 persons in our materials division, of whom 91 are members of a union. Employee relations are considered satisfactory.

Item 2.  Property

General

Nearly all of the real property that the Company owns or leases is utilized by its materials division.

Other Property

We own undeveloped parcels of land in the U.S. Virgin Islands and Antigua.

The following table shows information on the property and facilities that we owned or leased for our operations at December 31, 2000:

                                                                        Lease Expiration
         Description                                  Location          with all Options              Area
         -----------                                  --------          ----------------              -----

Shared facilities
-----------------
Principal executive offices                        Deerfield Beach       5/07                  8,410 sq. ft.  (1)
Maintenance shop for heavy equipment               Deerfield Beach       Month-to-Month         4.40 acres    (1)(2)

Materials Segment
-----------------
Concrete block plant and equipment                 St. Thomas            6/04                   11.00 acres   (1)
   maintenance facility
Quarry                                             St. Thomas            -                       8.50 acres
Quarry                                             St. Thomas            2/08                   44.00 acres   (1)
Barge terminal                                     St. Thomas            Month-to-Month          1.50 acres   (1)
Quarry                                             St. Thomas            8/06                    7.49 acres   (1)
Concrete batch plant and office                    St. Croix             -                       3.20 acres
Quarry, rock crushing plant                        St. Croix             -                      61.34 acres
Maintenance shop                                   St. Croix             7/10                    6.00 acres   (1)
Quarry                                             St. Croix             5/03                   10.78 acres   (1)
Concrete batch plant, concrete block               Antigua               9/16                   22.61 acres   (1)
   plant, rock crushing plant, asphalt
   plant, quarry and office
Concrete block plant                               St. Maarten           Month-to-Month          3.00 acres   (1)
Barge unloading facility                           St. Maarten           5/05                     .30 acres   (1)
Office building, batch plant, shop                 St. Maarten           Month-to-Month          1.39 acres
Quarry, and concrete batch plant                   Saba                  12/02                   6.00 acres   (1) (3)
Concrete batch plant                               St. Kitts             Month-to-Month          1.00 acre    (1) (3)
Quarry, rock-crushing plant, concrete
   batch plant and office building                 St. Martin            7/10                  123.50 acres   (1)
Quarry, rock crushing plant and
   office building                                 Guaynabo, P.R.        3/06                   40.00 acres   (1)(3)
Aggregate processing plant                         Aguadilla, P.R.       6/01                  100.00 acres   (1)(3)(4)

------------
(1) Underlying land is leased but equipment and machinery on the land are owned by the Company.

(2)      Leased from Donald L. Smith, Jr., the Company's Chief Executive. See
         Note 12 of Notes to Consolidated Financial Statements.

(3)      Acreage is estimated.

(4) Land is owned by the same owners as the operating company with small change of percentage ownership.

Item 3.       Legal Proceedings

We are sometimes involved in routine litigation arising in the ordinary course of our business, primarily construction.

In the late 1980s, Bouwbedrijf Boven Winden, N.V., ("BBW") currently a Devcon subsidiary in the Netherlands Antilles, supplied concrete to a large apartment complex on the French side of St. Maarten. In the early 1990s the buildings began to develop exterior cracking and "popouts." In November 1993, BBW was named one of several defendants including the building's insurer, in a suit filed by Syndicat des Coproprietaires la Residence Le Flamboyant (condominium owners association of Le Flamboyant), in the French court "Tribunal de Grande Instance de Paris", case No. 510082/93. A French court assigned an expert to examine the cause of the cracking and popouts and to determine if the cracking/popouts are caused by a phenomenon known as alkali reaction (ARS). The expert found, in his report dated December 3, 1998, BBW was responsible for the ARS. The plaintiff is seeking unspecified damages, including demolition and replacement of the 272 apartments. Based on the advice of legal counsel, a judgment assessed in a French court would not be enforceable against a Netherlands Antilles company. Thus, the plaintiff would have to file the same claim in an Antillean court. It is too early to predict the final outcome of this matter. During 2000 no actions have been taken in or by the court. Management believes our defenses to be meritorious and does not believe that the outcome will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

We are subject to federal, state and local environmental laws and regulations. We believe that the Company is in compliance with all such laws and regulations. Compliance with environmental protection laws has not had a material adverse impact on our consolidated financial condition, results of operations or cash flows in the past and is not expected to have a material adverse impact in the foreseeable future.

Item 4.       Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

Our Common Stock is traded on the Nasdaq National Market System under the symbol DEVC. The following table shows high and low prices for our Common Stock for each quarter for the last two fiscal years as quoted by Nasdaq.

         2000                      High                  Low
         ----                      ----                  ---
         First Quarter             $7.38                $5.13
         Second Quarter             7.50                 6.38
         Third Quarter              7.47                 6.25
         Fourth Quarter             7.06                 5.31

         1999                      High                  Low
         ----                      ----                  ---
         First Quarter             $2.75                $1.56
         Second Quarter             3.44                 1.44
         Third Quarter              3.31                 2.72
         Fourth Quarter             5.78                 2.88

As of March 7, 2001 there were 175 holders of record of the outstanding shares of Common Stock plus more than 800 beneficial owners holding our Common Stock in their brokers' name. The closing sales price for the Common Stock on March 16, 2001, was $6.25. We paid no dividends in 2000 or 1999. The payment of cash dividends will depend upon the earnings, consolidated financial position and cash requirements of the Company, its compliance with loan agreements and other relevant factors. We do not presently intend to pay dividends. No unregistered securities were sold or issued in 2000, 1999 or 1998.

Item 6.       Selected Financial Data

The following is our selected financial data which should be read in conjunction with our Consolidated Financial Statements and accompanying notes and with our "Management's Discussion and Analysis of Financial Condition and Results of Operations." This data is derived from our Consolidated Financial Statements audited by KPMG LLP, independent certified public accountants. Our Consolidated Financial Statements as of December 31, 2000 and 1999 and for each of the three years ended December 31, 2000 and the independent auditors' report appear elsewhere in this document.

                                                Year Ended December 31,
                                 ----------------------------------------------------
                                   2000       1999       1998       1997       1996
                                 --------   --------   --------   --------   --------
                                      (In thousands, except per share amounts)
Earnings Statement Data:
Materials revenue                $ 50,956   $ 55,313   $ 50,448   $ 51,461   $ 52,987
Construction revenue               14,292     12,721     15,359      9,852     13,982
Other revenue                          --         --        371      2,931      2,509
                                 --------   --------   --------   --------   --------

     Total revenue                 65,248     68,034     66,178     64,244     69,478

Cost of materials                  42,608     46,364     41,281     41,659     39,277
Cost of construction               11,461     11,000     12,900      9,709     12,458
Cost of other                          --         --        246      2,311      1,913
                                 --------   --------   --------   --------   --------
     Gross profit                  11,179     10,670     11,751     10,565     15,830

Operating expenses                 12,339     12,888     10,806     23,143     12,359
                                 --------   --------   --------   --------   --------

     Operating (loss) income       (1,160)    (2,218)       945    (12,578)     3,471

Other income (deductions)          20,362       (821)      (122)    (2,651)    (2,287)
                                 --------   --------   --------   --------   --------
   Income (loss) from
   continuing operations
   before income taxes             19,202     (3,039)       823    (15,229)     1,184

Income taxes                          715        273        339        307        383
                                 --------   --------   --------   --------   --------

     Income (loss) from
       continuing
       operations                  18,487     (3,312)       484    (15,536)       801

     Loss from discontinued
       operations, net                 --         --         --         --       (488)
                                 --------   --------   --------   --------   --------

     Net earnings (loss)         $ 18,487   $ (3,312)  $    484   $(15,536)  $    313
                                 ========   ========   ========   ========   ========

Earnings (loss) per share
  from continuing operations:

Basic                            $   4.80   $  (0.74)  $   0.11   $  (3.45)  $   0.18
Diluted                          $   4.40   $  (0.74)  $   0.11   $  (3.45)  $   0.17

Weighted average
  number of shares outstanding:

Basic                               3,851      4,481      4,499      4,499      4,490
Diluted                             4,202      4,481      4,520      4,499      4,597


Balance Sheet Data:
Working capital                  $ 14,035   $  6,549   $  6,910   $  8,713   $ 12,063
Total assets                       72,136     81,914     82,430     86,433     94,926
Long-term debt, excl
   current portion                  2,465     14,350     18,153     16,982     19,251
Stockholders' equity               52,434     39,436     43,641     42,816     59,552

The following is our selected quarterly financial data which should be read in conjunction with our Consolidated Financial Statements and accompanying notes and with our "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                            Net            Income (Loss)
                                                Net         Gross         Income             Per Share
                                               Sales       Profit         (Loss)        Basic        Diluted
                                               -----       ------         ------        -----        -------
                                                        (in thousands except for per share amounts)
              2000
              Fourth Quarter                  $15,584       $2,553          $  441      $0.12         $0.11
              Third Quarter                    17,433        3,609           1,584       0.42          0.39
              Second Quarter                   16,494        3,006             671       0.17          0.16
              First Quarter                    15,737        2,011          15,791       3.94          3.66

              1999
              Fourth Quarter                  $14,532       $1,192         $(3,832)    $(0.86)       $(0.86)
              Third Quarter                    16,842        2,467             (70)     (0.02)        (0.02)
              Second Quarter                   18,425        3,791             463       0.10          0.10
              First Quarter                    18,235        3,220             127       0.03          0.03


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

Comparison of Year Ended December 31, 2000 with Year Ended December 31, 1999

Revenue

Our revenue was $65.2 million in 2000 and $68.0 million in 1999. This 4.1 percent decrease reflects a decrease in materials revenue, partially offset by an increase in construction revenue.

Our materials revenue decreased 7.9 percent to $51.0 million in 2000 from $55.3 million in 1999. This decrease was primarily due to the sale of the concrete operations on St. Thomas, Tortola and Dominica. Excluding the sale of these operations, materials revenue increased by 20.8%, primarily due to increased demand for quarry products in St. Martin and Puerto Rico and increased sale of cement in St. Croix. At this time, we cannot predict materials revenue levels in 2001. However, the total volume may be decreased due to the termination of our distribution agreement for the sale of cement.

Revenue from our construction division increased 12.3 percent to $14.3 million in 2000 from $12.7 million in 1999. This increase resulted primarily from increased activity with our dredge. Our backlog of unfilled portions of land development contracts at December 31, 2000 was $13.0 million involving 7 projects, as compared to $18.7 million involving 6 projects at December 31, 1999. The backlog of the contract in the Bahamas at December 31, 2000 was $12.3 million. We expect most of this contract not to be completed during 2001. There is uncertainty whether or not the project will receive its final financing. Therefore, the amount of the backlog could substantially diminish and timing of completion could vary. See Note 12 of Notes to Consolidated Financial Statements and Item 7 "Liquidity and Capital Resources". Since December 31, 2000 we have entered into new construction and dredging contracts in the Caribbean amounting to $8.1 million. We expect to complete the other remaining contracts during 2001.

Cost of Materials

Cost of materials decreased slightly to 83.6 percent of materials revenue in 2000 from 83.8 percent in 1999. The cost decrease was due to improved sales volumes and, therefore, better margins on St. Martin and Puerto Rico, offset to a lesser extent by higher production costs in Antigua and lower margin on our cement sales.

Cost of Construction

Cost of construction decreased to 80.2 percent of construction revenue in 2000 from 86.5 percent in 1999. Decreased costs as a percent of revenue were due to higher profitability on some 2000 contracts, especially dredging contracts, and the completion of contracts with very low or negative margins in 1999. Our gross margins are also affected by the profitability of each contract and the stage of completion.

Operating Expenses

Selling, general and administrative expenses ("SG&A expense") decreased by 13.1 percent to $11.3 million in 2000 from $13.0 million in 1999. This decrease is primarily due to the sale of the operations in St. Thomas and Tortola and to accruals established in 1999 in connection with collective bargaining agreements. SG&A expense as a percentage of revenue decreased to 17.3 percent in 2000 from 19.1 percent in 1999.

In 1999 we reduced our provision for litigation by $1.2 million due to the settlement of two major lawsuits.

Due to lower profitability, lower volumes and hurricane damages, management upon its review in 2000 and 1999 of long-lived assets, determined that impairment had occurred to some of our assets. An impairment expense was recognized of $702,000 in 2000 compared to $805,000 in 1999. In 2000, goodwill recorded in connection with our purchase of our subsidiary in St. Martin was written down by $378,000 due to low profitability. In addition, the remaining assets in Saba were determined to be impaired due to the closure of its operations, and certain obsolete equipment was also determined to be impaired. In 1999, a significant portion of our quarry assets in Saba were written down and idle assets on St. Kitts and St. Croix were also determined to be impaired.

Divisional Operating Loss

The operating loss was $1.2 million in 2000 compared to an operating loss of $2.2 million in 1999. Our materials division had an operating loss of $1.6 million in 2000, representing an improvement of $591,000 compared to an operating loss of $2.2 million in 1999. This reduction in the loss is primarily due to improved profitability in St. Martin and Puerto Rico and accruals recorded in 1999 in connection with collective bargaining agreements, offset to a lesser extent by higher cement cost and the effect that the sale of our operations in St. Thomas, Tortola and Dominica had on our operating income in 2000. Our construction division had operating income of $1.3 million in 2000 compared to an operating loss of $301,000 in 1999, an improvement of $1.6 million. This increase is primarily attributable to improved margins and a $200,000 write down of a note in 1999.

Other Income

We recognized a gain on the sale of our cement terminals and the concrete business in St. Thomas and the Tortola operation, in the aggregate amount of $18.3 million. We had gains on sale of other property and equipment of $154,000 in 2000 compared to $14,000 in 1999. Our interest expense decreased to $913,000 in 2000 from $2.4 million in 1999 due to a substantial reduction of outstanding debt, utilizing the proceeds of our sales of operations as mentioned above. Our interest income increased to $2.5 million in 2000 compared to $630,000 in 1999. Our interest income increased due to interest recognized on notes receivable due from the Government of Antigua and Barbuda, and to a lesser extent to higher levels of cash and cash equivalents. Previously we had estimated we would record $2.1 million for year 2000 in interest from these Antigua notes, however, due to the fact that the payments received were less than anticipated, the interest recorded was $1.5 million. The decrease in payments was due to a delay in the implementation of property taxes. We expect to record interest of $1.9 million from these notes in 2001. The minority interest allocation of losses decreased to $314,000 in 2000 from $830,000 in 1999, mainly due to improved result in our operations in Puerto Rico.

Income Taxes

Income taxes increased to $716,000 in 2000 from $273,000 in 1999. Our tax rate varies depending on the level of our earnings in the various tax jurisdictions where we operate, the tax loss carry-forwards and tax exemptions available to us. See Note 8 of Notes to Consolidated Financial Statements and "Business - Tax Exemptions and Benefits."

Net Earnings (Loss)

Our net income was $18.5 million in 2000 compared to a net loss of $3.3 million in 1999. This change in profitability was primarily attributable to the profit recognized on the sales of assets in the beginning of the year, net interest income, and to a lesser extent, reduced operating loss.

Comparison of Year Ended December 31, 1999 with Year Ended December 31, 1998

Revenue

Our revenue was $68.0 million in 1999 and $66.2 million in 1998. This 2.8 percent increase reflects an increase in materials revenue, partially offset by decreases in construction and in other revenue.

Our materials revenue increased 9.6 percent to $55.3 million in 1999 from $50.4 million in 1998. This increase was primarily due to increased demand for this division's products on certain Caribbean islands, partially offset by decreased demand on other Caribbean islands, particularly due to disruptions from hurricanes Georges and Lenny.

Revenue from our construction division decreased 17.2 percent to $12.7 million in 1999 from $15.4 million in 1998. This decrease resulted from finishing some medium-sized contracts during 1999 and a slowdown of our work in connection with the $23.8 million contract in Exuma, Bahamas. Our backlog of unfilled portions of land development contracts at December 31, 1999 was $18.7 million involving 6 projects, as compared to $16.3 million involving 10 projects at December 31, 1998. The backlog of the contract in the Bahamas at December 31, 1999 was $15.1 million. See Note 12 of Notes to Consolidated Financial Statements and Item 7 "Liquidity and Capital Resources".

Cost of Materials

Cost of materials rose slightly to 83.8 percent of revenue in 1999 from 81.8 percent in 1998. The cost increase was due to higher production costs in St. Martin, Saba and Puerto Rico, offset to a lesser extent by improved sales volumes and, therefore, better margins on Antigua and Dominica.

Cost of Construction

Cost of construction increased to 86.5 percent of revenue in 1999 from 84.0 percent in 1998. Increased costs as a percent of revenue were due to lower profitability on some 1999 contracts. Our gross margins were also affected by the profitability of each contract and the stage of completion.

Operating Expenses

Selling, general and administrative expenses ("SG&A expense") increased by 14.8 percent to $13.0 million in 1999 from $11.3 million in 1998. This increase is primarily due to accruals in connection with collective bargaining agreements and due to increased costs on some of the islands, most notably Antigua and St. Martin. SG&A expense as a percentage of revenue increased to 19.1 percent in 1999 from 17.1 percent in 1998.

In the fourth quarter of 1998 we accrued $1.5 million for legal fees and a write off of a receivable related to a Florida State Court judgment. We also reduced our provision for litigation by $2.0 million, due to the partial settlement on another lawsuit. In 1999 we reduced our provision for litigation by $1.2 million due to the settlement of two major lawsuits.

Due to hurricane damages and lower volumes, management upon its review in 1999 of long-lived assets, determined that impairment had occurred to some of our assets. A significant portion of our quarry assets in Saba were written down due to hurricane damages on the island, particularly the adjacent harbor used for export of aggregates. Idle assets on St. Kitts and St. Croix were also impaired. An impairment loss was recognized of $805,000 in 1999, compared to no expense in 1998.

Substantially due to the write down in 1999 of one note receivable in St. Croix by $200,000, the provision for doubtful accounts in 1999 was an expense of $231,000 compared to a benefit of $65,000 in 1998.

Divisional Operating (Loss) Income

The operating loss was $2.2 million in 1999 compared to income of $945,000 in 1998. Our materials division had an operating loss of $2.2 million in 1999, representing a decrease of $2.9 million compared to income of $693,000 in 1998. This decrease in profitability was primarily due to accruals in connection with collective bargaining agreements, the impairment of assets on Saba and St. Kitts, and losses incurred on Puerto Rico and St. Martin, offset to a small extent by improved profit margin on some islands. Our construction division had an operating loss of $301,000 in 1999 compared to income of $714,000 in 1998, a deterioration of $1.0 million. This decrease is mainly attributable to lower activity specifically due to the slowdown of the contract in the Bahamas and a $200,000 write down of a note.

Other Income

We had gains on sale of property and equipment of $14,000 in 1999 compared to $507,000 in 1998. We recognized in 1998 $278,000 in profit on the sale of our share of the CorbKinnon joint venture. Our interest expense increased to $2.4 million in 1999 from $2.1 million in 1998. This increase is due to increased loan balances and rising interest rates in 1999. Our interest income decreased to $630,000 in 1999 compared to $1.1 million 1998. This is due to our recognizing less income from cash receipts in excess of anticipated amounts from agreed upon sources from the notes receivable due from the Government of Antigua and Barbuda.

Income Taxes

Income taxes decreased to $273,000 in 1999 from $339,000 in 1998. Our tax rate varies depending on the level of our earnings in the various tax jurisdictions where we operate, the level of operating loss carry-forwards and tax exemptions available to us. See Note 8 of Notes to Consolidated Financial Statements and "Business - Tax Exemptions and Benefits."

Net (Loss) Earnings

Our net loss was $3.3 million in 1999 compared to income of $484,000 in 1998. This change in profitability was primarily attributable to decreased gross profit of $1.1 million, accrual of severance of $1.0 million, an impairment loss of $805,000, increased provision for doubtful accounts and notes of $231,000, increased interest cost of $295,000, reduced interest income of $448,000, offset to a lesser extent by an increased credit for litigation of $699,000 and increased minority interest income of $670,000.

Liquidity and Capital Resources

We generally fund our working capital needs from operations and bank borrowings. In the construction business, we expend considerable funds for equipment, labor and supplies. Our capital needs are greatest at the start of a new contract, since we generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is usually withheld as retainage until the work is complete. We sometimes provide long-term financing to customers who have previously utilized our construction services. Accounts receivable for the materials division are typically outstanding for 60 days or longer. Our business requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs.

Management believes our cash flow from operations, existing working capital, and funds available from lines of credit will be adequate to meet our needs during the next 12 months.

As of December 31, 2000, our liquidity and capital resources included cash and cash equivalents of $8.2 million and working capital of $14.0 million. As of December 31, 2000, total outstanding liabilities were $19.7 million compared to $42.5 million as of December 31, 1999. As of December 31, 2000, available lines of credit totaled $1.3 million.

Cash flow provided by operating activities for the year ended December 31, 2000 was $2.3 million compared with $2.4 million for the year ended December 31, 1999. The primary use of cash for operating activities during the year ended December 31, 2000 was an increase in receivables of $4.5 million and an increase in costs in excess of billings and estimated earnings of $1.1 million. The primary source of cash from operating activities was an increase in accounts payable and accrued expenses of $2.3 million.

Net cash provided by in investing activities was $17.8 million in 2000. Purchases of property, plant, and equipment were $5.0 million. The purchases were to a large extent paid in cash. Proceeds from disposition of businesses were $23.2 million and purchases of treasury stock was $2.7 million.

We turned our fiscal year-end accounts receivable, excluding notes and employee receivables, approximately 5.1 times in 2000 compared to 5.7 times in 1999. The reduction resulted from a lower turnover rate for the materials division accounts receivable, due to a reduction in the turnover rate in the U.S. Virgin Islands and St. Martin. The construction division showed a small improvement.

On November 1, 1999, we extended a $1.0 million note to the venture in the Bahamas, secured by equipment and guarantees. As of December 31, 2000 $826,000 was outstanding. See Note 3 of Notes to Consolidated Financial Statements. As of December 31, 2000 we had trade receivables, net of billings in excess of costs and estimated earnings, from the venture of approximately $2.0 million; subsequent to the year-end we received $778,000 in payments and issued $630,000 in additional contract billings. Our President has personally guaranteed $1.2 million of the outstanding trade receivables from the venture. We expect to receive interim payments from the venture's cash resources to cover our incremental costs while the venture is seeking its total financing.

The Company entered into a credit agreement with a Caribbean bank in November 1996 for a total credit of $7.0 million. One part of the credit agreement is a term loan for $6.0 million, which was fully paid in 2000. The second part is a revolving line of credit of $1.0 million. The credit line has a review and re-approval process in July of each year until 2002. We had $300,000 outstanding under this line of credit at December 31, 2000. The interest rate on amounts borrowed under both loans varies with the prime rate.

We have a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility is due on demand and bears interest at 14.0 percent per annum. At December 31, 2000, the Company had no borrowings outstanding under this line.

At December 31, 2000 we had borrowed approximately $2.1 million from the Company President. The note to the President is unsecured and bears interest at a rate variable with the prime rate. Eight hundred thousand is due on demand and $1.3 million is due on April 1, 2002.

We purchase equipment as needed for our ongoing business operations. We are currently replacing or upgrading some equipment used by the materials division, principally concrete trucks and quarry equipment. This should result in a net cash expenditure of approximately $3.5 million. At present, management believes that our inventory of construction equipment is adequate for our current contractual commitments and operating activities. New construction contracts may, depending on the nature of the contract and job location and duration, require us to make significant investments in heavy construction equipment. During 2000 we sold equipment with an original cost basis of approximately $657,000 and a net book value of approximately $146,000. The net proceeds were approximately $254,000. During 2000 we also sold real property in the Caribbean with net proceeds of $591,000. We realized a gain of approximately $154,000 on these transactions. We believe we have available funds or can obtain sufficient financing for our contemplated equipment replacements and additions.

Historically, we have used a number of lenders to finance a portion of our machinery and equipment purchases. At December 31, 2000, amounts outstanding to these lenders totaled $1.3 million. These loans are typically repaid over a three to five-year term in monthly principal and interest installments.

A significant portion of our outstanding debt bears interest at variable rates. A substantial increase in interest rates could negatively impact us.

Our notes receivable at December 31, 2000 include $7.5 million in promissory notes from the Government of Antigua with approximately $138,000 classified as a current receivable.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

We do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 8. Financial Statements and Supplementary Data

The financial information and the supplementary data required in response to this Item are as follows:

                                                                        Page
                                                                      Number(s)
                                                                      ---------

Independent Auditors' Report                                             21

Financial Statements:

     Consolidated Balance Sheets                                        22-23
     December 31, 2000 and 1999

     Consolidated Statements of Operations                               24
     For Each of the Years in the Three-Year Period
     Ended December 31, 2000

     Consolidated Statements of Stockholders' Equity                     25
     and Comprehensive Income for Each of the Years in the Three-Year Period Ended December 31, 2000

     Consolidated Statements of Cash Flows                              26-27
     For Each of the Years in the Three-Year Period
     Ended December 31, 2000

     Notes to Consolidated Financial Statements                         28-50

     Schedule II - Valuation and Qualifying Accounts                     57

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Devcon International Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                     KPMG LLP



Fort Lauderdale, Florida
March 26, 2001

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

Assets                                     2000            1999
------                                  ------------   ------------

Current assets:
     Cash                               $  2,056,963   $  1,406,941
     Cash equivalents                      6,109,991      4,737,311
     Receivables, net                     13,800,628     12,878,643
     Costs in excess of billings and
         estimated earnings                1,405,898        258,780

     Inventories                           2,938,099      3,829,450

     Assets held for sale                         --      7,559,066

     Prepaid expenses and other assets       593,691        803,166
                                        ------------   ------------

     Total current assets                 26,905,270     31,473,357

Property, plant and equipment, net
     Land                                  1,455,045      1,920,539
     Buildings                             1,217,706      2,372,240
     Leasehold improvements                3,203,760      3,516,202
     Equipment                            51,090,785     52,380,167
     Furniture and fixtures                  802,615        785,359
     Construction in process               1,024,035      3,091,160
                                        ------------   ------------
                                          58,793,946     64,065,667

     Less accumulated depreciation       (25,643,780)   (25,722,376)
                                        ------------   ------------
                                          33,150,166     38,343,291

Investments in unconsolidated joint
     ventures and affiliates, net            281,819        277,081

Receivables, net                          10,797,177      9,556,539

Intangible assets, net of accumulated
     amortization                                 --        936,829

Other assets                               1,001,639      1,326,917
                                        ------------   ------------

Total assets                            $ 72,136,071   $ 81,914,014
                                        ============   ============

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets (continued)

                           December 31, 2000 and 1999

                                                2000             1999
                                             ------------   ------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Accounts payable, trade and other       $  7,175,610   $  4,926,700
     Accrued expenses and other liabilities     2,945,490      3,103,083
     Deposit on sale of assets                         --      8,000,000
     Notes payable to banks                       300,000        625,000
     Current installments of long-term debt 1,501,656 6,956,246 Billings in excess of costs and
         estimated earnings                       535,547      1,026,316
     Income taxes                                 412,454        287,423
                                             ------------   ------------

     Total current liabilities                 12,870,757     24,924,768

Long-term debt, excluding current
     installments                               2,464,834     14,349,708
Minority interest in consolidated
     subsidiaries                                 474,444        932,325
Deferred income taxes                             366,095        647,672
Deferred gain on sale of businesses             2,070,859             --
Other liabilities                               1,454,618      1,623,331
                                             ------------   ------------

     Total liabilities                         19,701,607     42,477,804

Stockholders' equity
     Common stock, $0.10 par value
     Authorized 15,000,000 shares,
         Issued 3,836,285 in 2000 and
         4,498,935 in 1999, outstanding
         3,664,985 and 4,457,135
         shares in 2000 and 1999,
         respectively                             383,628        449,894
     Additional paid-in capital                10,279,284     12,064,133
     Accumulated other comprehensive loss -
         cumulative translation adjustment     (2,037,502)    (1,594,577)
     Retained earnings                         45,018,868     28,674,264
     Treasury stock                            (1,209,814)      (157,504)
                                             ------------   ------------

Total stockholders' equity                     52,434,464     39,436,210
                                             ------------   ------------

Commitments and contingencies

     Total liabilities and
         stockholders' equity                $ 72,136,071   $ 81,914,014
                                             ============   ============

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

     For Each of the Years in the Three-Year Period Ended December 31, 2000

                                          2000           1999            1998
                                       ------------   ------------   ------------
Materials revenue                      $ 50,956,382   $ 55,312,885   $ 50,448,275
Construction revenue                     14,291,801     12,720,918     15,358,591
Other revenue                                    --             --        371,386
                                       ------------   ------------   ------------
         Total revenue                   65,248,183     68,033,803     66,178,252

Cost of materials                       (42,607,478)   (46,364,378)   (41,281,263)
Cost of construction                    (11,461,423)   (10,999,585)   (12,899,491)
Cost of other                                    --             --       (245,880)
                                       ------------   ------------   ------------

         Gross profit                    11,179,282     10,669,840     11,751,618

Operating expenses:
     Selling, general and
         administrative                 (11,302,430)   (13,012,443)   (11,333,598)
     (Provision for) recovery of
          doubtful accounts and notes      (334,811)      (230,517)        66,892
     Impairment of long-lived assets       (702,345)      (804,695)            --
     Credit for litigation                       --      1,160,137        460,794
                                       ------------   ------------   ------------

         Operating (loss) income         (1,160,304)    (2,217,678)       945,706
                                       ------------   ------------   ------------

Other income (deductions):
     Joint venture equity loss              (23,166)       (17,700)       (39,000)
     Gain on sale of property
         and equipment                      153,561         13,620        507,256
     Gain on sale of businesses          18,293,045             --             --
     Interest expense                      (913,456)    (2,408,414)    (2,113,224)
     Interest income                      2,464,971        629,735      1,078,186
     Minority interest                      313,748        830,484        160,820
     Other income                            73,965        131,540        283,970
                                       ------------   ------------   ------------
                                         20,362,668       (820,735)      (121,992)
                                       ------------   ------------   ------------
         Income (loss) before
           income taxes                  19,202,364     (3,038,413)       823,714

Income taxes                               (715,756)      (273,231)      (339,441)
                                       ------------   ------------   ------------
         Net earnings (loss)           $ 18,486,608   $ (3,311,644)  $    484,273
                                       ============   ============   ============

Earnings (loss) per common
     share - basic                     $       4.80   $      (0.74)  $       0.11
                                       ============   ============   ============

Earnings (loss) per common
     share - diluted                   $       4.40   $      (0.74)  $       0.11
                                       ============   ============   ============

Weighted average number of common
     shares outstanding - basic           3,850,566      4,481,304      4,498,935
                                       ============   ============   ============

Weighted average number of common
     shares outstanding - diluted         4,201,537      4,481,304      4,520,460
                                       ============   ============   ============

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

     For Each of the Years in the Three-Year Period Ended December 31, 2000

                                                             Accumulated
                                              Additional        Other
                                 Common         Paid-in     Comprehensive     Retained     Treasury
                                  Stock         Capital     (Loss)Income      Earnings       Stock      Total
                                 -------        ----------   ----------     ----------   ----------   ----------
Balance at
 Dec. 31, 1997                   449,894     12,064,133      (1,200,000)    31,501,635           --   42,815,662

Comprehensive income:
   Net earnings                                                                484,273                   484,273
   Currency translation
     adjustment                                                 340,624                                  340,624
                                                             ----------     ----------                 ---------
Comprehensive income                                            340,624        484,273                   824,897
                                 -------        ----------   ----------     ----------   ----------   ----------
Balance at
 Dec. 31, 1998                   449,894        12,064,133     (859,376)    31,985,908           --   43,640,559

Comprehensive loss:
   Net loss                                                                 (3,311,644)               (3,311,644)
   Currency translation
     adjustment                                                (735,201)                                (735,201)
                                                             ----------    -----------                ----------
   Comprehensive loss                                          (735,201)    (3,311,644)               (4,046,845)

Repurchase of 41,800 shares                                                                (157,504)    (157,504)
                                 -------        ----------   ----------     ----------   ----------   ----------
Balance at
 Dec. 31, 1999                   449,894        12,064,133   (1,594,577)    28,674,264     (157,504)  39,436,210

Comprehensive income:
   Net earnings                                                             18,486,608                18,486,608
   Currency translation
     adjustment                                                (442,925)                                (442,925)
                                                             ----------     ----------                ----------
Comprehensive income                                           (442,925)    18,486,608                18,043,683

Repurchase of
   805,350 shares                                                                        (5,074,229)  (5,074,229)
Retirement of
   675,850 shares                (67,586)       (1,812,329)                 (2,142,004)   4,021,919          -
Exercise of stock options          1,320            27,480                                                28,800
                                 -------        ----------   ----------     ----------   ----------   ----------
Balance at
 Dec. 31, 2000                   383,628        10,279,284   (2,037,502)    45,018,868   (1,209,814)  52,434,464
                                 =======        ==========   ==========     ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

     For Each of the Years in the Three-Year Period Ended December 31, 2000

                                                 2000           1999            1998
                                              ------------   ------------   ------------
Cash flows from operating activities:
     Net earnings (loss)                      $ 18,486,608   $ (3,311,644)  $    484,273

Adjustments to reconcile net earnings
  (loss) to net cash provided by operating
   activities:
       Depreciation and amortization             5,174,699      6,371,683      5,864,659
       Deferred income tax benefit                (253,898)       (19,404)          (735)
       Joint venture equity loss                    23,166         17,700         39,000
       Joint venture advance write-off                  --             --         50,000
       Provision for (recovery of)
         doubtful accounts and notes               334,811        230,517        (66,892)
       Impairment on long-lived assets             702,345        804,695             --
       Gain on sale of property
         and equipment                            (153,561)       (13,620)      (507,256)
       Gain on sale of business                (18,293,045)            --             --
       Credit for litigation                            --     (1,160,137)      (460,794)
       Minority interest in loss of
         consolidated subsidiaries                (313,748)      (830,484)      (160,820)

Changes in operating assets and liabilities:
       (Increase) decrease in
          receivables                           (4,455,005)      (512,426)       632,885
       (Increase) decrease in costs
         in excess of billings and
         estimated earnings                     (1,147,118)       451,777       (380,850)
       Decrease in inventories                       2,788        625,161        310,403
       Decrease (increase) in other
         assets                                    136,307       (193,316)       544,672
       Increase (decrease) in accounts
         payable and accrued expenses            2,268,072       (956,287)      (553,814)
       (Decrease) increase in billings
         in excess of costs and estimated
         earnings                                 (490,769)       711,309        177,599
       Increase (decrease) in income
         taxes payable                             228,684         53,046       (216,407)
       Increase (decrease) in other
         non-current liabilities                    45,177         90,640       (486,724)
                                              ------------   ------------   ------------

         Net cash provided by operating
           activities                         $  2,295,513   $  2,359,210   $  5,269,199
                                              ------------   ------------   ------------

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)

     For Each of the Years in the Three-Year Period Ended December 31, 2000

                                                       2000           1999            1998
                                                    ------------   ------------   ------------
Cash flows from investing activities:
   Purchases of property, plant and
     equipment                                      $ (4,981,110)  $ (8,282,294)  $ (7,589,323)
   Proceeds from disposition of
     property, plant and equipment                       845,325        787,425      3,861,128
   Proceeds and deposits from
     disposition of business                          23,196,405      8,000,000             --
   Issuance of notes                                    (414,000)    (1,016,000)      (514,135)
   Payments on notes                                   1,888,224      4,101,724      2,751,379
   Purchase of treasury stock                         (2,684,700)      (157,504)            --
   Advances to affiliates                                (27,904)       (57,411)      (153,020)
   Advances from affiliates                                   --             --         89,067
                                                    ------------   ------------   ------------

       Net cash provided by (used in)
        investing activities                          17,822,240      3,375,940     (1,554,904)
                                                    ------------   ------------   ------------

Cash flows from financing activities:
   Issuance of stock                                      28,800             --             --
   Proceeds from debt                                    810,389      6,952,371      7,956,147
   Principal payments on debt                        (18,609,240)    (9,339,019)   (10,116,587)
   Net (repayments) borrowings from
     bank overdrafts                                    (325,000)       536,892       (296,365)
                                                    ------------   ------------   ------------

       Net cash (used in) financing
         activities                                  (18,095,051)    (1,849,756)    (2,456,805)
                                                    ------------   ------------   ------------

       Net increase in cash
         and cash equivalents                          2,022,702      3,885,394      1,257,490

Cash and cash equivalents at
  beginning of year                                    6,144,252      2,258,858      1,001,368
                                                    ------------   ------------   ------------

Cash and cash equivalents at
  end of year                                       $  8,166,954   $  6,144,252   $  2,258,858
                                                    ============   ============   ============

Supplemental disclosures of cash flow information:

       Cash paid for interest                       $    986,386   $  2,415,150   $  2,241,507
                                                    ============   ============   ============

       Cash paid for income taxes                   $    732,702   $    237,790   $    264,986
                                                    ============   ============   ============

Supplemental non-cash items:

During each of 2000, 1999 and 1998, the Company recorded a translation adjustment of $(442,925), $(735,201) and $340,624 respectively, related to its subsidiary in St. Martin.

During 1998 the company exchanged shares in a joint venture and $260,000 cash for three concrete pump trucks valued at $885,000.

See accompanying notes to consolidated financial statements

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)      Description of Business and Summary of Significant Accounting Policies

         (a) Devcon International Corp. and its subsidiaries (the "Company") produce and distribute ready-mix concrete, crushed stone, concrete block, and asphalt and distribute bulk and bagged cement in the Caribbean. The Company also performs earthmoving, excavating and filling operations, builds golf courses, roads, and utility infrastructures, dredges waterways and constructs deep-water piers and marinas in the Caribbean.

         (b)      Principles of Consolidation

                  These consolidated financial statements include the accounts of Devcon International Corp. and its majority-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

                  The Company's investments in unconsolidated joint ventures and affiliates are accounted for under the equity and cost methods. Under the equity method, original investments are recorded at cost and then adjusted by the Company's share of undistributed earnings or losses of these ventures. Other investments in unconsolidated joint ventures in which the Company owns less than 20% are accounted for by using the cost method.

         (c)      Revenue Recognition

                  Materials Division

                  Revenue is recognized when the products are delivered.

                  Construction Division

                  The Company uses the percentage-of-completion method of accounting for both financial statements and tax reports. Revenue is recorded based on the Company's estimates of the completion percentage of each project, based on the cost-to-cost method. Anticipated contract losses, when probable and estimatable, are charged to earnings. Changes in estimated contract profits are recorded in the period of change. Selling, general and administrative expenses are not allocated to contract costs. Monthly billings are based on the percentage of work completed in accordance with each specific contract. While some contracts extend longer, most are completed within one year.

                  Other

                  Other revenue consists of revenue from a marina that the Company sold in 1998. Revenue was recognized when products or services were delivered.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (d)      Cash and Cash Equivalents

                  Cash and cash equivalents include cash, time deposits and all highly liquid debt instruments with an original maturity of three months or less.

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

                  Useful lives or lease terms for each asset type are summarized below:

                           Buildings                      15 - 40 years
                           Leasehold improvements          3 - 55 years
                           Equipment                       3 - 20 years
                           Furniture and fixtures          3 - 10 years

                  Assets not required for the Company's current or future business operations are classified as assets held for sale.

         (h)      Foreign Currency Translation

                  All balances denominated in foreign currencies are remeasured at year-end rates to the respective functional currency of each consolidating company.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  For those subsidiaries, with a functional currency other than the US dollar, assets and liabilities have been translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated into U.S. dollars at average exchange rates during the period. The translation adjustment decreased equity by $442,925 in 2000, $735,201 in 1999, and increased equity by $340,624 in 1998.

         (i)      Intangible Assets

                  The excess of cost over the fair value of net assets in acquired subsidiaries, and costs of non-compete agreements, are amortized over five to fifteen year periods on a straight-line basis. The Company regularly evaluates the recoverability of its intangible assets and their amortization periods to determine whether an adjustment to the carrying value or a revision to the estimated useful lives is appropriate. No intangible assets were remaining as of December 31, 2000.

          (j)     Earnings (Loss) Per Share

                  The Company computes earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," which establishes standards for computing and presenting basic and diluted earnings per share.

                  Basic earnings per share are computed by dividing net earnings
                  (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed assuming the exercise of stock options and the related income tax effects if not antidilutive. For loss periods, common share equivalents are excluded from the calculation, as their effect would be antidilutive. See Note 2 of Notes to Consolidated Financial Statements for the computation of basic and diluted earnings per share.

         (k)      Foreign Operations

                  Some of the Company's operations are conducted in foreign areas of the Caribbean. In 2000, 49.7 percent of the Company's revenue was derived from foreign operations. Overseas contract work performed by the parent U.S. corporation is not considered foreign revenue for purposes of this calculation.

         (l)      Income Taxes

                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company and certain of its domestic subsidiaries file consolidated federal and state income tax returns. Subsidiaries located in U.S. possessions and foreign countries file individual income tax returns. U.S. income taxes are not provided on undistributed earnings which are expected to be permanently reinvested by foreign subsidiaries, unless the earnings can be repatriated in a tax-free manner.

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

         (n)      Impairment of Long-Lived Assets and
                  for Long-Lived Assets to Be Disposed Of

                  The Company accounts for long-lived assets in accordance SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

                  In accordance with its policy, the Company recorded a charge of approximately $702,000 in 2000 and $805,000 in 1999 for the impairment of long-lived assets. The impairment of the assets on Saba occurred due to the decision to close the business. Impairment of goodwill recognized for the subsidiary on St. Martin was due to low profitability. The materials segment had $659,000 and the construction segment had $43,000 of impairment losses in 2000.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (o)      Stock Option Plans

                  The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

         (p)       Reclassification

                  Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)      Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share data:

                                              2000        1999         1998
                                           ---------    ---------    ---------
         Weighted average number of
           common shares outstanding -
           basic                           3,850,566    4,481,304    4,498,935

         Effect of dilutive securities:
         Options                             350,971           --       21,525
                                           ---------    ---------    ---------

         Weighted average number of
           common shares outstanding -
           diluted                         4,201,537    4,481,304    4,520,460
                                           =========    =========    =========

         Options to purchase 560,300 shares of common stock at prices ranging from $2.17 to $3.75 per share, were outstanding for the year ended December 31, 1999, but were not included in the computation of diluted earnings per share because the inclusion of the options would be antidilutive. The options expire on various dates.

         The Company acquired a total of 805,350 of its outstanding common shares in 2000, of which 420,100 were received in partial consideration for the sale of the concrete operation in St. Thomas and the Tortola operation and 385,250 shares were repurchased on the Nasdaq market at an average cost of $6.97 per share.

         During 2000, the Company retired 675,850 shares and as of December 31, 2000 the Company had 171,300 shares of treasury stock, which may be used for exercise of stock options or may be retired.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)      Receivables

         Receivables consist of the following:

                                                             December 31,
                                                  -----------------------------
                                                     2000              1999
                                                  -----------       -----------
         Materials division trade accounts        $10,679,035       $11,549,371
         Construction division trade
           accounts receivable, including
           retainages                               4,248,595         3,078,395
         Accrued interest and other receivables       338,214            86,277
         Notes and other receivables due from the
           Government of Antigua and Barbuda, net   7,669,420         8,421,855
         Trade notes receivable - other             5,373,493         4,282,719
         Due from employees and officers              247,101           282,390
                                                  -----------       -----------
                                                   28,555,858        27,701,007
         Allowance for doubtful accounts
           and notes                               (3,958,053)       (5,265,825)
                                                  -----------       -----------

                                                  $24,597,805       $22,435,182
                                                  ===========       ===========

         Receivables are classified in the consolidated balance sheets as follows:
                                                           December 31,
                                                  -----------------------------
                                                     2000               1999
                                                  -----------       -----------

         Current assets                           $13,800,628       $12,878,643
         Non-current assets                        10,797,177         9,556,539
                                                  -----------       -----------
                                                  $24,597,805       $22,435,182
                                                  ===========       ===========

         Included in notes and other receivables are unsecured notes due from the Government of Antigua and Barbuda totaling a net amount of $7,483,329 and $8,247,941 in 2000 and 1999, respectively, approximately $138,000 of which is classified as a current receivable. In April 2000 the Company amended the agreement with the Government of Antigua and Barbuda. The interest rate on the notes receivable was reduced from 10% to 6%. Since April 28, 2000 the Company has been recognizing interest income on the notes receivable for all payments. Prior to that date the Company recognized interest only for payments received in excess of agreed upon amounts. The gross balance of the notes is $30.7 million.

         The notes call for both quarterly and monthly principal and interest payments until maturity in 2015. The notes are being paid with the government's revenue from certain defined sources. The agreed upon sources are lease proceeds from a rental of a United States military base, fuel tax revenues and proceeds from a real estate venture. From time to time in the future the Company expects to forgive part of the gross balance to pay taxes and duties; therefore the notes may be paid off prior to the scheduled maturity. Cash receipts during 2000 were $2.1 million. Interest income recognized in 2000, 1999 and 1998 was $1,538,540, $417,147 and $746,120, respectively. The government has been delayed in their implementation of certain property taxes which were to provide funds for increased payments and, therefore, the agreed to additional payments of approximately $730,000 have not been received. Previously the Company had estimated that the Company would

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         record $2.1 million for year 2000 in interest from these Antigua notes, however, due to the fact that the payments received were less than was anticipated, the interest recorded was $1.5 million. We expect to record interest of $1.9 million from these notes in 2001. The Company will only record interest on the notes for payments received.

         Antigua-Barbuda Government Development Bonds 1994-1997 series amounting to $186,091 and $173,914 in 2000 and 1999, respectively, are included in the total due from the government of Antigua and Barbuda.

         The Company also has net trade receivables from various Antiguan government agencies of $29,796 and $75,179 in 2000 and 1999, respectively. Several of the Company's customers perform services for the Antiguan government and depend on payments from the government to satisfy their obligations to the Company.

         Trade notes receivable - other consist of the following:

                                                           December 31,
                                                    ------------------------
                                                       2000          1999
                                                    ----------    ----------
         Unsecured promissory notes receivable
         with varying terms and maturity dates        $455,992    $  456,729

         Notes receivable with varying terms and
         maturity dates, secured by real estate
         and equipment                                 951,058       858,800


         8.0 percent note receivable, due on demand,
         secured by first mortgage on real property    817,788       817,788

         Notes receivable bearing interest at 2.0
         percent over prime interest rate, secured
         by real estate                                     --       549,402

         8.0 percent note receivable, due in
         installments from August 2001 through
         July 2005, secured by land and building       600,000       600,000

         Note receivable bearing interest at the
         prime rate due in installments through
         November 2001 secured by equipment            826,433     1,000,000

         Note receivable bearing interest at
         the prime rate due in installments
         from January 2001 through December 2003,
         secured by land, equipment and stock        1,722,222            --
                                                    ----------    ----------

                                                    $5,373,493    $4,282,719
                                                    ==========    ==========

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(4)      Inventories

                                                          December 31,
                                                   -------------------------
                                                     2000            1999
                                                   ----------     ----------
         Inventories consist of the following:

         Sand, stone, cement and concrete block    $2,422,566     $2,539,005
         Maintenance parts                            275,589        971,818
         Other                                        239,944        318,627
                                                   ----------     ----------

                                                   $2,938,099     $3,829,450
                                                   ==========     ==========


(5)      Investments in Unconsolidated Joint Ventures and Affiliates

                                                          December 31,
                                                   -------------------------
                                                     2000            1999
                                                   ----------     ----------
         Real Estate                                 $281,819       $277,081

         At December 31, 2000, the Company had equity interests in two real estate ventures consisting of a 1.2 percent equity interest in a real estate project in the Bahamas (see Note 12) and a 33.3 percent interest in a real estate company in Puerto Rico. Equity losses of $23,166 and $17,700 were recognized in 2000 and 1999, respectively, on all ventures accounted for under the equity method.

(6)      Fair Value of Financial Instruments

         The carrying amount of financial instruments including cash, cash equivalents, most of the receivables - net, other current assets, accounts payable trade and other, accrued expenses and other liabilities, notes payable to banks, and current installments of long-term debt approximated fair value at December 31, 2000 because of the short maturity of these instruments. The carrying value of debt and most notes receivable approximated fair value at December 31, 2000 based upon the present value of estimated future cash flows. Given the nature of the notes and lack of comparable instruments, estimation of fair value of the notes due from the Government of Antigua and Barbuda is not practicable.

(7)      Long-term Debt

         Long-term debt consists of the following:

                                                          December 31,
                                                -------------------------------
                                                   2000                 1999
                                                ----------          -----------

         Installment notes payable in
         monthly installments through
         June 2004, bearing interest at a
         weighted average rate of 8.5
         percent and secured by equipment
         with a carrying value of
         approximately $1,530,000               $1,284,878          $13,352,505

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                          December 31,
                                                -------------------------------
                                                   2000                 1999
                                                ----------          -----------
         Notes and mortgages payable in
         installments through July 2003,
         bearing interest at 9.50 percent
         and secured by real property with
         a carrying value of approximately
         $249,000                                  140,625              158,213

         Unsecured notes payable due through
         2002 bearing interest at a weighted
         average rate of 5.9 percent               465,987              903,594

         Unsecured note payable to the Company's
         President, $800,000 due on demand with
         the balance due April 1, 2002 and
         bearing interest at the prime interest
         rate                                    2,075,000            3,275,000

         Unsecured note payable due in
         installments from 2001 through 2005,
         balloon payment of $500,000 due on
         January 1, 2006, interest at 2.0
         percent over prime interest rate
        (note was paid off in March 2000)               --            1,000,000

         Note payable to a bank under a
         $1,000,000 line of credit, due on
         demand, bearing interest at 1 percent
         over the prime rate secured by equipment
         and property                              300,000              425,000

         Notes payable to a bank under a $200,000
         line of credit, due on demand, bearing
         interest at the prime rate                     --              200,000

         Bank term loan of $6,000,000 due in
         monthly installments from December
         1996 through November 2002 and bearing
         interest at 1 percent over the prime
         interest rate. Secured by notes
         receivable from the Government of
         Antigua and real property and
         equipment (Note was paid off in
         January 2000)                                  --            2,616,642
                                                ----------          -----------

            Total debt outstanding              $4,266,490          $21,930,954
                                                ==========          ===========

         The effective interest on all debt outstanding was 9.5 percent at December 31, 2000 and 9.3 percent at December 31, 1999. A large portion of this debt was paid off in the first quarter of 2000. For further information see Note 18 of Notes to Consolidated Financial Statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Outstanding debt is shown in the consolidated balance sheets under the following captions:

                                                           December 31,
                                                   ---------------------------
                                                      2000             1999
                                                   ----------      -----------

         Current installments of long-term debt    $1,501,656      $ 6,956,246
         Notes payable to banks                       300,000          625,000
         Long-term debt                             2,464,834       14,349,708
                                                   ----------      -----------
                                                   $4,266,490      $21,930,954
                                                   ==========      ===========

         The total maturities of all outstanding debt subsequent to December 31, 2000 are as follows:

                  2001                             $1,801,656
                  2002                              2,054,902
                  2003                                399,315
                  2004                                 10,617
                  2005                                     --
                  Thereafter                               --
                                                   ----------
                                                   $4,266,490
                                                   ==========

(8)      Income Taxes

         Income tax expense (benefit) consists of:

                                          Current     Deferred     Total
                                         ---------   ---------   ---------
         2000:
           Federal                       $ 502,826   $ (32,539)  $ 470,287
           State                                --          --          --
           Foreign                         466,828    (221,359)    245,469
                                         ---------   ---------   ---------
                                         $ 969,654   $(253,898)  $ 715,756
                                         =========   =========   =========
         1999:
           Federal                       $      --   $ (19,404)  $ (19,404)
           State                                --          --          --
           Foreign                         292,635          --     292,635
                                         ---------   ---------   ---------
                                         $ 292,635   $ (19,404)  $ 273,231
                                         =========   =========   =========
         1998:
           Federal                       $      --   $    (735)  $    (735)
           State                                --          --          --
           Foreign                         340,176          --     340,176
                                         ---------   ---------   ---------
                                         $ 340,176   $    (735)  $ 339,441
                                         =========   =========   =========

         The significant components of deferred income tax benefit attributable to income or loss from continuing operations for the year ended December 31, 2000, 1999 and 1998 are as follows:

                                                    December 31,
                                      ---------------------------------------
                                         2000          1999           1998
                                      -----------   -----------   -----------
         Deferred income tax expense
             (benefit)                $ 2,648,463   $  (668,163)  $(1,691,364)
         (Decrease) increase in
             valuation allowance for
             deferred tax assets       (2,902,361)      648,759     1,690,629
                                      -----------   -----------   -----------
                                      $  (253,898)  $   (19,404)  $      (735)
                                      ===========   ===========   ===========

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The actual expense differs from the "expected" tax expense computed by applying the U.S. federal corporate income tax rate of 34% to income
         (loss) before income taxes is as follows:

                                              2000          1999          1998
                                           -----------   -----------   -----------
         Computed "expected"
             tax expense (benefit)         $ 6,528,804   $(1,033,060)  $   280,063
         Increase (reduction) in
           income taxes resulting from:
              State taxes net of federal
                tax expense                         --            --        36,928
              Repatriated earnings of
                 foreign subsidiary          2,035,275       901,000       561,000
             Intercompany interest income
               untaxed by foreign
               jurisdiction                         --       (27,600)     (451,008)
             Tax incentives granted to
               foreign subsidiaries         (2,864,131)           --      (496,580)
             Nontaxable capital gains       (1,156,048)           --            --
             Adjustment to prior year
               deemed dividends from
               foreign subsidiaries                 --      (155,852)   (1,496,000)
             Net operating loss not
               utilized                         47,594        20,696        41,012
             Change in deferred tax
               valuation allowance          (2,902,361)      648,759     1,690,629
             Differences in effective
               rate in foreign
               jurisdiction and other         (973,377)      (80,712)      173,397
                                           -----------   -----------   -----------

                                           $   715,756   $   273,231   $   339,441
                                           ===========   ===========   ===========

         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss carryforwards.

         Significant portions of the deferred tax assets and liabilities results from the tax effects of temporary difference:

                                                      December 31,
                                               -------------------------
                                                  2000          1999
                                               -----------   -----------
         Deferred tax assets:
            Allowance for bad debts            $   220,380   $   254,849
            Net operating loss carry-forwards    4,949,521     7,532,204
            Reserves and other                     435,492     1,278,110
            Deferred income                        366,958            --
                                               -----------   -----------
         Total gross deferred tax assets         5,972,351     9,065,163
                  Less valuation allowance      (5,310,513)   (8,212,874)
                                               -----------   -----------

                  Net deferred tax assets          661,838       852,289
                                               -----------   -----------

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                        December 31,
                                                  -------------------------
                                                     2000          1999
                                                  -----------   -----------

         Deferred tax liabilities:
            Plant and equipment, principally
              due to differences in depreciation
              and capitalized interest               (787,592)   (1,231,941)

                  Total gross deferred tax
                    liabilities                      (787,592)   (1,231,941)
                                                  -----------   -----------

                  Net deferred tax liabilities    $  (125,754)  $  (379,652)
                                                  ===========   ===========

         Net deferred tax liabilities:

            Net current deferred tax assets       $   240,341   $   268,020

            Net non-current deferred tax
              liabilities                            (366,095)     (647,672)
                                                  -----------   -----------

                                                  $  (125,754)  $  (379,652)
                                                  ===========   ===========

         The valuation allowance for deferred tax assets as of December 31, 2000 was $5.3 million or about 89 percent of the potential deferred tax benefit.

         In April 1988, the U.S. Virgin Islands Industrial Development Commission (IDC) granted one of the Company's subsidiaries a 10-year tax exemption expiring in April 1998. With some conditions and exceptions, the Company's (1) production and sale of ready-mix concrete; (2) production and sale of concrete block on St. Thomas and St. Johns and outside of the U.S. Virgin Islands; (3) production and sale of sand and aggregate; and (4) bagging of cement from imported bulk cement, are 100 percent exempt from U.S. Virgin Islands real property, gross receipts (currently 4 percent) and excise taxes, 90 percent exempt from U.S. Virgin Islands income taxes, and about 83 percent exempt from U.S. Virgin Islands customs duties. In 1998, the Company was granted a five-year extension, through April 2003, of the previous benefits.

         At December 31, 2000, approximately $37.6 million of foreign subsidiaries' earnings have not been distributed and no U.S. income taxes have been provided on them. These earnings are considered permanently reinvested in the subsidiaries' operations, unless the earnings can be repatriated in a tax-free manner, and when earned, did not require income tax recognition under U.S. laws. Should the foreign subsidiaries distribute these earnings to the parent company or provide access to these earnings, taxes at the U.S. federal tax rate, net of foreign tax credits, may be incurred.

         At December 31, 2000, the Company had accumulated net operating loss carryforwards available to offset future taxable income in its Caribbean operations of about $14.6 million, which expire at various times through the year 2010.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)      Foreign Subsidiaries

         Combined financial information for the Company's foreign Caribbean subsidiaries, except for those located in the U.S. Virgin Islands and Puerto Rico, are summarized here:

                                                      December 31,
                                                ------------------------
                                                   2000         1999
                                                -----------  -----------

         Current assets                         $ 7,225,459  $14,529,863
         Advances to the Company                  9,923,726    4,135,354
         Property, plant and equipment, net 11,963,903 15,727,631 Investments in joint ventures and
            affiliates, net                         184,184      183,207
         Notes receivable, net                    8,218,904    7,685,329
         Other assets                                56,848      925,723
                                                -----------  -----------

                  Total assets                  $37,573,024  $43,187,107
                                                ===========  ===========

         Current liabilities                    $ 3,161,433  $ 6,560,519
         Long-term debt                                  --    1,527,621
         Equity                                  34,411,591   35,098,967
                                                -----------  -----------

                  Total liabilities and equity  $37,573,024  $43,187,107
                                                ===========  ===========

                                      2000          1999            1998
                                   ------------  ------------   ------------

         Revenue                   $ 32,419,421  $ 38,093,152   $ 34,361,166
         Gain on sale of business     9,751,585            --             --
         Income (loss) pretax        10,343,782      (904,252)       256,140
         Net income (loss)           10,309,560    (1,170,284)      (111,385)

(10)     Lease Commitments

         The Company leases real property, buildings and equipment under operating leases that expire over one to fifty-five years. Future minimum lease payments under noncancellable operating leases as of December 31, 2000 are as follows:

                                                   Operating
                                                    Leases
                                                  -----------
         Years ending December 31,
                  2001                            $ 1,454,050
                  2002                              1,342,427
                  2003                              1,281,994
                  2004                              1,207,556
                  2005                              1,122,886
                  Thereafter                        7,415,566
                                                  -----------

         Total minimum lease payments             $13,824,479
                                                  ===========

         Total operating lease expense was $3,473,030 in 2000, $4,118,946 in 1999 and $3,985,965 in 1998. Some operating leases provide for contingent rentals or royalties based on related sales and production; contingent expense amounted to $112,770 in 2000, $9,422 in 1999 and $130,370 in 1998. Included in the above minimum lease commitments are

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         royalty payments due to the owners of the Societe des Carrieres de Grand Case (SCGC) quarry. See Note 16.

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

(11)     Segment Reporting

         The Company is organized based on the products and services it provides. Under this organizational structure the Company has two reportable segments: materials and construction. Materials includes manufacturing and distribution of ready-mix concrete, block, crushed aggregate and cement. Construction consists of land development construction projects. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                        December 31,
                                         ------------------------------------------
                                             2000           1999           1998
                                         ------------   ------------   ------------

         Revenue (incl. inter-segment):
           Materials                     $ 51,466,445   $ 55,718,952   $ 50,923,706
           Construction                    14,421,338     13,289,689     15,358,591
           Other                                   --             --        371,386
         Elimination of inter-segment
              revenue                        (639,600)      (974,838)      (475,431)
                                         ------------   ------------   ------------

                  Total                  $ 65,248,183   $ 68,033,803   $ 66,178,252
                                         ============   ============   ============

         Operating (loss) income:
           Materials                     $ (1,607,653)  $ (2,198,221)  $    693,331
           Construction                     1,266,349       (300,594)       713,689
           Other                                   --             --        115,686
           Credit for litigation                   --      1,160,137        460,794
           Unallocated corporate
              Overhead                       (819,000)      (879,000)    (1,037,794)
                                         ------------   ------------   ------------

                  Total                  $ (1,160,304)  $ (2,217,678)  $    945,706
                                         ============   ============   ============

         Total assets:
           Materials                     $ 46,852,093   $ 55,210,123   $ 55,369,245
           Construction                    10,983,399     10,720,392     12,906,969
           Other                           14,300,579     15,983,499     14,153,905
                                         ------------   ------------   ------------

                  Total                  $ 72,136,071   $ 81,914,014   $ 82,430,119
                                         ============   ============   ============

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                           December 31,
                                ----------------------------------
                                   2000        1999       1998
                                ----------  ----------  ----------
         Depreciation and
          amortization:
           Materials            $3,596,902  $4,723,099  $4,285,242
           Construction          1,577,797   1,648,584   1,556,891
           Other                        --          --      22,526
                                ----------  ----------  ----------

                  Total         $5,174,699  $6,371,683  $5,864,659
                                ==========  ==========  ==========

         Capital expenditures:
           Materials            $2,854,719  $7,924,195  $4,565,167
           Construction          2,126,391     358,099   3,024,156
                                ----------  ----------  ----------

                  Total         $4,981,110  $8,282,294  $7,589,323
                                ==========  ==========  ==========


         Operating (loss) income is revenue less operating expenses. In computing operating (loss) income, the following items have not been added or deducted: interest expense, income tax expense, equity in earnings from unconsolidated joint ventures and affiliates, interest and other income, minority interest and gain or loss on sales of equipment. The note receivable from the Government of Antigua and Barbuda is included in identifiable assets, other.

         Revenue by geographic area includes only sales to unaffiliated customers, as reported in the Company's consolidated statements of operations. Foreign contract work performed by a U.S. domiciled company of $7,593,363 is considered foreign revenue for the purpose of the following table:

                                                             December 31,
                                                -------------------------------------
                                                   2000         1999          1998
                                                -----------  -----------  -----------
         Revenue by geographic areas:
              U.S. and its territories           $25,235,399  $22,970,710  $24,374,409
              Netherlands Antilles                12,689,209    8,725,220    8,646,509
              Antigua and Barbuda                 12,593,564   11,822,155   10,785,627
              French West Indies                   9,158,988    8,718,285    6,324,012
              Other foreign areas                  5,571,023   15,797,433   16,047,695
                                                 -----------  -----------  -----------

                Total                            $65,248,183  $68,033,803  $66,178,252
                                                 ===========  ===========  ===========

         Long-lived assets by geographic areas:
              U.S. and its territories           $21,186,263  $18,849,542  $25,860,450
              Netherlands Antilles                   344,305    1,232,142    2,218,336
              Antigua and Barbuda                  7,280,881    8,501,170    6,105,165
              French West Indies                   4,206,217    4,581,460    5,749,216
              Other foreign areas                    132,500    5,178,977    6,006,396
                                                 -----------  -----------  -----------

                Total                            $33,150,166  $38,343,291  $45,939,563
                                                 ===========  ===========  ===========

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12)     Related Party Transactions

         The Company leases a 4.4 acre parcel of real property in Florida from the Company's President. Annual rent on the property was $49,303 in 2000, 1999, and 1998, respectively.

         At December 31, 2000, the Company had a note payable of $2.1 million to the Company's President resulting from various advances made to the Company in previous years. The note is unsecured and bears interest at a rate variable with the prime rate. Eight hundred thousand dollars is due on demand and $1.3 million is due on April 1, 2002. The President has the option to make the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires 15 percent or more of the common stock or announces a tender offer that, if successful, would result in ownership by a person or group of 15 percent or more of the common stock.

         At December 31, 2000 the Company had an investment and advances totaling $184,000 representing 1.2 percent interest in a real estate joint venture in which the President and one Board member also participate with equity interests of 11.3 percent and 1.0 percent, respectively. The investment is carried at cost, accordingly no income or loss has been recorded from this investment. The Company has a $23.8 million contract with the venture to perform land preparation services. In connection with this contract, the Company has recorded revenue of $2.7 million during 2000. The backlog on the contract as of December 31, 2000 was $12.3 million. The project has not yet received its total financing and completion of the project is pending additional financing. The Company has been advised by this entity that it has received a loan commitment letter from a bank, has entered into a contract with a reputable hotel chain for management of the hotel being built, and has received further financial commitments from other sources. All commitments are subject to significant conditions that the entity is currently working on fulfilling. Until the financing transaction is consummated there is uncertainty whether or not the project will receive its final financing. The Company is monitoring the situation closely.

         On November 1, 1999, the Company extended a $1.0 million note to the venture, secured by equipment. See Note 3 of Notes to Consolidated Financial Statements. As of December 31, 2000 the Company had trade receivables, net of billings in excess of costs and estimated earnings, from the venture of approximately $2.0 million. The Company's President has personally guaranteed up to $1.2 million of the outstanding trade receivables from the venture, subject to exhaustion by the Company of all other remedies. The Company expects to receive interim payments from the venture's cash resources to cover its incremental costs while the venture is seeking its total financing. Subsequent to year-end the Company received $778,000 in payments from the venture and issued $636,000 in additional contract billings.

         Other assets include amounts due from officers and employees as a result of payments made by the Company pursuant to a split-dollar life insurance plan. The Company's advances to pay premiums are secured by a pledge of the cash value of the issued policies. Amounts due to the

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Company under the split-dollar life insurance plan was $853,488 in 2000 and $763,337 in 1999, respectively.

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

         The Company adopted a stock-option plan for directors in 1992 that terminates in 2002. Options to acquire up to 50,000 shares of common stock may be granted at no less than the fair-market value on the date of grant. The 1992 Directors' Plan provides each director an initial grant of 8,000 shares and additional grants of 1,000 shares annually immediately subsequent to their reelection as a director. Stock options have 10-year terms, vest and become fully exercisable six months after the issue date. Stock option activity by year was as follows:

                            Employee Plans           Directors' Plan
                        ---------------------      -------------------
                                     Weighted                 Weighted
                                     Average                  Average
                                     Exercise                 Exercise
                        Shares       Price         Shares     Price
                        ------       --------      ------     ---------
         Balance at
           12/31/97     395,775       $5.11        35,000     $10.83
           Granted      110,000        3.15         3,000       3.00
           Exercised         --          --            --         --
           Expired       (4,000)       6.75            --         --
                        -------                    ------
         Balance at
           12/31/98     501,775        4.67        38,000      10.21
           Granted      318,000        1.57        11,000       2.97
           Exercised       -             --            --         --
           Expired      (30,000)       3.75            --         --
                       --------                    ------
         Balance at
           12/31/99     789,775        3.45        49,000       8.59
           Granted       13,000        5.76         1,000       6.63
           Exercised    (13,200)       1.50            --         --
           Expired       (5,000)       1.50            --         --
                         -------                  -------

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            Employee Plans         Directors' Plan
                          -------------------     ----------------
                                     Exercise             Exercise
                          Shares       Price      Shares    Price
                          ------     --------     ------  --------
         Balance at
           12/31/00      784,575       $3.53      50,000      $8.55
                         =======                  ======
         Exercisable     437,125       $4.56      50,000      $8.55
                         =======                  ======
         Available for
            future grant  62,000
                         =======

         Weighted average information:

                            Total Outstanding Options        Exercisable Options
                           -----------------------------     -------------------
                                   Weighted                            Weighted
                           Number  Averag      Weighted      Number    Average
                             of    Exercise   Remaining        of      Exercise
         Price Range       Shares   Price        Life        Shares      Price
         -----------       ------- --------   ---------      -------   --------
         $1.50 - $ 2.33    472,100  $1.82     8.0 years      196,075      $2.10
         $2.94 - $ 6.25    115,000  $3.98     7.4 years       55,000      $3.97
         $6.63 - $14.00    247,475  $7.59     4.1 years      236,050      $7.60

    The per-share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $1.10, $1.89 and $2.46 respectively, on the grant date using the Black Scholes option-pricing model with the following assumptions:

                                          2000         1999        1998
                                        --------     --------    --------

    Expected dividend yield                   --           --          --
    Expected price volatility               39.8%        51.5%       38.5%
    Risk-free interest rate                  6.5%         5.4%        5.6%
    Expected life of options            10 years     10 years    10 years

    The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. Had the Company determined compensation costs based on fair value at the grant date for our stock options under SFAS 123, the Company's consolidated net earnings or loss would have been the pro forma amounts below:

                                       2000             1999           1998
                                   --------------  -------------   -----------
         Net earnings (loss),
           as reported             $   18,486,608  $  (3,311,644)  $   484,273
         Net earnings (loss),
           pro forma               $   18,288,801  $  (3,471,627)  $   335,277

         Basic earnings (loss)
           per share from
           continuing operations,
           as reported             $         4.80  $       (0.74)  $      0.11
                                   ==============  =============   ===========
         Basic earnings (loss)
           per share from
           continuing operations,
           pro forma               $         4.75  $       (0.77)  $      0.07
                                   ==============  =============   ===========

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(14)     Employee Benefit Plans

         The Company sponsors a 401(k) plan for some employees over the age of 21 with 1,000 hours of service in the previous 12 months of employment. The Company matches employee contributions up to 3.0 percent of an employee's salary. Company contributions totaled $140,257 in 2000, $167,975 in 1999, and $160,446 in 1998.

(15)     Costs and Estimated Earnings on Contracts

         Included in the accompanying consolidated balance sheets under the following captions:

                                                         December 31,
                                                  ---------------------------
                                                      2000           1999
                                                  ------------   ------------

         Costs in excess of billings
           and estimated earnings                 $  1,405,898   $    258,780
         Billings in excess of costs
           and estimated earnings                     (535,547)    (1,026,316)
                                                  ------------   ------------

                                                  $    870,351   $   (767,536)
                                                  ============   ============


                                                      2000           1999
                                                  ------------   ------------

         Costs incurred on uncompleted contracts  $  4,810,581   $  8,164,993
         Costs incurred on completed contracts      22,395,159     17,463,450
         Estimated earnings                          6,212,302      5,622,786
                                                  ------------   ------------
                                                    33,368,042     31,251,229
              Less:  Billings to date              (32,497,691)   (32,018,765)
                                                  ------------   ------------

                                                  $    870,351   $   (767,536)
                                                  ============   ============

(16)     Commitments and Contingencies

         The Company has contingent obligations and has made guarantees in connection with acquisitions, joint ventures, employee and construction bonding and a tax exemption. As part of the 1995 acquisition of Societe des Carrieres de Grand Case ("SCGC"), a French company operating a ready-mix concrete plant and quarry in St. Martin, the Company agreed to pay the quarry owners, who were also the owners of SCGC, a royalty payment of $550,000 per year through August 2005. The agreement may be renewed, at the Company's option, for a successive five-year period and would require annual payments of $550,000 per year. At the end of the 15-year royalty period, the Company has the option to purchase this 50-hectare property for $4.4 million.

         In June 2000, the Company entered into an amended Life Insurance and Salary Continuation Agreement with the Company President. The President shall receive a retirement benefit upon the sooner of his retirement from his position after March 31, 2003, or a change in control of the Company. Benefits to be received shall equal 75% of his base salary, and shall continue for the remainder of his life. In the event that he is survived by a spouse, then the surviving spouse shall receive a benefit equal to 100% of his base salary for the shorter of five years

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         or the remainder of the surviving spouse's life. The Company will recognize the expense of the retirement agreement over his expected remaining period of active employment with the Company. The expense related to this agreement was $220,000 in 2000.

         In the late 1980s, Bouwbedrijf Boven Winden, N.V., ("BBW") currently a Devcon subsidiary in the Netherlands Antilles, supplied concrete to a large apartment complex on the French side of St. Maarten. In the early 1990s the buildings began to develop exterior cracking and "popouts." In November 1993, BBW was named one of several defendants including the building's insurer, in a suit filed by Syndicat des Coproprietaires la Residence Le Flamboyant (condominium owners association of Le Flamboyant), in the French court "Tribunal de Grande Instance de Paris", case No. 510082/93. A French court assigned an expert to examine the cause of the cracking and popouts and to determine if the cracking/popouts are caused by a phenomenon known as alkali reaction
         (ARS). The expert found, in his report dated December 3, 1998, BBW was responsible for the ARS. The plaintiff is seeking unspecified damages, including demolition and replacement of the 272 apartments. Based on the advice of legal counsel a judgment assessed in a French court would not be enforceable against a Netherlands Antilles company. Thus, the plaintiff would have to file the same claim in an Antillean court. It is too early to predict the final outcome of this matter and no actions have been taken in or by the court during 1999 and 2000. Management believes the Company's defenses to be meritorious and does not believe that the outcome will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

         The Company sold substantially all of its interest in a real estate joint venture with the Government of Antigua and Barbuda to a third party in 1990. In connection with this sale, the purchaser assumed the Company's guarantee of payment to the Government of Antigua and Barbuda made upon the formation of the joint venture. This guarantee, which would become an obligation of the Company in the event of a default by the purchaser, provides that net profits from the joint venture's operations will equal or exceed $20,000 per month. No liability has been incurred by the Company nor have payments been made by the Company or the purchaser in connection with this guarantee. The guarantee expires upon the earlier of the sale or disposal by the venture of its real estate or September 2003. There are no current plans to sell or dispose of any of the venture's property.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(17)     Business and Credit Concentrations

         The Company's customers are concentrated in the Caribbean and are primarily involved in contracting. Credit risk may be affected by economic and political conditions in the countries where the Company operates. Potential concentrations of credit risk include receivables and costs in excess of billings and estimated earnings. No single customer accounted for more than 10% of the Company's sales in 2000, 1999 or 1998 and there are no receivables from a single customer that represent more than 10% of total receivables as of December 31, 2000 or 1999, other than the notes receivable from the Government of Antigua and Barbuda and the receivable from the construction project in the Bahamas. Although receivables are generally not collateralized, the Company may place liens or their equivalent in the event of nonpayment. The Company estimates an allowance for doubtful accounts based on the creditworthiness of customers as well as general economic conditions of the countries where it operates. An adverse change in these factors would affect the Company's estimate of bad debts.

         The Company has a construction project with a backlog of $12.3 million. A subsidiary and two of the Company's directors are minority partners of, and the Company's President is Chairman of, the entity developing the project. This partnership does not yet have the financing to complete the project, therefore, the amount of the backlog could substantially diminish and the timing of completion of the contract could vary.

         The Company has separate union agreements with its employees on St. Thomas, St. Croix and Antigua. The agreement on St. Thomas expires March 2003, on St. Croix March 2001 and on Antigua November 2000. The Company is currently finalizing new contracts for the unions on St. Croix and Antigua. There can be no assurance that said agreements will be renewed without labor disturbances or conflicts. In the past there have been no labor conflicts.

         Management believes the Company's ability to produce its own sand and stone gives it a competitive advantage because of the substantial investment required to produce sand and stone, the difficulty in obtaining the necessary environmental permits to establish quarries, and the moratorium on mining beach sand imposed by most Caribbean countries. If the Company is unable to produce its own sand and stone, the consolidated financial position, results of operations, or cash flows could be adversely affected.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(18)     Sale of Businesses

         In January 7, 2000 the Company closed a transaction to sell certain concrete related assets on St. Thomas, USVI and the subsidiary Devcon Masonry Products (BVI), Ltd. to a purchaser and the purchaser's related parties. The selling price was $6 million in cash, a note for $2.5 million payable over three years and 420,100 shares of Devcon International Corp. held by the buyer. The shares were valued at $2.4 million at the day of closing. The book value of the assets sold, including certain expenses and deferred gain due to a $1 million contingency accrual, was $8.7 million. Therefore, the Company realized in the first quarter of 2000 a gain on this transaction before tax of $2.2 million.

         On February 3, 2000 the Company closed a transaction to sell real property in St. Croix. The selling price was $2.3 million in cash, and the book value of the property was $1.9 million. As a result, the Company realized a gain on the transaction in the first quarter of approximately $336,000 before taxes.

         On February 22, 2000 the Company closed a transaction to sell certain bulk cement terminal assets on four of the islands in the Caribbean. The purchasers were Union Maritima International (UMAR) and some of its affiliated companies. The selling price was $19.6 million in cash. The book value of the assets, including certain expenses and contingency accruals, was $3.8 million, resulting in a gain on the transaction of $15.8 million before taxes. The Company simultaneously entered into an agreement to manage the terminals for one year. This management agreement was amended and renewed on March 1, 2001 for an additional year, with a 90-day termination option for both parties. The Company also entered into a supply agreement to buy cement from the terminals for five years for its own use in the Company's batch and block plants. The agreement has stipulations so that the Company will be able to enjoy the best price available in the local market from any cement supplier. The Company sold cement to third parties in 1999 and entered into a one-year contract to distribute cement on these four islands. This distribution agreement was terminated on March 1, 2001.

         On March 16, 2000 the Company closed on a related transaction to sell its subsidiary in Dominica to an affiliated company of UMAR. The selling price was $4.1 million plus an earnout of 50% of the profits or losses of a portion of the Company's operations. The book value of the assets, including certain expenses and contingency accruals, was $3.0 million. The gain of $1.1 million on the transaction will be deferred to the first quarter of 2002, when the earnout period has finished.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The Company has used the proceeds from these transactions to pay off most of its equipment financing debt, bank debt and other debt. The gain on sale of businesses is computed as follows:

         Aggregate selling price              $ 36,849,822

         Assets sold:
              Receivables                       (2,155,172)
              Inventory                           (857,146)
              Property, plant and equipment    (11,562,801)
              Intangibles                         (573,323)
              Other assets                        (528,947)
                                              ------------
                                               (15,677,389)

         Liabilities assumed:
              Accounts payable                     353,768
              Income taxes                          84,153
                                              ------------
                                                   437,921


         Selling expenses                         (269,965)
         Sales related accruals                   (976,485)
                                              ------------

         Total gain on sale of businesses       20,363,904

         Deferred gain on sale of businesses    (2,070,859)
                                              ------------

         Gain on sale of businesses           $ 18,293,045
                                              ============

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

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

         (a) The following documents are filed as part of this report:

             (1) Consolidated Financial Statements.

         An index to consolidated financial statements for the year ended December 31, 2000 appears on page 20.

             (2) Financial Statement Schedule.

         The following financial statement schedule for each of the years in the three-year period ended December 31, 2000 is submitted herewith:

                                                                    Form 10-K
         Item                                                    (Page Number(s)
         ----                                                     --------------
         Financial Statement Schedule
           Schedule II - Valuation and Qualifying Accounts............. 57

         All other financial schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

       (3)  Exhibits.

       Exhibit     Description
       -------     -----------
 3.1   Registrant's Restated Articles of Incorporation (1)(3.1)
 3.2   Registrant's Amended and Restated Bylaws (11) (3.2)
10.1   Registrant's 1986 Non-Qualified Stock Option Plan (2)(10.1)
10.2   Registrant's 1992 Stock Option Plan (7)(A)
10.3   Registrant's 1992 Directors' Stock Option Plan (7)(B)
10.4   V. I. Cement and Building Products Inc. 401(k) Retirement and
       Savings Plan (10)(10.4)
10.5   Form of  Indemnification  Agreement  between  the  Registrant,  and its directors  and  certain of its officers (4)(A)
10.6   St. John's  Dredging  and Deep Water Pier  Construction  Agreement
       dated as of April 3, 1987,  by and between  Antigua and Barbuda and Antigua  Masonry  Products,  Limited  (the "Set.  Johns
       Agreement")(4)(10.1)
10.7   Amendment No. 1 to the St. John's Agreement dated June 15, 1988(5)(10.2)
10.8   Amendment No. 2 to the St. John's Agreement dated December 7, 1988
       (6)(10.34)
10.9   Amendment No. 3 to the St. John's Agreement dated January 23, 1989(6)
       (10.35)
10.10  Amendment No. 4 to the St. John's Agreement dated April 5, 1989(6)(10.36)
10.11 Amendment No. 5 to the St. John's Agreement dated January 29, 1991(6) (10.37)
10.12 Amendment No. 6 to the St. Johns Agreement dated November 30, 1993 (8) (10.39)
10.13 Amendment No. 7 to the St. John's Agreement, dated December 21, 1994 (10) (10.14)
10.14 Amendment No. 8 to the St. John's Agreement, dated October 23, 1996 (10) (10.15)
10.15 Guarantee dated June 12, 1989, from the Registrant to Banco Popular de Puerto Rico (5)(10.6)
10.16  Lease dated October 31, 1989, between William G. Clarenbach and
       Pricilla E. Clarenbach, as lessors, and Controlled Concrete Products, Inc., as lessee (1)(10.26)
10.17 Lease dated April 13, 1981, between Mariano Lima and Genevieve Lima, as lessors, and the Registrant, as lessee(1)(10.28)
10.18 Lease dated February 24, 1989, between Felix Pitterson, as lessor, and V.I. Cement and Building Products, Inc., as lessee(1)(10.30)
10.19 Lease dated September 1, 1989, between Donald L. Smith, Jr., as lessor, and the Registrant, as lessee(1)(10.31)
10.20 Lease dated September 12, 1966, between His Honour Hugh Burrowes, a Commander of the British Empire of Government House in the Island of Antigua, as lessor, and The Antigua Sand and Aggregate Limited, as lessee(1)(10.32)
10.21 Material Purchase Agreement, dated August 17, 1995, between Bouwbedrijf Boven Winden, N.V. and Hubert Petit, Francois Petit and Michel
       Petit (9) (10.41)
10.22 Stock Purchase Agreement, dated August 17, 1995, between the Registrant and Hubert Petit, Francois Petit and Michel Petit (9)(10.42)
10.23 Loan Agreement dated November 12, 1996 between V. I. Cement and Building Products, Inc.and Banco Popular de Puerto Rico (10) (10.31)

10.24  $1,000,000  Promissory  Note dated November 12, 1996 between V. I.
       Cement and Building Products, Inc. and Banco Popular de Puerto Rico
       (10) (10.33)
10.25  Form of Note between Devcon International Corp. and Donald L. Smith, Jr.
       (11)(10.31)
10.26 Asset Purchase Agreement between Caricement B.V., Union Maritima International S.A. and Devcon International Corp. and its subsidiaries dated February 22, 2000 (14)
10.27 Stock Purchase Agreement between Caribbean Construction and Development, Ltd., Devcon International Corp. and Caricement Antilles N.V. dated February 22, 2000 (14)
10.28 Purchase Agreement by and among Dev on International Corp., V.I. Cement and Building Products, Inc., Paulina Dean, St. Thomas Concrete, Inc.
       and W. Kemble Ketcham dated January 7, 2000 (12)
10.29 Supply Agreement between Union Maritima International S.A. and Devcon International Corp. dated December 29, 1999 (15)(10.36)
10.30 Distributorship Agreement between Union Maritima International S.A. and Devcon International Corp. dated February 22, 2000 (15)(10.36)
10.31  Registrant's 1999 Stock Option Plan (13)
10.32 Second Amended and Restated Salary Continuation and Retirement Benefit Agreement dated June 30, 2000 (16)
10.33  Amendment No. 9 to the St. John's Agreement, dated April 28, 2000 (16)
21.1   Registrant's Subsidiaries (16)
23.1   Consent of KPMG LLP (16)

(1) Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant's Registration statement on Form S-2 (No. 33-31107).
(2) Incorporated by reference to the exhibit shown in the parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 (the "1987 10-K").
(3) Incorporated by reference to the exhibit shown in the parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (the "1988 10-K").
(4) Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant's Proxy Statement dated May 30, 1989.
(5) Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant's Form 8 dated August 17, 1989 to the 1988 10-K.
(6) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.
(7) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Proxy Statement dated May 6, 1992.
(8) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(9) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
(10) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(11) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
(12) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Report on Form 8K dated January 7, 2000.
(13) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Report on Form S-8 dated December 7, 1999.
(14) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Report on Form 8K dated February 22, 2000.
(15) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999
(16)   Filed herewith

Management employee contracts, compensatory plans and other arrangements included as part of the exhibits referred to above are as follows:

10.1   Registrant's 1986 Non Qualified Stock Option Plan (2) (10.1)
10.2   Registrant's 1992 Stock Option Plan (7)(A)
10.3   Registrant's 1992 Directors' Stock Option Plan (7) (B)
10.4 V. I. Cement and Building Products, Inc. 401(k) Retirement and Savings Plan (10) (10.4)
10.5 Second Amended and Restated Salary Continuation and Retirement Benefit Agreement dated June 30, 2000. (16)
10.6   Registrant's 1999 Stock Option Plan (13)

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

March 27, 2001                          DEVCON INTERNATIONAL CORP.

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

March 27, 2001                          DEVCON INTERNATIONAL CORP.

                                        By:/S/ DONALD L. SMITH, JR.
                                           ------------------------
                                           Donald L. Smith, Jr.
                                           Chairman, President and
                                           Chief Executive Officer


March 27, 2001                          By:/S/ RICHARD L. HORNSBY
                                           ----------------------
                                           Richard L. Hornsby
                                           Executive Vice President
                                           and Director

March 27, 2001                          By:/S/ JAN A. NORELID
                                           ------------------
                                           Jan A. Norelid
                                           Vice President of Finance,
                                           Chief Financial Officer and
                                           Treasurer


March 27, 2001                          By:/S/ ROBERT A. STEELE
                                           --------------------
                                           Robert A. Steele
                                           Director

March 27, 2001                          By:/S/ ROBERT L. KESTER
                                           --------------------
                                           Robert L. Kester
                                           Director

March 27, 2001                          By:/S/ W. DOUGLAS PITTS
                                           --------------------
                                           W. Douglas Pitts
                                           Director

March 27, 2001                          By:/S/ JOSE A. BECHARA, JR.
                                           ------------------------
                                           Jose A. Bechara, Jr.
                                           Director

                                   Schedule II

                        Valuation and Qualifying Accounts

Allowance for
Doubtful Accounts                  Balance at             Additions                                  Balance
For the Year                        Beginning            Charged to                                  at End
Ended December 31,                   of Year               Expense             Deductions            of Year
------------------                   -------               -------             ----------            -------


         1998                        $4,984,839           $   (36,191)         $  (243,613)         $4,705,035
                                     ==========           ===========          ===========          ==========

         1999                        $4,705,035           $      (174)        $   (352,252)         $4,352,609
                                     ==========           ============        ============          ==========
         2000                        $4,352,609           $   174,209         $ (1,704,861)         $2,821,957
                                     ==========           ===========         ============          ==========



Allowance for
Doubtful Notes
Receivable Accounts                Balance at             Additions                                  Balance
For the Year                        Beginning            Charged to                                  at End
Ended December 31,                   of Year               Expense             Deductions            of Year
------------------                   -------               -------             ----------            -------


         1998                        $  813,226           $   (30,701)          $ (100,000)         $  682,525
                                     ==========           ===========           ==========          ==========

         1999                        $  682,525           $   230,691           $       --          $  913,216
                                     ==========           ===========           ==========          ==========

         2000                        $  913,216           $   160,602           $   62,277          $1,136,095
                                     ==========           ===========           ==========          ==========


Note: Deductions include amounts to reflect the sale of CCD and DMP in the year 2000.

                                 EXHIBIT INDEX


         Exhibit     Description
         -------     -----------

          10.32 Second Amended and Restated Salary Continuation and Retirement Benefit Agreement dated June 30, 2000

          10.33      Amendment No. 9 to the St. John's Agreement, dated
                     April 28, 2000

          21.1       Registrant's Subsidiaries

          23.1       Consent of KPMG LLP