Form 10-Q
period 2001-03-31
DEVCON INTERNATIONAL CORP
filed 2001-05-14
CIK 28452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

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

         YES   __X__                        NO ______

As of May 10, 2001 the number of shares outstanding of the Registrant's Common Stock was 3,649,385.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                                      INDEX

                                                                                                     Page Number
                                                                                                     -----------

Part I.           Financial Information:


                  Condensed Consolidated Balance Sheets
                  March 31, 2001 (unaudited) and
                  December 31, 2000.................................................................        3-4


                  Condensed Consolidated Statements of Operations
                  Three Months Ended March 31, 2001 and 2000 (unaudited)............................          5


                  Condensed Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2001 and 2000
                  (unaudited).......................................................................        6-7


                  Notes to Condensed Consolidated Financial Statements (unaudited)..................        8-9


                  Management's Discussion and Analysis of
                  Financial Conditions and Results of
                  Operations........................................................................      10-14


Part II.          Other Information.................................................................         15

PART I.    Financial Information

-----------------------------------------------------------

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000

                                              March 31,          December 31,
                                                 2001               2000
                                             -----------         -----------
                                             (Unaudited)
Assets
------

Current assets:
   Cash                                     $    966,802         $  2,056,963
   Cash equivalents                            6,170,099            6,109,991
   Receivables, net                           12,227,858           13,800,628
   Costs in excess of billings
      and estimated earnings                     669,225            1,405,898
   Inventories                                 2,910,982            2,938,099
   Prepaid expenses and other assets             508,923              593,691
                                            ------------         ------------

         Total current assets                 23,453,889           26,905,270

Property, plant and equipment, net
   Land                                        1,455,045            1,455,045
   Buildings                                   1,217,706            1,217,706
   Leasehold improvements                      3,190,541            3,203,760
   Equipment                                  49,502,360           51,090,785
   Furniture and fixtures                        798,864              802,615
   Construction in process                     2,541,183            1,024,035
                                            ------------         ------------
                                              58,705,699           58,793,946
Less accumulated depreciation                (25,715,480)         (25,643,780)
                                            ------------         ------------
                                              32,990,219           33,150,166
Investments in unconsolidated
   joint ventures and affiliates                 284,485              281,819
Receivables, net                              10,342,489           10,797,177
Other assets                                   1,012,782            1,001,639
                                            ------------         ------------

Total assets                                $ 68,083,864         $ 72,136,071
                                            ============         ============

See accompanying notes to condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000
                                   (Continued)

                                                                March 31,          December 31,
                                                                   2001               2000
                                                               -----------         -----------
                                                               (Unaudited)

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
    Accounts payable, trade and other                         $  4,861,708         $  7,175,610
    Accrued expenses and other liabilities                       2,806,799            2,945,490
    Notes payable to banks                                         300,000              300,000
    Current installments of long-term debt                       1,398,950            1,501,656
    Billings in excess of costs and estimated earnings             102,557              535,547
    Income taxes payable                                           102,856              412,454
                                                              ------------         ------------
         Total current liabilities                               9,572,870           12,870,757

Long-term debt, excluding current installments                   2,218,056            2,464,834
Minority interest in consolidated subsidiaries                     437,288              474,444
Deferred income taxes                                              366,095              366,095
Deferred gain on sale of businesses                              2,070,858            2,070,859
Other liabilities                                                1,334,102            1,454,618
                                                              ------------         ------------
         Total liabilities                                      15,999,269           19,701,607

Stockholders' equity:
    Common stock                                                   383,628              383,628
    Additional paid-in capital                                  10,264,674           10,279,284
    Accumulated other comprehensive income-
       cumulative translation adjustment                        (2,439,679)          (2,037,502)
    Retained earnings                                           45,016,773           45,018,868
    Treasury stock                                              (1,140,801)          (1,209,814)
                                                              ------------         ------------

         Total stockholders' equity                             52,084,595           52,434,464
                                                              ------------         ------------

Commitments and contingencies

         Total liabilities and stockholders' equity           $ 68,083,864         $ 72,136,071
                                                              ============         ============

See accompanying notes to condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                         2001                 2000
                                                     ------------         ------------
Materials revenue                                    $ 11,167,816         $ 13,334,074
Construction revenue                                    2,048,673            2,402,928
                                                     ------------         ------------
       Total revenue                                   13,216,489           15,737,002

Cost of materials                                      (9,238,430)         (11,669,351)
Cost of construction                                   (2,071,671)          (2,056,205)
                                                     ------------         ------------
       Gross profit                                     1,906,388            2,011,446

Operating expenses:
   Selling, general and
      administrative expenses                          (2,250,973)          (3,335,426)
   Impairment of long-lived assets                             --             (627,536)
                                                     ------------         ------------
       Operating loss                                    (344,585)          (1,951,516)

Other income (deductions):
   Joint venture equity loss                                   --              (14,900)
   Gain on sale of equipment and property                  37,542               67,558
   Gain on sale of businesses                                  --           18,365,857
   Interest expense                                      (110,171)            (465,311)
   Interest and other income                              483,080              303,229
   Minority interest                                       37,156               87,295
                                                     ------------         ------------
                                                          447,607           18,343,728
                                                     ------------         ------------

       Income before income taxes                         103,022           16,392,212

Income tax expense                                        (54,063)            (601,022)
                                                     ------------         ------------

       Net income                                    $     48,959         $ 15,791,190
                                                     ============         ============

Earnings per share from continuing operations
Basic                                                $       0.01         $       3.94
                                                     ============         ============
Diluted                                              $       0.01         $       3.66
                                                     ============         ============

Weighted average number of shares outstanding
Basic                                                   3,671,855            4,012,995
                                                     ============         ============
Diluted                                                 4,007,059            4,315,963
                                                     ============         ============

See accompanying notes to condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                 2001                 2000
                                                             ------------         ------------
Cash flows from operating activities:
   Net income                                                $     48,959         $ 15,791,190
   Adjustments to reconcile net income
    to net cash provided by operating activities:
       Depreciation and amortization                            1,217,065            1,411,719
       Provision for doubtful accounts and notes                   61,898              220,589
       Impairment of long-lived assets                               --                627,536
       Gain on sale of equipment and property                     (37,542)             (67,558)
       Gain on sale of businesses                                    --            (18,365,857)
       Joint venture equity loss                                     --                 14,900
       Minority interest income                                   (37,156)             (87,295)

   Changes in operating assets and liabilities:

       Decrease (increase) in receivables, net                  1,492,352           (1,501,823)
       Decrease (increase) in costs in excess
          of billings and estimated earnings                      736,673             (812,322)
       Decrease in inventories                                      9,297              575,291
       Decrease in other current assets                            84,768              307,233
       Increase in other assets                                   (22,538)             (47,170)
       (Decrease) increase in accounts
          payable, accruals and other liabilities              (2,425,380)           1,507,036
       (Decrease) increase in billings in excess
          of costs and estimated earnings                        (432,990)             222,653
       (Decrease) increase in income taxes payable               (175,489)             646,509
       Decrease in other liabilities                             (120,518)            (453,417)
                                                             ------------         ------------
Net cash provided by (used in) operating activities          $    399,399         $    (10,786)
                                                             ------------         ------------

Cash flows from investing activities:

       Purchase of property, plant and equipment               (1,646,762)          (2,472,216)
       Proceeds from disposition of property,
          plant and equipment                                     400,209              205,367
       Proceeds from disposition of businesses                       --             22,157,321
       Payments received on notes                                 665,901              642,829
       Investment in unconsolidated joint ventures                 (2,666)             (11,000)
       Issuance of notes                                         (500,000)                --
       Purchase of treasury stock                                 (13,750)            (173,705)
                                                             ------------         ------------
Net cash (used in) provided by investing activities          $ (1,097,068)        $ 20,348,596
                                                             ------------         ------------

See accompanying notes to condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                   (Continued)

                                                                 2001                 2000
                                                             ------------         ------------
Cash flows from financing activities:
   Issuance of stock                                         $     17,100         $       --
   Proceeds from debt                                              12,551              884,644
   Principal payments on debt                                    (362,035)         (14,771,475)
   Net repayments from bank
       credit line and overdrafts                                    --               (625,000)
                                                             ------------         ------------

Net cash used in financing activities                        $   (332,384)        $(14,511,831)
                                                             ------------         ------------

Net (decrease) increase in cash and cash equivalents           (1,030,053)           5,825,979

Cash and cash equivalents, beginning of period                  8,166,954            6,144,252
                                                             ------------         ------------

Cash and cash equivalents, end of period                     $  7,136,901         $ 11,970,231
                                                             ============         ============

Supplemental disclosures of cash flow information


       Cash paid for:

          Interest                                           $    112,694         $    553,536
                                                             ============         ============

          Income taxes                                       $    227,286         $       --
                                                             ============         ============

See accompanying notes to condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                                   (Unaudited)

              Notes to Condensed Consolidated Financial Statements

The condensed consolidated financial statements include the accounts of Devcon International Corp. and its majority-owned subsidiaries (the "Company").

The accounting policies followed by the Company are set forth in Note (l) to the Company's financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2001 and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

Options to purchase 751,700 and 603,300 shares of common stock, at prices ranging from $1.50 to $6.75 per share, were outstanding for the quarters ended March 31, 2001 and 2000, respectively. Options to purchase 62,295 and 245,475 shares of common stock were outstanding for the quarters ended March 31, 2001 and 2000, respectively, at prices ranging from $6.25 to $14.00 per share, but these options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares. For additional disclosures regarding the outstanding employee stock options, see the 2000 Form 10-K.

Comprehensive (Loss) Income

The Company's total comprehensive (loss) income, comprised of net income and foreign currency translation adjustments, for the three month periods ended March 31, 2001 and 2000 were as follows:

                                                   2001           2000
                                               -----------     -----------
Net income                                     $    48,959     $15,791,190
Other comprehensive loss                          (402,177)       (360,911)
                                               -----------     -----------
       Total comprehensive (loss) income       $  (353,218)    $15,430,279
                                               ===========     ===========

Segment Reporting

The following sets forth the revenue and income before income taxes for each of the Company's business segments for the three months ended March 31, 2001 and 2000.

                                                   2001           2000
                                               ------------    -----------

Revenue (including intersegment)
    Materials revenue                          $11,230,200     $13,335,694
    Construction revenue                         2,077,220       2,557,090
    Elimination of inter-segment revenue           (90,931)       (155,782)
                                               -----------     -----------

          Total revenue                        $13,216,489     $15,737,002
                                               ===========     ===========

Operating income (loss)
     Materials                                 $   401,000     $(1,632,000)
     Construction                                 (418,000)        (53,000)
     Unallocated corporate overhead               (327,585)       (266,516)
                                               -----------     -----------

          Total operating loss                    (344,585)     (1,951,516)

Other income                                       447,607      18,343,728
                                               -----------     -----------

Income before income taxes                     $   103,022     $16,392,212
                                               ===========     ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

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

Comparison of Three Months Ended March 31, 2001 with Three Months Ended March 31, 2000

Revenue

The Company's revenue during the first quarter of 2001 was $13.2 million as compared to $15.7 million during the same period in 2000. This 16.0 percent decrease was primarily due to a decrease in materials revenue of $2.2 million coupled with a smaller decrease of $354,000 in construction.

The Company's materials division revenue decreased 16.2 percent to $11.2 million during the first quarter of 2001 as compared to $13.3 million for the same period in 2000, due primarily to the sale of the Company's operations in Dominica and to the effect of the termination of its cement distribution agreement on March 1, 2001. The Company's sale of aggregates increased by 18.4% to $4.9 million during the quarter, while the concrete and block sales both showed declining volumes, mainly in St. Maarten.

Revenue from the Company's construction division decreased by 14.7 percent to $2.0 million during the first quarter of 2001 as compared to $2.4 million for the same period in 2000. This decrease is mainly due to the fact that certain contracts on St. Croix, St. John and Antigua were completed, coupled with a delay in the startup of certain contracts on St. Croix and St. Maarten. The Company's backlog of unfilled portions of land development contracts at March 31, 2001 was $18.2 million, involving 7 projects. The backlog of one such project in the Bahamas amounted to $11.3 million. A Company subsidiary, the President, and a director of the Company are minority partners of the entity developing this project. The Company expects that most of this contract will not be completed during 2001. The project has not yet received its total financing and completion of the project is pending additional financing. The Company has been advised by this entity that it is finalizing the loan agreement with a bank, and has entered into a contract with a reputable hotel chain for management of the hotel being built. The loan agreement is subject to significant conditions that the entity is currently working on fulfilling. Until the financing transaction is consummated there is uncertainty whether or not the project will receive its final financing. The Company is monitoring the situation closely.

Cost of Materials

Cost of materials as a percentage of materials revenue decreased to 82.7 percent during the first quarter of 2001 from 87.5 percent for the same period in 2000. This cost decrease was due to improved operations on St. Martin and Antigua. Margins generated by the crusher and aggregate sales operations were improved substantially. The cement operations experienced a substantial reduction in sales, however, actual dollar margins remained at the same level as last year.

Cost of Construction

Cost of construction as a percentage of construction revenue increased to 101.1 percent during the first quarter of 2001 from 85.6 percent during the same period in 2000. This increase is primarily attributable to the low level of activity, the varying profitability levels of individual contracts and the stage of completion of such contracts.

Operating Expenses

Selling, general and administrative expense ("SG&A expense") decreased by 32.5 percent to $2.3 million for the first quarter of 2001 from $3.3 million for the same period in 2000. As a percentage of revenue, SG&A expense decreased to 17.0 percent during the first quarter as compared to 21.2 percent for the same period last year. The decrease in SG&A expense was primarily due to reduced labor cost, partly due to reduction in personnel and partly due to severance cost incurred in 2000. Bad debt expense decreased by $159,000. There was no impairment of long-lived assets in 2001 compared to an expense of $628,000 in 2000.

Operating Loss

The Company had an operating loss of $345,000 for the first quarter of 2001 as compared to $2.0 million for the same period in 2000. The Company's materials division operating income was $401,000 during the first quarter of 2001 compared to an operating loss of $1.6 million during the same period in 2000. This improvement is primarily attributable to decreased production costs in St. Martin and Antigua and lower administrative cost in St. Thomas and Antigua.

The Company's construction division had an operating loss of $418,000 during the first quarter of 2001 compared to $53,000 during the same period in 2000. This increased loss was primarily attributable to a decrease in sales volume, varying profitability levels of individual contracts, and the stage of completion of such contracts.

Other Income (Deductions)

Gain on sales of equipment and property was $38,000 compared to $68,000 for the same quarter last year. The Company had an $18.4 million gain on sale of businesses in the first quarter of 2000. Minority interest allocation of losses amounted to $37,000. Interest and other income increased in the first quarter of 2001 to $483,000 compared to $303,000 for the same period in 2000, primarily due to interest recognized on the note receivable from the Government of Antigua and Barbuda and interest earned on cash and cash equivalents. Interest expense decreased to $110,000 from $465,000 for the same quarter in 2000 due to repayments of debt during 2000 with proceeds received from the sale of certain operations in the first quarter of 2000.

Net Income

The Company had net income of $49,000 during the first quarter of 2001 as compared to $15.8 million during the same period in 2000.

Liquidity And Capital Resources

The Company generally funds its working capital needs from operations and bank borrowings. In the land development construction business, the Company must expend considerable funds for equipment, labor and supplies to meet the needs of particular projects. The Company's capital needs are greatest at the start of any new contract, since the Company generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is usually withheld as retainage until all work is complete, further increasing the need for capital. On occasion the Company has provided long-term financing to certain customers who have utilized its land development construction services. The Company has also provided financing for other business ventures from time to time. With respect to the Company's materials division, accounts receivable are typically outstanding for a minimum of 60 days and in some cases much longer. The nature of the Company's business requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs of such equipment.

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

As of March 31, 2001, the Company's liquidity and capital resources included cash and cash equivalents of $7.1 million and working capital of $13.9 million. As of March 31, 2001, total outstanding liabilities were $16.0 million. As of March 31, 2001, the Company had available lines of credit totaling $1.2 million.

Cash flows provided by operating activities for the three months ended March 31, 2001 were $399,000 compared with $11,000 used in operating activities for the same period in 2000. The primary use of cash for operating activities during the three months ended March 31, 2001 was a decrease in payables, accruals and other liabilities of $2.4 million and decreased billings in excess of costs and estimated earnings of $433,000, offset to a lesser extent by a decrease in receivables of $1.5 million and a decrease in costs in excess of billings and estimated earnings of $737,000.

Net cash used in investing activities was $1.1 million in the first three months of 2001. Purchases of property, plant and equipment were $1.6 million, and proceeds from sale of property, plant and equipment were $400,000. The Company issued new notes receivable for $500,000 and receipts on notes receivable were $666,000. The repurchase of Company stock was $14,000. Net cash used in financing activities was $332,000 in the first three months of 2001, consisting primarily of principal payment on debt.

The Company entered into a credit agreement with a Caribbean bank in November 1996 for credit of $7.0 million. One part of the credit agreement was a term loan for $6.0 million payable in monthly installments through November 2002. The Company repaid this loan in January 2000. The second part is a revolving line of credit of $1.0 million. The outstanding balance under this line of credit was $300,000 at March 31, 2001. The interest rate on indebtedness outstanding under the credit line is at a variable rate based on the prime rate. Various parcels of real property and other assets located in the United States Virgin Islands collateralize the credit agreement.

The Company has a $500,000 unsecured overdraft facility from a commercial bank in the Caribbean. The facility is due on demand and bears interest at 14.0 percent per annum. At March 31, 2001, the Company had no borrowings outstanding under this line.

The Company has borrowed approximately $2.1 million from the Company President. The note is unsecured and bears interest at prime rate. One million is due on demand, and $1.1 million is due on April 1, 2002. The President has the option of making the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires 15.0 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15.0 percent or more of the common stock.

The Company issued a loan in November 1999 for $1.0 million to a project in the Bahamas in which the President and one of the Company's directors are minority partners. The outstanding amount as of March 31, 2001 was $789,000. The loan is secured by equipment and personal guarantees of some of the project's owners.

The Company purchases equipment from time to time as needed for its ongoing business operations. The Company is currently replacing or upgrading some equipment (principally concrete trucks and quarry equipment) used by the materials division. This should result in net cash expenditure, after financing part of the equipment purchases, of approximately $4.0 million during 2001. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases on an individual asset basis. At March 31, 2001, amounts outstanding to these lenders totaled $1.2 million. These loans are typically repaid over a three to five-year term in monthly principal and interest installments. The Company believes it has available or can obtain sufficient financing for its contemplated equipment replacements and additions.

A significant portion of the Company's outstanding debt bears interest at variable rates. The Company could be negatively impacted by a substantial increase in interest rates.

Receivables at March 31, 2001 include a net balance of $7.5 million consisting of promissory notes due from the Government of Antigua and Barbuda, substantially all of which is classified as a long-term receivable. The gross balance of the notes is $30.5 million. The notes were restructured on April 28, 2000 and call for both quarterly and monthly principal and interest payments until maturity in 2015. The notes are paid from agreed upon sources, which consist of lease proceeds from a rental of a United States military base, fuel tax revenue, and proceeds from a real estate venture. Cash receipts for the three months ended March 31, 2001 were $290,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

PART II.  OTHER INFORMATION

---------------------------------------------

Item 1.       Legal Proceedings

              The Company is from time to time involved in routine litigation arising in the ordinary course of its business, primarily related to its construction activities.

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

              (a)      Exhibits

                       None

              (b)      Reports on Form 8-K:

                       None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:    May 14, 2001                             By:  /S/ JAN A. NORELID
                                                       -----------------------
                                                       Jan A. Norelid
                                                       Vice President - Finance
                                       16