Form 10-Q
period 2001-06-30
DEVCON INTERNATIONAL CORP
filed 2001-08-13
CIK 28452

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         YES     X                   NO ______
               -----

As of August 9, 2001 the number of shares outstanding of the Registrant's Common Stock was 3,612,585.

                          DEVCON INTERNATIONAL CORP.
                               AND SUBSIDIARIES

                                               INDEX

                                                                                                Page Number
                                                                                                -----------
Part I.      Financial Information:

             Condensed Consolidated Balance Sheets
             June 30, 2001 (unaudited) and
             December 31, 2000.................................................................        3-4

             Condensed Consolidated Statements of Operations
             Three and Six Months Ended June 30, 2001 and 2000 (unaudited).....................          5

             Condensed Consolidated Statements of Cash Flows
             Six Months Ended June 30, 2001 and 2000
             (unaudited).......................................................................        6-7

             Notes to Condensed Consolidated Financial Statements (unaudited)..................       8-10

             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations........................................................................      11-17

Part II.     Other Information.................................................................      18-19

PART I.    FINANCIAL INFORMATION

---------------------------------------------------

Item 1.  Financial Statements

                          DEVCON INTERNATIONAL CORP.
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                      June 30, 2001 and December 31, 2000
                                  (Unaudited)

                                               June 30,     December 31,
                                                 2001           2000
                                             ------------   ------------
Assets
------

Current assets:
 Cash                                        $    690,185   $  2,056,963
 Cash equivalents                               5,504,884      6,109,991
 Receivables, net                              15,553,454     13,800,628
 Costs in excess of billings
   and estimated earnings                         268,759      1,405,898
 Inventories                                    3,094,353      2,938,099
 Prepaid expenses and other assets              1,222,355        593,691
                                             ------------   ------------

     Total current assets                      26,333,990     26,905,270

Property, plant and equipment, net:
 Land                                           1,462,068      1,455,045
 Buildings                                      1,217,706      1,217,706
 Leasehold improvements                         3,226,363      3,203,760
 Equipment                                     49,686,450     51,090,785
 Furniture and fixtures                           784,947        802,615
 Construction in process                        2,761,718      1,024,035
                                             ------------   ------------
                                               59,139,252     58,793,946
Less accumulated depreciation                 (26,515,137)   (25,643,780)
                                             ------------   ------------
                                               32,624,115     33,150,166
Investments in unconsolidated
 joint ventures and affiliates                    312,437        281,819
Receivables, net                               10,332,796     10,797,177
Other assets                                    1,020,181      1,001,639
                                             ------------   ------------

Total assets                                 $ 70,623,519   $ 72,136,071
                                             ============   ============

See accompanying notes to condensed consolidated financial statements.

                          DEVCON INTERNATIONAL CORP.
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                      June 30, 2001 and December 31, 2000
                                  (Continued)
                                  (Unaudited)


                                                      June 30,     December 31,
                                                        2001           2000
                                                    -----------    -----------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
 Accounts payable, trade and other                  $ 4,644,991    $ 7,175,610
 Accrued expenses and other liabilities               2,641,509      2,945,490
 Notes payable to banks                                       -        300,000
 Current installments of long-term debt               1,868,544      1,501,656
 Billings in excess of costs and estimated earnings   2,257,450        535,547
 Income taxes payable                                   201,327        412,454
                                                    -----------    -----------
     Total current liabilities                       11,613,821     12,870,757

Long-term debt, excluding current installments        1,981,015      2,464,834
Minority interest in consolidated subsidiaries          417,412        474,444
Deferred income taxes                                   257,365        366,095
Deferred gain                                         2,083,075      2,070,859
Other liabilities                                     1,580,159      1,454,618
                                                    -----------    -----------
     Total liabilities                               17,932,847     19,701,607

Stockholders' equity:
 Common stock                                           381,128        383,628
 Additional paid-in capital                          10,198,092     10,279,284
 Accumulated other comprehensive income-
   cumulative translation adjustment                 (2,528,556)    (2,037,502)
 Retained earnings                                   45,757,009     45,018,868
 Treasury stock                                      (1,117,001)    (1,209,814)
                                                    -----------    -----------

     Total stockholders' equity                      52,690,672     52,434,464
                                                    -----------    -----------

Commitments and contingencies

     Total liabilities and stockholders' equity     $70,623,519    $72,136,071
                                                    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                          DEVCON INTERNATIONAL CORP.
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
               Three and Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

                                                   Three Months Ended             Six Months Ended
                                                 June 30,      June 30,       June 30,       June 30,
                                                   2001          2000           2001           2000
                                               -----------   ------------   ------------   ------------
Materials revenue                              $11,147,276   $ 12,750,073   $ 22,315,092   $ 26,084,147
Construction revenue                             3,438,751      3,743,953      5,487,424      6,146,881
                                               -----------   ------------   ------------   ------------
   Total revenue                                14,586,027     16,494,026     27,802,516     32,231,028

Cost of materials                               (8,874,234)   (10,579,470)   (18,112,664)   (22,248,821)
Cost of construction                            (2,786,169)    (2,908,987)    (4,857,840)    (4,965,192)
                                               -----------   ------------   ------------   ------------
   Gross profit                                  2,925,624      3,005,569      4,832,012      5,017,015

Operating expenses:
 Selling, general and administrative expenses   (2,708,255)    (2,885,825)    (4,959,228)    (6,221,251)
 Impairment of long-lived assets                         -              -              -       (627,536)
                                               -----------   ------------   ------------   ------------
   Operating income (loss)                         217,369        119,744       (127,216)    (1,831,772)

Other income (deductions):
 Joint venture equity gain (loss)                   25,312          6,534         25,312         (8,366)
 (Loss) gain on sale of equipment and property     (57,253)       (66,365)       (19,711)         1,193
 (Loss) gain on sale of businesses                       -        (53,512)             -     18,312,345
 Interest expense                                 (103,806)      (189,169)      (213,977)      (654,480)
 Interest and other income                         828,639        788,421      1,311,719      1,091,650
 Minority interest                                  19,876         37,391         57,032        124,686
                                               -----------   ------------   ------------   ------------
                                                   712,768        523,300      1,160,375     18,867,028

   Income before income taxes                      930,137        643,044      1,033,159     17,035,256

Income tax (expense) benefit                       (60,108)        27,843       (114,171)      (573,179)
                                               -----------   ------------   ------------   ------------

   Net income                                  $   870,029   $    670,887   $    918,988   $ 16,462,077
                                               ===========   ============   ============   ============

Earnings per share from continuing operations
   Basic                                       $      0.24   $       0.17   $       0.25   $       4.16
                                               ===========   ============   ============   ============
   Diluted                                     $      0.22   $       0.16   $       0.23   $       3.81
                                               ===========   ============   ============   ============
Weighted average number of outstanding
 Basic                                           3,651,893      3,904,926      3,661,874      3,958,961
                                               ===========   ============   ============   ============
 Diluted                                         3,991,468      4,252,450      3,999,264      4,322,686
                                               ===========   ============   ============   ============

See accompanying notes to condensed consolidated financial statements

                          DEVCON INTERNATIONAL CORP.
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

                                                         2001          2000
                                                     ------------  ------------
Cash flows from operating activities:
 Net income                                          $   918,988   $ 16,462,077
 Adjustments to reconcile net income
  to net cash provided by (used in) operating
   activities:
   Depreciation and amortization                       2,529,641      2,653,903
   Provision for doubtful accounts and notes             141,345        152,025
   Impairment of long-lived assets                             -        627,536
   Loss (gain) on sale of equipment and property          19,711         (1,193)
   Gain on sale of businesses                                  -    (18,312,345)
   Joint venture equity (gain) loss                      (25,312)         8,366
   Minority interest in loss of subsidiary               (57,032)      (124,686)
   Deferred income taxes benefit                         (88,042)             -

 Changes in operating assets and liabilities:
   Increase in receivables                            (2,536,607)    (4,314,181)
   Decrease (increase) in costs in excess
     of billings and estimated earnings                1,137,139       (984,123)
   (Increase) decrease in inventories                   (212,319)       486,216
   Increase in other current assets                     (649,352)      (276,360)
   Increase in other assets                              (45,075)        (2,386)
   (Decrease) increase in accounts
     payable, accruals and other liabilities          (2,537,117)     2,677,893
   Increase in billings in excess
     of costs and estimated earnings                   1,721,903        200,604
   (Decrease) increase in income taxes payable           (30,866)       521,791
   Increase (decrease) in deferred gain
     and other liabilities                               137,755        (42,063)
                                                     -----------   ------------
Net cash provided by (used in) operating activities  $   424,760   $   (266,926)
                                                     -----------   ------------

Cash flows from investing activities:
   Purchases of property, plant and equipment         (2,983,359)    (3,034,508)
   Proceeds from sale of property and equipment          135,950        506,558
   Proceeds from disposition of businesses                     -     23,196,405
   Payments received on notes                          1,096,109      1,297,982
   Investment in unconsolidated joint ventures            (5,306)       (18,295)
   Issuance of notes                                    (275,000)             -
   Purchase of treasury stock                           (198,125)    (1,275,448)
                                                     -----------   ------------

Net cash (used in) provided by investing activities  $(2,229,731)  $ 20,672,694
                                                     -----------   ------------


See accompanying notes to condensed consolidated financial statements.

                          DEVCON INTERNATIONAL CORP.
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

                                  (Continued)

                                                            2001          2000
                                                        -----------   ------------
Cash flows from financing activities:
 Issuance of stock                                      $    26,400   $          -
 Proceeds from debt                                         940,698        810,388
 Principal payments on debt                                (834,012)   (16,232,669)
 Net repayments of bank
   credit line and overdrafts                              (300,000)      (625,000)
                                                        -----------   ------------

Net cash used in financing activities                   $  (166,914)  $(16,047,281)
                                                        -----------   ------------

Net (decrease) increase in cash and cash equivalents     (1,971,885)     4,358,487

Cash and cash equivalents, beginning of period            8,166,954      6,144,252
                                                        -----------   ------------

Cash and cash equivalents, end of period                $ 6,195,069   $ 10,502,739
                                                        ===========   ============

Supplemental disclosures of cash flow information

   Cash paid for:

     Interest                                           $   218,257   $    750,084
                                                        ===========   ============

     Income taxes                                       $   229,013   $     47,666
                                                        ===========   ============

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2001 and the results of its operations and cash flows for the three and six months ended June 30, 2001 and 2000.

The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Earnings Per Share
------------------

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

Options to purchase 748,500 and 776,300 shares of common stock, at prices ranging from $1.50 to $6.75 per share, were outstanding for the quarters ended June 30, 2001 and 2000, respectively. Options to purchase 66,295 and 71,475 shares of common stock were outstanding for the quarters ended June 30, 2001 and 2000, respectively, at prices ranging from $7.00 to $14.00 per share, but these options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares. For additional disclosures regarding the outstanding employee stock options, see the 2000 Form 10-K.

Comprehensive Income
--------------------

The Company's total comprehensive income, comprised of net income and foreign currency translation adjustments, for the three and six month periods ended June 30, 2001 and 2000 were as follows:

                                      Three Months Ended        Six Months Ended
                                      June 30,   June 30,    June 30,     June 30,
                                        2001       2000        2001         2000
                                      --------    --------  ---------   -----------
Net income                            $870,029    $670,887  $ 918,988   $16,462,077
Other comprehensive (loss) income      (88,877)     27,550   (491,054)     (333,361)
                                      --------    --------  ---------   -----------
   Total comprehensive income         $781,152    $698,437  $ 427,934   $16,128,716
                                      ========    ========  =========   ===========

Segment Reporting
-----------------

The following sets forth the revenue and income before income taxes for each of the Company's business segments for the three and six months ended June 30, 2001 and 2000.


                                         Three Months Ended           Six Months Ended
                                       June 30,      June 30,      June 30,      June 30,
                                         2001          2000          2001          2000
                                     -----------   -----------   -----------   -----------
Revenue (including intersegment)
 Materials revenue                   $11,183,600   $13,105,746   $22,413,800   $26,441,440
 Construction revenue                  3,476,019     3,660,943     5,553,239     6,218,033
 Elimination of inter-segment
   revenue                              (373,592)     (272,663)     (164,523)     (428,445)
                                     -----------   -----------   -----------   -----------

     Total revenue                   $14,586,027   $16,494,026   $27,802,516   $32,231,028

Operating income (loss)
  Materials                          $   164,000   $   (87,000)  $   566,000   $(1,719,000)
  Construction                           365,000       467,000       (53,000)      414,000
  Unallocated corporate
   overhead                             (311,631)     (260,256)     (640,216)     (526,772)
                                     -----------   -----------   -----------   -----------

    Total operating income (loss)        217,369       119,744      (127,216)   (1,831,772)

Other income, net                        712,768       523,300     1,160,375    18,867,028
                                     -----------   -----------   -----------   -----------

Income before income taxes           $   930,137   $   643,044   $ 1,033,159   $17,035,256
                                     ===========   ===========   ===========   ===========

Recent Pronouncements
---------------------

In June 1999, the FASB issued Statement of Financial Accounting Standards ("SFAS") Nos. 137 and 138, which amends the effective date of SFAS No. 133, "Accounting for Derivative

Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS Nos. 133 and 138 are effective for all fiscal quarters of the fiscal years beginning after June 15, 2000. The company's adoption of SFAS Nos. 133 and 138 on January 1, 2001 did not have an impact on its condensed consolidated financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company adopted SAB 101 beginning October 1, 2000. The adoption of SAB 101 did not have an impact on the company's condensed consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS 141 is effective immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS 142 is effective January 1, 2002. Furthermore, any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS 142. SFAS 141 will require upon adoption of SFAS 142 that goodwill acquired in a prior purchase business combination be evaluated and any necessary reclassifications be made in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principle in the first interim period. We do not expect the adoption of these standards to have a material impact on the company's condensed consolidated financial statements.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Three Months Ended June 30, 2001 with Three Months Ended June 30, 2000

Revenue

The Company's revenue during the second quarter of 2001 was $14.6 million as compared to $16.5 million during the same period in 2000. This 11.6 percent decrease was primarily due to a decrease in materials revenue of $1.6 million coupled with a smaller decrease of $305,000 in construction revenue.

The Company's materials division revenue decreased 12.6 percent to $11.1 million during the second quarter of 2001 as compared to $12.8 million for the same period in 2000, due primarily to a decrease of $2.3 million in cement sales as a result of the termination of its cement distribution agreement with Union Maritima Internacional, S.A. ("UMAR") on March 1, 2001, partially offset by an increase in aggregate sales. The Company does not expect to recapture any cement distribution business that has been discontinued. The Company's sale of aggregates increased by 27.0 percent to $5.1 million during the quarter, while block sales showed declining volumes in Antigua and St. Martin.

Revenue from the Company's construction division decreased 8.2 percent to $3.4 million during the second quarter of 2001 as compared to $3.7 million for the same period in 2000. This decrease is mainly due to substantial reductions in activity on St. Croix and Antigua , which was partially offset by a large dredging contract on St. Maarten that started in the second quarter. The Company's backlog of unfilled portions of land development contracts at June 30, 2001 was $18.0 million, involving 6 projects. The backlog of one such project in the Bahamas amounted to $10.1 million. A Company subsidiary, the President, and a director of the Company are minority partners of the entity developing this project. The Company expects that most of this contract will not be completed during 2001. The project has not yet received its total financing and completion of the project is pending additional financing. The Company has been advised by this entity that it is finalizing the loan agreement with a bank, and has entered into a contract with a reputable hotel chain for management of the hotel being built. The loan agreement is subject to significant conditions that the entity is currently working on fulfilling. Until the financing transaction is consummated there is uncertainty whether or not the project will receive its final financing. The Company is monitoring the situation closely.

Cost of Materials

Cost of materials as a percentage of materials revenue decreased to 79.6 percent during the second quarter of 2001 from 83.0 percent for the same period in 2000. This cost decrease was due to improved margins on the sale of cement. Gross margin as a percent of sales on all other products remained approximately the same.

Cost of Construction

Cost of construction as a percentage of construction revenue increased to 81.0 percent during the second quarter of 2001 from 77.7 percent during the same period in 2000. This increase is primarily attributable to the low level of activity, the varying profitability levels of individual contracts and the stage of completion of such contracts.

Operating Expenses

Selling, general and administrative expense ("SG&A expense") decreased by 6.2 percent to $2.7 million for the second quarter of 2001 from $2.9 million for the same period in 2000. The decrease in SG&A expense was primarily due to reduced legal fees, offset to a smaller extent by an increase in bad debt expense. As a percentage of revenue, SG&A expense increased to 18.6 percent during the second quarter as compared to 17.5 percent for the same period last year. This increase was due to the reduction in sales explained above. The Company was not able to diminish pro-rata its SG&A expense. SG&A expense for the cement business is substantially smaller compared to the rest of the Company's businesses.

Operating Income

The Company had operating income of $217,000 for the second quarter of 2001 as compared to $120,000 for the same period in 2000. The Company's materials division operating income was $164,000 during the second quarter of 2001 compared to an operating loss of $87,000 during the same period in 2000. This improvement is primarily attributable to improved volumes in St. Croix, lower production cost in Antigua, and reduced administrative cost in St. Thomas, offset to a lesser extent by losses from lower volumes in St. Martin and higher production costs in Puerto Rico and the reduction of income due to the termination of the cement distribution agreements on March 1, 2001.

The Company's construction division had operating income of $365,000 during the second quarter of 2001 compared to $467,000 during the same period in 2000. This decrease was primarily attributable to a decrease in sales volume, varying profitability levels of individual contracts, and the stage of completion of such contracts.

Other Income (Deductions)

Loss on sale of equipment and property was $57,000 compared to $66,000 for the same quarter last year. The Company had a loss of $54,000 on sale of businesses in the second quarter of 2000. Interest and other income increased in the second quarter of 2001 to $829,000 compared to $788,000 for the same period in 2000, primarily due to an increase in the interest recognized on the note receivable from the Government of Antigua and Barbuda. Interest expense decreased to $104,000 from $189,000 for the same quarter in 2000.

Net Income

The Company had net income of $870,000 during the second quarter of 2001 as compared to $671,000 during the same period in 2000.

Comparison of Six Months Ended June 30, 2001 with Six Months Ended June 30, 2000

Revenue

The Company's revenue during the first six months of 2001 was $27.8 million as compared to $32.2 million during the same period in 2000. This 13.7 percent decrease was primarily due to a decrease in materials revenue of $3.8 million coupled with a smaller decrease of $659,000 in construction revenue.

The Company's materials division revenue decreased 14.4 percent to $22.3 million during the first six months of 2001 as compared to $26.1 million for the same period in 2000, due primarily to the sale of the Company's cement terminals in February 2000 and to the effect of the termination of its cement distribution agreement with UMAR on March 1, 2001. The Company revenue from cement was reduced to $2.0 million from $5.3 million during the same period last year. The sale of the operations in Dominica reduced revenue by $946,000. The Company's sale of aggregates increased by 24.8% to $10.1 million during the quarter, while the concrete and block sales both showed declining volumes, mainly in St. Maarten.

Revenue from the Company's construction division decreased by 10.7 percent to $5.5 million during the first six months of 2001 as compared to $6.1 million for the same period in 2000. This decrease is mainly due to the completion of certain contracts on St. Croix, St. John and Antigua, coupled with a delay in the startup of certain new contracts on St. Croix. The Company's backlog of unfilled portions of land development contracts at June 30, 2001 was $18.0 million, involving 6 projects. The backlog of one such project in the Bahamas amounted to $10.1 million. A Company subsidiary, the President, and a director of the Company are minority partners of the entity developing this project. The Company expects that most of this contract will not be completed during 2001. The project has not yet received its total financing and completion of the project is pending additional financing. The Company has been advised by this entity that it is finalizing the loan agreement with a bank, and has entered into a contract with a reputable hotel chain for management of the hotel being built. The loan agreement is subject to significant conditions that the entity is currently working on fulfilling. Until the financing transaction is consummated there is uncertainty whether or not the project will receive its final financing. The Company is monitoring the situation closely.

Cost of Materials

Cost of materials as a percentage of materials revenue decreased to 81.2 percent during the first six months of 2001 from 85.3 percent for the same period in 2000. This cost decrease was due to lower production costs and improved margins in Antigua and St. Thomas, improved volumes and margins in St. Croix, offset to a lesser extent by higher production costs in Puerto Rico.

Cost of Construction

Cost of construction as a percentage of construction revenue increased to 88.5 percent during the first six months of 2001 from 80.8 percent during the same period in 2000. This increase is primarily attributable to lower level of activity, the varying profitability levels of individual contracts and the stage of completion of such contracts.

Operating Expenses

Selling, general and administrative expense ("SG&A expense") decreased by 20.3 percent to $5.0 million for the first six months of 2001 from $6.2 million for the same period in 2000. The decrease in SG&A expense was primarily due to reduced labor costs, partly due to a reduction in personnel, to severance cost incurred in 2000 and to reduced legal and consulting fees and operational taxes in 2001. There was no impairment of long-lived assets in 2001 compared to impairment expense of $628,000 in 2000. As a percentage of revenue, SG&A expense decreased to 17.8 percent during the first six months of 2001 as compared to
19.3 percent for the same period last year. This decrease was primarily attributable to high expenses in the first quarter 2000, offset by a reduction in revenue as previously discussed.

Operating Loss

The Company had operating loss of $127,000 for the first six months of 2001 compared to $1.8 million for the same period in 2000. The Company's materials division operating income was $566,000 during the first six months of 2001 compared to an operating loss of $1.7 million during the same period in 2000. This improvement is primarily attributable to decreased production costs in St. Martin and Antigua, improved volumes in St. Croix and lower administrative cost in St. Thomas and Antigua, offset to a lesser extent by the reduction of income from the cement terminals sold in February 2000.

The Company's construction division had operating loss of $53,000 during the first six months of 2001 compared to income of $414,000 during the same period in 2000. This decline was primarily attributable to a decrease in sales volume, varying profitability levels of individual contracts, and the stage of completion of such contracts.

Other Income (Deductions)

The primary reason for the reduction in other income (deductions) in the first six months of 2001 compared to the same period in 2000 was the gain on sale of businesses of $18.4 million recorded in the first quarter of 2000.

Loss on sale of equipment and property was $20,000 compared to a gain of $1,000 for the same period last year. Minority interest allocation of losses amounted to $57,000 compared to $125,000 for the same period last year. Interest and other income increased in the second quarter of 2001 to $1.3 million compared to $1.1 million for the same period in 2000, primarily due to increased interest recognized on the note receivable from the Government of Antigua and Barbuda. Interest expense decreased to $214,000 from $654,000 for the same period in 2000 due to repayments of debt during 2000 with proceeds received from the sale of certain operations in the first quarter of 2000.

Net Income

The Company had net income of $919,000 for the first six months of 2001 as compared to $16.5 million for the same period in 2000.

Liquidity And Capital Resources

The Company generally funds its working capital needs from operations and bank borrowings. In the land development construction business, the Company must expend considerable funds for equipment, labor and supplies to meet the needs of particular projects. The Company's capital needs are greatest at the start of any new contract, since the Company generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is usually withheld as retainage until all work is complete, further increasing the need for capital. During the second quarter 2001 the Company provided long-term financing in the amount of $1.4 million to certain customers who utilized its land development construction services. The Company has also provided financing for other business ventures from time to time. With respect to the Company's materials division, accounts receivable are typically outstanding for a minimum of 60 days and in some cases much longer. The nature of the Company's business requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs of such equipment.

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

As of June 30, 2001, the Company's liquidity and capital resources included cash and cash equivalents of $6.2 million and working capital of $14.7 million. As of June 30, 2001, total outstanding liabilities were $17.9 million. As of June 30, 2001, the Company had available lines of credit totaling $1.0 million.

Cash flows provided by operating activities for the six months ended June 30, 2001 were $425,000 compared with $267,000 used in operating activities for the same period in 2000. The primary use of cash for operating activities during the six months ended June 30, 2001 was a decrease in payables, accruals and other liabilities of $2.5 million and an increase in receivables of $2.5 million, offset to a lesser extent by increased billings in excess of costs and estimated earnings of $1.7 million and a decrease in costs in excess of billings and estimated earnings of $1.1 million.

Net cash used in investing activities was $2.2 million in the first six months of 2001. Purchases of property, plant and equipment were $3.0 million, and proceeds from sale of property, plant and equipment were $136,000. The Company issued new notes receivable for $275,000 and receipts on notes receivable were $1.1 million. The repurchase of Company stock was $198,000. Net cash used in financing activities was $167,000 for the first six months of 2001, consisting primarily of principal payments on debt.

The Company entered into a credit agreement with a Caribbean bank in November 1996 for credit of $7.0 million. One part of the credit agreement was a term loan for $6.0 million payable in monthly installments through November 2002. The Company repaid this loan in January 2000. The second part was a revolving line of credit of $1.0 million. The Company did not renew the credit line at the annual renewal in June. The Company entered into a new unsecured credit line of $1.0 million in May 2001 with First Union Bank in Florida. There was no outstanding balance as of June 30, 2001. The interest rate on indebtedness outstanding under the credit line is at a rate variable with Libor.

The Company has borrowed approximately $2.1 million from the Company President. The note is unsecured and bears interest at the prime rate. Eight hundred thousand dollars is due on demand, and $1.3 million is due on July 1, 2002. The President has the option of making the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires
15.0 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15.0 percent or more of the common stock.

The Company issued a loan in November 1999 for $1.0 million to a partnership developing a project in the Bahamas in which the President and one of the Company's directors are minority partners. The outstanding amount as of June 30, 2001 was $738,000. The loan is secured by equipment and personal guarantees of some of the partners. In addition, the outstanding receivable, net of billings in excess of cost and estimated earnings was $2.8 million as of June 30, 2001. Subsequent to the June 30, the Company has received payments of $1.2 million.

The Company purchases equipment from time to time as needed for its ongoing business operations. The Company is currently replacing or upgrading some equipment (principally concrete trucks and quarry equipment) used by the materials division. This should result in net cash expenditures, after financing part of the equipment purchases, of approximately $4.0 million during 2001. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases on an individual asset basis. At June 30, 2001, amounts outstanding to these lenders totaled $827,000. These loans are typically repaid over a three to five-year term in monthly principal and interest installments. The Company believes it has available or can obtain sufficient financing for its contemplated equipment replacements and additions.

A significant portion of the Company's outstanding debt bears interest at variable rates. The Company could be negatively impacted by a substantial increase in interest rates.

Receivables at June 30, 2001 include a net balance of $7.5 million consisting of promissory notes due from the Government of Antigua and Barbuda, substantially all of which is classified as a long-term receivable. The gross balance of the notes is $30.3 million. The notes were restructured on April 28, 2000 and call for both quarterly and monthly principal and interest payments until maturity in 2015. The notes are paid from agreed upon sources, which consist of lease proceeds from a rental of a United States military base, fuel tax revenue, and proceeds from a real estate venture. Cash receipts for the six months ended June 30, 2001 were $1.2 million.

Item 3.   Quantative and Qualitative Disclosures about Market Risk

The Company is exposed to financial market risks due primarily to changes in interest rates, which it manages primarily by managing the maturities of its financial instruments. The Company does not use derivatives to alter the interest characteristics of its financial instruments.

The Company has significant operations overseas. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. The foreign functional currencies that the Company deals with are Netherlands Antilles Guilders, Eastern Caribbean Units and French Francs. The first two are pegged to the U.S. dollar and have remained fixed for many years.

PART II. OTHER INFORMATION

________________________________

Item 1.  Legal Proceedings
         -----------------

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

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         The Company held its Annual Shareholders Meeting on June 8, 2001. The issues submitted to a vote of the security holders and the results of the voting are as follows:

         1)  Election of five directors

                                                  For               Withheld
                                                  ---               --------
               Jose A. Bechara, Jr., Esq.      3,497,695               610
               Richard L. Hornsby              3,497,695               610
               Robert L. Kester                3,497,695               610
               W. Douglas Pitts                3,497,695               610
               Donald L. Smith, Jr.            3,497,695               610
               Robert A. Steele                3,497,695               610

               The Board consists of six directors. All nominees were elected to serve for a one-year period.

         2) Proposal to ratify the appointment of KPMG LLP as the Company's auditor for 2001

                         For            Against           Withheld
                         ---            -------           --------
                     3,498,1056           100                100

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K:

              None

                                  SIGNATURES
                                  ----------


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date: August 13, 2001                        By: /S/ JAN A. NORELID
                                                 ------------------
                                                 Jan A. Norelid
                                                 Vice President - Finance