Form 10-Q
period 2001-09-30
DEVCON INTERNATIONAL CORP
filed 2001-11-13
CIK 28452

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

    YES     X             NO ______
          -----

As of November 6, 2001 the number of shares outstanding of the Registrant's Common Stock was 3,582,585.

                          DEVCON INTERNATIONAL CORP.
                               AND SUBSIDIARIES



                                      INDEX

                                                                                       Page Number
                                                                                       -----------
Part I.   Financial Information:

          Condensed Consolidated Balance Sheets
          September 30, 2001 and December 31, 2000 (Unaudited).......................          3-4

          Condensed Consolidated Statements of Operations
          Three and Nine months Ended September 30, 2001 and 2000 (unaudited)........            5

          Condensed Consolidated Statements of Cash Flows
          Nine months Ended September 30, 2001 and 2000 (unaudited)..................          6-7

          Notes to Condensed Consolidated Financial Statements (unaudited)...........         8-11

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations..............................        12-19

          Quantitative and Qualitative Disclosures About Market Risk.................           19

Part II.  Other Information..........................................................           20

See accompanying notes to condensed consolidated financial statements

PART I.    FINANCIAL INFORMATION

________________________________________________________

Item 1.  Financial Statements

                          DEVCON INTERNATIONAL CORP.
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                   September 30, 2001 and December 31, 2000
                                  (Unaudited)

                                       September 30,   December 31,
                                           2001            2000
                                       -------------   ------------
ASSETS
------
Current assets:
 Cash                                   $  1,654,946   $  2,056,963
 Cash equivalents                          5,822,616      6,109,991
 Receivables, net                         13,669,362     13,800,628
 Costs and estimated earnings
   in excess of billings                     581,051      1,405,898
 Inventories                               3,616,245      2,938,099
 Prepaid expenses and other assets           946,495        593,691
                                        ------------   ------------

     Total current assets                 26,290,715     26,905,270

Property, plant and equipment, net:
 Land                                      1,462,068      1,455,045
 Buildings                                 1,219,572      1,217,706
 Leasehold improvements                    3,177,933      3,203,760
 Equipment                                49,478,811     51,090,785
 Furniture and fixtures                      683,129        802,615
 Construction in process                   3,049,584      1,024,035
                                        ------------   ------------
                                          59,071,097     58,793,946

Less accumulated depreciation            (27,239,050)   (25,643,780)
                                        ------------   ------------
                                          31,832,047     33,150,166

Investments in unconsolidated
 joint ventures and affiliates               314,655        281,819
Receivables, net                           9,954,650     10,797,177
Other assets                               1,026,197      1,001,639
                                        ------------   ------------

Total assets                            $ 69,418,264   $ 72,136,071
                                        ============   ============

See accompanying notes to condensed consolidated financial statements

                          DEVCON INTERNATIONAL CORP.
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                   September 30, 2001 and December 31, 2000
                                  (Continued)
                                  (Unaudited)

                                                       September 30,   December 31,
                                                           2001            2000
                                                       -------------   ------------
LIABILITIES AND STOCKHOLDERS EQUITY
-----------------------------------

Current liabilities:
 Accounts payable, trade and other                      $ 4,345,041     $ 7,175,610
 Accrued expenses and other liabilities                   2,839,181       2,945,490
 Notes payable to banks                                           -         300,000
 Current installments of long-term debt                     871,926       1,501,656
 Billings in excess of costs and estimated earnings       1,306,967         535,547
 Income taxes payable                                       201,327         412,454
                                                        -----------     -----------
     Total current liabilities                            9,564,442      12,870,757

Long-term debt, excluding current installments            2,796,881       2,464,834
Minority interest in consolidated subsidiaries              422,646         474,444
Deferred income taxes                                       195,864         366,095
Deferred gain                                             1,070,858       2,070,859
Other liabilities                                         1,731,051       1,454,618
                                                        -----------     -----------
     Total liabilities                                   15,781,742      19,701,607

Stockholders' equity:
 Common stock                                               374,128         383,628
 Additional paid-in capital                              10,010,789      10,279,284
 Accumulated other comprehensive income-
   cumulative translation adjustment                     (2,244,249)     (2,037,502)
 Retained earnings                                       46,612,855      45,018,868
 Treasury stock                                          (1,117,001)     (1,209,814)
                                                        -----------     -----------

     Total stockholders' equity                          53,636,522      52,434,464
                                                        -----------     -----------

Commitments and contingencies

     Total liabilities and stockholders' equity         $69,418,264     $72,136,071
                                                        ===========     ===========

See accompanying notes to condensed consolidated financial statements

                          DEVCON INTERNATIONAL CORP.
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
            Three and Nine months Ended September 30, 2001 and 2000
                                  (Unaudited)

                                                      Three Months Ended            Nine months Ended
                                                   Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                                                     2001           2000           2001           2000
                                                  -----------   ------------   ------------   ------------
Materials revenue                                 $ 9,418,267   $ 13,005,240   $ 31,733,359   $ 39,089,387
Construction revenue                                5,254,363      4,427,890     10,741,787     10,574,771
                                                  -----------   ------------   ------------   ------------
   Total revenue                                   14,672,630     17,433,130     42,475,146     49,664,158
                                                  -----------   ------------   ------------   ------------

Cost of materials                                  (7,433,577)   (10,485,724)   (25,546,241)   (32,734,545)
Cost of construction                               (3,906,860)    (3,338,898)    (8,764,700)    (8,304,090)
                                                  -----------   ------------   ------------   ------------
   Gross profit                                     3,332,193      3,608,508      8,164,205      8,625,523

Operating expenses:
 Selling, general and administrative expenses      (3,146,928)    (2,809,345)    (8,106,156)    (9,030,596)
 Impairment of long-lived assets                            -              -              -       (627,536)
                                                  -----------   ------------   ------------   ------------
   Operating income (loss)                            185,265        799,163         58,049     (1,032,609)
Other income (deductions):
 Joint venture equity gain (loss)                       2,218           (829)        27,530         (9,195)
 Gain (loss) on sale of equipment and property         37,310         (6,018)        17,599         (4,825)
 Gain on sale of businesses                                 -              -              -     18,312,345
 Interest expense                                    (110,008)      (131,221)      (323,985)      (785,701)
 Interest and other income                            886,126        986,574      2,197,845      2,078,224
 Minority interest                                     (5,234)       101,389         51,798        226,075
                                                  -----------   ------------   ------------   ------------
                                                      810,412        949,895      1,970,787     19,816,923
                                                  -----------   ------------   ------------   ------------

   Income before income taxes                         995,677      1,749,058      2,028,836     18,784,314

Income tax benefit (expense)                           40,822       (165,439)       (73,349)      (738,618)
                                                  -----------   ------------   ------------   ------------
   Net income                                     $ 1,036,499   $  1,583,619   $  1,955,487   $ 18,045,696
                                                  ===========   ============   ============   ============

Earnings per share from continuing operations
   Basic                                          $      0.29          $0.42          $0.54          $4.63
                                                  ===========   ============   ============   ============
   Diluted                                        $      0.26          $0.39          $0.49          $4.24
                                                  ===========   ============   ============   ============

Weighted average number of shares outstanding
   Basic                                            3,618,455      3,763,182      3,647,401      3,893,701
Effect of dilutive securities: Options                335,222        349,955        336,667        359,135
                                                  -----------   ------------   ------------   ------------
   Diluted                                          3,953,677      4,113,137      3,984,068      4,252,836
                                                  ===========   ============   ============   ============

See accompanying notes to condensed consolidated financial statements

                          DEVCON INTERNATIONAL CORP.
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                 Nine months Ended September 30, 2001 and 2000
                                  (Unaudited)


                                                                2001           2000
                                                            ------------   ------------
Cash flows from operating activities:
 Net income                                                  $ 1,955,487   $ 18,045,696
 Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
   Noncash stock compensation                                    127,843              -
   Depreciation and amortization                               3,673,679      3,901,960
   Provision for doubtful accounts and notes                     135,112        299,585
   Impairment of long-lived assets                                     -        627,536
   (Gain) loss on sale of equipment and property                 (17,599)         4,825
   Gain on sale of businesses                                          -    (18,312,345)
   Joint venture equity (gain) loss                              (27,530)         9,195
   Minority interest in loss of subsidiary                       (51,798)      (226,075)
   Deferred income taxes benefit                                (130,064)             -
 Changes in operating assets and liabilities:
   Increase in receivables                                    (1,253,798)    (5,510,989)
   Decrease (increase) in costs and estimated
     earnings in excess of billings                              824,847       (581,882)
   Increase in inventories                                      (677,164)      (107,296)
   Increase in other current assets                             (392,971)      (148,984)
   Increase in other assets                                      (67,613)        (8,972)
   (Decrease) increase in accounts
     payable, accruals and other liabilities                  (2,342,949)     2,758,453
   Increase in billings in excess
     of costs and estimated earnings                             771,420        506,893
   (Decrease) increase in income taxes payable                   (30,866)       154,491
   Increase (decrease) in deferred gain
     and other liabilities                                       276,431        (39,441)
                                                             -----------   ------------
Net cash provided by operating activities                    $ 2,772,467   $  1,372,650
                                                             -----------   ------------

Cash flows from investing activities:
   Purchases of property, plant and equipment                $(3,891,409)  $ (3,875,417)
   Proceeds from sale of property and equipment                  137,806        608,811
   Proceeds from disposition of businesses                             -     23,196,405
   Payments received on notes                                  1,622,141      1,582,967
   Investment in unconsolidated joint ventures                    (5,306)       (20,598)
   Issuance of notes                                            (294,000)      (414,000)
                                                             -----------   ------------

   Net cash (used in) provided by investing activities       $(2,430,768)  $ 21,078,168
                                                             -----------   ------------

See accompanying notes to condensed consolidated financial statements.

                          DEVCON INTERNATIONAL CORP.
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                 Nine months Ended September 30, 2001 and 2000
                                  (Unaudited)

                                  (Continued)

                                                                   2001               2000
                                                                -----------       ------------
Cash flows from financing activities:
 Issuance of stock                                              $    26,400       $     28,800
 Purchase of treasury stock                                        (700,925)        (2,169,606)
 Proceeds from debt                                               1,891,295            810,389
 Principal payments on debt                                      (1,947,861)       (18,062,118)
 Net repayments of bank
   credit line and overdrafts                                      (300,000)          (625,000)
                                                                -----------       ------------

Net cash used in financing activities                           $(1,031,091)      $(20,017,535)
                                                                -----------       ------------

Net (decrease) increase in cash and cash equivalents            $  (689,392)      $  2,433,283

Cash and cash equivalents, beginning of period                    8,166,954          6,144,252
                                                                -----------       ------------

Cash and cash equivalents, end of period                        $ 7,477,562       $  8,577,535
                                                                ===========       ============

Supplemental disclosures of cash flow information

   Cash paid for:

     Interest                                                   $   333,457       $    886,678
                                                                ===========       ============

     Income taxes                                               $   299,013       $    578,602
                                                                ===========       ============


Supplemental disclosures of noncash investing activities:

   Receivables converted to long term financing                 $ 1,504,835       $          -
                                                                ===========       ============

   Reduction of note receivable and deferred income             $ 1,000,000       $          -
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2001 and the results of its operations and cash flows for the three and nine months ended September 30, 2001 and 2000.

The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Earnings Per Share
------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. For loss periods, weighted average common share equivalents are excluded from the calculation, as their effect would be anti-dilutive.

Options to purchase 751,000 and 763,100 shares of common stock, at prices ranging from $1.50 to $6.80 per share, were outstanding for the quarters ended September 30, 2001 and 2000, respectively. Options to purchase 66,295 and 71,475 shares of common stock were outstanding for the quarters ended September 30, 2001 and 2000, respectively, at prices ranging from $7.00 to $14.00 per share, but these options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares. For additional disclosures regarding the outstanding employee stock options, see the 2000 Form 10-K.

Comprehensive Income
--------------------

The Company's total comprehensive income, comprised of net income and foreign currency translation adjustments, for the three and nine month periods ended September 30, 2001 and 2000 were as follows:

                                        Three Months Ended          Nine months Ended
                                      Sept. 30,    Sept. 30,      Sept. 30,     Sept. 30,
                                         2001         2000           2001          2000
                                      ----------   ----------     ----------   -----------
Net income                            $1,036,499   $1,583,619     $1,955,487   $18,045,696
Other comprehensive (loss) income        284,307     (582,885)      (206,747)     (916,245)
                                      ----------   ----------     ----------   -----------
   Total comprehensive income         $1,320,806   $1,000,734     $1,748,740   $17,129,451
                                      ==========   ==========     ==========   ===========

Segment Reporting
-----------------

The following sets forth the revenue and income before income taxes for each of the Company's business segments for the three and nine months ended September 30, 2001 and 2000.

                                         Three Months Ended          Nine months Ended
                                      Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                         2001          2000          2001          2000
                                     -----------   -----------   -----------   -----------
Revenue (including inter-segment)
  Materials revenue                  $10,016,157   $13,115,351   $32,429,957   $39,556,792
  Construction revenue                 5,279,656     4,453,577    10,832,895    10,671,610
  Elimination of inter-segment
   revenue                              (623,183)     (135,798)     (787,706)     (564,244)
                                     -----------   -----------   -----------   -----------

     Total revenue                    14,672,630    17,433,130    42,475,146    49,664,158
                                     -----------   -----------   -----------   -----------

Operating income (loss)
  Materials                             (283,000)      151,000       283,000    (1,568,000)
  Construction                           931,000       753,000       878,000     1,167,000
  Unallocated corporate
   overhead                             (462,735)     (104,837)   (1,102,951)     (631,609)
                                     -----------   -----------   -----------   -----------

    Total operating income (loss)        185,265       799,163        58,049    (1,032,609)

Other income, net                        810,412       949,895     1,970,787    19,816,923
                                     -----------   -----------   -----------   -----------

Income before income taxes           $   995,677   $ 1,749,058   $ 2,028,836   $18,784,314
                                     ===========   ===========   ===========   ===========

Recent Pronouncements
---------------------

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Nos. 137 and 138, which amends the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS Nos. 133 and 138 are effective for all fiscal quarters of the fiscal years beginning after June 15, 2000. The Company's adoption of SFAS Nos. 133 and 138 on January 1, 2001 did not have an impact on its condensed consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS 141 is effective immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS 142 is effective January 1, 2002. Furthermore, any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS 142. SFAS 141 will require upon adoption of SFAS 142 that goodwill acquired in a prior purchase business combination be evaluated and any necessary reclassifications be made in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principle in the first interim period. We do not expect the adoption of these standards to have a material impact on the Company's condensed consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144") which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. While SFAS 144 retains many of the fundamental provisions of SFAS 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001. This Statement is not expected to have a material impact on the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial Conditions and
              Results of Operations

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

Comparison Of Three Months Ended September 30, 2001 With Three Months Ended September 30, 2000

Revenue

The Company's revenue during the third quarter of 2001 was $14.7 million as compared to $17.4 million during the same period in 2000. This 15.8 percent decrease was primarily due to a decrease in materials revenue of $3.6 million, partially offset by an increase of $826,000 in construction revenue.

The Company's materials division revenue decreased 27.6 percent to $9.4 million during the third quarter of 2001 as compared to $13.0 million for the same period in 2000, due primarily to a decrease of $2.8 million in cement sales as a result of the termination of its cement distribution agreement with Union Maritima Internacional, S.A. ("UMAR") on March 1, 2001, coupled with a smaller decrease in concrete sales. The Company does not expect to recapture any cement distribution business that has been discontinued. The volume of the Company's sales of ready-mix concrete declined in St. Martin and St. Croix.

Revenue from the Company's construction division increased 18.7 percent to $5.3 million during the third quarter of 2001 as compared to $4.4 million for the same period in 2000. This increase is mainly due to continued work on two contracts in the Bahamas, one of which is further described below. The Company's backlog of unfilled portions of land development contracts at September 30, 2001 was $13.3 million, involving 6 projects. The backlog of one such project in the Bahamas amounted to $8.7 million. A Company subsidiary, the President, and a director of the Company are minority partners of the entity developing this project. The Company expects that most of this contract will not be completed during 2001. The project has not yet received its total financing and completion of the project is pending additional financing. The Company has been advised by this entity that it is finalizing the loan agreement with a bank, and has entered into a contract with a reputable hotel chain for management of the hotel being built. The loan agreement is subject to significant conditions that the entity is currently working on fulfilling, and until the agreement is consummated there is uncertainty whether or not the project will receive its final financing. The Company is monitoring the situation closely.

Cost of Materials

Cost of materials as a percentage of materials revenue decreased to 78.9 percent during the third quarter of 2001 from 80.6 percent for the same period in 2000. This decrease was the result of a decrease in low margin cement sales in 2001, offset to a lesser extent by an increase in expense for duty on maintenance parts in Antigua. Gross margin as a percent of sales on all other products remained approximately the same.

Cost of Construction

Cost of construction as a percentage of construction revenue decreased to 74.4 percent during the third quarter of 2001 from 75.4 percent during the same period in 2000. This decrease is primarily attributable to the improved margins on some contracts in St. Maarten and the Bahamas, and also to the varying profitability levels of individual contracts and the stage of completion of such contracts.

Operating Expenses

Selling, general and administrative expense ("SG&A expense") increased by 12.0 percent to $3.1 million for the third quarter of 2001 from $2.8 million for the same period in 2000. The increase in SG&A expense was primarily due to increased expenses relating to the President's employment agreement, extension of an employee's stock options, insurance cost, and foreign exchange losses, offset to a lesser extent by a decrease in bad debt expense and other personnel related expenses. As a percentage of revenue, SG&A expense increased to 21.4 percent during the third quarter as compared to 16.1 percent for the same period last year. This increase was primarily due the increase in expenses and to the reduction in sales explained above. The Company was not able to reduce its SG&A expense in proportion to the reduction in sales resulting from the loss of cement distribution agreement with UMAR. SG&A expense for the cement business is substantially smaller compared to the rest of the Company's businesses.

Operating Income

The Company had operating income of $185,000 for the third quarter of 2001 as compared to $799,000 for the same period in 2000. The Company's materials division operating loss was $283,000 during the third quarter of 2001 compared to income of $151,000 during the same period in 2000. This decrease is primarily attributable to decreased volumes in St. Croix and St. Martin, higher duty cost in Antigua, and the reduction of income due to the termination of the cement distribution agreements on March 1, 2001, offset to a lesser extent by improved volumes in Puerto Rico and improved profitability in St. Thomas.

The Company's construction division had operating income of $931,000 during the third quarter of 2001 compared to $753,000 during the same period in 2000. This increase was attributable to varying profitability levels of individual contracts, and the stage of completion of such contracts.

Other Income (Deductions)

Gain on sale of equipment and property was $37,000 compared to a loss of $6,000 for the same quarter last year. Interest and other income decreased in the third quarter of 2001 to $886,000 compared to $987,000 for the same period in 2000, primarily due to a decrease in the interest recognized on the note receivable from the buyer of the ready-mix concrete business in St. Thomas and to decreased interest rates. Interest expense decreased to $110,000 from $131,000 for the same quarter in 2000, primarily due to decreased interest rates.

Net Income

The Company had net income of $1.0 million during the third quarter of 2001 as compared to $1.6 million during the same period in 2000.

Comparison of Nine Months Ended September 30, 2001 with Nine Months Ended September 30, 2000

Revenue

The Company's revenue during the first nine months of 2001 was $42.5 million as compared to $49.7 million during the same period in 2000. This 14.5 percent decrease was primarily due to a decrease in materials revenue of $7.4 million.

The Company's materials division revenue decreased 18.8 percent to $31.7 million during the first nine months of 2001 as compared to $39.1 million for the same period in 2000, due primarily to the sale of the Company's cement terminals in February 2000 and to the effect of the termination of its cement distribution agreement with UMAR in March 2001. The Company's cement revenue decreased $6.1 million when compared to the same period last year. The sale of the operations in Dominica reduced revenue by $946,000. The Company's sale of aggregates increased by 17.8 percent to $14.5 million during the year, while the concrete and block sales both showed declining volumes, mainly in St. Maarten.

Revenue from the Company's construction division increased 1.6 percent to $10.7 million during the first nine months of 2001 as compared to $10.6 million for the same period in 2000. The Company's backlog of unfilled portions of land development contracts at September 30, 2001 was $13.3 million, involving 6 projects. The backlog of one such project in the Bahamas amounted to $8.7 million. A Company subsidiary, the President, and a director of the Company are minority partners of the entity developing this project. The Company expects that most of this contract will not be completed during 2001. The project has not yet received its total financing and completion of the project is pending additional financing. The Company has been advised by this entity that it is finalizing the loan agreement with a bank, and has entered into a contract with a reputable hotel chain for management of the hotel being built. The loan agreement is subject to significant conditions that the entity is currently working on fulfilling, and until the agreement is consummated there is uncertainty whether or not the project will receive its final financing. The Company is monitoring the situation closely.

Cost of Materials

Cost of materials as a percentage of materials revenue decreased to 80.5 percent during the first nine months of 2001 from 83.7 percent for the same period in 2000. This decrease was the result of a decrease in low margin cement sales in 2001, as well as improved production costs in Antigua and St Martin.

Cost of Construction

Cost of construction as a percentage of construction revenue increased to 81.6 percent during the first nine months of 2001 from 78.5 percent during the same period in 2000. This increase is attributable to the varying profitability levels of individual contracts and the stage of completion of such contracts.

Operating Expenses

Selling, general and administrative expense ("SG&A expense") decreased by 10.2 percent to $8.1 million for the first nine months of 2001 from $9.0 million for the same period in 2000. The last three months' SG&A expense increased, however, the nine months' SG&A expense for 2001 decreased, when compared to 2000. The decrease in SG&A expense was partly due to severance cost incurred in 2000, coupled with a reduction in legal and consulting fees, bad debt expense and operational taxes in 2001. There was no impairment of long-lived assets in 2001 compared to impairment expense of $628,000 in 2000. As a percentage of revenue, SG&A expense increased to 19.1 percent during the first nine months of 2001 as compared to 18.2 percent for the same period last year, mainly due to the reduction of cement sales without experiencing a proportionate reduction of SG&A expense.

Operating Income (Loss)

The Company had operating income of $58,000 for the first nine months of 2001 compared to a loss of $1.0 million for the same period in 2000. The Company's materials division operating income was $283,000 during the first nine months of 2001 compared to an operating loss of $1.6 million during the same period in 2000. This improvement is primarily attributable to decreased production costs in St. Martin and Antigua, improved volumes in St. Croix and lower administrative cost in St. Thomas and Antigua, offset to a lesser extent by the reduction of income from the cement terminals sold in February 2000.

The Company's construction division had operating income of $878,000 during the first nine months of 2001 compared to $1.2 million during the same period in 2000. This decline was primarily attributable to lower profitability on a job in the Bahamas in the beginning of the year and to the varying profitability levels of individual contracts, and the stage of completion of such contracts.

Other Income (Deductions)

The primary reason for the reduction in other income (deductions) in the first nine months of 2001 compared to the same period in 2000 was the gain on sale of businesses of $18.4 million recorded in the first quarter of 2000.

Minority interest allocation of losses amounted to $52,000 compared to $226,000 for the same period last year. Interest and other income increased in 2001 to $2.2 million compared to $2.1 million for the same period in 2000, primarily the result of increased interest recognized on the note receivable from the Government of Antigua and Barbuda. Interest expense decreased to $324,000 from $786,000 for the same period in 2000, due primarily to repayments of debt during 2000 with proceeds received from the sale of certain operations in the first quarter of 2000.

Net Income

The Company had net income of $2.0 million for the first nine months of 2001 as compared to $18.0 million for the same period in 2000.

Liquidity and Capital Resources

The Company generally funds its working capital needs from operations and bank borrowings. In the land development construction business, the Company must expend considerable funds for equipment, labor and supplies to meet the needs of particular projects. The Company's capital needs are greatest at the start of any new contract, since the Company generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is usually withheld as retainage until all work is complete, further increasing the need for capital. During the third quarter of 2001, the Company provided long-term financing in the amount of $1.5 million to certain customers who utilized its land development construction services. The Company has also provided financing for other business ventures from time to time. With respect to the Company's materials division, accounts receivable are typically outstanding for a minimum of 60 days and in some cases much longer. The nature of the Company's business requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs of such equipment.

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

As of September 30, 2001, the Company's liquidity and capital resources included cash and cash equivalents of $7.5 million and working capital of $16.7 million. As of September 30, 2001, total outstanding liabilities were $15.8 million. As of September 30, 2001, the Company had available lines of credit totaling $1.0 million.

Cash flows provided by operating activities for the nine months ended September 30, 2001 were $2.8 compared with $1.4 million for the same period in 2000. The primary use of cash for operating activities during the nine months ended September 30, 2001 was a decrease in payables, accruals and other liabilities of $2.3 million, an increase in receivables of $1.3 million and an increase in inventory of $677,000, offset to a lesser extent by increased billings in excess of costs and estimated earnings of $771,000 and a decrease in costs and estimated earnings in excess of billings of $825,000.

Net cash used in investing activities was $2.4 million in the first nine months of 2001. Purchases of property, plant and equipment were $3.9 million, and proceeds from sale of property, plant and equipment were $138,000. The Company issued new notes receivable for $294,000 and receipts on notes receivable were $1.6 million. Net cash used in financing activities was $1.0 million for the first nine months of 2001, consisting primarily of the repurchase of Company stock.

The Company's accounts receivable has an average of 72 days of sales outstanding as of September 30, 2001. This is an improvement from 79 days at the end of last quarter, however a small deterioration compared to 70 days at the end of 2000. The Company's materials segment has improved to 57 days at the end of this quarter as compared to 62 days at the end of last year. The construction segment has remained the same at 98 days. The Company does not consider notes receivable in this calculation.

The Company had a contingent purchase price adjustment clause in the sales agreement of its ready-mix concrete operation on St. Thomas. The clause was triggered in August 2001, which resulted in a $1.0 million reduction of both the note receivable from the buyer and the Company's deferred income.

The Company entered into a credit agreement with a Caribbean bank in November 1996 for credit of $7.0 million. One part of the credit agreement was a term loan for $6.0 million payable in monthly installments through November 2002. The Company repaid this loan in January 2000. The second part was a revolving line of credit of $1.0 million. The Company did not renew the credit line at the annual renewal in June. The Company entered into a new unsecured credit line of $1.0 million in May 2001 with a bank in Florida. There was no outstanding balance as of September 30, 2001. The interest rate on indebtedness outstanding under the credit line is at a rate variable with Libor.

The Company has borrowed approximately $2.8 million from the Company President. The note is unsecured and bears interest at the prime rate. Four hundred thousand dollars is due on demand, and $2.4 million is due on January 1, 2003. The President has the option of making the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires 15.0 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15.0 percent or more of the common stock.

The Company entered into an agreement with the Company President in June 2000, whereby Mr. Smith shall receive a retirement benefit. The accrued liability as of September 30, 2001 was $579,000, and the Company estimates to accrue an additional $576,000 through March 2003. At that point the Company estimates that the total accrual will be sufficient to cover its obligations under the aforementioned agreement.

The Company issued a loan in November 1999 for $1.0 million to a partnership developing a project in the Bahamas in which the President and one of the Company's directors are minority partners. The outstanding amount as of September 30, 2001 was $689,000. The loan was paid off in its entirety in November 2001. In addition, the outstanding receivable, net of billings in excess of costs and estimated earnings was $2.0 million as of September 30, 2001. Subsequent to the September 30, 2001 the Company received payments of $1.1 million.

The Company purchases equipment from time to time as needed for its ongoing business operations. The Company is currently replacing or upgrading some equipment (principally concrete trucks and quarry equipment) used by the materials division. This should result in net cash expenditures, after financing part of the equipment purchases, of approximately $4.5 million during 2001. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases on an individual asset basis. At September 30, 2001, amounts outstanding to these lenders totaled $297,000. These loans are typically repaid over a three to five-year term in monthly principal and interest installments. The Company believes it has available or can obtain sufficient financing for its contemplated equipment replacements and additions.

A significant portion of the Company's outstanding debt bears interest at variable rates. The Company could be negatively impacted by a substantial increase in interest rates.

Receivables at September 30, 2001 include a net balance of $7.5 million consisting of promissory notes due from the Government of Antigua and Barbuda, substantially all of which is classified as a long-term receivable. The gross balance of the notes is $30.2 million. The notes were restructured on April 28, 2000 and call for both quarterly and monthly principal and interest payments until maturity in 2015. The notes are paid from agreed upon sources, which consist of lease proceeds from the rental of a United States military base, fuel tax revenue, and proceeds from a real estate venture. Cash receipts for the nine months ended September 30, 2001 were $1.8 million.

Repurchase of Company Shares

The Company repurchased 70,000 shares during the third quarter of 2001 and a total of 97,000 shares during 2001 for an average price of $7.23 for the year. The original plan from February 2000 to repurchase shares for up to $3.0 million, and the board approval in 2001 to repurchase an additional 50,000 shares, has been completed. At this point there are no immediate plans to continue the repurchase program.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to financial market risks due primarily to changes in interest rates, which it manages primarily by managing the maturities of its financial instruments. The Company does not use derivatives to alter the interest characteristics of its financial instruments. Management does not believe a change in interest rate will materially affect the Company's financial position or results of operations.

The Company has significant operations overseas. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. The foreign functional currencies that the Company deals with are Netherlands Antilles Guilders, Eastern Caribbean Units, French Francs and Euros. The first two are pegged to the U.S. dollar and have remained fixed for many years. Management does not believe a change in the French Franc or Euro exchange rate will materially affect the Company's financial position or result of operations. The French operations are less than 10% of the Company's total operations.

PART II.  OTHER INFORMATION

_____________________________________________

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

Item 2.  Changes In Securities And Use Of Proceeds
         -----------------------------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matter to a Vote of Security Holders
         --------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-k
         --------------------------------

         (a)   Exhibits

               10.1 - Antigua delinquent letter

         (b)   Reports on Form 8-K:

               None

                                  SIGNATURES
                                  ----------
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:  November 9, 2001              By: /s/ JAN A. NORELID
                                         ------------------
                                         Jan A. Norelid
                                         Vice President - Finance

                                 EXHIBIT INDEX



Exhibit No.  Exhibit Description
----------   -------------------

10.1         Antigua Delinquent Letter