Form 10-K
period 2001-12-31
DEVCON INTERNATIONAL CORP
filed 2002-03-21
CIK 28452

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

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

As of March 5, 2002, Devcon International Corp. had 3,592,985 shares outstanding. The aggregate market value of the Common Stock held by non-affiliates of Devcon International Corp. as of March 5, 2002 was approximately $8.8 million, based on the closing price on that date of $6.35 for the Common Stock as reported on the Nasdaq National Market System. In this calculation all executive officers, directors and 5 percent beneficial owners of Devcon International Corp. are considered to be affiliates. This is not an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from Devcon's definitive proxy statement (to be filed pursuant to Regulation 14A)

                                     PART I

Item 1. Business

General

In the Caribbean, Devcon International Corp. (the "Company") produces and distributes ready-mix concrete, crushed stone, concrete block, and asphalt and distributes bagged cement. We also perform site preparation work as a land development contractor. We have established a significant market share in most locations where we have facilities.

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

Our construction division performs earthmoving, excavating, and filling operations, builds golf courses, roads, and utility infrastructures, dredges waterways and constructs deep-water piers and marinas in the Caribbean. We have historically provided these land development services to both private enterprises and governments in the Caribbean. We believe that our relationships with customers in the Caribbean give us a competitive advantage. Our project managers have substantial experience in land development construction, and our equipment is well suited for the Caribbean markets. We have equipment and personnel in the Caribbean that, we believe, often allow us to start work more quickly and less expensively than other contractors. While we can bid competitively and cost-effectively for these land development contracts, our ability to mobilize quickly can sometimes cause us to incur higher expense during low activity periods.

The following table sets forth financial highlights of our materials and construction business. During the first quarter 2000 we sold our operations in Tortola and Dominica, our concrete operations in St. Thomas and all our bulk cement terminals. See further information in Note 11 of Notes to Consolidated Financial Statements.

                                               2001         2000          1999
                                             --------     --------     --------
                                                      (In thousands)

Revenue (net of intersegment sales):
     Materials                               $ 39,703     $ 50,956     $ 55,313
     Construction                              15,185       14,292       12,721
                                             --------     --------     --------
                                             $ 54,888     $ 65,248     $ 68,034
                                             ========     ========     ========

Operating (loss) income (by segment)
     Materials                               $     23     $ (1,608)    $ (2,198)
     Construction                               1,173        1,266         (301)
     Credit for litigation                         --           --        1,160
     Unallocated corporate overhead            (1,188)        (818)        (879)
                                             --------     --------     --------
                                             $      8     $ (1,160)    $ (2,218)
                                             ========     ========     ========

Our executive offices are located at 1350 East Newport Center Drive, Suite 201, Deerfield Beach, Florida 33442 and our telephone number is (954)429-1500. In this document, the terms "Company" and "Devcon" refer to Devcon International Corp. and its subsidiaries.

Business Development

From time to time, we investigate opportunities to expand our operations to areas of the Caribbean where we presently have no business, and also opportunities to expand our existing operations in related areas of operations.

The Company decided in 2001 to stop its operations in Aguadilla, Puerto Rico and have leased all its equipment on the site to a company affiliated with one of the joint venture owners of the subsidiary in Puerto Rico.

Risks of Foreign Operations

Portions of our operation in 2001 were conducted in Caribbean foreign countries, primarily Antigua and Barbuda, St. Maarten, St. Martin and the Bahamas. In 2001,
60.7 percent of our revenue was derived from foreign geographic areas. For a summary of our revenue and earnings from foreign operations, see Notes 9 and 11 of Notes to Consolidated Financial Statements. The risks of doing business in foreign areas include potential adverse changes in U.S. diplomatic relations with foreign countries, changes in the relative purchasing power of the U.S. dollar, hostility from local populations, adverse effects of exchange controls, restrictions on the withdrawal of foreign investment and earnings, government policies against businesses owned by non-nationals, expropriations of property, the instability of foreign governments, and any insurrection that could result in uninsured losses. We are not subject to these risks in Puerto Rico or the U.S. Virgin Islands since these are United States territories. The Company is also subject to U.S. federal income tax upon the distribution of certain offshore earnings. See Note 8 of Notes to Consolidated Financial Statements. Although we have not encountered significant difficulties in our foreign operations, there can be no assurance that we will never encounter difficulties.

Materials Division

General In 2001 we manufactured and distributed ready-mix concrete, block and crushed aggregate. We also distributed bagged cement. The different activities on the islands are shown below:

                                                Concrete
                      Ready-Mix     Quarry        Block     Bagged
                      Concrete    Aggregates   Production   Cement
                      --------    ----------   ----------   ------
Puerto Rico                           X
St. Thomas, U.S.V.I                   X            X          X
St. Croix, U.S.V.I        X           X
St. Maarten               X           X            X          X
St. Martin                X           X                       X
Antigua                   X           X            X

Our materials business employed assets in 2001 such as:

..   Quarries                                .    Concrete Batch Plants
..   Rock Crushing Plants                    .    Fleet of Concrete Mixer Trucks
..   Concrete Block Plants                   .    Asphalt Plants

See additional information under Item 1 - Business-General.

Ready-Mix Concrete and Concrete Block Our concrete batch plants mix cement, sand, crushed stone, water and chemical additives to produce ready-mix concrete for use in local construction. Our fleet of concrete mixer trucks delivers the concrete to the customer's job site. At our concrete block plants, a low-moisture concrete mixture is machine-formed, then dried and stored for later sale. Usually, our ready-mix concrete operations and concrete block plants are the area's largest or only facility.

Quarry Operations and Crushed Stone We own or lease quarry sites at which we blast rock from exposed mineral formations. This rock is crushed to sizes ranging from 3 1/2-inch stones down to manufactured sand. The resulting aggregate is then sorted, cleaned and stored. The aggregate is sold to customers and used in our operations to make concrete products. Our quarries are the largest on four Caribbean islands. It is often less expensive to manufacture crushed rock at our quarries than to import aggregate from off-island sources.

Bagged Cement In prior years, we owned and operated several bulk cement terminals. In the beginning of 2000, all of the Company's cement terminals were sold. As a result of this transaction we now enter the supply chain for cement at a later stage, and purchase cement directly from the terminals we sold. The Company purchases cement from these terminals for use in its concrete batch plants, block plants and on some islands for resale in the form of bagged cement.

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

Customers Our primary customers are building contractors, governments, asphalt pavers and individual homeowners. Customers generally pick up quarry products, concrete block and bagged cement at our facilities, and we generally deliver ready-mix concrete to the customers' job sites.

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

Construction Division

General We have completed land development construction projects, including interstate highways, airport sites and runways, deep-water piers and marinas, hydraulic dredging, golf courses, and industrial, residential and commercial site development. We pursue what we believe to be the more profitable land development contracts available in the Caribbean, rather than attempting to maintain a high volume.

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

Operations We obtain leads for new projects from customers and engineering firms with whom we have established relationships. First, we decide whether to submit a bid or negotiate to undertake a particular project. We prepare and submit timely proposals detailing what we believe will best meet the customer's objectives. We have also provided long-term or short-term financing to obtain more profitable construction contracts, and any financing by us in the future is contingent upon our financial position and operating results. Our Vice President of Construction Operations and/or our President review project proposals and bids. After a customer accepts our proposal, a formal contract is negotiated. We are normally the prime contractor. We assign one of our field superintendents to maintain close contact with the customer and its engineers, to supervise personnel and the relocation, purchase, lease and maintenance of equipment, and to schedule and monitor our operations.

Backlog Our backlog of unfulfilled portions of construction contracts at December 31, 2001 was $10.5 million involving 7 projects. One Bahamian project's backlog amounts to $7.2 million at the end of 2001. A subsidiary and two of our directors are minority partners, and our President is a member of the managing committee of the entity developing this project. In January 2002, the partnership received the necessary financing to complete the development of the project. The backlog of $10.5 million involving 7 projects at the end of 2001 compares to $13.0 million involving 7 projects at December 31, 2000. Since December 31, 2001 we have not entered into any new significant construction contracts in the Caribbean. We are actively bidding and negotiating additional projects. We expect most of the current backlog to be completed during 2002.

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

U.S. tax laws provide that our offshore earnings are not taxable for U.S. federal income tax purposes, and most post-April 1988 materials division earnings in the U.S. Virgin Islands can be distributed to us free of U.S. income tax. Any distribution to our United States operations of: (1) earnings from our U.S. Virgin Islands operations accumulated prior to April 1, 1988; or (2) earnings from our Antigua, St. Martin and St. Maarten operations, would subject us to U.S. federal income tax on the amounts distributed, less applicable taxes paid in those jurisdictions. At December 31, 2001, $37.8 million of accumulated earnings had not been distributed to our U.S. operations. We have not provided for U. S. federal income tax on the undistributed earnings of foreign subsidiaries because we intend to permanently reinvest those earnings offshore, unless the earnings can be repatriated in a tax-free manner.

Our tax exemption and our ability to receive most of the current earnings from our U.S. Virgin Islands operations without subjecting us to U.S. income taxes reduce our income tax expense. For further information on our tax exemptions and income taxes, see Note 8 of Notes to Consolidated Financial Statements.

Equipment

Both of our businesses require us to lease or purchase and maintain equipment. As of December 31, 2001, our equipment included cranes, bulldozers, road graders, rollers, backhoes, earthmovers, a hydraulic dredge, barges, rock crushers, concrete batch and block plants, concrete mixer trucks, asphalt processing and paving equipment and other items. Some of this equipment is encumbered by chattel mortgages. See Notes 7 and 10 of Notes to Consolidated Financial Statements.

Miscellaneous Investments and Joint Ventures

We have invested or participated in several joint ventures in connection with our construction and materials division.

During the period 1998 through 2001, we invested a total of $186,000 for a 1.2 percent interest in a real estate joint venture in the Bahamas. The upscale resort project received final financing to finish its development in January 2002. Two of our directors have an interest in the joint venture. See Note 12 of Notes to Consolidated Financial Statements.

During the last three years we invested a total of $181,000 for a 33.3 percent interest in a real estate joint venture in Puerto Rico that owns the land where the Aguadilla aggregate processing plant was operating. During 2001 we recognized earnings of $29,000 from this joint venture under the equity method of accounting.

Executive Officers

The executive officers of the Company are as follows:

Donald L. Smith, Jr., 80, a co-founder of the Company, has served as its Chairman of the Board, President and Chief Executive Officer since its formation in 1951.

Richard L. Hornsby, 66, was appointed the Company's Executive Vice President in March 1989. Mr. Hornsby served as Vice President of the Company from August 1986 to February 1989. From 1981 to 1986 he was Financial Manager for unrelated private investment companies. He has been a director of the Company since 1975 and served as Vice President-Finance from 1972 to 1977.

Henry C. Obenauf, 72, was appointed Vice President-Engineering of the Company in March 1989, after having served as Vice President of the Company since 1977. The Company has employed Mr. Obenauf for over 33 years.

Jan A. Norelid, 48, was appointed Vice President-Finance and Chief Financial Officer in October 1997. From January 1996 to September 1997, he owned and operated a printing company. From 1991 to 1995 he served as Chief Financial Officer for Althin Medical, Inc., a medical device manufacturer.

Donald L. Smith, III, 49, was appointed Vice President-Construction Operations for the Company in December 1992. Mr. Smith joined the Company in 1976 and has served in supervisory and managerial positions within the Company since that time.

Employees

At December 31, 2001 we employed 92 persons in the construction business in the Caribbean, of whom 10 are members of a union. As of the same date, we employed 288 persons in our materials division, of whom 88 are members of a union. Employee relations are considered satisfactory.

Item 2. Property

General

Nearly all of the real property that the Company owns or leases is utilized by its materials division.

Other Property

We own undeveloped parcels of land in the U.S. Virgin Islands and Antigua.

The following table shows information on the property and facilities that we owned or leased for our operations at December 31, 2001:

                                                           Lease Expiration
         Description                       Location        with all Options        Area
         -----------                       --------        ----------------        -----
Shared facilities
-----------------
Principal executive offices              Deerfield Beach    5/07               8,410 sq. ft.(1)
Maintenance shop for heavy equipment     Deerfield Beach    6/12                3.44 acres  (1)(2)

Materials Segment
-----------------
Concrete block plant and equipment       St. Thomas         6/04               11.00 acres  (1)
   maintenance facility
Quarry                                   St. Thomas         --                  8.50 acres
Quarry                                   St. Thomas         2/08               44.00 acres  (1)
Barge terminal                           St. Thomas         Month-to-Month      1.50 acres  (1)
Quarry                                   St. Thomas         8/06                7.49 acres  (1)
Concrete batch plant and office          St. Croix          --                  3.20 acres
Quarry, rock crushing plant              St. Croix          --                 61.34 acres
Maintenance shop                         St. Croix          7/10                6.00 acres  (1)
Quarry                                   St. Croix          5/03               10.78 acres  (1)
Concrete batch plant, concrete block     Antigua            9/16               22.61 acres  (1)
   plant, rock crushing plant, asphalt
   plant, quarry and office
Concrete block plant                     St. Maarten        Month-to-Month      3.00 acres  (1)
Barge unloading facility                 St. Maarten        5/05                 .30 acres  (1)
Office building, batch plant, shop       St. Maarten        Month-to-Month      1.39 acres
Quarry, rock-crushing plant, concrete
   batch plant and office building       St. Martin         7/10              123.50 acres  (1)
Quarry, rock crushing plant and
   office building                       Guaynabo, P.R.     3/06               40.00 acres (1)(3)

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

In the fall of 2000, Virgin Islands Cement and Building Products, Inc. ("VICBP"), a subsidiary of the Company, was under contract with the Virgin Islands Port Authority ("VIPA") for the construction of the expansion of the St. Croix Airport. During the project, homeowners and residents of the Yellow Cedar Housing Community, located next to the end of the expansion project, claimed to have experienced several days of excessive dust in their area as a result of the ongoing construction work. The homeowners of Yellow Cedar have filed two separate lawsuits against VIPA and VICBP as co-defendants. One suit, filed in the U.S. District Court by Mariepaul Antoine, Benjamin Ashe, et. al, vs. VIPA et. al, case #2001,63 R/F, seeks equitable relief from nuisance, specific performance and damages. The second suit, Louisa Williams et. al vs. VIPA et. al filed in the Territorial Court of the U.S.V.I. case #548/2000 seeks equitable relief from nuisance, specific performance and damages. In both cases, VICBP, as defendant, has agreed to indemnify VIPA for any civil action as a result of the construction work. Reliance Insurance Company ("Reliance"), the general liability carrier for VICBP during that period, has taken the legal position that "dust" is a pollutant and, therefore, the pollution exclusion clause applies and as a result denies liability insurance coverage to VICBP. The Company has started litigation against Reliance to obtain insurance coverage. Corporate counsel in Florida, as well as in the U.S. Virgin Islands, have advised the Company that laws now in place should enable the courts to force Reliance to defend VICBP against both legal actions brought by the lawsuits mentioned above. Reliance filed for rehabilitation in October 2001 and subsequently filed for liquidation, and we have informed the Florida Insurance Guarantee Association of our claim. It is too early to predict the final outcome of this matter or to estimate the potential risk of loss, if any, to the Company.

In the late 1980s, Bouwbedrijf Boven Winden, N.V., ("BBW") currently a Devcon subsidiary in the Netherlands Antilles, supplied concrete to a large apartment complex on the French side of St. Maarten. In the early 1990s the buildings began to develop exterior cracking and "popouts." In November 1993, BBW was named one of several defendants including the building's insurer, in a suit filed by Syndicat des Coproprietaires la Residence Le Flamboyant (condominium owners association of Le Flamboyant), in the French court "Tribunal de Grande Instance de Paris", case No. 510082/93. A French court assigned an expert to examine the cause of the cracking and popouts and to determine if the cracking/popouts are caused by a phenomenon known as alkali reaction (ARS). The expert found, in his report dated December 3, 1998, that BBW was responsible for the ARS. The plaintiff is seeking unspecified damages, including demolition and replacement of the 272 apartments. Based on the advice of legal counsel, a judgment assessed in a French court would not be enforceable against a Netherlands Antilles company. Thus, in order to obtain an enforceable judgment, the plaintiff would have to file a successful claim in an Antillean court. It is too early to predict the final outcome of this matter or to estimate the potential risk of loss, if any, to the Company. Due to the lack of enforceability, the Company decided not to continue the defense in the French court. Therefore, the Company may not be aware of recent developments in the proceedings. Management believes our defenses to be meritorious and does not believe that the outcome will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information
------------------
Our Common Stock is traded on the Nasdaq National Market System under the symbol DEVC. The following table shows high and low prices for our Common Stock for each quarter for the last two fiscal years as quoted by Nasdaq.

2001                            High    Low
----                           -----   -----
Fourth Quarter                 $6.80   $5.70
Third Quarter                   7.28    6.55
Second Quarter                  7.50    6.43
First Quarter                   7.25    6.19

2000                            High    Low
----                           -----   -----
Fourth Quarter                 $7.06   $5.31
Third Quarter                   7.47    6.25
Second Quarter                  7.50    6.38
First Quarter                   7.38    5.13

As of March 5, 2002 there were 145 holders of record of the outstanding shares of Common Stock and more than 500 beneficial owners holding our Common Stock in their brokers' name. The closing sales price for the Common Stock on March 5, 2002, was $6.35. We paid no dividends in 2001 or 2000. The payment of cash dividends will depend upon the earnings, consolidated financial position and cash requirements of the Company, its compliance with loan agreements and other relevant factors. We do not presently intend to pay dividends. No unregistered securities were sold or issued in 2001, 2000 or 1999.

Item 6. Selected Financial Data

The following is our selected financial data which should be read in conjunction with our Consolidated Financial Statements and accompanying notes and with our "Management's Discussion and Analysis of Financial Condition and Results of Operations." This data is derived from our Consolidated Financial Statements audited by KPMG LLP, independent certified public accountants. Our Consolidated Financial Statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001 and the independent auditors' report appear elsewhere in this document.

                                                          Year Ended December 31,
                                                 ------------------------------------------------------
                                                   2001      2000       1999       1998       1997
                                                 -------   --------   --------   --------   --------
                                                      (In thousands, except per share amounts)
Earnings Statement Data:
Materials revenue                                $39,703   $ 50,956   $ 55,313   $ 50,448   $ 51,461
Construction revenue                              15,185     14,292     12,721     15,359      9,852
Other revenue                                         --         --         --        371      2,931
                                                 -------   --------   --------   --------   --------

     Total revenue                                54,888     65,248     68,034     66,178     64,244

Cost of materials                                 32,182     42,608     46,364     41,281     41,659
Cost of construction                              12,447     11,461     11,000     12,900      9,709
Cost of other                                         --         --         --        246      2,311
                                                 -------   --------   --------   --------   --------

     Gross profit                                 10,259     11,179     10,670     11,751     10,565

Operating expenses                                10,251     12,339     12,888     10,806     23,143
                                                 -------   --------   --------   --------   --------

     Operating income (loss)                           8     (1,160)    (2,218)       945    (12,578)

Other income (deductions)                          3,252     20,362       (821)      (122)    (2,651)
                                                 -------   --------   --------   --------   --------

   Income (loss) from
   continuing operations
   before income taxes                             3,260     19,202     (3,039)       823    (15,229)

Income taxes                                         830        715        273        339        307
                                                 -------   --------   --------   --------   --------
     Net earnings (loss)                         $ 2,430   $ 18,487   $ (3,312)  $    484   $(15,536)
                                                 =======   ========   ========   ========   ========

Earnings (loss) per share:

Basic                                            $  0.67   $   4.80   $  (0.74)  $   0.11   $  (3.45)
Diluted                                          $  0.61   $   4.40   $  (0.74)  $   0.11   $  (3.45)

Weighted average number of shares outstanding:

Basic                                              3,632      3,851      4,481      4,499      4,499
Diluted                                            3,963      4,202      4,481      4,520      4,499

Balance Sheet Data:
Working capital                                  $16,203   $ 14,035   $  6,549   $  6,910   $  8,713
Total assets                                      67,952     72,136     81,914     82,430     86,433
Long-term debt, excl
   current portion                                 2,455      2,465     14,350     18,153     16,982
Stockholders' equity                              53,845     52,434     39,436     43,641     42,816

The following is our selected quarterly financial data which should be read in conjunction with our Consolidated Financial Statements and accompanying notes and with our "Management's Discussion and Analysis of Financial Condition and Results of Operations."
                                                   Income
                   Net      Gross     Net        Per Share
                  Sales    Profit   Income     Basic   Diluted
                 -------   ------   -------   ------   -------
                  (in thousands except for per share amounts)
2001
Fourth Quarter   $12,413   $2,095   $   475   $ 0.13    $ 0.12
Third Quarter     14,673    3,332     1,036     0.29      0.26
Second Quarter    14,586    2,926       870     0.24      0.22
First Quarter     13,216    1,906        49     0.01      0.01

2000
Fourth Quarter   $15,584   $2,553   $   441   $ 0.12    $ 0.11
Third Quarter     17,433    3,609     1,584     0.42      0.39
Second Quarter    16,494    3,006       671     0.17      0.16
First Quarter     15,737    2,011    15,791     3.94      3.66

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

This Form 10-K contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs. These statements involve risks and uncertainties that are beyond our control, and actual results may differ materially depending on many factors, including, without limitation, the financial condition of our customers, changes in domestic and foreign economic and political conditions, demand for our services, changes in our competitive environment, changes in infrastructure requirements, changes in available financing and/or cash flow, fixed price contract risks, bidding errors, unanticipated increase in costs, penalty clauses, United States currency fluctuations versus other currencies, foreign nations' exchange controls, restrictions on withdrawal of foreign investments and terrorist acts that directly or indirectly could affect our business.

These and other factors could cause actual results or outcomes to differ materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date it is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date it is made. It is not possible for management to predict what factors might have an affect on our business in the future.

Critical Accounting Policies and Estimates

Our discussion of our financial condition and results of operations is an analysis of the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United

States of America ("GAAP"), consistently applied. The preparation of these Consolidated Financial Statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, cost to complete construction contracts, assets held for sale, intangible assets, income taxes, warranty obligations, restructuring, business divestitures, pensions and other employee benefit plans or arrangements, environmental matters, and contingencies and litigation. We base our estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

     . We estimate costs to complete our construction contracts based on experience from similar work in the past. If the conditions of the work to be performed changes or if the estimated costs are not accurately projected, the gross profit from construction contracts may vary significantly in the future.

     . We maintain allowances for doubtful accounts for estimated losses resulting from management's review and assessment of our customers' ability to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. If the customers pay a previous impaired receivable, income will be taken.

     . We maintain reserves for estimated obsolescence or unmarketable inventory for the difference between the cost of inventory and the estimated market value based upon assessments about current and future demand and market conditions. If actual market conditions were to be less favorable than those projected by management, additional inventory reserves could be required. If the actual market demand surpasses the projected levels, certain inventory reserves would be removed and the result of operations would be higher than expected.

     . We maintain an accrual for deferred compensation agreements with the Company's President and certain other employees. This accrual is based on the life expectancy of these persons. Should the actual longevity vary significantly from the United States insurance norms, the accrual may have to be significantly increased or diminished at that time.

     . Based on written legal opinion, we have not recorded a liability of $6.1 million for taxes assessed by the Government of Antigua and Barbuda for the years 1995 through 1999. The Government may also assess further taxes for the years prior and subsequent to the assessed tax years. We are appealing said assessments. However, if our appeal is not successful, a significant tax liability may have to be recorded. We do not believe losing the appeal would have an immediate effect on our cash flow, as the Government of Antigua and Barbuda owes us in excess of $30 million. See Notes 3 and 8 of Notes to Consolidated Financial Statements.

     . We have $37.8 million of un-repatriated earnings in our foreign subsidiaries. We have no intention of bringing these earnings back to the United States, unless we can do so in a tax-free manner. However, should we be forced to repatriate the earnings, we would have to recognize and pay a substantial U.S. federal income tax. The tax would be approximately 34 percent of the repatriated amount, or potentially $12.9 million.

     . We were accounting for the notes receivable from the Government of Antigua and Barbuda under the cost-recovery method until April 2000. Subsequent to a restructuring of the notes, we started to account for the notes using the accrual method. Should the payments from the government diminish or become uncertain, we may have to revert to the cost-recovery method or impair the notes. This could decrease our earnings significantly. See Note 3 to Consolidated Financial Statements.

     . We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Comparison of Year Ended December 31, 2001 with Year Ended December 31, 2000

Revenue

Our revenue was $54.9 million in 2001 and $65.2 million in 2000. This 15.9 percent decrease reflects a decrease in materials revenue, partially offset by an increase in construction revenue.

Our materials revenue decreased 22.1 percent to $39.7 million in 2001 from $51.0 million in 2000. This decrease was primarily due to the sale of our cement terminals in the Caribbean and the sale of our operations in Dominica in 2000 and to the termination of a cement distribution agreement in March 2001. Excluding these operations, materials revenue decreased by 7.2 percent, primarily due to decreased demand for block and concrete in St. Martin and Antigua. We have, during the fourth quarter of 2001, seen significantly diminished demand in our St. Martin and Antigua operations. We believe this is a result of a slowdown in the islands' economy due to reduced tourism in those islands in the aftermath of the events of September 11, 2001. However, we have seen continued strengthening demand in the U.S. Virgin Islands over the last year. At this time, we cannot predict materials revenue levels in 2002.

Revenue from our construction division increased 6.2 percent to $15.2 million in 2001 from $14.3 million in 2000. This increase resulted primarily from increased activity with our dredge in St. Martin, partially offset by lower activity in the U.S. Virgin Islands and Antigua. Our backlog of unfilled portions of land development contracts at December 31, 2001 was $10.5 million involving 7 projects, as compared to $13.0 million involving 7 projects at December 31, 2000. The backlog of the contract in the Bahamas at December 31, 2001 was $7.2 million. We expect most of the current backlog to be completed during 2002. Since December 31, 2001 we have not entered into any new significant construction and dredging contracts in the Caribbean. We are actively bidding and negotiating additional projects. If no significant new construction contracts are finalized in the next few months, the construction division will experience a reduction in revenue in 2002.

Cost of Materials

Cost of materials decreased slightly to 81.1 percent of materials revenue from
83.6 percent in 2000. The cost decrease was due to the reduction of sales of cement that had a lower margin than the rest of our business. The cost of materials for the materials division, excluding cement, decreased to 80.5 percent in 2001 as compared to 81.5 percent in 2000.

Cost of Construction

Cost of construction increased to 82.0 percent of construction revenue in 2001 from 80.2 percent in 2000. Increased costs as a percent of revenue were due to lower profitability on some 2001 contracts. Our gross margins are also affected by the profitability of each contract and the stage of completion.

Operating Expenses

Selling, general and administrative expenses ("SG&A expense") decreased by 11.0 percent to $10.1 million in 2001 from $11.3 million in 2000. This decrease is primarily due a reduction in labor cost, fees and other taxes.

Due to lower profitability, lower volumes and hurricane damages affecting certain assets, management upon its review in 2001 and 2000 of long-lived assets, determined that impairment had occurred to some of our assets. An impairment expense of $31,000 was recognized in 2001 compared to $702,000 in 2000. In 2000, goodwill recorded in connection with the purchase of our subsidiary in St. Martin was written down by $378,000 due to low profitability. In addition, in 2000 the remaining assets in Saba were determined to be impaired due to the closure of its operations, and certain obsolete equipment was also determined to be impaired.

Divisional Operating Income (Loss)

Operating income was $8,000 in 2001 compared to a loss of $1.2 million in 2000. Our materials division had operating income of $23,000 in 2001, compared to a loss of $1.6 million in 2000. This improvement is primarily due to improved profitability in most islands relating primarily to reduced cost of production as well as reduced SG&A expenses. Over the last two years we have seen an improvement in the operating earnings of the materials division. However, there are risks that this trend cannot be sustained and that the division's results may decrease in the near future. Our construction division had operating income of $1.2 million in 2001 compared to $1.3 million in 2000. This is primarily attributable to lower margins on some contracts. Due to possible lower activity in 2002, we may see reduced earnings, however, the remaining backlog is estimated to have reasonable gross profit margins.

Other Income

In 2000, we recognized a gain on the sale of our cement terminals and the concrete business in St. Thomas and the Tortola operation, in the aggregate amount of $18.3 million. We had gains on sale of other property and equipment of $71,000 in 2001 compared to $154,000 in 2000. Our interest expense decreased to $435,000 in 2001 from $913,000 in 2000 due to a substantial reduction of outstanding debt, utilizing the proceeds of our sales of operations as mentioned above. Our interest income increased to $3.5 million in 2001 compared to $2.5 million in 2000. Our interest income increased due to interest recognized on notes receivable due from the Government of Antigua and Barbuda, and to interest received on outstanding accounts and notes receivable. The minority interest allocation of losses decreased to $52,000 in 2001 from $314,000 in 2000, mainly because the losses in Puerto Rico cannot be allocated to the joint venture partners as their equity has been exhausted.

Income Taxes

Income taxes increased to $829,000 in 2001 from $716,000 in 2000. Our tax rate varies depending on the level of our earnings in the various tax jurisdictions where we operate, the tax loss carry-forwards and tax exemptions available to us. See Notes 8 and 16 of Notes to Consolidated Financial Statements.

Net Earnings (Loss)

Our net income was $2.4 million in 2001 compared to a net income of $18.5 million in 2000. This reduction in profitability was primarily attributable to the $18.3 million profit recognized on the sales of assets in the beginning of year 2000, partially offset by a net interest income increase from $1.6 million in 2000 to $3.1 million in 2001, and a reduction of our operating loss by $1.2 million.

Comparison of Year Ended December 31, 2000 with Year Ended December 31, 1999

Revenue

Our revenue was $65.2 million in 2000 and $68.0 million in 1999. This 4.1 percent decrease reflects a decrease in materials revenue, partially offset by an increase in construction revenue.

Our materials revenue decreased 7.9 percent to $51.0 million in 2000 from $55.3 million in 1999. This decrease was primarily due to the sale of the concrete operations on St. Thomas, Tortola and Dominica. Excluding the sale of these operations, materials revenue increased by 20.8 percent, primarily due to increased demand for quarry products in St. Martin and Puerto Rico and increased sales of cement in St. Croix.

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

Other Income (Deductions)

We recognized a gain on the sale of our cement terminals and the concrete business in St. Thomas and the Tortola operation, in the aggregate amount of $18.3 million. We had gains on sale of other property and equipment of $154,000 in 2000 compared to $14,000 in 1999. Our interest expense decreased to $913,000 in 2000 from $2.4 million in 1999 due to a substantial reduction of outstanding debt, utilizing the proceeds of our sales of operations as mentioned above. Our interest income increased to $2.5 million in 2000 compared to $630,000 in 1999. Our interest income increased due to interest recognized on notes receivable due from the Government of Antigua and Barbuda, and to a lesser extent, to higher levels of cash and cash equivalents. Previously we had estimated we would record $2.1 million for year 2000 in interest from these Antigua notes, however, due to the fact that the payments received were less than anticipated, the interest recorded was $1.5 million. The decrease in payments was due to a delay in the implementation of property taxes. The minority interest allocation of losses decreased to $314,000 in 2000 from $830,000 in 1999, mainly due to improved result in our operations in Puerto Rico.

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

Management believes our cash flow from operations, existing working capital, and funds available from lines of credit will be adequate to meet our needs during the next 12 months. Historically, we have used a number of lenders to finance a portion of our machinery and equipment purchases. At December 31,

2001 there were no amounts outstanding to these lenders. Management believes it has significant collateral and financial stability to be able to obtain significant financing, should it be required.

As of December 31, 2001, our liquidity and capital resources included cash and cash equivalents of $8.0 million, working capital of $16.2 million and an available line of credit of $1.0 million. Total outstanding liabilities were $14.1 million as of December 31, 2001 compared to $19.7 million a year earlier.

Cash flow provided by operating activities for the year ended December 31, 2001 was $3.3 million compared with $2.3 million for the year ended December 31, 2000. The primary use of cash for operating activities during the year ended December 31, 2001 was a decrease in accounts payable and accrued expenses of $3.2 million, an increase in receivables of $1.8 million and an increase in inventory of $807,000. The primary source of cash from operating activities was a decrease in costs and estimated earnings in excess of billings of $1.2 million and an increase in taxes payable of $467,000.

Net cash used in investing activities was $2.2 million in 2001, including purchases of property, plant, and equipment of $4.5 million. Net cash used in financing activities was $1.3 million, including purchases of treasury stock of $701,000.

We turned our fiscal year-end accounts receivable, excluding notes and employee receivables, approximately 4.6 times in 2001 compared to 5.1 times in 2000. The reduction resulted from a lower turnover rate for the construction division accounts receivable of 3.2 in 2001 as compared to 3.7 in 2000, mainly due to a $3.3 million receivable from the project in the Bahamas. This receivable was greatly reduced in January 2002 by a cash payment of $3.0 million. The materials division showed a small improvement in the turnover rate from 5.8 to 6.0. Another reason for our total turnover rate reduction is that the materials division, which had a better turnover rate than the construction division, had significantly reduced sales and receivables greatly reduced in 2001, therefore its weight in the composite turnover rate diminished. See Notes 3 and 12 of Notes to Consolidated Financial Statements.

We have financed some construction projects during the last six months. Included in our receivables are $3.5 million expected to be paid back within a four-year period.

On November 1, 1999, we extended a $1.0 million note to the venture in the Bahamas, secured by equipment and guarantees. The note has been paid in full. As of December 31, 2001, we had trade receivables from the venture of approximately $3.3 million. Subsequent to the year-end we have received $3.6 million in payments and billed an additional $1.2 million.

We entered into a credit agreement with a Caribbean bank in November 1996 for a total credit of $7.0 million. One part of the credit agreement is a term loan for $6.0 million, which was fully paid in 2000. The second part was a revolving line of credit of $1.0 million. We did not seek to renew the credit line in July 2001.

We have a $1.0 million unsecured overdraft facility from a commercial bank in the United States. The facility is due on demand and bears interest at a rate variable with LIBOR. The bank can demand repayment of the loan and cancellation of the overdraft facility, if certain financial or other covenants are in default. At December 31, 2001, we had no borrowings outstanding under this line. This facility was put in place to help cash management strategies and is seldom utilized.

At December 31, 2001 we had borrowed $2.8 million from the Company President. The note to the President is unsecured and bears interest at the prime rate. Presently, $1.0 million is due on demand and $1.8 million is due on July 1, 2003. The President has the option to make the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires 15 percent or more of the common stock or announces a tender offer that, if successful, would result in ownership by a person or group of 15 percent or more of the common stock.

We purchase equipment as needed for our ongoing business operations. We are currently replacing or upgrading some equipment used by the materials division, principally concrete trucks and quarry equipment. This resulted in a net cash expenditure of $4.5 million in 2001. At present, management believes that our inventory of construction equipment is adequate for our current contractual commitments and operating activities. New construction contracts may, depending on the nature of the contract and job location and duration, require us to make significant investments in heavy construction equipment. During 2001 we sold equipment with an original cost basis of $1.3 million and a net book value of $879,000. The net proceeds consisting of cash and notes receivable were $968,000. We realized a gain of approximately $71,000 on these transactions. We believe we have available funds or can obtain sufficient financing for our contemplated equipment replacements and additions.

In September 2001 the Company decided to stop its operations on Aguadilla, Puerto Rico. There was no material impact on the Consolidated Financial Statements. The Company has leased, with option to buy, its equipment on this site to a company controlled by one of the joint venture owners of the Company's subsidiary in Puerto Rico. The lease rate should generate a small income after depreciation and interest on the equipment.

Our notes receivable at December 31, 2001 include $7.2 million in promissory notes from the Government of Antigua with approximately $205,000 classified as a current receivable. See Notes 3, 8 and 16 of Notes to Consolidated Financial Statements.

We have not guaranteed any other person's or company's debt. We have not entered into any currency or interest options, swaps or future contracts, nor do we have any off-balance sheet debts or transactions.

We are sometime involved in litigation; the outcome of such litigation may in the future have an impact on our liquidity. See item 3 above.

Related Party Transactions

We have certain transactions with some of our Directors or employees. See Note 12 of Notes to the Consolidated Financial Statements.

We lease from the Company President, Mr. Donald L. Smith, Jr. a 3.4-acre parcel of real property in Deerfield Beach, Florida. This property is being used for our equipment logistics and maintenance activities. The annual rent for the period 1996 through 2001 was $49,000, which was below market rent. In January 2002 a new 5-year agreement was signed, the rent was increased to $90,000. This rent was based on comparable rental contracts for similar properties in Deerfield Beach.

We have borrowed $2.8 million from Mr. Smith to provide long-term financing to the Company. The loan is documented with an unsecured note; of which one million is payable on demand and $1.8 million is due on July 1, 2003. The interest charged by Mr. Smith is the prime rate. We believe that these terms are similar to what the Company would be able to achieve if we were to borrow this money from a bank. See Liquidity and Capital Resources above.

We have a $24 million construction contract with an entity in the Bahamas. Mr. Smith and one of the Directors, Mr. Robert A. Steele, are minority shareholders in the entity. Mr. Smith is member of the entity's managing committee. We believe the contract has been entered into at arm's length and at terms and conditions that we would offer our other customers. Prices established for the work are dependant on market conditions and unique conditions to the environment of the Bahamas. In connection with this contract, the Company has recorded revenue of $5.2 million during 2001. The backlog on the contract as of December 31, 2001 was $7.2 million. The project received its final financing in January 2002. As of December 31, 2001 we had trade receivables from the venture of approximately $3.3 million. Subsequent to year-end the Company received $3.6 million in payments from the venture and billed an additional $1.2 million.

Our joint venture subsidiary in Puerto Rico has transactions with the joint venture partners. A company controlled by one of the partners provides drilling and blasting services for our quarry in Guaynabo. The price for the services are negotiated periodically, and primarily by comparison to the cost of performing that work by ourselves. The subsidiary recently entered into a 36-month lease agreement for equipment located in the Aguadilla facility with another company controlled by this partner. The agreement also contains an option to buy the equipment. The price of the lease and the sales price of the equipment were negotiated between the parties at arm's length. There are no clear comparable prices in the market place, and no third party evaluation of the fairness of the transaction was completed. The subsidiary will recuperate its recorded book value of the assets, should the purchase option be exercised.

The same subsidiary sells a significant portion of its products to a company controlled by another joint venture partner. This partner is controlled by one of our Directors, Jose A. Bechara, Jr. esq. The price of the products is governed by firm supply agreements, renegotiated every other year. Comparable prices from other quarries are studied and used in the price negotiation.

Other assets include amounts due from officers and employees as a result of payments made by the Company pursuant to a split-dollar life insurance plan. Our advances to pay premiums are secured by a pledge of the cash value of the issued policies. Amounts due to the Company under the split-dollar life insurance plan were $943,638 in 2001 and $853,488 in 2000, respectively.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statements of Financial Accounting Standards ("SFAS") No. 141,

"Business Combinations"; SFAS No. 142, "Goodwill and Other Intangible Assets"; and SFAS No. 143, "Accounting for Asset Retirement Obligations."

SFAS No. 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." The most significant changes made by SFAS No. 141 are requiring the purchase method of accounting for all business combinations initiated after June 30, 2001, establishing specific criteria for the recognition of intangible assets separately from goodwill, and requiring that unallocated negative goodwill be written off immediately as an extraordinary gain. We do not expect a material impact from the adoption of SFAS No. 141 on our Consolidated Financial Statements.

SFAS No. 142 supersedes APB 17, "Intangible Assets," and primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are that goodwill and intangible assets with indefinite lives will no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. We do not expect a material impact from the adoption of SFAS No. 142 on our Consolidated Financial Statements.

SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. We do not expect a material impact from the adoption of SFAS No. 143 on our Consolidated Financial Statements.

In August 2001, the FASB approved the issuance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and certain parts of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long-lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact of the adoption of this statement, but believe it will not materially affect our financial position or results of operations.

Environmental Matters

We are involved, on a continuing basis, in monitoring our compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. While it is impossible to predict with certainty, management currently does not foresee such expenses in the future as having a material effect on our business, results of operations, or financial condition.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

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

The Company has significant operations overseas. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. The foreign functional currencies that the Company deals with are Netherlands Antilles Guilders, Eastern Caribbean Units, French Francs and Euros. The first two are pegged to the U.S. dollar and have remained fixed for many years. Management does not believe a change in the French Franc or Euro exchange rate will materially affect the Company's financial position or result of operations. The French operations are less than 10 percent of the Company's total operations.

Item 8. Financial Statements and Supplementary Data

The financial information and the supplementary data required in response to this Item are as follows:

                                                                         Page
                                                                       Number(s)
                                                                       ---------

Independent Auditors' Report                                              25

Financial Statements:

     Consolidated Balance Sheets                                         26-27
     December 31, 2001 and 2000

     Consolidated Statements of Operations                                28
     For Each of the Years in the Three-Year Period
     Ended December 31, 2001

     Consolidated Statements of Stockholders' Equity                      29
     and Comprehensive Income for Each of the Years in the Three-Year Period Ended December 31, 2001

     Consolidated Statements of Cash Flows                               30-31
     For Each of the Years in the Three-Year Period
     Ended December 31, 2001

     Notes to Consolidated Financial Statements                          32-54

     Schedule II - Valuation and Qualifying Accounts                      60

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Devcon International Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                        KPMG LLP

Fort Lauderdale, Florida
March 19, 2002

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000

Assets                                               2001               2000
------                                           ------------      -------------

Current assets:

     Cash and cash equivalents                   $  7,994,327      $  8,166,954
     Receivables, net                              12,162,049        13,800,628
     Costs and estimated earnings
       in excess of billings                          229,056         1,405,898
     Inventories                                    3,736,759         2,938,099
     Prepaid expenses and other assets                645,665           593,691
                                                 ------------      ------------
     Total current assets                          24,767,856        26,905,270

Property, plant and equipment, net
     Land                                           1,462,068         1,455,045
     Buildings                                      1,135,954         1,217,706
     Leasehold improvements                         3,159,536         3,203,760
     Equipment                                     49,567,905        51,090,785
     Furniture and fixtures                           684,849           802,615
     Construction in process                        2,793,580         1,024,035
                                                 ------------      ------------
                                                   58,803,892        58,793,946

     Less accumulated depreciation                (27,578,652)      (25,643,780)
                                                 ------------      ------------
                                                   31,225,240        33,150,166

Investments in unconsolidated joint
     ventures and affiliates, net                     315,858           281,819
Receivables, net                                   10,596,702        10,797,177
Other assets                                        1,046,091         1,001,639
                                                 ------------      ------------
Total assets                                     $ 67,951,747      $ 72,136,071
                                                 ============      ============

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets (continued)

                           December 31, 2001 and 2000

Liabilities and Stockholders' Equity                   2001           2000
------------------------------------               ------------   ------------
Current liabilities:
     Accounts payable, trade and other             $  4,093,229   $  7,175,610
     Accrued expenses and other liabilities           2,214,575      2,945,490
     Notes payable to banks                                  --        300,000
     Current installments of long-term debt           1,143,097      1,501,656
     Billings in excess of costs and
         estimated earnings                             414,837        535,547
     Income taxes                                       699,118        412,454
                                                   ------------   ------------

     Total current liabilities                        8,564,856     12,870,757

Long-term debt, excluding current
     installments                                     2,454,809      2,464,834
Minority interest in consolidated
     subsidiaries                                            --        474,444
Deferred income taxes                                   205,344        366,095
Deferred gain on sale of businesses                   1,142,537      2,070,859
Other liabilities                                     1,738,930      1,454,618
                                                   ------------   ------------

     Total liabilities                               14,106,476     19,701,607

Stockholders' equity
     Common stock, $0.10 par value
     Authorized 15,000,000 shares,
         Issued 3,741,285 in 2001 and
         3,836,285 in 2000, outstanding
         3,586,585 and 3,664,985
         shares in 2001 and 2000,
         respectively                                   374,128        383,628
     Additional paid-in capital                      10,133,527     10,279,284
     Accumulated other comprehensive loss -
         cumulative translation adjustment           (2,516,382)    (2,037,502)
     Retained earnings                               46,941,249     45,018,868
     Treasury stock, at cost                         (1,087,251)    (1,209,814)
                                                   ------------   ------------

Total stockholders' equity                           53,845,271     52,434,464
                                                   ------------   ------------

Commitments and contingencies

     Total liabilities and
         stockholders' equity                      $ 67,951,747   $ 72,136,071
                                                   ============   ============

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

     For Each of the Years in the Three-Year Period Ended December 31, 2001

                                                   2001            2000            1999
                                               ------------    ------------    ------------
Materials revenue                              $ 39,702,788    $ 50,956,382    $ 55,312,885
Construction revenue                             15,184,727      14,291,801      12,720,918
                                               ------------    ------------    ------------
         Total revenue                           54,887,515      65,248,183      68,033,803

Cost of materials                               (32,181,968)    (42,607,478)    (46,364,378)
Cost of construction                            (12,446,142)    (11,461,423)    (10,999,585)
                                               ------------    ------------    ------------
         Gross profit                            10,259,405      11,179,282      10,669,840

Operating expenses:
     Selling, general and
         administrative                         (10,057,669)    (11,302,430)    (13,012,443)
     Provision for doubtful accounts
         and notes                                 (162,695)       (334,811)       (230,517)
     Impairment of long-lived assets                (30,570)       (702,345)       (804,695)
     Credit for litigation                               --              --       1,160,137
                                               ------------    ------------    ------------

         Operating income (loss)                      8,471      (1,160,304)     (2,217,678)
                                               ------------    ------------    ------------
Other income (deductions):
     Joint venture equity earnings (loss)            28,733         (23,166)        (17,700)
     Gain on sale of property
         and equipment                               70,678         153,561          13,620
     Gain on sale of businesses                          --      18,293,045              --
     Interest expense                              (434,802)       (913,456)     (2,408,414)
     Interest income                              3,524,784       2,464,971         629,735
     Minority interest                               51,798         313,748         830,484
     Other income                                    10,041          73,965         131,540
                                               ------------    ------------    ------------
                                                  3,251,232      20,362,668        (820,735)
                                               ------------    ------------    ------------
         Income (loss) before
           income taxes                           3,259,703      19,202,364      (3,038,413)

Income taxes                                       (829,334)       (715,756)       (273,231)
                                               ------------    ------------    ------------
         Net earnings (loss)                   $  2,430,369    $ 18,486,608    $ (3,311,644)
                                               ============    ============    ============
Earnings (loss) per common
     share - basic                             $       0.67    $       4.80    $      (0.74)
                                               ============    ============    ============
Earnings (loss) per common
     share - diluted                           $       0.61    $       4.40    $      (0.74)
                                               ============    ============    ============
Weighted average number of common
     shares outstanding - basic                   3,631,703       3,850,566       4,481,304
                                               ============    ============    ============
Weighted average number of common
     shares outstanding - diluted                 3,963,278       4,201,537       4,481,304
                                               ============    ============    ============

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

     For Each of the Years in the Three-Year Period Ended December 31, 2001

                                                              Accumulated
                                              Additional         Other
                                   Common       Paid-in      Comprehensive      Retained       Treasury
                                    Stock       Capital       (Loss)Income      Earnings         Stock          Total
                                  -------     ----------     -------------     ----------     ----------     ----------
Balance at
 Dec. 31, 1998                    449,894     12,064,133        (859,376)      31,985,908             --     43,640,559

Comprehensive loss:
   Net loss                                                                    (3,311,644)                   (3,311,644)
   Currency translation
     adjustment                                                 (735,201)                                      (735,201)
                                                              ----------       ----------                    ----------
   Comprehensive loss                                                                                        (4,046,845)

Repurchase of 41,800 shares                                                                     (157,504)      (157,504)
                                  -------     ----------      ----------       ----------     ----------     ----------
Balance at
 Dec. 31, 1999                    449,894     12,064,133      (1,594,577)      28,674,264       (157,504)    39,436,210

Comprehensive income:
   Net earnings                                                                18,486,608                    18,486,608
   Currency translation
     adjustment                                                 (442,925)                                      (442,925)
                                                              ----------       ----------                    ----------
Comprehensive income                                                                                         18,043,683

Repurchase of
   805,350 shares                                                                             (5,074,229)    (5,074,229)
Retirement of
   675,850 shares                 (67,586)    (1,812,329)                      (2,142,004)     4,021,919             --
Exercise of stock options           1,320         27,480                                                         28,800

                                  -------     ----------      ----------       ----------     ----------     ----------
Balance at
 Dec. 31, 2000                    383,628     10,279,284      (2,037,502)      45,018,868     (1,209,814)    52,434,464

Comprehensive income:
   Net earnings                                                                 2,430,369                     2,430,369
   Currency translation
     adjustment                                                 (478,880)                                      (478,880)
                                                              ----------       ----------                    ----------
Comprehensive income                                                                                          1,951,489

Repurchase of
   97,000 shares                                                                                (700,925)      (700,925)
Retirement of
  113,600 shares                  (11,360)      (304,140)                        (507,988)       823,488             --
Noncash stock compensation                       127,843                                                        127,843
Exercise of stock options           1,860         30,540                                                         32,400
                                  -------     ----------      ----------       ----------     ----------     ----------

Balance at
  Dec. 31, 2001                   374,128     10,133,527      (2,516,382)      46,941,249     (1,087,251)    53,845,271
                                  =======     ==========      ==========       ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

     For Each of the Years in the Three-Year Period Ended December 31, 2001

                                                  2001            2000           1999
                                               -----------    ------------    -----------
Cash flows from operating activities:
     Net earnings (loss)                       $ 2,430,369    $ 18,486,608    $(3,311,644)

Adjustments to reconcile net earnings
(loss) to net cash provided by operating
   activities:
       Depreciation and amortization             4,895,406       5,174,699      6,371,683
       Deferred income tax benefit                (152,775)       (253,898)       (19,404)
       Joint venture equity
         (earnings)loss                            (28,733)         23,166         17,700
       Noncash stock compensation                  127,843              --             --
       Provision for doubtful accounts
         and notes                                 162,695         334,811        230,517
       Impairment on long-lived assets              30,570         702,345        804,695
       Gain on sale of property
         and equipment                             (70,678)       (153,561)       (13,620)
       Gain on sale of business                         --     (18,293,045)            --
       Credit for litigation                            --              --     (1,160,137)
       Minority interest in loss of
         consolidated subsidiaries                 (51,798)       (313,748)      (830,484)

Changes in operating assets and liabilities:
       (Increase) in receivables                (1,781,028)     (4,455,005)      (512,426)
       Decrease (increase) in costs
         and estimated earnings
         in excess of billings                   1,176,842      (1,147,118)       451,777
       (Increase) decrease in
         inventories                              (806,664)          2,788        625,161
       (Increase) decrease in other
         current assets                            (59,950)        135,356       (136,555)
       (Increase) decrease in other
         assets                                    (90,151)            951        (56,761)
       (Decrease) increase in accounts
         payable and accrued expenses           (3,162,787)      2,268,072       (956,287)
       (Decrease) increase in billings
         in excess of costs and estimated
         earnings                                 (120,710)       (490,769)       711,309
       Increase in income taxes payable            467,391         228,684         53,046
       Increase in other non-current
         liabilities                               355,989          45,177         90,640
                                               -----------    ------------    -----------
       Net cash provided by operating
         activities                            $ 3,321,831    $  2,295,513    $ 2,359,210
                                               -----------    ------------    -----------

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)

     For Each of the Years in the Three-Year Period Ended December 31, 2001

                                                         2001           2000           1999
                                                     -----------    ------------    -----------
Cash flows from investing activities:
   Purchases of property, plant and
     equipment                                       $(4,515,495)   $ (4,981,110)   $(8,282,294)
   Proceeds from disposition of
     property, plant and equipment                       219,617         845,325        787,425
   Proceeds and deposits from
     disposition of business                                  --      23,196,405      8,000,000
   Issuance of notes                                    (564,000)       (414,000)    (1,016,000)
   Payments on notes                                   2,682,638       1,888,224      4,101,724
   Investments in affiliates                              (5,306)        (27,904)       (57,411)
                                                     -----------    ------------    -----------
       Net cash (used in) provided by
        investing activities                          (2,182,638)     20,506,940      3,533,444
                                                     -----------    ------------    -----------

Cash flows from financing activities:
   Issuance of stock                                      32,400          28,800             --
   Purchase of treasury stock                           (700,925)     (2,684,700)      (157,504)
   Proceeds from debt                                  1,896,761         810,389      6,952,371
   Principal payments on debt                         (2,240,056)    (18,609,240)    (9,339,019)
   Net (repayments) borrowings on
     notes payable to banks                             (300,000)       (325,000)       536,892
                                                     -----------    ------------    -----------
       Net cash used in financing
         activities                                   (1,311,820)    (20,779,751)    (2,007,260)
                                                     -----------    ------------    -----------
       Net (decrease) increase in cash
         and cash equivalents                           (172,627)      2,022,702      3,885,394

Cash and cash equivalents at
  beginning of year                                    8,166,954       6,144,252      2,258,858
                                                     -----------    ------------    -----------
Cash and cash equivalents at
  end of year                                        $ 7,994,327    $  8,166,954    $ 6,144,252
                                                     ===========    ============    ===========
Supplemental disclosures of cash flow information:
       Cash paid for interest                        $   416,472    $    986,386    $ 2,415,150
                                                     ===========    ============    ===========
       Cash paid for income taxes                    $   288,223    $    732,702    $   237,790
                                                     ===========    ============    ===========
Supplemental non-cash items:

       Issuance of notes in settlement
         of receivables                              $ 3,972,607    $    269,220    $    44,644
                                                     ===========    ============    ===========
       Reduction of note receivable
         and deferred income                         $ 1,000,000    $         --    $        --
                                                     ===========    ============    ===========
       Translation loss adjustment                   $  (478,880)   $   (442,925)   $  (735,201)
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

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)  Description of Business and Summary of Significant Accounting Policies

     (a) Devcon International Corp. and its subsidiaries (the "Company") produce and distribute ready-mix concrete, crushed stone, concrete block, and asphalt and distribute bagged cement in the Caribbean. The Company also performs earthmoving, excavating and filling operations, builds golf courses, roads, and utility infrastructures, dredges waterways and constructs deep-water piers and marinas in the Caribbean.

     (b)  Principles of Consolidation
          ---------------------------

          These consolidated financial statements include the accounts of Devcon International Corp. and its majority-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

          The Company's investments in unconsolidated joint ventures and affiliates are accounted for under the equity and cost methods. Under the equity method, original investments are recorded at cost and then adjusted by the Company's share of undistributed earnings or losses of these ventures. Other investments in unconsolidated joint ventures in which the Company owns less than 20 percent are accounted for by using the cost method.

     (c)  Revenue Recognition
          -------------------

          Materials Division
          ------------------

          Revenue is recognized when the products are delivered, invoiced at a fixed price and the collectibility of the invoice is reasonably assured.

          Construction Division
          ---------------------

          The Company uses the percentage-of-completion method of accounting for both financial statements and tax reports. Revenue is recorded based on the Company's estimates of the completion percentage of each project, based on the cost-to-cost method. Anticipated contract losses, when probable and estimatable, are charged to earnings. Changes in estimated contract profits are recorded in the period of change. Selling, general and administrative expenses are not allocated to contract costs. Monthly billings are based on the percentage of work completed in accordance with each specific contract. While some contracts extend longer, most are completed within one year. Revenue is recognized under the percentage-of-completion method when there is a contract for the work, with a fixed price for the work performed or a fixed price for a quantity of work delivered, and the collectibility is reasonably assured.

     (d)  Cash and Cash Equivalents
          -------------------------

          Cash and cash equivalents include cash, time deposits and all highly liquid debt instruments with an original maturity of three months or less.

     (e)  Allowance for Doubtful Accounts
          -------------------------------

          The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management.

     (f)  Notes Receivable
          ----------------

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

     (g)  Inventories
          -----------

          Inventories are stated at the lower of average cost or market.

     (h)  Property, Plant and Equipment
          -----------------------------

          Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful life of each asset. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

          Useful lives or lease terms for each asset type are summarized below:

Buildings                                   15 - 40 years
Leasehold improvements                       3 - 35 years
Equipment                                    3 - 20 years
Furniture and fixtures                       3 - 10 years

     (i)  Impairment of Long-Lived Assets and for Long-Lived Assets to Be
                                              ---------------------------
          Disposed Of
          -----------

          The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

          This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

          In accordance with its policy, the Company recorded charges for impairment losses in the materials segment in 2001, 2000 and 1999 of approximately $14,000, $659,000 and $471,000, respectively. The construction segment recorded charges for impairment losses in 2001, 2000 and 1999 of $17,000, $43,000 and $334,000, respectively.

          Other assets, dredge equipment, asphalt plant, batch plant, generators, and other assets, not in use in Puerto Rico, St. Croix, St. Kitts and other islands were written down to net realizable value with an impairment charge of $31,000 in 2001 and $174,000 in 2000. In 2000, impairment of goodwill in St. Martin of $378,000 was determined based on future projected undiscounted cash flows compared to remaining asset value as of the end of the period. There is no remaining goodwill relating to the operations in St Martin. In 1999, due to the planned closing of the Saba operations, the asset values in Saba were reduced to estimated net realizable value, by an impairment charge of $267,000. During the actual closing of the plant, additional impairment of $150,000 was recognized in 2000 due to an additional write-down of inventories, unforeseen additional dismantling costs and lower than expected proceeds received upon the sale of the fixed assets. There were no remaining assets in Saba as of December 31, 2000. A dredge was impaired due to obsolescence in 1999.

     (j)  Foreign Currency Translation
          ----------------------------

          All balances denominated in foreign currencies are remeasured at year-end rates to the respective functional currency of each consolidating company.

          For those subsidiaries, with a functional currency other than the US dollar, assets and liabilities have been translated into U.S.

          dollars at year-end exchange rates. Income statement accounts are translated into U.S. dollars at average exchange rates during the period. The translation adjustment decreased equity by $478,880 in 2001, $442,925 in 2000, and $735,201 in 1999. Gains or losses on foreign currency transactions are reflected in the net income of the period.

          The French subsidiary does not record a foreign exchange loss or gain on long-term inter-company debt. This gain or loss is deferred and combined with the translation adjustment of said subsidiary. If and when the debt is paid, in part or whole, the deferred loss or gain will be realized and will affect the net respective result of the period.

     (k)  Earnings (Loss) Per Share
          -------------------------

          The Company computes earnings per share in accordance with the provisions of SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting basic and diluted earnings per share.

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

     (l)  Income Taxes
          ------------

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company and certain of its domestic subsidiaries file consolidated federal and state income tax returns. Subsidiaries located in U.S. possessions and foreign countries file individual income tax returns. U.S. income taxes are not provided on undistributed earnings, which are expected to be permanently reinvested by foreign subsidiaries, unless the earnings can be repatriated in a tax-free manner.

     (m)  Use of Estimates
          ----------------

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

     (n)  Stock Option Plans
          ------------------

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

     (o)  Reclassification
          ----------------

          Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)  Earnings Per Share
     ------------------

     The following table sets forth the computation of basic and diluted earnings per share data:

                                               2001        2000        1999
                                             ---------   ---------   ---------
Weighted average number of
  common shares outstanding -
  basic                                      3,631,703   3,850,566   4,481,304

Effect of dilutive securities:
Options                                        331,575     350,971          --
                                             ---------   ---------   ---------

Weighted average number of
  common shares outstanding -
  diluted                                    3,963,278   4,201,537   4,481,304
                                             =========   =========   =========

     Options to purchase 560,300 shares of common stock at prices ranging from $2.17 to $3.75 per share were outstanding for the year ended December 31, 1999 but were not included in the computation of diluted earnings per share because the inclusion of the options would be antidilutive. The options expire on various dates.

     The Company acquired a total of 97,000 of its outstanding common shares and retired 113,600 shares in 2001. As of December 31, 2001, the Company had 154,700 shares of treasury stock, which may be used for exercise of stock options, may be used for other Company purposes or retired.

(3)  Receivables
     -----------

     Receivables consist of the following:

                                                          December 31,
                                                  -----------------------------
                                                     2001              2000
                                                  ------------     ------------
Materials division trade accounts                 $  7,984,474     $ 10,679,035
Construction division trade
  accounts receivable, including
  retainages                                         4,942,402        4,248,595
Accrued interest and other receivables                  25,938          338,214
Notes and bonds due from the
  Government of Antigua and Barbuda, net             7,318,035        7,669,420
Trade notes receivable - other                       5,951,291        5,373,493
Due from employees and officers                         64,604          247,101
                                                  ------------     ------------
                                                    26,286,744       28,555,858
Allowance for doubtful accounts
  and notes                                         (3,527,993)      (3,958,053)
                                                  ------------     ------------
                                                  $ 22,758,751     $ 24,597,805
                                                  ============     ============

     Receivables are classified in the consolidated balance sheets as follows:

                                                          December 31,
                                                  ----------------------------
                                                     2001              2000
                                                  -----------       ----------

Current assets                                    $12,162,049      $13,800,628
Non-current assets                                 10,596,702       10,797,177
                                                  -----------       ----------
                                                  $22,758,751      $24,597,805
                                                  ===========      ===========

     Included in notes and other receivables are unsecured notes due from the Government of Antigua and Barbuda (the "Government") totaling a net amount of $7,249,375 and $7,483,329 in 2001 and 2000, respectively, approximately $205,000 of which is classified as a current receivable in 2001. These notes were originally executed in connection with a construction contract in 1987. During the following nine years, eight amendments to the agreement were executed, primarily due to additional work contracted. In 1987, the notes were placed on the cost recovery method, and all payments received from the Government from agreed upon sources were recorded as reduction of the principal balance of the notes. Payments from agreed upon sources were derived from lease proceeds from a rental of a United States military base, fuel tax revenues and proceeds from a real estate venture. The contractual outstanding balance of the notes, including the balance of prepayment of taxes and duties, was $31.7 million and $32.8 million as of December 31, 2001 and 2000, respectively.

     In April 2000, the Company executed the ninth amendment to the agreement with the Government and the notes were removed from the cost recovery method. The original notes receivable were consolidated into two new 15-year notes and the stated interest rate was reduced from 10 percent to 6 percent annually. Payments from agreed upon sources were expanded to include an additional monthly payment of $61,400, starting in August 2000, and up to $2.5 million in offsets against future duties and taxes to be incurred by the Company. In total, the agreement calls for $155,000 to be received monthly and $312,000 to be received quarterly, until maturity in 2015. Since April 28, 2000 the Company has been recognizing interest income on the notes under the accrual basis. The Company expects to receive principal payments against the book balance of $205,000, $196,000, $134,000, $230,000, and $372,000 during each of the next 5 years, respectively.

     From time to time in the future the Company expects to incur taxes and duties in excess of the $2.5 million stipulated in the agreement. As a result, the contractual outstanding balance of the notes may be further reduced to pay these additional taxes and duties; and the notes may be paid off prior to the scheduled maturity. At the time of recording the actual duty or taxes incurred the Company will record the offsetting payment from the Government.

     Receipts on the notes were $2.9 million and $2.1 million, in 2001 and 2000, respectively. Interest income recognized in 2001, 2000 and 1999 was $2,385,842, $1,538,540 and $417,147, respectively. The Government was delayed in implementing certain property taxes, which were to provide funds for increased payments of $61,400 monthly; therefore, additional agreed-upon payments of approximately $1.0 million were not received during a 17-month period ending in December 2001. Subsequent to the ninth amendment, a new agreement was signed by the Government, which stipulates that the additional payments of $61,400 will start in 2002. The Company has received the first two additional payments in the first quarter of 2002. The Company records payments received, first to the projected principal reductions for the period, then to accrued interest, and lastly to additional reduction of principal. Interest income is recognized on the notes only to the extent payments are recorded for accrued interest.

     Antigua-Barbuda Government Development Bonds 1994-1997 series amounting to $68,660 and $186,091 in 2001 and 2000, respectively, are included in the total due from the Government.

     The Company also has net trade receivables from various Government agencies of $31,331 and $29,796 in 2001 and 2000, respectively.

     Trade notes receivable - other consist of the following:

                                                            December 31,
                                                     -----------------------
                                                        2001         2000
                                                     ----------   ----------
Unsecured promissory notes receivable
with varying terms and maturity dates                $  249,869   $  455,992

Notes receivable with varying terms and
maturity dates, secured by real estate
or equipment                                          2,362,128      951,058

8.0 percent note receivable, due on demand,
secured by first mortgage on real property              817,788      817,788

Unsecured notes receivable bearing interest
at 1.0 percent over the prime rate,
due in monthly installments through 2005              1,946,506           --

8.0 percent note receivable, due in
installments through July 2005, secured
by land and building                                    575,000      600,000

Note receivable bearing interest at the
prime rate due in installments through
November 2001 secured by equipment                           --      826,433

Note receivable bearing interest at the
prime rate due in installments
through December 2003, secured by land, equipment
and stock                                                    --    1,722,222
                                                     ----------   ----------
                                                     $5,951,291   $5,373,493
                                                     ==========   ==========

(4)  Inventories
     -----------

                                                          December 31,
                                                  --------------------------
                                                     2001            2000
                                                  ----------      ----------
Inventories consist of the following:

Sand, stone, cement and concrete block            $3,240,910      $2,422,566
Maintenance parts                                    175,589         275,589
Other                                                320,260         239,944
                                                  ----------      ----------
                                                  $3,736,759      $2,938,099
                                                  ==========      ==========

(5)  Investments in Unconsolidated Joint Ventures and Affiliates
     -----------------------------------------------------------

     At December 31, 2001 and 2000, the Company had investments in unconsolidated joint ventures and affiliates consisting of equity interests in a 1.2 percent equity interest in a real estate project in the Bahamas (see Note 12) and a 33.3 percent interest in a real estate company in Puerto Rico. Equity earnings of $28,733 were recognized in 2001 and an equity loss of $23,166 was recognized in 2000, on ventures accounted for under the equity method.

(6)  Fair Value of Financial Instruments
     -----------------------------------

     The carrying amount of financial instruments including cash, cash equivalents, most of the receivables - net, other current assets, accounts payable trade and other, accrued expenses and other liabilities, and notes payable to banks approximated fair value at December 31, 2001 because of the short maturity of these instruments. The carrying value of debt and most notes receivable approximated fair value at December 31, 2001 based upon the present value of estimated future cash flows. Given the nature of the notes and lack of comparable instruments, estimation of fair value of the notes due from the Government of Antigua and Barbuda is not practicable. The carrying amount of these notes as of December 31, 2001 was $7.4 million. The effective interest rate of the notes was 33 percent in 2001. The notes call for monthly and quarterly payments until maturity in 2015.

(7)  Long-term Debt
     --------------

     Long-term debt consists of the following:

                                                            December 31,
                                                   -----------------------------
                                                      2001               2000
                                                   ----------         ----------

     Installment notes payable in
     monthly installments through
     2005, bearing interest at a
     weighted average rate of 7.8
     percent and secured by equipment
     with a carrying value of
     approximately $265,000                        $  200,006         $1,284,878

     Unsecured note payable to the Company's
     President, $1,000,000 due on demand with
     the balance due July 1, 2003 and
     bearing interest at the prime interest
     rate                                           2,780,000          2,075,000

     Unsecured notes payable due through
     2011 bearing interest at a weighted
     average rate of 6.8 percent                      617,900            465,987

     Notes and mortgages payable in
     installments, bearing
     interest at 9.50 percent                           --               140,625

     Note payable to a bank under a $1,000,000
     line of credit, due on demand, bearing
     interest at 1 percent over the prime
     rate secured by equipment and property             --               300,000
                                                   ----------         ----------
        Total debt outstanding                     $3,597,906         $4,266,490
                                                   ==========         ==========

     The effective interest on all debt outstanding was 8.5 percent at December 31, 2001 and 9.5 percent at December 31, 2000.

     Outstanding debt is shown in the consolidated balance sheets under the following captions:

                                                       December 31,
                                              -----------------------------
                                                 2001               2000
                                              ----------         ----------
Current installments of long-term debt        $1,143,097         $1,501,656
Notes payable to banks                             --               300,000
Long-term debt                                 2,454,809          2,464,834
                                              ----------         ----------
                                              $3,597,906         $4,266,490
                                              ==========         ==========

     The total maturities of all outstanding debt subsequent to December 31, 2001 are as follows:

2002                            $1,143,097
2003                             1,826,992
2004                                50,893
2005                                44,892
2006                                  -
Thereafter                         532,032
                                ----------
                                $3,597,906
                                ==========

(8)  Income Taxes
     ------------

     Income tax expense (benefit) consists of:

                                 Current            Deferred             Total
                                ---------           ---------          ---------
2001:
  Federal                       $ 358,435           $(190,162)         $ 168,273
  State                                --                  --                 --
  Foreign                         623,674              37,387            661,061
                                ---------           ---------          --------
                                $ 982,109           $(152,775)         $829,334
                                =========           =========          ========
2000:
  Federal                       $ 502,826           $ (32,539)         $ 470,287
  State                                --                  --                 --
  Foreign                         466,828            (221,359)           245,469
                                ---------           ---------          --------
                                $ 969,654           $(253,898)         $715,756
                                =========           =========          ========
1999:
  Federal                       $      --           $ (19,404)         $(19,404)
  State                                --                  --                --
  Foreign                         292,635                  --            292,635
                                ---------           ---------          --------
                                $ 292,635           $ (19,404)         $273,231
                                =========           =========          ========

     The actual expense differs from the "expected" tax expense
     (benefit)computed by applying the U.S. federal corporate income tax rate of 34 percent to income (loss) before income taxes is as follows:

                                           2001          2000          1999
                                        ----------    ----------    -----------
Computed "expected"
  tax expense (benefit)                 $1,108,300    $6,528,804    $(1,033,060)
Increase (reduction) in
  income taxes resulting from:
  State taxes net of federal
   tax expense                                  --            --             --
  Distribution of deemed
   dividends                               141,100     2,035,275        901,000

                                           2001          2000           1999
                                        ---------     -----------     ---------
Intercompany interest income
  untaxed by foreign
  jurisdiction                           (137,194)        --            (27,600)
Tax incentives granted to
  foreign subsidiaries                   (399,403)     (2,864,131)           --
Nontaxable capital gains                        --     (1,156,048)           --
Adjustment to prior year
  deemed dividends from
  foreign subsidiaries                          --             --      (155,852)
Net operating loss not
  utilized                                 27,985          47,594        20,696
Change in deferred tax
  valuation allowance                    (845,729)     (2,902,361)      648,759
Differences in effective
  rate in foreign
  jurisdiction and other                  934,275        (973,377)      (80,712)
                                        ---------     -----------     ---------
                                        $ 829,334     $   715,756     $ 273,231
                                        =========     ===========     =========

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss carryforwards.

     Significant portions of the deferred tax assets and liabilities results from the tax effects of temporary difference:

                                                           December 31,
                                                   ----------------------------
                                                      2001             2000
                                                   -----------      -----------
Deferred tax assets:
  Allowance for bad debts                          $   165,889      $   220,380
  Net operating loss carry-forwards                  4,076,320        4,949,521
  Reserves and other                                   493,805          435,492
  Deferred income                                      388,464          366,958
                                                   -----------      -----------
Total gross deferred tax assets                      5,124,478        5,972,351
Less valuation allowance                            (4,464,784)      (5,310,513)
                                                   -----------      -----------
         Net deferred tax assets                       659,694          661,838
                                                   -----------      -----------
Deferred tax liabilities:
  Plant and equipment, principally
    due to differences in depreciation
    and capitalized interest                          (632,673)        (787,592)
      Total gross deferred tax
        liabilities                                   (632,673)        (787,592)
                                                   -----------      -----------
      Net deferred tax asset
        (liabilities)                              $    27,021      $  (125,754)
                                                   ===========      ===========
Net deferred tax assets (liabilities):
   Net current deferred tax assets                 $   232,365      $   240,341

   Net non-current deferred
     tax liabilities                                  (205,344)        (366,095)
                                                   -----------      -----------
                                                   $    27,021      $  (125,754)
                                                   ===========      ===========

     The valuation allowance for deferred tax assets as of December 31, 2001 was $4.5 million or about 87.1 percent of the potential deferred tax benefit.

     In April 1988, the U.S. Virgin Islands Industrial Development Commission
     (IDC) granted one of the Company's subsidiaries a 10-year tax exemption expiring in April 1998. With some conditions and exceptions, the Company's operations related to (1) production and sale of ready-mix concrete; (2) production and sale of concrete block on St. Thomas and St. Johns and outside of the U.S. Virgin Islands; (3) production and sale of sand and aggregate; and (4) bagging of cement from imported bulk cement, are 100 percent exempt from U.S. Virgin Islands real property, gross receipts (currently 4 percent) and excise taxes, 90 percent exempt from U.S. Virgin Islands income taxes, and about 83 percent exempt from U.S. Virgin Islands customs duties. In 1998, the Company was granted a five-year extension, through April 2003, of the exemptions.

     At December 31, 2001, approximately $37.8 million of foreign subsidiaries' earnings have not been distributed and no U.S. income taxes have been provided on them. These earnings are considered permanently reinvested in the subsidiaries' operations, unless the earnings can be repatriated in a tax-free manner, and when earned, did not require income tax recognition under U.S. laws. Should the foreign subsidiaries distribute these earnings to the parent company or provide access to these earnings, taxes of approximately $12.9 million at the U.S. federal tax rate of 34 percent, net of foreign tax credits, may be incurred.

     At December 31, 2001, the Company had accumulated net operating loss carryforwards available to offset future taxable income in its Caribbean operations of about $12.2 million, which expire at various times through the year 2010.

     During the fourth quarter 2001, the Company's three subsidiaries in Antigua were assessed $6.1 million in income taxes and withholding taxes for the years 1995 through 1999. The Company is appealing the assessments in the appropriate venues. The Company is owed a total of $31.7 million from the Government of Antigua and Barbuda; see further Note 3, of which $7.4 million is reflected as a receivable in the Company's financial statements. The difference between the gross balance and the reflected balance is the result of the notes receivable being on the cost recovery method from the notes inception through April 2000. In the event that the appeal is denied, the Company believes it has the right to offset any amounts owed to the Government against what is owed to the Company. Therefore, the Company believes that if any tax is accrued in the future, it will not have an immediate cash flow effect on the Company, but will result in an offset between tax owed and receivables outstanding. It is too early to predict the final outcome of the appeals process or to estimate the ultimate amount of loss, if any, to the Company. Based on the advice from local Antiguan tax consultants and local Antiguan counsel, management believes the Company's defenses to be meritorious and does not believe that the ultimate outcome will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(9)  Foreign Subsidiaries
     --------------------

     Combined financial information for the Company's foreign Caribbean subsidiaries, except for those located in the U.S. Virgin Islands and Puerto Rico, are summarized here:

                                                            December 31,
                                                    ----------------------------
                                                       2001             2000
                                                    -----------      -----------

Current assets                                      $11,822,302      $ 7,225,459
Advances to the Company                               7,734,792        9,923,726
Property, plant and equipment, net                   10,933,035       11,963,903
Investments in joint ventures and
   affiliates, net                                      186,490          184,184
Notes receivable, net                                 9,752,049        8,218,904
Other assets                                             11,147           56,848
                                                    -----------      -----------

         Total assets                               $40,439,815      $37,573,024
                                                    ===========      ===========

Current liabilities                                 $ 2,512,409      $ 3,161,433
Long-term debt                                          946,725               --
Equity                                               36,980,681       34,411,591
                                                    -----------      -----------
         Total liabilities and equity               $40,439,815      $37,573,024
                                                    ===========      ===========

                                      2001             2000            1999
                                   -----------     -----------     ------------
Revenue                            $25,607,906     $32,419,421     $ 38,093,152
Gain on sale of business                    --       9,751,585               --
Income (loss) before
   income taxes                      3,440,105      10,343,782         (904,252)
Net earnings(loss)                   2,853,800      10,309,560       (1,170,284)

(10) Lease Commitments
     -----------------

     The Company leases real property, buildings and equipment under operating leases that expire over periods of one to thirty-one years. Future minimum lease payments under noncancellable operating leases with terms in excess of one year as of December 31, 2001 are as follows:

                                                   Operating
                                                    Leases
                                                  -----------
Years ending December 31,
         2002                                     $ 1,731,406
         2003                                       1,687,306
         2004                                       1,559,249
         2005                                       1,491,523
         2006                                       1,172,523
         Thereafter                                 2,847,334
                                                  -----------
Total minimum lease payments                      $10,489,341
                                                  ===========

     Total operating lease expense for real property and buildings was $1,977,537 in 2001, $3,473,000 in 2000 and $4,118,946 in 1999. Total
     operating lease and rental expense for equipment was $903,455 in 2001, $904,709 in 2000 and $788,360 in 1999. The equipment leases are normally on a month-to-month basis. Some operating leases provide for contingent rentals or royalties based on related sales and production;

     contingent expense amounted to $10,755 in 2001, $112,770 in 2000 and $9,422 in 1999. Included in the above minimum lease commitments are royalty payments due to the owners of the Societe des Carrieres de Grand Case
     (SCGC) quarry. See Note 16.

(11) Segment Reporting
     -----------------

     The Company is organized based on the products and services it provides. Under this organizational structure the Company has two reportable segments: materials and construction. Materials segment includes manufacturing and distribution of ready-mix concrete, block, crushed aggregate and cement. Construction segment consists of land development construction projects. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                   December 31,
                                   ---------------------------------------------
                                       2001            2000            1999
                                   ------------    ------------    ------------
Revenue (incl. inter-segment):
  Materials                        $ 40,985,155    $ 51,466,445    $ 55,718,952
  Construction                       15,282,867      14,421,338      13,289,689
Elimination of inter-segment
     revenue                         (1,380,507)       (639,600)       (974,838)
                                   ------------    ------------    ------------
         Total                     $ 54,887,515    $ 65,248,183    $ 68,033,803
                                   ============    ============    ============
Operating income (loss):
  Materials                        $     23,330    $ (1,607,653)   $ (2,198,221)
  Construction                        1,173,141       1,266,349        (300,594)
  Credit for litigation                      --              --       1,160,137
  Unallocated corporate
     overhead                        (1,188,000)       (819,000)       (879,000)
                                   ------------    ------------    ------------
         Total                     $      8,471    $ (1,160,304)   $ (2,217,678)
                                   ============    ============    ============
Total assets:
  Materials                        $ 43,787,877    $ 46,852,093    $ 55,210,123
  Construction                       13,441,816      10,983,399      10,720,392
  Other                              10,722,054      14,300,579      15,983,499
                                   ------------    ------------    ------------
         Total                     $ 67,951,747    $ 72,136,071    $ 81,914,014
                                   ============    ============    ============
Depreciation and
 amortization:
  Materials                        $  3,309,717    $  3,596,902    $  4,723,099
  Construction                        1,585,689       1,577,797       1,648,584
                                   ------------    ------------    ------------
         Total                     $  4,895,406    $  5,174,699    $  6,371,683
                                   ============    ============    ============
Capital expenditures:
  Materials                        $  3,709,789    $  2,854,719    $  7,924,195
  Construction                          805,706       2,126,391         358,099
                                   ------------    ------------    ------------
         Total                     $  4,515,495    $  4,981,110    $  8,282,294
                                   ============    ============    ============

     Operating income (loss) is revenue less operating expenses. In computing operating income (loss), the following items have not been added or deducted: interest expense, income tax expense, equity in earnings from unconsolidated joint ventures and affiliates, interest and other income, minority interest and gain or loss on sales of equipment. The note receivable from the Government of Antigua and Barbuda is included in total assets, other.

     Revenue by geographic area includes only sales to unaffiliated customers, as reported in the Company's consolidated statements of operations. The Company moves its equipment from country to country, therefore, to make this disclosure meaningful the geographic area separation for assets is based on the location of the legal entity owning the assets.

                                                      December 31,
                                       -----------------------------------------
                                          2001           2000           1999
                                       -----------    -----------    -----------
Revenue by geographic areas:
     U.S. and its territories          $21,562,985    $25,235,399    $22,970,710
     Netherlands Antilles                9,459,217     12,689,209      8,725,220
     Antigua and Barbuda                10,534,677     12,593,564     11,822,155
     French West Indies                  6,384,890      9,158,988      8,718,285
     Other foreign areas                 6,945,746      5,571,023     15,797,433
                                       -----------    -----------    -----------
       Total                           $54,887,515    $65,248,183    $68,033,803
                                       ===========    ===========    ===========
Property, plant and equipment,
 net, by geographic areas:
     U.S. and its territories          $20,292,205    $21,186,263    $18,849,542
     Netherlands Antilles                  285,045        344,305      1,232,142
     Antigua and Barbuda                 6,720,267      7,280,881      8,501,170
     French West Indies                  3,873,834      4,206,217      4,581,460
     Other foreign areas                    53,889        132,500      5,178,977
                                       -----------    -----------    -----------
       Total                           $31,225,240    $33,150,166    $38,343,291
                                       ===========    ===========    ===========

(12) Related Party Transactions
     --------------------------

     The Company leases a 3.4-acre parcel of real property in Deerfield Beach, Florida from the Company's President. Annual rent on the property was $49,303 in 2001, 2000, and 1999, respectively. The lease was renewed for five years from January 1, 2002 with an annual rent of $90,000.

     At December 31, 2001, the Company had a note payable of $2.8 million to the Company's President resulting from various advances made to the Company in previous years. The note is unsecured and bears interest at the prime rate. Presently, one million dollars is due on demand and $1.8 million is due on July 1, 2003. The President has the option to make the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires 15 percent or more of the common stock or announces a tender offer that, if successful, would result in ownership by a person or group of 15 percent or more of the common stock. See Note 7 of Consolidated Financial Statements.

     At December 31, 2001 the Company had an investment and advances totaling $186,091 representing 1.2 percent interest in a real estate joint venture in the Bahamas in which the President and one Board member also participate with equity interests of 11.3 percent and 1.0 percent, respectively. The investment is carried at cost; accordingly no income or loss has been recorded from this investment. The Company has a $23.8 million contract with the venture to perform land preparation services. In connection with this contract, the Company has recorded revenue of $5.2 million during 2001. The backlog on the contract as of December 31, 2001 was $7.2 million. The project received its final financing in January 2002.

     On November 1, 1999, the Company extended a $1.0 million note to the venture in the Bahamas, secured by equipment. This note was fully paid during 2001. See Note 3 of Notes to Consolidated Financial Statements.

     As of December 31, 2001 the Company had trade receivables from the venture of approximately $3.3 million. Subsequent to year-end the Company received $3.6 million in payments from the venture and billed an additional $1.2 million.

     Other assets include amounts due from officers and employees as a result of payments made by the Company pursuant to a split-dollar life insurance plan. The Company's advances to pay premiums are secured by a pledge of the cash value of the issued policies. Amounts due to the Company under the split-dollar life insurance plan were $943,638 in 2001 and $853,488 in 2000, respectively.

(13) Stock Option Plans
     ------------------

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

     The Company adopted a stock-option plan for directors in 1992 that terminates in 2002. Options to acquire up to 50,000 shares of common stock may be granted at no less than the fair-market value on the date of grant. The 1992 Directors' Plan provides each director an initial grant of 8,000 shares and additional grants of 1,000 shares annually immediately subsequent to their reelection as a director. Stock optionsgranted under the Directors' Plan have 10-year terms, vest and become fully exercisable six months after the issue date. As the director's plan was fully granted in 2000, the directors have received their annual options since then from the employee plans.

                  Stock option activity by year was as follows:

                                         Employee Plans     Directors' Plan
                                      ------------------   -----------------
                                                Weighted            Weighted
                                                Average             Average
                                                Exercise            Exercise
                                      Shares     Price     Shares    Price
                                      -------   --------   ------   --------
Balance at
  12/31/98                            501,775     4.67     38,000     10.21
  Granted                             318,000     1.57     11,000      2.97
  Exercised                                --       --         --        --
  Expired                             (30,000)    3.75         --        --
                                      -------              ------     -----
Balance at
  12/31/99                            789,775     3.45     49,000      8.59
  Granted                              13,000     5.76      1,000      6.63
  Exercised                           (13,200)    1.50         --        --
  Expired                              (5,000)    1.50         --        --
                                      -------              ------
Balance at
  12/31/00                            784,575     3.53     50,000      8.55
  Granted                               6,500     6.92         --        --
  Exercised                           (18,600)    1.74         --        --
  Expired                              (9,180)    7.00         --        --
Balance at
  12/31/01                            763,295     3.56     50,000      8.55
                                      =======              ======
  Exercisable                         515,135     4.27     50,000      8.55
                                      =======              ======
  Available for
   future grant                        55,500                  --
                                      =======              ======

Weighted average information:

                   Total Outstanding Options      Exercisable Options
                 ------------------------------   -------------------
                           Weighted                         Weighted
                 Number     Average   Weighted    Number    Average
                   of      Exercise   Remaining     of      Exercise
Price Range      Shares      Price      Life      Shares     Price
-----------      -------   --------   ---------   -------   --------

1.50 - 2.33      455,500     1.83       7.92      251,325      2.01
2.94 - 6.25      113,000     3.99       6.41       73,000      3.99
6.63 - 7.00      184,795     6.76       3.74      180,810      6.75
7.75 - 14.00      60,000    10.16       2.52       60,000     10.16

     The per-share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $3.88, $1.10 and $1.89 respectively, on the grant date using the Black Scholes option-pricing model with the following assumptions:

                               2001         2000         1999
                              -------      -------      -------

Expected dividend yield            --           --           --
Expected price volatility        34.0%        39.8%        51.5%
Risk-free interest rate           5.3%         6.5%         5.4%
Expected life of options      10 years     10 years     10 years

     The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, stock compensation cost of $127,843 was recognized in 2001 in the consolidated financial statements for the extension of certain stock options. Had the Company determined compensation costs based on fair value at the grant date for our stock options under SFAS 123, the Company's consolidated net earnings or loss would have been the pro forma amounts below:

                               2001          2000          1999
                            -----------   -----------   -----------
 Net earnings (loss),
   as reported              $ 2,430,369   $18,486,608   $(3,311,644)
 Net earnings (loss),
   pro forma                $ 2,317,103   $18,288,801   $(3,471,627)

 Basic earnings (loss)
   per share from
   continuing operations,
   as reported              $      0.67   $      4.80   $     (0.74)
                            ===========   ===========   ===========

 Basic earnings (loss)
   per share from
   continuing operations,
   pro forma                $      0.64   $      4.75   $     (0.77)
                            ===========   ===========   ===========

(14) Employee Benefit Plans
     ----------------------

     The Company sponsors a 401(k) plan for some employees over the age of 21 with 1,000 hours of service in the previous 12 months of employment. The Company matches employee contributions up to 3.0 percent of an employee's salary. Company contributions totaled $138,544 in 2001, $140,257 in 2000, and $167,975 in 1999.

(15) Costs and Estimated Earnings on Contracts
     -----------------------------------------

     Included in the accompanying consolidated balance sheets under the following captions:

                                                         December 31,
                                                 ---------------------------
                                                     2001           2000
                                                 ------------   ------------
Costs and estimated earnings
  in excess of billings                          $    229,056   $  1,405,898
Billings in excess of costs
  and estimated earnings                             (414,837)      (535,547)
                                                 ------------   ------------
                                                 $   (185,781)  $    870,351
                                                 ============   ============

                                                     2001           2000
                                                 ------------   ------------

Costs incurred on uncompleted contracts          $ 19,770,486   $  4,810,581
Costs incurred on completed contracts               7,866,967     22,345,159
Estimated earnings                                  5,730,422      6,212,302
                                                 ------------   ------------
                                                   33,367,875     33,368,042
     Less:  Billings to date                       33,553,656    (32,497,691)
                                                 ------------   ------------
                                                 $   (185,781)  $    870,351
                                                 ============   ============

(16) Commitments and Contingencies
     -----------------------------

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

     In June 2000, the Company entered into an amended Life Insurance and Salary Continuation Agreement with the Company President. The President shall receive a retirement benefit upon the sooner of his retirement from his position after March 31, 2003, or a change in control of the Company. Benefits to be received shall equal 75 percent of his base salary, and shall continue for the remainder of his life. In the event that a spouse survives him, then the surviving spouse shall receive a benefit equal to 100 percent of his base salary for the shorter of five years or the remainder of the surviving spouse's life. The Company will recognize the expense of the retirement agreement over his expected remaining period of active employment with the Company. The expense related to this agreement was $480,000 and $220,000 in 2001 and 2000, respectively. The accrued liability in connection with this agreement was $700,000 and $220,000 as of December 31, 2001 and 2000, respectively, and the Company estimates to accrue an additional $612,000 through March 2003. At that point the Company estimates that the total accrual will be sufficient to cover its obligations under the aforementioned agreement.

     During the fourth quarter 2001, the Company's three subsidiaries in Antigua were assessed $6.1 million in income taxes and withholding taxes for the years 1995 through 1999. The Company is appealing the assessments in the appropriate venues. The Company is owed a total of $31.7 million from the Government of Antigua and Barbuda; see further Note 3, of which $7.4 million is reflected as a receivable in the Company's financial statements. The difference between the gross balance and the reflected balance is the result of the notes receivable being on the cost recovery method from the notes inception through April 2000. In the event that the appeal is denied, the Company believes it has the right to offset any amounts owed to the Government against what is owed to the Company. Therefore, the Company believes that if any tax is accrued in the future, it will not have an immediate cash flow effect on the Company, but will result in an offset between tax owed and receivables outstanding. It is too early to predict the final outcome of the appeals process or to estimate the ultimate amount of loss, if any, to the Company. Based on the advice from local Antiguan tax consultants and local Antiguan counsel, management believes the Company's defenses to be meritorious and does not believe that the ultimate outcome will have a material adverse effect on the consolidated financial position or results of operations of the Company.

     In the fall of 2000, Virgin Islands Cement and Building Products, Inc. ("VICBP"), a subsidiary of the Company, was under contract with the Virgin Islands Port Authority ("VIPA") for the construction of the expansion of the St. Croix Airport. During the project, homeowners and residents of the Yellow Cedar Housing Community, located next to the end of the expansion project, claimed to have experienced several days of excessive dust in their area as a result of the ongoing construction work. The homeowners of Yellow Cedar have filed two separate lawsuits against VIPA and VICBP as co-defendants. One suit, filed in the U.S. District Court by Mariepaul Antoine, Benjamin Ashe, et. al, vs. VIPA et. al, case #2001,63 R/F, seeks equitable relief from nuisance, specific performance and damages. The second suit, Louisa Williams et. al vs. VIPA et. al filed in the Territorial Court of the U.S.V.I. case #548/2000 seeks equitable relief from nuisance, specific performance and damages. In both cases, VICBP as defendant has agreed to indemnify VIPA for any civil action created during the course of work. Reliance Insurance Company ("Reliance"), the general liability carrier for VICBP, has taken the legal position that "dust" is a pollutant and, therefore, the pollution exclusion clause applies and as a result denies liability insurance coverage to VICBP. The Company has started litigation against Reliance to obtain insurance coverage. Corporate counsel in Florida, as well as in the U.S. Virgin Islands, have advised the Company that laws now in place should enable the courts to force Reliance Insurance Company to defend VICBP against both legal actions brought by the lawsuits mentioned above. Reliance declared bankruptcy in October 2001 and the Company has informed the Florida Guarantee Insurance Fund of its claim. It is too early to predict the final outcome of this matter or to estimate the potential risk of loss, if any, to the Company.

     In the late 1980s, Bouwbedrijf Boven Winden, N.V., ("BBW") currently a Devcon subsidiary in the Netherlands Antilles, supplied concrete to a large apartment complex on the French side of St. Maarten. In the early 1990s the buildings began to develop exterior cracking and "popouts." In November 1993, BBW was named one of several defendants including the building's insurer, in a suit filed by Syndicat des Coproprietaires la Residence Le Flamboyant (condominium owners association of Le Flamboyant), in the French court "Tribunal de Grande Instance de Paris", case No. 510082/93. A French court assigned an expert to examine the cause of the cracking and popouts and to determine if the cracking/popouts are caused by a phenomenon known as alkali reaction (ARS). The expert found, in his report dated December 3, 1998, that BBW was responsible for the ARS. The plaintiff is seeking unspecified damages, including demolition and replacement of the 272 apartments. Based on the advice of legal counsel, a judgment assessed in a French court would not be enforceable against a Netherlands Antilles company. Thus, in order to obtain an enforceable judgment, the plaintiff would have to file a successful claim in an Antillean court. It is too early to predict the final outcome of this matter or to estimate the potential risk of loss, if any, to the Company. Due to the lack of enforceability, the Company decided not to continue the defense in the French court. Therefore, the Company may not be aware of developments of the court proceedings. Management believes the Company's defenses to be meritorious and does not believe that the outcome will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

(17) Business and Credit Concentrations
     ----------------------------------

     The Company's customers are concentrated in the Caribbean and are primarily involved in contracting. Credit risk may be affected by economic and political conditions in the countries where the Company operates. Potential concentrations of credit risk include receivables and costs and estimated earnings in excess of billings. No single customer accounted for more than 10 percent of the Company's sales in 2001, 2000 or 1999 and there are no receivables from a single customer that represent more than 10 percent of total receivables as of December 31, 2001 or 2000, other than the notes receivable from the Government of Antigua and Barbuda and the receivable from the construction project in the Bahamas. Although receivables are generally not collateralized, the Company may place liens or their equivalent in the event of nonpayment. The Company estimates an allowance for doubtful accounts based on the creditworthiness of customers as well as general economic conditions of the countries where it operates. An adverse change in these factors would affect the Company's estimate of bad debts.

     The Company has a construction project with a backlog of $7.2 million. A subsidiary and two of the Company's directors are minority partners of, and the Company's President is a member of, the managing committee of the entity developing the project. See further Note 12.

     The Company has separate union agreements with its employees on St. Thomas, St. Croix and Antigua. The agreement on St. Thomas expires March 2003, on St. Croix March 2006 and on Antigua November 2003. The Company renewed the union contracts for St. Croix and Antigua during 2001. In the past there have been no labor conflicts.

     Management believes that the Company's ability to produce its own sand and stone gives it a competitive advantage because of the substantial investment required to produce sand and stone, the difficulty in obtaining the necessary environmental permits to establish quarries, and the moratorium on mining beach sand imposed by most Caribbean countries. If the Company is unable to produce its own sand and stone, the consolidated financial position, results of operations, or cash flows could be adversely affected.

(18) Sale of Businesses
     ------------------

     In January 7, 2000, the Company closed a transaction to sell certain concrete related assets on St. Thomas, USVI and the subsidiary Devcon Masonry Products (BVI), Ltd. to a purchaser and the purchaser's related parties. The selling price was $6 million in cash, a note for $2.5 million payable over three years and 420,100 shares of Devcon International Corp. held by the buyer. The shares were valued at $2.4 million at the day of closing. The book value of the assets sold, including certain expenses and deferred gain due to a $1 million contingency accrual, was $8.7 million. Therefore, the Company realized in the first quarter of 2000 a gain on this transaction before tax of $2.2 million. During 2001 the contingency was resolved and the outstanding note was reduced by $1.0 million and the remaining note was fully paid during 2001.

     On February 3, 2000, the Company closed a transaction to sell real property in St. Croix. The selling price was $2.3 million in cash, and the book value of the property was $1.9 million. As a result, the Company realized a gain on the transaction of approximately $336,000 before taxes.

     On February 22, 2000, the Company closed a transaction to sell certain bulk cement terminal assets on four of the islands in the Caribbean. The purchasers were Union Maritima International (UMAR) and some of its affiliated companies. The selling price was $19.6 million in cash. The book value of the assets, including certain expenses and contingency accruals, was $3.8 million, resulting in a gain on the transaction of $15.8 million before taxes. The Company simultaneously entered into an agreement to manage the terminals for one year. This management agreement was amended and renewed on March 1, 2001 for an additional year, with a 90-day termination option for both parties. The Company also entered into a supply agreement to buy cement from the terminals for five years for its own use in the Company's batch and block plants. The agreement has stipulations so that the Company will be able to enjoy the best price available in the local market from any cement supplier. The Company sold cement to third parties in 1999 and entered into a one-year contract to distribute cement on these four islands. This distribution agreement was terminated on March 1, 2001. The Company has continued to distribute cement on a non-exclusive basis on some of the islands for the buyers.

     On March 16, 2000, the Company closed on a related transaction to sell its subsidiary in Dominica to an affiliated company of UMAR. The selling price was $4.1 million plus an earnout of 50 percent of the profits or losses of a portion of the Company's operations. The book value of the assets, including certain expenses and contingency accruals, was $3.0 million. The gain of approximately $1.1 million on the transaction will be deferred to the first quarter of 2002, when the earnout period has finished. The Company received earnout payments from the former subsidiary of $72,000 in 2001, which has been added to the deferred income.

     The Company has used the proceeds from these transactions to pay off most of its equipment financing debt, bank debt and other debt. The original gain on sale of businesses during 2000 was computed as follows:

Aggregate selling price               $36,849,822

Assets sold:
   Receivables                         (2,155,172)
   Inventory                             (857,146)
   Property, plant and equipment      (11,562,801)
   Intangibles                           (573,323)
   Other assets                          (528,947)
                                      -----------
                                      (15,677,389)
Liabilities assumed:
   Accounts payable                       353,768
   Income taxes                            84,153
                                      -----------
                                          437,921

Selling expenses                         (269,965)
Sales related accruals                   (976,485)
                                      -----------

Total gain on sale of businesses       20,363,904

Deferred gain on sale of businesses    (2,070,859)
                                      -----------

Gain on sale of businesses            $18,293,045
                                      ===========

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

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

          (a) The following documents are filed as part of this report:

               (1) Consolidated Financial Statements.

     An index to consolidated financial statements for the year ended December 31, 2001 appears on page 20.

               (2) Financial Statement Schedule.

     The following financial statement schedule for each of the years in the three-year period ended December 31, 2001 is submitted herewith:

                                                                         Form 10-K
                                                                       (Page Number(s)
                                                                       ---------------
Item
----
Financial Statement Schedule
   Schedule II - Valuation and Qualifying Accounts..................          60

     All other financial schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

     (3) Exhibits.

Exhibit   Description
-------   -----------

  3.1     Registrant's Restated Articles of Incorporation (1)(3.1)
  3.2     Registrant's Amended and Restated Bylaws (11) (3.2)
 10.1     Registrant's 1986 Non-Qualified Stock Option Plan (2)(10.1)
 10.2     Registrant's 1992 Stock Option Plan (7)(A)
 10.3     Registrant's 1992 Directors' Stock Option Plan (7)(B)
 10.4 V. I. Cement and Building Products Inc. 401(k) Retirement and Savings Plan (10)(10.4)
 10.5 Form of Indemnification Agreement between the Registrant, and its directors and certain of its officers (4)(A)
 10.6 St. John's Dredging and Deep Water Pier Construction Agreement dated as of April 3, 1987, by and between Antigua and Barbuda and Antigua Masonry Products, Limited (the "Set. Johns Agreement") (4)(10.1)
 10.7     Amendment No. 1 to the St. John's Agreement dated June 15,
          1988(5)(10.2)
 10.8 Amendment No. 2 to the St. John's Agreement dated December 7, 1988 (6) (10.34)
 10.9 Amendment No. 3 to the St. John's Agreement dated January 23, 1989 (6) (10.35)
10.10     Amendment No. 4 to the St. John's Agreement dated April 5, 1989 (6)
          (10.36)
10.11 Amendment No. 5 to the St. John's Agreement dated January 29, 1991 (6) (10.37)
10.12     Amendment No. 6 to the St. Johns Agreement dated November 30, 1993
          (8)(10.39)
10.13     Amendment No. 7 to the St. John's Agreement, dated December 21, 1994
          (10) (10.14)
10.14     Amendment No. 8 to the St. John's Agreement, dated October 23, 1996
          (10) (10.15)
10.15 Guarantee dated June 12, 1989, from the Registrant to Banco Popular de Puerto Rico (5)(10.6)
10.16 Lease dated October 31, 1989, between William G. Clarenbach and Pricilla E. Clarenbach, as lessors, and Controlled Concrete Products, Inc., as lessee (1)(10.26)
10.17 Lease dated April 13, 1981, between Mariano Lima and Genevieve Lima, as lessors, and the Registrant, as lessee (1)(10.28)
10.18 Lease dated February 24, 1989, between Felix Pitterson, as lessor, and V.I. Cement and Building Products, Inc., as lessee (1)(10.30)
10.19 Lease dated September 1, 1989, between Donald L. Smith, Jr., as lessor, and the Registrant, as lessee (1)(10.31)
10.20 Lease dated September 12, 1966, between His Honour Hugh Burrowes, a Commander of the British Empire of Government House in the Island of Antigua, as lessor, and The Antigua Sand and Aggregate Limited, as lessee (1)(10.32)
10.21 Material Purchase Agreement, dated August 17, 1995, between Bouwbedrijf Boven Winden, N.V. and Hubert Petit, Francois Petit and Michel Petit (9) (10.41)
10.22 Stock Purchase Agreement, dated August 17, 1995, between the Registrant and Hubert Petit, Francois Petit and Michel Petit
          (9)(10.42)
10.23 Form of Note between Devcon International Corp. and Donald L. Smith, Jr. (11)(10.31)

10.24 Asset Purchase Agreement between Caricement B.V., Union Maritima International S.A. and Devcon International Corp. and its subsidiaries dated February 22, 2000 (14)
10.25 Stock Purchase Agreement between Caribbean Construction and Development, Ltd., Devcon International Corp. and Caricement Antilles N.V. dated February 22, 2000 (14)
10.26 Purchase Agreement by and among Devcon International Corp., V.I. Cement and Building Products, Inc., Paulina Dean, St. Thomas Concrete, Inc. and W. Kemble Ketcham dated January 7, 2000 (12)
10.27 Supply Agreement between Union Maritima International S.A. and Devcon International Corp. dated December 29, 1999 (15)(10.36)
10.28     Registrant's 1999 Stock Option Plan (13)
10.29 Second Amended and Restated Salary Continuation and Retirement Benefit Agreement dated June 30, 2000 (16)(10.32)
10.30     Amendment No. 9 to the St. John's Agreement, dated April 28, 2000
          (16)(10.33)
10.31     Antigua Delinquent Letter dated March 12, 2001 (17) (10.1)
21.1      Registrant's Subsidiaries (18)
23.1      Consent of KPMG LLP (18)

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

 (15) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999
 (16) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000
 (17) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Report on Form 10-Q dated November 9, 2001
 (18)     Filed herewith

Management employee contracts, compensatory plans and other arrangements included as part of the exhibits referred to above are as follows:

 10.1     Registrant's 1986 Non Qualified Stock Option Plan (2) (10.1)
 10.2     Registrant's 1992 Stock Option Plan (7)(A)
 10.3     Registrant's 1992 Directors' Stock Option Plan (7) (B)
 10.4 V. I. Cement and Building Products, Inc. 401(k) Retirement and Savings Plan (10) (10.4)
 10.5 Second Amended and Restated Salary Continuation and Retirement Benefit Agreement dated June 30, 2000. (16) (10.32)
 10.6     Registrant's 1999 Stock Option Plan (13)

     (b) Reports on Form 8-K.

No Reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 19, 2002                                  DEVCON INTERNATIONAL CORP.


                                                BY:/S/ DONALD L. SMITH, JR.
                                                   -----------------------------
                                                   Donald L. Smith, Jr.
                                                   Chairman, President and
                                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 19, 2002                                  DEVCON INTERNATIONAL CORP.


                                                By:/S/ DONALD L. SMITH, JR.
                                                   -----------------------------
                                                   Donald L. Smith, Jr.
                                                   Chairman, President and
                                                   Chief Executive Officer


March 19, 2002                                  By:/S/ RICHARD L. HORNSBY
                                                   -----------------------------
                                                   Richard L. Hornsby
                                                   Executive Vice President
                                                   and Director


March 19, 2002                                  By:/S/ JAN A. NORELID
                                                   -----------------------------
                                                   Jan A. Norelid
                                                   Vice President of Finance,
                                                   Chief Financial Officer and
                                                   Treasurer


March 19, 2002                                  By:/S/ ROBERT A. STEELE
                                                   -----------------------------
                                                   Robert A. Steele
                                                   Director


March 19, 2002                                  By:/S/ ROBERT L. KESTER
                                                   -----------------------------
                                                   Robert L. Kester
                                                   Director


March 19, 2002                                  By:/S/ W. DOUGLAS PITTS
                                                   -----------------------------
                                                   W. Douglas Pitts
                                                   Director


March 19, 2002                                  By:/S/ JOSE A. BECHARA, JR.
                                                   -----------------------------
                                                   Jose A. Bechara, Jr.
                                                   Director

                                   Schedule II

                        Valuation and Qualifying Accounts

Allowance for
Doubtful Accounts    Balance at    Additions                      Balance
For the Year          Beginning    Charged to                     at End
Ended December 31,     of Year      Expense       Deductions      of Year
------------------   ----------   -----------    ------------    ----------

      1999           $4,705,035   $      (174)   $   (352,252)   $4,352,609
                     ==========   ===========    ============    ==========

      2000           $4,352,609   $   174,209    $ (1,704,861)   $2,821,957
                     ==========   ===========    ============    ==========

      2001           $2,821,957   $   278,960    $   (469,582)   $2,631,335
                     ==========   ===========    ============    ==========

Allowance for
Doubtful Notes
Receivable Accounts   Balance at    Additions                      Balance
For the Year           Beginning    Charged to                     at End
Ended December 31,      of Year      Expense       Deductions      of Year
------------------    ----------   -----------    ------------    ----------

      1999            $  682,525   $   230,691    $         --    $  913,216
                      ==========   ===========    ============    ==========

      2000            $  913,216   $   160,602    $     62,278    $1,136,096
                      ==========   ===========    ============    ==========

      2001            $1,136,096   $  (116,265)   $   (123,173)   $  896,658
                      ==========   ===========    ============    ==========

Notes:

Deductions include amounts to reflect the sale of CCD and DMP in the year 2000.

Reduction in Allowance for Doubtful Notes Receivable in the year 2001 represents collection of previously reserved amounts.

                                EXHIBIT SCHEDULE

Exhibit         Description

21.1            Registrant's Subsidiaries

23.1            Consent of KPMG LLP


Exhibits will be furnished upon request.