Form 10-Q
period 2002-03-31
DEVCON INTERNATIONAL CORP
filed 2002-05-14
CIK 28452

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

         YES     X                          NO ______
               -----

As of May 3, 2002 the number of shares outstanding of the Registrant's Common Stock was 3,598,185.

================================================================================

                          DEVCON INTERNATIONAL CORP.
                               AND SUBSIDIARIES


                                     INDEX

                                                                                                     Page Number
                                                                                                     -----------
Part I.           Financial Information:


                  Condensed Consolidated Balance Sheets
                  March 31, 2002 and December 31, 2001 (Unaudited)..................................        3-4


                  Condensed Consolidated Statements of Operations
                  Three months Ended March 31, 2002 and 2001
                  (unaudited).......................................................................          5


                  Condensed Consolidated Statements of Cash Flows
                  Three months Ended March 31, 2002 and 2001
                  (unaudited).......................................................................        6-7


                  Notes to Condensed Consolidated Financial Statements
                  (unaudited).......................................................................       8-10


                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations........................................................................      11-16

                  Quantitative and Qualitative Disclosures About Market Risk........................         16


Part II.          Other Information.................................................................         17

PART I.    Financial Information
--------------------------------------------------------

Item 1.  FINANCIAL STATEMENTS

                          DEVCON INTERNATIONAL CORP.
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                     March 31, 2002 and December 31, 2001
                                  (Unaudited)

                                                                        March 31,                December 31,
                                                                          2002                      2001
                                                                      -------------            ---------------
ASSETS
------

Current assets:
   Cash and cash equivalents                                           $   8,261,111               $   7,994,327
   Receivables, net                                                       11,382,379                  12,162,049
   Costs and estimated earnings
      in excess of billings                                                1,255,395                     229,056
   Inventories                                                             3,513,280                   3,736,759
   Prepaid expenses and other assets                                         532,587                     645,665
                                                                       -------------               -------------

         Total current assets                                             24,944,752                  24,767,856

Property, plant and equipment, net:
   Land                                                                    1,462,068                   1,462,068
   Buildings                                                               1,135,954                   1,135,954
   Leasehold improvements                                                  3,154,802                   3,159,536
   Equipment                                                              49,204,346                  49,567,905
   Furniture and fixtures                                                    723,868                     684,849
   Construction in process                                                 3,051,312                   2,793,580
                                                                       -------------               -------------
                                                                          58,732,350                  58,803,892

Less accumulated depreciation                                            (28,330,380)                (27,578,652)
                                                                       -------------               -------------
         Total property, plant & equipment, net                           30,401,970                  31,225,240

Investments in unconsolidated
   joint ventures and affiliates                                             316,932                     315,858
Receivables, net                                                          10,770,226                  10,596,702
Other assets                                                               1,068,552                   1,046,091
                                                                       -------------               -------------

Total assets                                                           $  67,502,432               $  67,951,747
                                                                       =============               =============

     See accompanying notes to condensed consolidated financial statements

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001
                                   (Unaudited)

                                   (Continued)

                                                                          March 31           December 31,
                                                                            2002                  2001
                                                                         -----------         ------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
    Accounts payable, trade and other                                    $ 3,504,389          $ 4,093,229
    Accrued expenses and other liabilities                                 2,405,876            2,214,575
    Current installments of long-term debt                                   973,521            1,143,097
    Billings in excess of costs and estimated earnings                       393,825              414,837
    Income taxes                                                           1,016,851              699,118
                                                                         -----------          -----------
         Total current liabilities                                         8,294,462            8,564,856

Long-term debt, excluding current installments                             2,448,178            2,454,809
Deferred income taxes                                                        122,207              205,344
Deferred gain on sale of businesses                                                -            1,142,537
Other liabilities                                                          1,938,326            1,738,930
                                                                         -----------          -----------

         Total liabilities                                                12,803,173           14,106,476

Stockholders' equity:
    Common stock                                                             373,628              374,128
    Additional paid-in capital                                            10,105,620           10,133,527
    Accumulated other comprehensive loss -
       cumulative translation adjustment                                  (2,584,381)          (2,516,382)
    Retained earnings                                                     47,806,856           46,941,249
    Treasury stock at cost                                                (1,002,464)          (1,087,251)
                                                                         -----------          -----------

         Total stockholders' equity                                       54,699,259           53,845,271
                                                                         -----------          -----------

Commitments and contingencies

         Total liabilities and stockholders' equity                      $67,502,432          $67,951,747
                                                                         ===========          ===========

See accompanying notes to condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                        2002                  2001
                                                                    ------------         ------------
Materials revenue                                                   $  8,957,566         $ 11,167,816
Construction revenue                                                   4,428,657            2,048,673
                                                                    ------------         ------------
Total revenue                                                         13,386,223           13,216,489

Cost of materials                                                     (7,840,538)          (9,238,430)
Cost of construction                                                  (3,522,801)          (2,071,671)
                                                                    ------------         ------------
         Gross profit                                                  2,022,884            1,906,388

Operating expenses:
      Selling, general and administrative expenses                    (2,864,673)          (2,250,973)
                                                                    ------------         ------------

         Operating loss                                                 (841,789)            (344,585)

Other income (deductions):
      Joint venture equity gain                                            1,074                    -
      Gain on sale of equipment and property                              85,448               37,542
      Gain on sale of business                                         1,048,395                    -
      Interest expense                                                   (75,848)            (110,171)
      Interest and other income                                        1,015,642              483,080
      Minority interest                                                        -               37,156
                                                                    ------------         ------------
                                                                       2,074,711              447,607
                                                                    ------------         ------------

         Income before income taxes                                    1,232,922              103,022

Income tax expense                                                      (295,535)             (54,063)
                                                                    ------------         ------------

      Net income                                                    $    937,387         $     48,959
                                                                    ============         ============


Earnings per share from continuing operations
Basic                                                               $       0.26         $       0.01
                                                                    ============         ============
Diluted                                                             $       0.24         $       0.01
                                                                    ============         ============

Weighted average number of shares outstanding
Basic                                                                  3,588,336             3,671,855
                                                                    ============         =============
Diluted                                                                3,895,711             4,007,059
                                                                    ============         =============

See accompanying notes to condensed consolidated financial statements.

                          DEVCON INTERNATIONAL CORP.
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2002 and 2001
                                  (Unaudited)

                                                                          2002                        2001
                                                                      ------------               -------------
Cash flows from operating activities:
   Net income                                                         $    937,387               $      48,959
   Adjustments to reconcile net income
   to net cash provided by operating activities:
       Depreciation and amortization                                     1,200,876                   1,217,065
       Deferred income tax benefit                                         (54,747)                          -
       Provision for doubtful accounts and notes                            72,127                      61,898
       Impairment of long-lived assets                                       7,423                           -
       Gain on sale of equipment and property                              (85,448)                    (37,542)
       Gain on sale of businesses                                       (1,048,395)                          -
       Joint venture equity gain                                            (1,074)                          -
       Minority interest income                                                  -                     (37,156)

   Changes in operating assets and liabilities:
       Decrease in receivables                                             258,263                   1,492,352
       (Increase) decrease in costs and estimated
          earnings in excess of billings                                (1,026,339)                    736,673
       Decrease in inventories                                             237,549                       9,297
       Decrease in other current assets                                     84,678                      84,768
       Increase in other assets                                            (22,461)                    (22,538)
       Decrease in accounts payable,
          accruals and other liabilities                                  (319,322)                 (2,425,380)
       Decrease in billings in excess
          of costs and estimated earnings                                  (21,012)                   (432,990)
       Increase (decrease) in income taxes payable                         317,733                    (175,489)
       Increase (decrease) in deferred gain
          and other liabilities                                             97,832                    (120,518)
                                                                      ------------               -------------
Net cash provided by operating activities                             $    635,070               $     399,399
                                                                      ------------               -------------

Cash flows from investing activities:
   Purchases of property, plant and equipment                             (609,881)                 (1,646,762)
   Proceeds from sale of property and equipment                              6,149                     400,209
   Payments received on notes                                              591,553                     665,901
   Investment in unconsolidated joint ventures                                   -                      (2,666)
   Issuance of notes                                                      (164,500)                   (500,000)
                                                                      ------------               -------------
Net cash used in investing activities                                 $   (176,679)              $  (1,083,318)
                                                                      ------------               -------------

See accompanying notes to condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)
                                   (Continued)

                                                                            2002                         2001
                                                                        -------------               -------------
Cash flows from financing activities:
   Issuance of stock                                                    $     17,100                $     17,100
   Proceeds from debt                                                         -                           12,551
   Principal payments on debt                                               (176,207)                   (362,035)
   Purchase of treasury stock                                                (32,500)                    (13,750)
                                                                        ------------                -------------

Net cash used in financing activities                                   $   (191,607)               $   (346,134)
                                                                        ------------                -------------

Net increase (decrease) in cash and cash equivalents                         266,784                  (1,030,053)

Cash and cash equivalents, beginning of period                             7,994,327                   8,166,954
                                                                        ------------                ------------

Cash and cash equivalents, end of period                                $  8,261,111                $  7,136,901
                                                                        ============                ============

Supplemental disclosures of cash flow information


       Cash paid for:

          Interest                                                      $     80,994                $    112,694
                                                                        ============                ============

          Income taxes                                                  $     18,168                $    227,286
                                                                        ============                ============


Supplemental disclosures of noncash investing activities:

       Receipt of notes in settlement
          of receivables                                                $    724,439                $    350,000
                                                                        ============                ============

       Translation loss adjustment                                      $    (67,999)               $   (402,177)
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

The accounting policies followed by the Company are set forth in Note (l) to the Company's financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Form 10-K").

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2002 and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001.The results of operations for the three months ended March 31, 2002 are unaudited and are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company's 2001 Form 10-K.

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

                                                March 31, 2002                           March 31, 2001
                                     Option price            Options          Option price            Options
                                    From        To         outstanding        From       To         outstanding
Dilutive options                    $1.50     $ 5.50          555,100         $1.50    $ 6.75         751,700
Not included options                $6.25     $14.00          246,795         $7.00    $14.00          62,295

Certain options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares. For additional disclosures regarding the outstanding employee stock options, see the 2001 Form 10-K.

             Notes to Condensed Consolidated Financial Statements
                                  (Continued)

Comprehensive Income (Loss)
---------------------------

The Company's total comprehensive income (loss), comprised of net income and foreign currency translation adjustments, for the three months ended March 31, 2002 and 2001 was as follows:

                                                      2002             2001
                                                  -------------    ------------

Net income                                        $     937,387    $     48,959
Other comprehensive loss                                (67,999)       (402,177)
                                                  -------------    ------------
       Total comprehensive income (loss)          $     869,388    $   (353,218)
                                                  =============    ============

Segment Reporting
-----------------

The following sets forth the revenue and income before income taxes for each of the Company's business segments for the three months ended March 31, 2002 and 2001:

                                                       2002            2001
                                                  -------------    ------------
Revenue (including inter-segment)
    Materials revenue                             $   9,320,852    $ 11,230,200
    Construction revenue                              4,437,908       2,077,220
    Elimination of inter-segment revenue               (372,537)        (90,931)
                                                  -------------    ------------

          Total revenue                           $  13,386,223    $ 13,216,489
                                                  =============    ============

Operating (loss) income
     Materials                                    $    (837,000)   $    401,000
     Construction                                       324,000        (418,000)
     Unallocated corporate overhead                    (328,789)       (327,585)
                                                  --------------   ------------

        Total operating loss                           (841,789)       (344,585)

Other income, net                                     2,074,711         447,607
                                                  -------------   -------------

Income before income taxes                        $   1,232,922   $     103,022
                                                  =============   =============

New Accounting Standards
------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations"; SFAS No. 142, "Goodwill and Other Intangible Assets"; and SFAS No. 143, "Accounting for Asset Retirement Obligations."

             Notes to Condensed Consolidated Financial Statements
                                  (Continued)

SFAS No. 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." The most significant changes made by SFAS No. 141 are requiring the purchase method of accounting for all business combinations initiated after June 30, 2001, establishing specific criteria for the recognition of intangible assets separately from goodwill, and requiring that unallocated negative goodwill be written off immediately as an extraordinary gain. The adoption of SFAS No. 141 did not have a material impact on the condensed consolidated financial statements.

SFAS No. 142 supersedes APB 17, "Intangible Assets," and primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are that goodwill and intangible assets with indefinite lives will no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. The adoption of SFAS No. 142 did not have a material impact on the condensed consolidated financial statements.

SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company does not expect a material impact from the adoption of SFAS No. 143 on the condensed consolidated financial statements.

In August 2001, the FASB approved the issuance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and certain parts of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long-lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not materially affect the financial position or results of operations.

Environmental Matters
---------------------

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements, as well as the financial statements and related notes included in the Company's 2001 Form 10-K.

INTRODUCTION

Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs. These statements involve risks and uncertainties that are beyond the Company's control, and actual results may differ materially depending on many factors, including, without limitation, the financial condition of our customers, changes in domestic and foreign economic and political conditions, demand for our services, changes in our competitive environment, changes in infrastructure requirements, changes in available financing and/or cash flow, fixed price contract risks, bidding errors, unanticipated increase in costs, penalty clauses, United States currency fluctuations versus other currencies, foreign nations' exchange controls, restrictions on withdrawal of foreign investments and terrorist acts that directly or indirectly could affect our business.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company believes its most significant accounting policies are related to the following areas: estimations of cost to complete construction contracts, allowance for credit losses, loss reserves for inventories, accruals for deferred compensation agreements, Antiguan tax assessment evaluation, tax on un-repatriated earnings, valuation of the Antigua and Barbuda Government notes and the valuation allowance of deferred taxes. Details regarding the Company's use of these policies and the related estimates are described fully in the Company's 2001 Form 10-K. During the first quarter of 2002, there have been no material changes to the Company's significant accounting policies that impacted the Company's financial condition or results of operations.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 WITH THREE MONTHS ENDED MARCH 31, 2001

REVENUE

The Company's revenue during the first quarter of 2002 was $13.4 million as compared to $13.2 million during the same period in 2001. This 1.3 percent increase was primarily due to an increase of $2.4 million in construction revenue, partially offset by a decrease in materials revenue of $2.2 million.

The Company's materials division revenue decreased 19.8 percent to $9.0 million during the first quarter of 2002 as compared to $11.2 million for the same period in 2001, due primarily to a decrease of $1.1 million in cement sales as a result of the termination of its cement distribution agreement with Union Maritima Internacional, S.A. ("UMAR") on March 1, 2001, coupled with a decrease in concrete sales of 15.5 percent, in block sales of 12.1 percent and in aggregate sales of 9.9 percent. Due to market conditions, which we believe are the result of a slowdown in the islands' economies, where the Company operates, due to reduced tourism in the islands in the aftermath of the events of September 11, 2001, we are seeing a decrease in volume across all islands, except for Antigua.

Revenue from the Company's construction division increased 116.2 percent to $4.4 million during the first quarter of 2002 as compared to $2.0 million for the same period in 2001. This increase is mainly due to continued work on two contracts in the Bahamas, one of which is further described below, and a contract in Antigua. The Company's backlog of unfilled portions of land development contracts at March 31, 2002 was $7.6 million, involving 7 contracts. The backlog of two contracts for the project in the Bahamas amounted to $6.0 million. Subsequent to March 31, 2002 the Company has entered into an additional contract for $1.0 million for the same project. A Company subsidiary, the President, and a director of the Company are minority partners of the entity developing this project. The Company expects that most of this contract will be completed during 2002. The project received financing in January 2002. We are actively bidding and negotiating additional projects. If no significant new construction contracts are finalized in the near future, the construction division will experience a reduction in revenue in 2002 compared to 2001.

COST OF MATERIALS

Cost of materials as a percentage of materials revenue increased to 87.5 percent during the first quarter of 2002 from 82.7 percent for the same period in 2001. This increase was the result of a decrease in revenue, which resulted in fixed costs of sales weighing heavier on the margins for the division.

COST OF CONSTRUCTION

Cost of construction as a percentage of construction revenue decreased to 79.5 percent during the first quarter of 2002 from 101.1 percent during the same period in 2001. This decrease is primarily attributable to increased volumes and improved margins on some contracts in the Bahamas and Antigua, and also to the varying profitability levels of individual contracts and the stage of completion of such contracts.

OPERATING EXPENSES

Selling, general and administrative expense ("SG&A expense") increased by 27.3 percent to $2.9 million for the first quarter of 2002 from $2.3 million for the same period in 2001. The increase in SG&A expense was primarily due to severance expense, losses on foreign exchange, increases in professional fees and other expenses. As a percentage of revenue, SG&A expense increased to 21.4 percent during the first quarter as compared to 17.0 percent for the same period last year. Some of these expenses were uncharacteristic and are not expected to recur in the next quarter.

OPERATING LOSS

The Company had an operating loss of $842,000 for the first quarter of 2002 compared to $345,000 for the same period in 2001. The Company's materials division operating loss was $837,000 during the first quarter of 2002 compared to income of $401,000 during the same period in 2001. This increase in operating loss is primarily attributable to decreased volumes on all islands, except Antigua, and to increased SG&A expenses.

The Company's construction division had operating income of $324,000 during the first quarter of 2002 compared to an operating loss of $418,000 during the same period in 2001. This increase was attributable to increased volumes in the Bahamas and Antigua and to varying profitability levels of individual contracts, and the stage of completion of such contracts.

OTHER INCOME (DEDUCTIONS)

At the time of sale of the operations in Dominica, the Company entered into a profit and loss participation agreement until March 31, 2002. During this time the gain on the sale of the operations were deferred. At the end of said period, the Company recognized a gain on sale of business of $1.0 million. Gain on sale of equipment and property was $85,000 compared to $38,000 for the same quarter last year. Interest and other income increased in the first quarter of 2002 to $1.0 million compared to $483,000 for the same period in 2001, primarily due to an increase in the interest recognized on the note receivable from the Government of Antigua, and, to a lesser extent, to interest income from financed construction projects. Interest expense decreased to $76,000 from $110,000 for the same quarter in 2001, primarily due to decreased interest rates.

INCOME TAXES

The company operates in various tax jurisdictions with various tax rates, and depending on where profits or losses are recognized during the period, the effective tax rate will vary. In certain jurisdictions certain income is not taxable, and in certain jurisdictions, the Company enjoys certain tax exemptions. The effective tax rate for the first quarter of 2002 was 24.0 percent as compared to 52.5 percent for the same period in 2001.

NET INCOME

The Company had net income of $937,000 during the first quarter of 2002 as compared to $49,000 during the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally funds its working capital needs from operations and bank borrowings. In the land development construction business, the Company must expend considerable funds for equipment, labor and supplies to meet the needs of particular projects. The Company's capital needs are greatest at the start of any new contract, since the Company generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is usually withheld as retainage until all work is complete, further increasing the need for capital. During the first quarter of 2002, the Company provided long-term financing in the amount of $724,000 to certain customers who utilized its land development construction services. The Company has also provided financing for other business ventures from time to time. With respect to the Company's materials division, accounts receivable are typically outstanding for a minimum of 60 days and in some cases much longer. The nature of the Company's business requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs of such equipment.

The Company has, since the beginning of 2000, funded most of these expenditures out of its current working capital. Management believes the cash flow from operations, existing working capital, and funds available from lines of credit will be adequate to meet the company's needs during the next 12 months. Historically, the Company has used a number of lenders to finance a portion of our machinery and equipment purchases. At December 31, 2001 there were no amounts outstanding to these lenders. Management believes it has significant collateral and financial stability to be able to obtain significant financing, should it be required.

As of March 31, 2002, the Company's liquidity and capital resources included cash and cash equivalents of $8.3 million and working capital of $16.7 million. As of March 31, 2002, total outstanding liabilities were $12.8 million. As of March 31, 2002, the Company had available lines of credit totaling $1.2 million.

Cash flows provided by operating activities for the three months ended March 31, 2002 were $635,000 compared with $399,000 for the same period in 2001. The primary use of cash for operating activities during the three months ended March 31, 2002 was an increase in costs and estimated earnings in excess of billings of $1.0 million and a decrease in payables, accruals and other liabilities of $319,000, offset to a lesser extent by an increase in income taxes payable, a decrease in receivables and in inventory.

Net cash used in investing activities was $177,000 in the first three months of 2002. Purchases of property, plant and equipment were $610,000. The Company issued new notes receivable for $165,000 and receipts on notes receivable were $592,000. Net cash used in financing activities was $192,000 for the first three months of 2002, consisting primarily of principal payments of debt.

The Company's accounts receivable has an average of 64 days of sales outstanding as of March 31, 2002. This is an improvement from 78 days at the end of December 2001. The Company's materials segment has remained the same at 61 days at the end of this quarter as compared to 60 days at the end of last year. The construction segment has improved substantially to 69 days as compared to 113 days at the end of last year. The improvement was due to large cash receipts from the venture in the Bahamas in the beginning of this quarter. The Company does not consider notes receivable in this calculation.

The Company entered into a new unsecured credit line of $1.0 million in May 2001 with a bank in Florida. The bank can demand repayment of the loan and cancellation of the overdraft facility, if certain financial or other covenants are in default. There was no outstanding balance as of March 31, 2002. The interest rate on indebtedness outstanding under the credit line is at a rate variable with Libor.

The Company has borrowed approximately $2.7 million from the Company President. The note is unsecured and bears interest at the prime rate. Nine hundred twenty thousand is due on demand, and $1.8 million is due on July 1, 2003. The President has the option of making the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires
15.0 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15.0 percent or more of the common stock.

The Company entered into an agreement with the Company President in June 2000, whereby Mr. Smith shall receive a retirement benefit. The accrued liability as of March 31, 2002 was $821,000, and the Company estimates to accrue an additional $491,000 through March 2003. The Company estimates that the total accrual will then be sufficient to cover its obligations under the aforementioned agreement.

The Company purchases equipment from time to time as needed for its ongoing business operations. The Company is currently replacing or upgrading some equipment (principally concrete trucks and quarry equipment) used by the materials division. This should result in net cash expenditures, after financing part of the equipment purchases, of approximately $3 million during 2002. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases on an individual asset basis. At March 31, 2002, no amount was outstanding to these lenders. The Company believes it has available or can obtain sufficient financing for its contemplated equipment replacements and additions.

Receivables at March 31, 2002 include a net balance of $7.2 million, consisting of promissory notes due from the Government of Antigua and Barbuda, substantially all of which is classified as a long-term receivable. The gross balance of the notes is $31.1 million. The notes were restructured on April 28, 2000 and call for both quarterly and monthly principal and interest payments until maturity in 2015. The notes are paid from agreed upon sources, which consist of lease proceeds from the rental of a United States military base, fuel tax revenue, proceeds from a real estate venture and other sources. Receipts recorded for the three months ended March 31, 2002 were $1.0 million.

REPURCHASE OF COMPANY SHARES

The Company repurchased 5,000 shares during the first quarter of 2002 at an average price of $6.50 for the year. The original plan of February 2000 to repurchase shares for up to $3.0 million, as amended in 2001 providing for the repurchase an additional 50,000 shares, has been completed. At this point there are no immediate plans to continue the repurchase program. However, management and the Board may decide from time to time in the future to purchase shares being offered to the Company at market price.

RELATED PARTY TRANSACTIONS

The Company has certain transactions with some of the Directors or employees. Details regarding the Company's transaction with related parties are described fully in the Company's 2001 Form 10-K. During the first quarter of 2002, there have been no material changes to the Company's related party transactions.



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

          (a)  Exhibits:

               None

          (b)  Reports on Form 8-K:

               None

                                  SIGNATURES
                                  ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: May 13, 2002                             S/ JAN A. NORELID
                                               -----------------
                                                Jan A. Norelid
                                               Vice President - Finance