Form 10-Q
period 2002-06-30
DEVCON INTERNATIONAL CORP
filed 2002-08-12
CIK 28452

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2002

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

         YES    X                     NO ______
              -----

As of August 8, 2002 the number of shares outstanding of the Registrant's Common Stock was 3,583,660.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES


                                      INDEX

                                                                           Page Number
                                                                           -----------
Part I.    Financial Information:


           Condensed Consolidated Balance Sheets
           June 30, 2002 and December 31, 2001 (unaudited) ..............       3-4


           Condensed Consolidated Statements of Operations
           Three and Six Months Ended June 30, 2002 and 2001
           (unaudited) ..................................................         5


           Condensed Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2002 and 2001
           (unaudited) ..................................................       6-7


           Notes to Condensed Consolidated Financial Statements
           (unaudited) ..................................................      8-11


           Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations ...................................................     12-19

           Quantitative and Qualitative Disclosures About Market Risk ...        19


Part II.   Other Information ............................................     20-21

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2001
                                   (Unaudited)

                                                          June 30,       December 31,
                                                           2002              2001
                                                       ------------      ------------
Assets
------

Current assets:
  Cash and cash equivalents                            $  9,250,685      $  7,994,327
  Receivables, net                                       10,552,865        12,162,049
  Costs and estimated earnings
   in excess of billings                                  1,849,780           229,056
  Inventories                                             3,946,740         3,736,759
  Prepaid expenses and other assets                       1,144,437           645,665
                                                       ------------      ------------

     Total current assets                                26,744,507        24,767,856

Property, plant and equipment, net:
  Land                                                    1,462,068         1,462,068
  Buildings                                               1,111,954         1,135,954
  Leasehold improvements                                  3,427,400         3,159,536
  Equipment                                              50,069,759        49,567,905
  Furniture and fixtures                                    749,395           684,849
  Construction in process                                 3,078,647         2,793,580
                                                       ------------      ------------
                                                         59,899,223        58,803,892

Less accumulated depreciation                           (29,570,165)      (27,578,652)
                                                       ------------      ------------
     Total property, plant & equipment, net              30,329,058        31,225,240

Investments in unconsolidated
  joint ventures and affiliates                             322,192           315,858
Receivables, net                                         10,497,168        10,596,702
Other assets                                              1,099,577         1,046,091
                                                       ------------      ------------

Total assets                                           $ 68,992,502      $ 67,951,747
                                                       ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2001
                                   (Unaudited)

                                   (Continued)

                                                                    June 30,         December 31,
                                                                     2002                 2001
                                                                ------------         ------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Accounts payable, trade and other                             $  4,073,617         $  4,093,229
  Accrued expenses and other liabilities                           2,321,451            2,214,575
  Notes payable to banks                                             616,000                    -
  Current installments of long-term debt                             414,874            1,143,097
  Billings in excess of costs and estimated earnings                  55,422              414,837
  Income taxes                                                     1,178,851              699,118
                                                                ------------         ------------
     Total current liabilities                                     8,660,215            8,564,856

Long-term debt, excluding current installments                     2,425,542            2,454,809
Deferred income taxes                                                 77,561              205,344
Deferred gain on sale of businesses                                        -            1,142,537
Other liabilities                                                  2,085,995            1,738,930
                                                                ------------         ------------

     Total liabilities                                            13,249,313           14,106,476

Stockholders' equity:
  Common stock                                                       372,176              374,128
  Additional paid-in capital                                      10,064,648           10,133,527
  Accumulated other comprehensive loss -
    cumulative translation adjustment                             (1,870,248)          (2,516,382)
  Retained earnings                                               48,140,402           46,941,249
  Treasury stock at cost                                            (963,789)          (1,087,251)
                                                                ------------         ------------

     Total stockholders' equity                                   55,743,189           53,845,271
                                                                ------------         ------------

Commitments and contingencies

     Total liabilities and stockholders' equity                 $ 68,992,502         $ 67,951,747
                                                                ============         ============

See accompanying notes to unaudited condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                Three and Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                     Three Months Ended                    Six Months Ended
                                                                 June 30,          June 30,          June 30,          June 30,
                                                                   2002             2001              2002               2001
                                                              ------------      ------------      ------------      ------------
Materials revenue                                             $  9,494,798      $ 11,147,276      $ 18,452,364      $ 22,315,092
Construction revenue                                             4,003,445         3,438,751         8,432,102         5,487,424
                                                              ------------      ------------      ------------      ------------
      Total revenue                                             13,498,243        14,586,027        26,884,466        27,802,516

Cost of materials                                               (7,555,964)       (8,874,234)      (15,396,502)      (18,112,664)
Cost of construction                                            (3,611,058)       (2,786,169)       (7,133,859)       (4,857,840)
                                                              ------------      ------------      ------------      ------------
      Gross profit                                               2,331,221         2,925,624         4,354,105         4,832,012

Operating expenses:
  Selling, general and administrative expenses                  (2,774,855)       (2,708,255)       (5,639,528)       (4,959,228)
                                                              ------------      ------------      ------------      ------------

         Operating (loss) income                                  (443,634)          217,369        (1,285,423)         (127,216)

Other income (deductions):
     Joint venture equity gain                                       5,260            25,312             6,334            25,312
     Gain (loss) on sale of equipment and property                  23,022           (57,253)          108,470           (19,711)
     (Loss) gain on sale of business                                (7,422)                -         1,040,973                 -
     Interest expense                                              (76,156)         (103,806)         (152,004)         (213,977)
     Interest and other income                                     977,312           828,639         1,992,954         1,311,719
     Minority interest                                                   -            19,876                 -            57,032
                                                              ------------      ------------      ------------      ------------
                                                                   922,016           712,768         2,996,727         1,160,375
                                                              ------------      ------------      ------------      ------------

         Income before income taxes                                478,382           930,137         1,711,304         1,033,159

Income tax expense                                                 (65,949)          (60,108)         (361,484)         (114,171)
                                                              ------------      ------------      ------------      ------------
     Net income                                               $    412,433      $    870,029      $  1,349,820      $    918,988
                                                              ============      ============      ============      ============

Earnings per share

Basic                                                         $       0.11      $       0.24      $       0.38      $       0.25
                                                              ============      ============      ============      ============
Diluted                                                       $       0.11      $       0.22      $       0.35      $       0.23
                                                              ============      ============      ============      ============

Weighted average number of shares outstanding
Basic                                                            3,588,175         3,651,893         3,588,256         3,661,874
                                                              ============      ============      ============      ============
Diluted                                                          3,890,624         3,991,468         3,893,168         3,999,264
                                                              ============      ============      ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                               2002                     2001
                                                                            -----------             -----------
Cash flows from operating activities:
   Net income                                                               $ 1,349,820             $   918,988
   Adjustments to reconcile net income
    to net cash provided by operating activities:
       Depreciation and amortization                                          2,433,752               2,529,641
       Deferred income taxes benefit                                           (155,871)                (88,042)
       Provision for doubtful accounts and notes                                168,543                 141,345
       (Gain) loss on sale of equipment and property                           (108,470)                 19,711
       Gain on sale of businesses                                            (1,040,973)                      -
       Joint venture equity gain                                                 (6,334)                (25,312)
       Minority interest income                                                       -                 (57,032)

   Changes in operating assets and liabilities:
       Decrease (increase) in receivables                                       821,050              (2,536,607)
       (Increase) decrease in costs and estimated
          earnings in excess of billings                                     (1,620,724)              1,137,139
       Increase in inventories                                                 (152,675)               (212,319)
       Increase in prepaid expenses and other current assets                   (510,868)               (649,352)
       Increase in other assets                                                 (13,302)                (45,075)
       Increase (decrease) in accounts payable,
          accruals and other liabilities                                        284,984              (2,537,117)
       (Decrease) increase in billings in excess
          of costs and estimated earnings                                      (359,415)              1,721,903
       Increase (decrease) in income taxes payable                              479,733                 (30,866)
       Increase in deferred gain and other liabilities                          245,501                 137,755
                                                                            -----------             -----------
Net cash provided by operating activities                                   $ 1,814,751             $   424,760
                                                                            -----------             -----------

Cash flows from investing activities:
   Purchases of property, plant and equipment                               $(1,307,692)            $(2,983,359)
   Proceeds from sale of property and equipment                                 160,530                 135,950
   Payments received on notes                                                 1,065,135               1,096,109
   Investment in unconsolidated joint ventures                                        -                  (5,306)
   Issuance of notes                                                           (236,840)               (275,000)
                                                                            -----------             -----------
Net cash used in investing activities                                       $  (318,867)            $(2,031,606)
                                                                            -----------             -----------

See accompanying notes to unaudited condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)
                                   (Continued)

                                                                         2002               2001
                                                                     -----------        -----------
Cash flows from financing activities:
   Issuance of stock                                                 $    29,400        $    26,400
   Purchase of treasury stock                                           (127,436)          (198,125)
   Proceeds from debt                                                          -            940,698
   Principal payments on debt                                           (757,490)          (834,012)
   Net borrowings (repayments) of bank
     credit line and overdrafts                                          616,000           (300,000)
                                                                     -----------        -----------

Net cash used in financing activities                                $  (239,526)       $  (365,039)
                                                                     -----------        -----------

Net increase (decrease) in cash and cash equivalents                 $ 1,256,358        $(1,971,885)

Cash and cash equivalents, beginning of period                         7,994,327          8,166,954
                                                                     -----------        -----------

Cash and cash equivalents, end of period                             $ 9,250,685        $ 6,195,069
                                                                     ===========        ===========

Supplemental disclosures of cash flow information

       Cash paid for:

          Interest                                                   $   157,151        $   218,257
                                                                     ===========        ===========

          Income taxes                                               $    18,168        $   229,013
                                                                     ===========        ===========


Supplemental disclosures of noncash investing activities:

       Receipt of notes in settlement
          of receivables                                             $ 1,235,187        $ 1,904,015
                                                                     ===========        ===========

       Translation gain (loss) adjustment                            $   646,134        $  (402,177)
                                                                     ===========        ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of Devcon International Corp. and its majority-owned subsidiaries (the "Company"). The accounting policies followed by the Company are set forth in Note (l) to the Company's financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Form 10-K").

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2002 and the results of its operations and cash flows for the three and six months ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 and 2001 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company's 2001 Form 10-K.

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

                                 June 30, 2002                   June 30, 2001
                           Option price      Options       Option price     Options
                           From     To     outstanding     From    To     outstanding
Dilutive options           $1.50   $6.25     580,400       $1.50  $ 6.75   748,500
Not included options       $6.63   $9.63     232,795       $7.00  $14.00    66,295

                                                   Three Months Ended           Six Months Ended
Weighted average number                          June 30,      June 30,      June 30,      June 30,
   of shares outstanding                          2002           2001         2002           2001
                                               ---------      ---------    ---------      ---------
Basic                                          3,588,175      3,651,893    3,588,256      3,661,874
Effect of dilutive securities: Options           302,449        339,575      304,912        337,390
                                               ---------      ---------    ---------      ---------
Diluted                                        3,890,624      3,991,468    3,893,168      3,999,264
                                               =========      =========    =========      =========

For additional disclosures regarding the employee stock options, see the 2001 Form 10-K.

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

Comprehensive Income

The Company's total comprehensive income, comprised of net income and foreign currency translation adjustments, for the three and six months ended June 30, 2002 and 2001 was as follows:

                                                      Three Months Ended            Six Months Ended
                                                     June 30,      June 30,       June 30,      June 30,
                                                       2002          2001          2002          2001
                                                    ----------    ----------    ----------    ----------
Net income                                          $  412,433    $  870,029    $1,349,820    $  918,988
Other comprehensive income (loss)
  - foreign currency transaction adjustments           714,133       (88,877)      646,134      (491,054)
                                                    ----------    ----------    ----------    ----------
       Total comprehensive income                   $1,126,566    $  781,152    $1,995,954    $  427,934
                                                    ==========    ==========    ==========    ==========

Segment Reporting

The following sets forth the revenue and income before income taxes for each of the Company's business segments for the three months ended June 30, 2002 and 2001:

                                                     Three Months Ended             Six Months Ended
                                                  June 30,       June 30,       June 30,       June 30,
                                                    2002           2001           2002           2001
                                                ------------   ------------    ------------   -----------
Revenue (including inter-segment)
  Materials                                     $  9,528,596   $ 11,229,444    $ 18,886,959   $ 22,520,318
  Construction                                     4,020,385      3,476,019       8,458,293      5,553,239
  Elimination of inter-segment                       (50,738)      (119,436)       (460,786)      (271,041)
                                                ------------   ------------    ------------   ------------

     Total revenue                              $ 13,498,243   $ 14,586,027    $ 26,884,466   $ 27,802,516
                                                ============   ============    ============   ============

Operating (loss) income
  Materials                                     $   (200,000)  $    164,000    $ (1,037,000)  $    566,000
  Construction                                       (73,000)       365,000         251,000        (53,000)
  Unallocated corporate overhead                    (170,634)      (311,631)       (499,423)      (640,216)
                                                ------------   ------------    ------------   ------------

     Total operating (loss) income                  (443,634)       217,369      (1,285,423)      (127,216)

Other income, net                                    922,016        712,768       2,996,727      1,160,375
                                                ------------   ------------    ------------   ------------

Income before income taxes                      $    478,382   $    930,137    $  1,711,304   $  1,033,159
                                                ============   ============    ============   ============

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

New Accounting Standards

SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect a material impact from the adoption of SFAS No. 143 on its financial position and results of operation.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have an impact on the Company's financial position and results of operation.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company does not expect a material impact from the adoption of SFAS 146 on its financial position and results of operation.

Environmental Matters

The Company is involved, on a continuing basis, in monitoring its compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. While it is impossible to predict with certainty, management currently does not foresee such expenses in the future as having a material effect on the Company's business, results of operations, or financial condition.

Antigua Tax Assessment

During the fourth quarter of 2001, the Company's three subsidiaries in Antigua were assessed $6.1 million in income and withholding taxes for the years 1995 through 1999. The Company is appealing the assessments in the appropriate venues. The Company believes that if any tax is accrued in the future, it will not have an immediate cash flow effect on the Company, but will result in an offset between tax owed and the approximately $30 million receivable from the Government of Antigua. It is too early to predict the final outcome of the appeals process or to estimate the ultimate amount of loss, if any, to the Company. Based on the advice from local Antiguan tax consultants and local Antiguan counsel, management believes the Company's defenses to be meritorious and does not believe that the ultimate outcome will have a material adverse effect on the consolidated financial position or results of operations of the Company.

         Notes to Unaudited Condensed Consolidated Financial Statements
                                  (Continued)

Contingent Liabilities

During the second quarter 2002, the Company issued a construction contract performance guarantee together with one of the Company's customers, Northshore Partners, Inc., in favor of Estate Plessen Associated L.P. and JPMorgan Chase Bank, for $5.1 million. The Company issued a letter of credit for $500,000 as collateral for the transaction. The construction project is estimated to be finished within two years and the guarantee expires two years after completion. The Company received an up front fee of $154,000, which will be recognized over the life of the project and is entitled to an additional $52,000 fee at the end of the project.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, as well as the financial statements and related notes included in the Company's 2001 Form 10-K.

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

Critical Accounting Policies and Estimates

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company believes its most significant accounting policies are related to the following areas: estimations of cost to complete construction contracts, allowance for credit losses, loss reserves for inventories, accruals for deferred compensation agreements, Antiguan tax assessment evaluation, tax on un-repatriated earnings, valuation of the Antigua and Barbuda Government notes and the valuation allowance of deferred taxes. Details regarding the Company's use of these policies and the related estimates are described fully in the Company's 2001 Form 10-K. During 2002, there have been no material changes to the Company's significant accounting policies that impacted the Company's financial condition or results of operations.

Comparison of Three Months Ended June 30, 2002 With Three Months Ended June 30, 2001

Revenue

The Company's revenue during the second quarter of 2002 was $13.5 million as compared to $14.6 million during the same period in 2001. This 7.5 percent decrease was primarily due to a decrease of $1.7 million in materials revenue, partially offset by an increase in construction revenue of $565,000.

The Company's materials division revenue decreased 14.8 percent to $9.5 million during the second quarter of 2002 as compared to $11.1 million for the same period in 2001, due to a decrease in all types of material sold, such as concrete, aggregates and block. Certain islands suffered a higher decline than others, such as St. Croix and Puerto Rico. St. Croix's revenue diminished as a large expansion project on the island for which the Company was providing material was completed at the end of 2001. Puerto Rico's revenue diminished partly due to lower demand and partly due to the Company leasing out its Aguadilla operations. We believe that a downturn on St. Maarten/St. Martin was the result of a slowdown in the island's economy, due to reduced tourism on the island in the aftermath of the events of September 11, 2001. The only island with a positive trend was Antigua. We believe that Antigua and St. Thomas will improve its volumes the next quarter, while we do not foresee any improvement on St. Martin.

Revenue from the Company's construction division increased 16.4 percent to 4.0 million during the second quarter of 2002 as compared to $3.4 million for the same period in 2001. This increase is mainly due to continued work on five contracts in the Bahamas, four of which are further described below. The Company's backlog of unfilled portions of land development contracts at June 30, 2002 was $9.0 million, involving nine contracts. The backlog of four contracts for a project in the Bahamas amounted to $6.5 million. A Company subsidiary, the President, and a director of the Company are minority partners of the entity developing this project. The Company expects that most of these contracts will be completed during 2002. The Company is actively bidding and negotiating additional projects in other areas of the Caribbean. The Company cannot currently determine whether demand for this division's services will increase, decrease or remain the same throughout 2002.

Cost of Materials

Cost of materials as a percentage of materials revenue remained the same at 79.6 percent during the second quarter of 2002 compared to the same period in 2001. This was the result of a decrease in margin in St. Martin, offset by improved margin in the US Virgin Islands.

Cost of Construction

Cost of construction as a percentage of construction revenue increased to 90.2 percent during the second quarter of 2002 from 81.0 percent during the same period in 2001. This increase is primarily attributable to decreased margin on a contract in Antigua, and lower margin on a contract in the Bahamas, and also to the varying profitability levels of individual contracts and the stage of completion of such contracts.

Operating Expenses

Selling, general and administrative expense ("SG&A expense") increased by 2.5 percent to $2.8 million for the second quarter of 2002 from $2.7 million for the same period in 2001. The increase in SG&A expense was primarily due to severance expense and increases in professional fees and other expenses, offset to a lesser extent by reduced salary cost. As a percentage of revenue, SG&A expense increased to 20.6 percent during the second quarter as compared to 18.6 percent for the same period last year. This increase is due to the fact that the company has not yet been able to decrease its overhead cost to the same extent as revenue has decreased.

Operating (Loss) Income

The Company had an operating loss of $444,000 for the second quarter of 2002 compared to operating income of $217,000 for the same period in 2001. The Company's materials division operating loss was $200,000 during the second quarter of 2002 compared to income of $164,000 during the same period in 2001. This increase in operating loss is primarily attributable to decreased gross margin on St. Martin, offset to a lesser extent by a smaller increase on St. Thomas, and to increased SG&A expenses in St. Martin and Antigua.

The Company's construction division had an operating loss of $73,000 during the second quarter of 2002 compared to operating income of $365,000 during the same period in 2001. This decrease was attributable to decreased margins on contracts in the Bahamas and Antigua, to marine equipment being idle, to varying profitability levels of individual contracts, and the stage of completion of such contracts.

Other Income (Deductions)

Gain on sale of equipment and property was $23,000 compared to a loss of $57,000 for the same period in 2001. Interest and other income increased in the second quarter of 2002 to $977,000 compared to $829,000 for the same period in 2001, primarily due to an increase in the interest recognized on the note receivable from the Government of Antigua, and, to a lesser extent, to interest income from financed construction projects. Interest expense decreased to $76,000 from $104,000 for the same period in 2001, primarily due to decreased outstanding debt.

Income Taxes

The company operates in various tax jurisdictions with various tax rates, and depending on where profits or losses are recognized during the period, the effective tax rate will vary. In certain jurisdictions certain income is not taxable, and in certain jurisdictions, the Company enjoys certain tax exemptions. The effective tax rate for the second quarter of 2002 was 13.8 percent as compared to 6.5 percent for the same period in 2001.

Net Income

The Company had net income of $412,000 during the second quarter of 2002 as compared to $870,000 during the same period in 2001.

Comparison of Six Months Ended June 30, 2002 With Six Months Ended June 30, 2001

Revenue

The Company's revenue during the first six months of 2002 was $26.9 million as compared to $27.8 million during the same period in 2001. This 3.3 percent decrease was primarily due to a decrease in materials revenue of $3.9 million, partially offset by an increase of $2.9 million in construction revenue.

The Company's materials division revenue decreased 17.3 percent to $18.5 million during the first six months of 2002 as compared to $22.3 million for the same period in 2001. This decrease was due primarily to a decrease of $1.1 million in cement sales as a result of the termination of the Company's cement distribution agreement with Union Maritima Internacional, S.A. ("UMAR") on March 1, 2001, along with a decrease in concrete sales of 17.8 percent, in block sales of 15.2 percent and in aggregate sales of 11.5 percent. The Company believes that the events of September 11, 2001 resulted in reduced tourism and a corresponding slowdown in the economies on the islands on which the Company operates. These market conditions have resulted in a decrease in materials sales on the islands on which the Company operates, except for Antigua.

Revenue from the Company's construction division increased 53.7 percent to $8.4 million during the first six months of 2002 as compared to $5.5 million for the same period in 2001. This increase is mainly due to continued work on five contracts in the Bahamas, four of which are further described below. The Company's backlog of unfilled portions of land development contracts at June 30, 2002 was $9.0 million, involving 9 contracts. The backlog of four contracts for a project in the Bahamas amounted to $6.5 million. A Company subsidiary, the President, and a director of the Company are minority partners of the entity developing this project. The Company expects that most of these contracts will be completed during 2002. The Company is actively bidding and negotiating additional projects in the Caribbean. The Company cannot currently determine whether demand for this division's services will increase, decrease or remain the same throughout 2002.

Cost of Materials

Cost of materials as a percentage of materials revenue increased to 83.4 percent during the first six months of 2002 from 81.2 percent for the same period in 2001. This increase was primarily the result of a decrease in revenue, which resulted in fixed costs of sales weighing heavier on the margins for the division, and reduced margins in St. Martin. This was partially offset by elimination of low margin sales of cement.

Cost of Construction

Cost of construction as a percentage of construction revenue decreased to 84.6 percent during the first six months of 2002 from 88.5 percent during the same period in 2001. This decrease is primarily attributable to increased volumes and improved margins on some contracts in the Bahamas and Antigua, and also to the varying profitability levels of individual contracts and the stage of completion of such contracts.

Operating Expenses

Selling, general and administrative expense ("SG&A expense") increased by 13.7 percent to $5.6 million for the first six months of 2002 compared to $5.0 million for the same period in 2001. The increase in SG&A expense was primarily due to severance expense, losses on foreign exchange, increases in professional fees and other expenses. As a percentage of revenue, SG&A expense increased to
21.0 percent during the first six months as compared to 17.8 percent for the same period last year.

Operating Loss

The Company had an operating loss of $1.3 million for the first six months of 2002 compared to $127,000 for the same period in 2001. The Company's materials division operating loss was $1.0 million during the first six months of 2002 compared to income of $566,000 during the same period in 2001. This increase in operating loss is primarily attributable to decreased volumes on all islands, except Antigua, and to increased SG&A expenses. In particular the company has had a deteriorating result in St. Martin. The company is currently reviewing its options to reverse the negative trend on St. Martin, and has laid off personnel in that operation.

The Company's construction division had operating income of $251,000 during the first six months of 2002 compared to a loss of $53,000 during the same period in 2001. This increase was attributable to increased volumes in the Bahamas and Antigua, offset to a lesser extent of losses incurred as a result of idle marine equipment. This increase was also attributed to increased profitability levels of individual contracts.

Other Income (Deductions)

At the time of the sale of the operations in Dominica, the Company entered into a profit and loss participation agreement until March 31, 2002. During this time the gain on the sale of the operations were deferred. At March 31, 2002, the Company recognized a gain on sale of business of $1.0 million. Gain on sale of equipment and property was $108,000 compared to a loss of $20,000 for the same period last year. Interest and other income increased in the first six months of 2002 to $2.0 million compared to $1.3 million for the same period in 2001, primarily due to an increase in the interest recognized on the note receivable from the Government of Antigua, and, to a lesser extent, to interest income from financed construction projects. Interest expense decreased to $152,000 from $214,000 for the same period in 2001, primarily due to decreased outstanding debt.

Income Taxes

The company operates in various tax jurisdictions with various tax rates, and depending on where profits or losses are recognized during the period, the effective tax rate will vary. In certain jurisdictions certain income is not taxable, and in certain jurisdictions, the Company enjoys certain tax exemptions. The effective tax rate for the second quarter of 2002 was 21.1 percent as compared to 11.1 percent for the same period in 2001.

Net Income

The Company had net income of $1.3 million for the first six months of 2002 as compared to $919,000 for the same period in 2001.

Liquidity and Capital Resources

The Company generally funds its working capital needs from operations and bank borrowings. In the land development construction business, the Company must expend considerable funds for equipment, labor and supplies to meet the needs of particular projects. The Company's capital needs are greatest at the start of any new contract, since the Company generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is usually withheld as retainage until all work is complete, further increasing the need for capital. During the second quarter of 2002, the Company provided long-term financing in the amount of $1.2 million to certain customers who utilized its land development construction services. The Company has also provided financing for other business ventures from time to time. With respect to the Company's materials division, accounts receivable are typically outstanding for a minimum of 60 days and in some cases much longer.

The nature of the Company's business requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs of such equipment. These purchases of equipment should result in cash expenditures of approximately $3.0 million during 2002. The Company has, since the beginning of 2000, funded most of these expenditures out of its current working capital. Management believes the cash flow from operations, existing working capital, and funds available from lines of credit will be adequate to meet the company's needs during the next 12 months. Historically, the Company has used a number of lenders to finance a portion of our machinery and equipment purchases, however, since 2001 there are no outstanding amounts owed to these lenders. Management believes it has significant collateral and financial stability to be able to obtain significant financing, should it be required.

As of June 30, 2002, the Company's liquidity and capital resources included cash and cash equivalents of $9.3 million and working capital of $18.1 million. As of June 30, 2002, total outstanding liabilities were $13.2 million. As of June 30, 2002, the Company had available lines of credit totaling $534,000.

Cash flows provided by operating activities for the six months ended June 30, 2002 were $1.8 million compared with $425,000 for the same period in 2001. The primary use of cash for operating activities during the six months ended June 30, 2002 was an increase in costs and estimated earnings in excess of billings of $1.6 million, and an increase in other current assets of $511,000, offset to a lesser extent by a decrease in receivables and an increase in income taxes payable.

Net cash used in investing activities was $319,000 in the first six months of 2002. Purchases of property, plant and equipment were $1.3 million. The Company issued new notes receivable for $237,000 and receipts on notes receivable were $1.1 million. Net cash used in financing activities was $240,000 for the first six months of 2002, consisting primarily of principal payments of debt, offset to a lesser extent by proceeds from notes payable to banks.

The Company's accounts receivable has an average of 56 days of sales outstanding as of June 30, 2002. This is an improvement from 78 days at the end of December 2001. The Company's materials segment has remained substantially the same at 61 days at the end of this quarter as compared to 60 days at the end of last year. The construction segment has improved substantially to 45 days as compared to 113 days at the end of last year. The improvement was due to large cash receipts from the venture in the Bahamas in the beginning of this quarter. The Company does not consider notes receivable in this calculation.

The Company entered into a new unsecured credit line of $1.0 million in May 2001 with a bank in Florida. The bank can demand repayment of the loan and cancellation of the overdraft facility, if certain financial or other covenants are in default. The Company is in compliance with the covenants as of June 30, 2002. There was an outstanding balance of $616,000 as of June 30, 2002. The interest rate on indebtedness outstanding under the credit line is at a rate variable with Libor.

The Company has borrowed approximately $2.1 million from the Company President. The note is unsecured and bears interest at the prime rate. Three hundred fifty five thousand is due on demand, and $1.8 million is due on July 1, 2003. The President has the option of making the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires
15.0 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15.0 percent or more of the common stock.

The Company entered into an agreement with the Company President in June 2000, whereby Mr. Smith shall receive a retirement benefit. The accrued liability as of June 30, 2002 was $943,000, and the Company estimates to accrue an additional $369,000 through March 2003. The Company estimates that the total accrual will then be sufficient to cover its obligations under the aforementioned agreement.

Receivables at June 30, 2002 include a net balance of $7.2 million, consisting of promissory notes due from the Government of Antigua and Barbuda, substantially all of which is classified as a long-term receivable. The gross balance of the notes is $30.7 million. The notes were restructured on April 28, 2000 and call for both quarterly and monthly principal and interest payments until maturity in 2015. The notes are paid from agreed upon sources, which consist of lease proceeds from the rental of a United States military base, fuel tax revenue, proceeds from a real estate venture and other sources. Receipts recorded for the six months ended June 30, 2002 were $1.9 million.

During the second quarter 2002, the Company issued a construction contract performance guarantee together with one of the Company's customers for $5.1 million. The Company issued a letter of credit for $500,000 as collateral for the transaction. The construction project is estimated to be finished within two years and the guarantee expires two years after completion.

Repurchase of Company Shares

On August 9, 2002 the Board of Directors ("Board") approved a plan for the Company to purchase Company shares in the open market for up to $3.0 million. The timing of share repurchases, the actual number of shares purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and other considerations which may in the opinion of the Board or management affect the advisability of purchasing Devcon shares. The Company has repurchased 19,525 shares so far during 2002 at an average price of $6.53.

Related Party Transactions

The Company has certain transactions with some of the Directors or employees. Details regarding the Company's transaction with related parties are described fully in the Company's 2001 Form 10-K. During the second quarter of 2002, there have been no material changes to the Company's related party transactions.

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

The Company has significant operations overseas. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. The foreign functional currencies that the Company deals with are Netherlands Antilles Guilders, Eastern Caribbean Units and Euros. The first two are pegged to the U.S. dollar and have remained fixed for many years. Management does not believe a change in the Euro exchange rate will materially affect the Company's financial position or result of operations. The French operations are approximately 10% of the Company's total operations.

PART II.  Other Information


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

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matter to a Vote of Security Holders

              The Company held its Annual Shareholders Meeting on June 14, 2002. The issues submitted to a vote of the security holders and the results of the voting are as follows:

              1)    Election of five directors
                                                            For        Withheld
                                                         ---------     ---------
                        Jose A. Bechara, Jr., Esq.       3,483,561       1,246
                        Richard L. Hornsby               3,480,561       4,246
                        Robert L. Kester                 3,480,261       4,546
                        W. Douglas Pitts                 3,480,561       4,246
                        Donald L. Smith, Jr.             3,481,261       3,546
                        Robert A. Steele                 3,480,561       4,246

                        The Board consists of six directors. All nominees were elected to serve for a one-year period.

              2) Proposal to ratify the appointment of KPMG LLP as the Company's auditor for 2002

                              For              Against                Withheld
                           ---------           -------                --------
                           3,435,968             600                     708

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports On Form 8-K

              (a)   Exhibits:

                    Exhibit 99.1  Certification Pursuant to 18 U.S.C.
                                  Section 1350, as Adopted Pursuant to
                                  Section 906 of the Sarbanes-Oxley Act of 2002
                    Exhibit 99.2  Certification Pursuant to 18 U.S.C.
                                  Section 1350, as Adopted Pursuant to
                                  Section 906 of the Sarbanes-Oxley Act of 2002

              (b)   Reports on Form 8-K:

                    None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date:    August 12, 2002                      S/ JAN A. NORELID
                                              -----------------
                                                Jan A. Norelid
                                              Vice President - Finance

                                  EXHIBIT INDEX


Exhibit  Description

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002