Form 10-Q
period 2002-09-30
DEVCON INTERNATIONAL CORP
filed 2002-11-12
CIK 28452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

            For the quarterly period ended September 30, 2002

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

As of November 5, 2002 the number of shares outstanding of the Registrant's Common Stock was 3,554,460.

                      DEVCON INTERNATIONAL CORP. AND SUBSIDIARIES


                                    INDEX

                                                                Page Number

Part I.  Financial Information:


   Item 1. Condensed  Consolidated  Balance Sheets  September 30, 2002 and
           December 31, 2001 (unaudited)............................... 3-4

          Condensed Consolidated Statements of Operations Three and Nine Months
          Ended September 30,2002 and 2001(unaudited)...................5


           Condensed Consolidated Statements of Cash Flows Nine Months Ended
           September 30, 2002 and 2001(unaudited).......................6-7

           Notes to Condensed Consolidated Financial Statements
          (unaudited).................................................. 8-11


   Item 2. Management's  Discussion  and Analysis of Financial  Condition and
           Results of Operations........................................11-19

   Item 3. Quantitative   and   Qualitative   Disclosures   About   Market
           Risk........................................................ 19

   Item 4. Controls and Procedures..................................... 19

Part II. Other Information..............................................20-21

         Certifications.................................................22-23

PART I.    Financial Information
--------------------------------------------------------

Item 1.  Financial Statements

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001
                                   (Unaudited)


                                                                      September 30,              December 31,
                                                                           2002                        2001
                                                                      ---------------            ------------------
Assets

Current assets:
   Cash and cash equivalents                                            $  9,631,324                $  7,994,327
   Receivables, net                                                       10,697,446                  12,162,049
   Costs and estimated earnings
      in excess of billings                                                2,562,606                     229,056
   Inventories                                                             4,370,322                   3,736,759
   Prepaid expenses and other assets                                         832,469                     645,665
                                                                      --------------              --------------

         Total current assets                                             28,094,167                  24,767,856

Property, plant and equipment, net:
   Land                                                                    1,462,068                   1,462,068
   Buildings                                                               1,111,954                   1,135,954
   Leasehold improvements                                                  3,487,021                   3,159,536
   Equipment                                                              52,372,643                  49,567,905
   Furniture and fixtures                                                    749,531                     684,849
   Construction in process                                                   602,642                   2,793,580
                                                                      --------------               -------------
                                                                          59,785,859                  58,803,892

Less accumulated depreciation                                            (29,927,106)                (27,578,652)
                                                                        ------------                ------------

         Total property, plant & equipment, net                           29,858,753                  31,225,240

Investments in unconsolidated
   joint ventures and affiliates                                             323,229                     315,858
Receivables, net                                                           8,963,908                  10,596,702
Other assets                                                               1,212,102                   1,046,091
                                                                       -------------               -------------

Total assets                                                             $68,452,159                 $67,951,747
                                                                         ===========                 ===========

See accompanying notes to unaudited condensed consolidated financial statements

                             DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001
                                   (Unaudited)

                                   (Continued)
                                                                        September 30,            December 31,
                                                                          2002                          2001
                                                                       ------------              -------------------

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable, trade and other                                    $ 3,872,010                $  4,093,229
    Accrued expenses and other liabilities                                 2,542,260                   2,214,575
    Line of credit                                                           538,000                      -
    Current installments of long-term debt                                   375,286                   1,143,097
    Billings in excess of costs and estimated earnings                         2,094                     414,837
    Income taxes                                                           1,017,387                     699,118
                                                                       -------------               -------------
         Total current liabilities                                         8,347,037                   8,564,856

Long-term debt, excluding current installments                             2,368,690                   2,454,809
Deferred income taxes                                                         63,285                     205,344
Deferred gain on sale of businesses                                          -                         1,142,537
Other liabilities                                                          2,267,486                   1,738,930
                                                                       -------------               -------------

         Total liabilities                                                13,046,498                  14,106,476

Stockholders' equity:
    Common stock                                                             371,256                     374,128
    Additional paid-in capital                                            10,027,385                  10,133,527
    Retained earnings                                                     48,063,102                  46,941,249
    Accumulated other comprehensive loss -
       cumulative translation adjustment                                  (1,973,468)                 (2,516,382)
    Treasury stock at cost                                                (1,082,614)                 (1,087,251)
                                                                       -------------               -------------

         Total stockholders' equity                                       55,405,661                  53,845,271
                                                                        ------------                ------------

Commitments and contingencies

         Total liabilities and stockholders' equity                      $68,452,159                 $67,951,747
                                                                         ===========                 ===========




See accompanying notes to unaudited condensed consolidated financial statements.

                             DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                    Condensed Consolidated Statements of Operations
                            Three and Nine Months Ended
                            September 30, 2002 and 2001
                                   (Unaudited)

                                                                       Three Months Ended                  Nine Months Ended
                                                                  Sept. 30,       Sept. 30,           Sept. 30,        Sept. 30,
                                                                     2002             2001               2002              2001
                                                              ---------------    -------------    --------------     -------------
Materials revenue                                               $ 9,764,107       $ 9,418,267      $28,216,471       $31,733,359
Construction revenue                                              3,504,267         5,254,363       11,936,369        10,741,787
                                                               ------------      ------------     ------------      ------------
         Total revenue                                           13,268,374        14,672,630       40,152,840        42,475,146
                                                                -----------       -----------     ------------      ------------

Cost of materials                                                (7,705,817)       (7,433,577)     (23,102,319)      (25,546,241)
Cost of construction                                             (3,558,364)       (3,906,860)     (10,692,223)       (8,764,700)
                                                                -----------      ------------     ------------     -------------
      Gross profit                                                2,004,193         3,332,193        6,358,298         8,164,205

Operating expenses:
     Selling, general and administrative expenses                (2,958,927)       (3,146,928)      (8,598,455)       (8,106,156)
                                                                -----------      ------------     ------------     -------------

         Operating (loss) income                                   (954,734)          185,265       (2,240,157)           58,049

Other income (deductions):
      Joint venture equity gain                                       1,037             2,218            7,371            27,530
      Gain on sale of equipment and property                         35,720            37,310          144,190            17,599
      Gain on sale of business                                      -                  -             1,040,973            -
      Interest expense                                             (75,093)         (110,008)        (227,097)         (323,985)
      Interest and other income                                   1,051,188           886,126        3,044,142         2,197,845
      Minority interest                                            -                   (5,234)            -               51,798
                                                                -----------            -------     -----------         ---------
                                                                  1,012,852           810,412        4,009,579         1,970,787
                                                                 ----------            -------     ------------      ------------

         Income before income taxes                                  58,118           995,677        1,769,422         2,028,836

Income tax (expense) benefit                                        (55,176)           40,822         (416,660)          (73,349)
                                                              -------------    --------------    -------------    --------------
      Net income                                              $       2,942       $ 1,036,499      $ 1,352,762       $ 1,955,487
                                                              =============       ===========      ===========       ===========

Earnings per share
Basic                                                         $       -         $         0.29   $      0.38       $         0.54
                                                              ===============   ==============   ===========       ==============
Diluted                                                       $       -         $         0.26   $      0.35       $         0.49
                                                              ===============   ==============   ===========       ==============

Weighted average number of shares outstanding
Basic                                                         3,592,048           3,618,455      3,589,520           3,647,401
                                                              =========           =========      =========           =========
Diluted                                                       3,883,834           3,953,677      3,890,056           3,984,068
                                                              =========           =========      =========           =========

See accompanying notes to unaudited condensed consolidated financial statements.

                    DEVCON INTERNATIONAL CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                           2002                         2001
                                                                      ---------------             ---------------
Cash flows from operating activities:
   Net income                                                            $ 1,352,762                 $ 1,955,487
   Adjustments to reconcile net income
    to net cash provided by operating activities:
       Noncash stock compensation                                         -                              127,843
       Depreciation and amortization                                       3,676,963                   3,673,679
       Deferred income taxes benefit                                        (272,237)                   (130,064)
       Provision for doubtful accounts and notes                             185,899                     135,112
       Gain on sale of equipment and property                               (144,190)                    (17,599)
       Gain on sale of business                                           (1,040,973)                       -
       Joint venture equity gain                                              (7,371)                    (27,530)
       Minority interest income                                               -                          (51,798)

   Changes in operating assets and liabilities:
       Decrease (increase) in receivables                                  2,108,358                  (1,253,798)
       (Increase) decrease in costs and estimated
          earnings in excess of billings                                  (2,333,550)                    824,847
       Increase in inventories                                              (540,897)                   (677,164)
       Increase in prepaid expenses and
          other current assets                                              (205,165)                   (392,971)
       Increase in other assets                                              (17,472)                    (67,613)
       Increase (decrease) in accounts payable,
          accruals and other liabilities                                      66,029                  (2,342,949)
       (Decrease) increase in billings in excess
          of costs and estimated earnings                                   (412,743)                    771,420
       Increase (decrease) in income taxes payable                           318,269                     (30,866)
       Increase in deferred gain and other liabilities                       426,992                     276,431
                                                                            --------                   ---------
Net cash provided by operating activities                                $ 3,160,674                 $ 2,772,467
                                                                         -----------                 -----------

Cash flows from investing activities:
   Purchases of property, plant and equipment                            $(2,276,766)                $(3,891,409)
   Proceeds from sale of property and equipment                              217,596                     137,806
   Payments received on notes                                              1,443,549                   1,622,141
   Investment in unconsolidated joint ventures                               -                            (5,306)
   Issuance of notes                                                        (256,840)                   (294,000)
                                                                            ---------                   ---------

Net cash used in investing activities                                   $   (872,461)                $(2,430,768)
                                                                        ------------                 -----------

See accompanying notes to unaudited condensed consolidated financial statements.
                                        6

                    DEVCON INTERNATIONAL CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)
                                   (Continued)

                                                                            2002                         2001
                                                                      -------------                 -------------
Cash flows from financing activities:
   Issuance of stock                                                   $      44,400              $       26,400
   Purchase of treasury stock                                               (379,686)                   (700,925)
   Proceeds from debt                                                         -                        1,891,295
   Principal payments on debt                                               (853,930)                 (1,947,861)
   Net borrowings (repayments) of bank
     credit line and overdrafts                                              538,000                    (300,000)
                                                                       -------------               -------------

Net cash used in financing activities                                   $   (651,216)                $(1,031,091)
                                                                        ------------                 -----------

Net increase (decrease) in cash and cash equivalents                      $1,636,997                $   (689,392)

Cash and cash equivalents, beginning of period                             7,994,327                   8,166,954
                                                                        ------------               -------------

Cash and cash equivalents, end of period                                 $ 9,631,324                $  7,477,562
                                                                         ===========                ============

Supplemental disclosures of cash flow information


       Cash paid for:

          Interest                                                       $   232,243               $     333,457
                                                                         ===========               =============

          Income taxes                                                   $   352,967               $     299,013
                                                                         ===========               =============


Supplemental disclosures of noncash investing activities:

       Receipt of notes in settlement
          of receivables                                                  $1,689,905                  $2,110,015
                                                                          ==========                  ==========

       Translation gain (loss) adjustment                                $   542,914                 $  (206,747)
                                                                         ===========                 ===========

See accompanying notes to unaudited condensed consolidated financial statements.
                                        7

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2002 and the results of its operations and cash flows for the three and nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 and 2001 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company's 2001 Form 10-K.

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

                                         September 30, 2002                            September 30, 2001
                                     Option price          Options               Option price          Options
                                    From        To       outstanding            From        To       outstanding
Dilutive options                     1.50       5.85       574,400               1.50       6.80        751,000
Not included options                 6.25       9.63       234,795               7.00      14.00         66,295

                                                            Three Months Ended             Nine Months Ended
Weighted average number                                  Sept. 30,      Sept. 30,       Sept. 30,      Sept. 30,
   of shares outstanding                                  2002             2001            2002          2002
Basic                                                   3,592,048        3,618,455     3,589,520     3,647,401
                                                      ------------     -----------    ------------   -----------

Effect of dilutive securities: Options                   291,786          335,222        300,536        336,667
Diluted                                               3,883,834        3,953,677      3,890,056      3,984,068

For additional disclosures regarding the employee stock options, see the 2001
Form 10-K.




       Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

Comprehensive Income

The Company's total comprehensive income, comprised of net income and foreign currency translation adjustments, for the three and nine months ended September 30, 2002 and 2001 was as follows:

                                                            Three Months Ended             Nine Months Ended
                                                         Sept. 30,      Sept. 30,       Sept. 30,      Sept. 30,
                                                           2002            2001           2002           2001
                                                     --------------    -----------   ------------    -----------   -

Net income                                             $     2,942      $1,036,499     $1,352,762     $1,955,487
Other comprehensive (loss) income
  - foreign currency transaction adjustments              (103,220)        284,307        542,914       (206,747)
                                                         ---------    ------------   ------------   ------------
       Total comprehensive (loss) income                 $(100,278)     $1,320,806    $1,895,676     $1,748,740
                                                         =========      ==========    ==========     ==========

Segment Reporting

The following sets forth the revenue and income before income taxes for each of the Company's business segments for the three months ended September 30, 2002 and 2001:


                                                      Three Months Ended                 Nine Months Ended
                                                   Sept. 30,        Sept. 30,        Sept. 30,        Sept. 30,
                                                       2002           2001              2002            2001
                                                 --------------  --------------    --------------  ------------

Revenue (including inter-segment)
    Materials                                      $ 9,843,523       $10,016,157      $28,660,436    $32,429,957
    Construction                                     3,519,849         5,279,656       11,978,142     10,832,895
    Elimination of inter-segment                       (94,998)         (623,183)        (485,738)      (787,706)
                                                --------------     -------------    -------------  -------------

       Total revenue                                13,268,374        14,672,630       40,152,840     42,475,146
                                                   -----------       -----------      -----------    -----------

Operating (loss) income
     Materials                                        (196,000)         (283,000)      (1,233,000)       283,000
     Construction                                     (542,000)          931,000         (291,000)       878,000
     Unallocated corporate overhead                   (216,734)         (462,735)        (716,157)    (1,102,951)
                                                 -------------      ------------     ------------    -----------

        Total operating (loss) income                 (954,734)          185,265       (2,240,157)        58,049

Other income, net                                    1,012,852           810,412        4,009,579      1,970,787
                                                  ------------     -------------     ------------   ------------

Income before income taxes                       $      58,118      $    995,677      $ 1,769,422    $ 2,028,836
                                                 =============      ============      ===========    ===========

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)
New Accounting Standards

SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after September 15, 2002. The Company does not expect a material impact from the adoption of SFAS No. 143 on its financial position and results of operation.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No.4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No.64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No.13, "Accounting for Leases." This statement updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have an impact on the Company's financial position and results of operation.

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

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

Contingent Liabilities

During the second quarter 2002, the Company issued a construction contract performance guarantee together with one of the Company's customers, Northshore Partners, Inc., ("Northshore") in favor of Estate Plessen Associates L.P. and JPMorgan Chase Bank, for $5.1 million. In the case that Northshore is unable to fulfill its commitments of the construction contract, the Company will have to take Northshore's place and finish the contract. The Company is closely monitoring the progress of construction. The Company issued a letter of credit for $500,000 as collateral for the transaction. The construction project is estimated to be finished within two years and the guarantee expires two years after completion. The Company received an up front fee of $154,000, which will be recognized over the life of the project and is entitled to an additional $52,000 fee at the end of the project.

Details regarding the Company's other contingent liabilities are described fully in the Company's 2001 Form 10-K. During 2002, there have been no material changes to the Company's contingent liabilities, except for the above-mentioned Northshore contract and Antigua tax assessment.


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

Critical Accounting Policies and Estimates

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company believes its most significant accounting policies are related to the following areas: estimations of cost to complete construction contracts, allowance for credit losses, loss reserves for inventories, accruals for deferred compensation agreements, Antiguan tax assessment evaluation, tax on un-repatriated earnings, valuation of the Antigua and Barbuda Government notes and the valuation allowance of deferred taxes. Details regarding the Company's use of these policies and the related estimates are described fully in the Company's 2001 Form 10-K. During 2002, there have been no material changes to the Company's significant accounting policies that impacted the Company's financial condition or results of operations.

Comparison of Three Months Ended September 30, 2002 with Three Months Ended September 30, 2001

Revenue

The Company's revenue during the third quarter of 2002 was $13.3 million as compared to $14.7 million during the same period in 2001. This 9.6 percent decrease was primarily due to a decrease of $1.8 million in construction revenue, partially offset by an increase in materials revenue of $346,000.

The Company's materials division revenue increased 3.7 percent to $9.8 million during the third quarter of 2002 as compared to $9.4 million for the same period in 2001, due to a small increase in concrete and block sales. We believe that the last quarter will show a slowdown in sales due to the holidays the last two weeks of the year.

Revenue from the Company's construction division decreased 33.3 percent to $3.5 million during the third quarter of 2002 as compared to $5.3 million for the same period in 2001. This decrease is mainly due to contracts that were completed during the quarter in West End, Bahamas and St. Croix, as well as the dredge's being idle during the third quarter in 2002. The Company's backlog of unfilled portions of land development contracts at September 30, 2002 was $5.5 million, involving 5 contracts. The backlog of two contracts for a project in the Bahamas amounted to $3.4 million. A Company subsidiary, the President, and a director of the Company are minority partners of the entity developing this project. The Company expects that most of these contracts will be completed in the next nine months. The Company is actively bidding and negotiating additional projects in other areas of the Caribbean. The Company cannot currently determine whether demand for this division's services will increase, decrease or remain the same throughout 2002.

Cost of Materials

Cost of materials as a percentage of materials revenue remained the same at 78.9 percent during the third quarter of 2002 compared to the same period in 2001. This was the result of a decrease in margin in St. Martin, offset by improved margin in Antigua.

Cost of Construction

Cost of construction as a percentage of construction revenue increased to 101.5 percent during the third quarter of 2002 from 74.4 percent during the same period in 2001. This increase is primarily attributable to the dredging equipment's being idle during the quarter, decreased margin on contracts in the Bahamas and losses for the quarter on specific contracts in the Bahamas and St. Croix, and also to the varying profitability levels of individual contracts and the stage of completion of such contracts.


Operating Expenses

Selling, general and administrative expense ("SG&A expense") decreased by 6.0 percent to $3.0 million for the third quarter of 2002 from $3.1 million for the same period in 2001. The decrease in SG&A expense was primarily due to the Company incurring costs for extension of employee stock options in 2001. The Company experienced other immaterial increases and decreases that effectively offset each other. As a percentage of revenue, SG&A expense increased to 22.3 percent during the third quarter as compared to 21.4 percent for the same period last year. This increase is due to a reduction of revenue. SG&A expense was not reduced pro rata.

Operating (Loss) Income

The Company had an operating loss of $955,000 for the third quarter of 2002, compared to operating income of $185,000 for the same period in 2001. The Company's materials division operating loss was $196,000 during the third quarter of 2002 compared to $283,000 during the same period in 2001. This decrease in operating loss is primarily attributable to improved results in Antigua and St. Croix, offset to a lesser extent by decreased results on St. Martin. The Company foresees poor fourth quarter results for the materials division, due to holiday shutdowns and flat demand for our products.

The Company's construction division had an operating loss of $542,000 during the third quarter of 2002 compared to operating income of $931,000 during the same period in 2001. This decrease was attributable to decreased margins on contracts in the Bahamas and St. Croix, idle dredge equipment, varying profitability levels of individual contracts, and the stage of completion of such contracts. The Company foresees poor fourth quarter results due to a low backlog for the division. The Company is in the bidding process for various earthwork and golf course projects, which results should become known in the fourth quarter. These contracts, if successful in the bidding, will not commence until 2003.

Other Income (Deductions)

Gain on sale of equipment and property was $36,000 compared to $37,000 for the same period in 2001. Interest expense decreased to $75,000 from $110,000 for the same period in 2001, primarily due to decreased outstanding debt. Interest and other income increased in the third quarter of 2002 to $1.1 million compared to $886,000 for the same period in 2001, primarily due to an increase in the interest recognized on the note receivable from the Government of Antigua, and, to a lesser extent, to interest income from financed construction projects.

Income Taxes

The company operates in various tax jurisdictions with various tax rates, and, depending on where profits or losses are recognized during the period, the effective tax rate will vary. In certain jurisdictions certain income is not taxable, and in certain jurisdictions, the Company enjoys certain tax exemptions. The effective tax rate for the third quarter of 2002 was 94.9 percent as compared to a tax benefit of 4.1 percent for the same period in 2001.

Net Income

The Company had net income of $3,000 during the third quarter of 2002 as compared to $1.0 million during the same period in 2001.

Comparison of Nine Months Ended September 30, 2002 with Nine Months Ended September 30, 2001

Revenue

The Company's revenue during the first nine months of 2002 was $40.2 million as compared to $42.5 million during the same period in 2001. This 5.5 percent decrease was primarily due to a decrease in materials revenue of $3.5 million, partially offset by an increase of $1.2 million in construction revenue.

The Company's materials division revenue decreased 11.1 percent to $28.2 million during the first nine months of 2002, as compared to $31.7 million for the same period in 2001. This decrease was due primarily to a decrease of $1.2 million both in aggregate and concrete sales, and decreased sales of cement as a result of the termination of the Company's cement distribution agreement with Union Maritima Internacional, S.A. ("UMAR") on March 1, 2001. The reduction of concrete sales of 11.3% is primarily due to the completion of a large construction project in St. Croix and reduced volumes in St. Martin, offset to a lesser extent by improved volumes in Antigua. The 8.4% reduction of aggregate sales was primarily due to slowdown of the economy in Puerto Rico. The Company believes that the events of September

11, 2001 resulted in reduced tourism and a corresponding slowdown in the economies on the islands on which the Company operates. These market conditions have resulted in a decrease in materials sales on the islands on which the Company operates, except for Antigua.

Revenue from the Company's construction division increased 11.1 percent to $11.9 million during the first nine months of 2002 as compared to $10.7 million for the same period in 2001. This increase is mainly due to continued work on five contracts in the Bahamas, two of which are further described below, offset to a lesser extent by the dredge's being idle for most of this year. The Company's backlog of unfilled portions of land development contracts at September 30, 2002 was $5.5 million, involving 5 contracts. The backlog of two contracts for a project in the Bahamas amounted to $3.4 million. A Company subsidiary, the President, and a director of the Company are minority partners of the entity developing this project. The Company expects that most of these contracts will be completed in the next nine months. The Company is actively bidding and negotiating additional projects in the Caribbean. The Company cannot currently determine whether demand for this division's services will increase, decrease or remain the same throughout 2002.

Cost of Materials

Cost of materials as a percentage of materials revenue increased to 81.9 percent during the first nine months of 2002 from 80.5 percent for the same period in 2001. This increase was primarily the result of a decrease in revenue, which resulted in fixed costs of sales weighing heavier on the margins for the division, and reduced margins in St. Martin.

Cost of Construction

Cost of construction as a percentage of construction revenue increased to 89.6 percent during the first nine months of 2002 from 81.6 percent during the same period in 2001. This increase is primarily attributable to the marine division's having profitable work in 2001 and being idle in 2002, and also to the varying profitability levels of individual contracts and the stage of completion of such contracts.

Operating Expenses

Selling, general and administrative expense ("SG&A expense") increased by 6.1 percent to $8.6 million for the first nine months of 2002 compared to $8.1 million for the same period in 2001. The increase in SG&A expense was primarily due to severance expense, losses on foreign exchange and increases in professional fees. As a percentage of revenue, SG&A expense increased to 21.4 percent during the first nine months as compared to 19.1 percent for the same period last year.

Operating (Loss) Income

The Company had an operating loss of $2.2 million for the first nine months of 2002 compared to operating income of $58,000 for the same period in 2001. The Company's materials division operating loss was $1.2 million during the first nine months of 2002 compared to income of

$283,000 during the same period in 2001. This increase in operating loss is primarily attributable to decreased volumes on all islands, except Antigua, and to increased SG&A expense. In particular, the Company has had a deteriorating result in St. Martin. The Company is currently reviewing its options to reverse the negative trend on St. Martin, and has laid off personnel in that operation, the corresponding reduction of expense will first be seen in the fourth quarter.

The Company's construction division had an operating loss of $291,000 during the first nine months of 2002 compared to income of $878,000 during the same period in 2001. This decrease was attributable to the marine division's having profitable work in 2001 and being idle in 2002.

Other Income (Deductions)

Gain on sale of equipment and property was $144,000, compared to $18,000 for the same period last year. At the time of the sale of the operations in Dominica in 2000, the Company entered into a profit and loss participation agreement that expired on March 31, 2002. During this time the gain on the sale of the operations was deferred. At March 31, 2002, the Company recognized a gain on sale of business of $1.0 million. Interest expense decreased to $227,000 from $324,000 for the same period in 2001, primarily due to decreased outstanding debt. Interest and other income increased in the first nine months of 2002 to $3.0 million, compared to $2.2 million for the same period in 2001, primarily due to an increase in the interest recognized on the note receivable from the Government of Antigua, and, to a lesser extent, to interest income from financed construction projects.

Income Taxes

The Company operates in various tax jurisdictions with various tax rates, and depending on where profits or losses are recognized during the period, the effective tax rate will vary. In certain jurisdictions certain income is not taxable, and in certain jurisdictions, the Company enjoys certain tax exemptions. The effective tax rate for the first nine months of 2002 was 23.5 percent as compared to 3.6 percent for the same period in 2001.

Net Income

The Company had net income of $1.4 million for the first nine months of 2002 as compared to $2.0 million for the same period in 2001.

Liquidity and Capital Resources

The Company generally funds its working capital needs from operations and bank borrowings. In the land development construction business, the Company must expend considerable funds for equipment, labor and supplies to meet the needs of particular projects. The Company's capital needs are greatest at the start of any new contract, since the Company generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is usually withheld as retainage until all work is complete, further increasing the need for capital. During the third quarter of 2002, the Company provided long-term financing in the amount of $455,000 to certain customers who utilized its land development construction services and purchased materials. The Company has also provided financing for other business ventures from time to time. With respect to the Company's materials division, accounts receivable are typically outstanding for a minimum of 60 days and in some cases much longer.

The nature of the Company's business requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs of such equipment. These purchases of equipment should result in cash expenditures of approximately $3.0 million during 2002. The Company has, since the beginning of 2000, funded most of these expenditures out of its current working capital. Management believes the cash flow from operations, existing working capital, and funds available from lines of credit will be adequate to meet the company's needs during the next 12 months. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases, however, since 2001 there are no outstanding amounts owed to these lenders. Management believes it has significant collateral and financial stability to be able to obtain significant financing, should it be required.

As of September 30, 2002, the Company's liquidity and capital resources included cash and cash equivalents of $9.6 million and working capital of $19.7 million. As of September 30, 2002, total outstanding liabilities were $13.0 million. As of September 30, 2002, the Company had available lines of credit totaling $612,000.

Cash flows provided by operating activities for the nine months ended September 30, 2002 were $3.2 million compared to $2.8 million for the same period in 2001. The primary use of cash for operating activities during the nine months ended September 30, 2002 was an increase in costs and estimated earnings in excess of billings of $2.3 million, and an increase in inventory of $541,000, offset to a lesser extent by a decrease in receivables of $2.1 million and an increase in deferred gain and other liabilities.

Net cash used in investing activities was $872,000 in the first nine months of 2002. Purchases of property, plant and equipment were $2.3 million. The Company issued new notes receivable for $257,000 and receipts on notes receivable were $1.4 million. Net cash used in financing activities was $651,000 for the first nine months of 2002, consisting primarily of principal payments of debt and purchase of treasury stock, offset to a lesser extent by proceeds from a line of credit.

The Company's accounts receivable has an average of 45 days of sales outstanding as of September 30, 2002. This is an improvement from 78 days at the end of December 2001. The Company's materials segment improved to 50 days as compared to 61 days at the end of this quarter, mainly due to the payment from one larger customer in Antigua. The construction segment has improved substantially to 32 days as compared to 113 days at the end of last year. The improvement was due to large cash receipts from the venture in the Bahamas in the beginning of the year. The Company does not consider notes receivable in this calculation.

The Company entered into a new unsecured credit line of $1.0 million in May 2001 with a bank in Florida. The bank can demand repayment of the loan and cancellation of the overdraft facility, if certain financial or other covenants are in default. The Company is in compliance with the covenants as of September 30, 2002. There was an outstanding balance of $538,000 as of September 30, 2002. The interest rate on indebtedness outstanding under the credit line is at a rate variable with Libor.

The Company has borrowed approximately $2.1 million from the Company President. The note is unsecured and bears interest at the prime rate. Two hundred ninety thousand is due on demand, and $1.8 million is due on January 1, 2004. The President has the option of making the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires
15.0 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15.0 percent or more of the common stock.

The Company entered into an agreement with the Company President in September 2000, whereby Mr. Smith shall receive a retirement benefit. The accrued liability as of September 30, 2002 was $1.1 million, and the Company estimates to accrue an additional $246,000 through March 2003. The Company estimates that the total accrual will then be sufficient to cover its obligations under the aforementioned agreement.

Receivables at September 30, 2002 include a net balance of $7.2 million, consisting of promissory notes due from the Government of Antigua and Barbuda, substantially all of which is classified as a long-term receivable. The gross balance of the notes is $30.2 million. The notes were restructured on April 28, 2000 and call for both quarterly and monthly principal and interest payments until maturity in 2015. The notes are paid from agreed upon sources, which consist of lease proceeds from the rental of a United States military base, fuel tax revenue, proceeds from a real estate venture and other sources. Receipts recorded for the nine months ended September 30, 2002 were $2.8 million.

During the second quarter of 2002, the Company issued a construction contract performance guarantee together with one of the Company's customers for $5.1 million. The Company issued a letter of credit for $500,000 as collateral for the transaction. The construction project is estimated to be finished within two years and the guarantee expires two years after completion.

Repurchase of Company Shares

On August 9, 2002 the Board of Directors ("Board") approved a plan for the Company to purchase Company shares in the open market for up to $3.0 million. The timing of share repurchases, the actual number of shares purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and other considerations which may in the opinion of the Board or management affect the advisability of purchasing Devcon shares. The Company repurchased 59,000 shares through September 30, 2002 at an average price of $6.47. As of September 30, 2002 the Company had 158,100 shares of treasury stock as compared to 154,700 as of December 31, 2001.

Related Party Transactions

The Company has certain transactions with some of the Directors or employees. Details regarding the Company's transaction with related parties are described fully in the Company's 2001 Form 10-K. During the third quarter of 2002, the Company purchased 4,200 shares of Company stock from an officer at the prevailing market rate. There have been no other material changes to the Company's related party transactions.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and participation of the Company's Chief Executive Officer and Chief Financial Officer (the "Officers") of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included the in the Company's periodic SEC filings, including this report.

Internal Controls

There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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



Date:    November 12, 2002                        /S/ JAN A. NORELID
                                                     -------------------
                                                    Jan A. Norelid
                                                   Vice President - Finance

                                 CERTIFICATIONS

I, Donald L. Smith, Jr. certify that:

1.       I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  Devcon
         International Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation
                  Date).

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date.

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants Board of Directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls.

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls.

6. The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date:  November 12, 2002            /s/ Donald L. Smith, Jr.
                                      Donald L. Smith, Jr.
                                     President and Chairman of the Board

                                CERTIFICATIONS

I, Jan A. Norelid, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Devcon International Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation
                  Date).

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date.

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants Board of Directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls.

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls.

6. The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date:  November 12, 2002                    /s/ Jan A. Norelid
                                             Jan A. Norelid
                                            Chief Financial Officer

                               EXHIBIT INDEX





Exhibit No.       Exhibit Description

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                Exhibit 99.1

                        CERTIFICATION   PURSUANT  TO
                           U.S.C.  SECTION  1350,
                SECTION  906  OF  THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Devcon International Corp. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jan
A. Norelid, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The report fully complies with the requirements of section 13
                        (a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    November 12, 2002                          /s/ Jan A. Norelid
                                                        Jan A. Norelid
                                                        Chief Financial Officer

                                  Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                               U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Devcon International Corp. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald L. Smith, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The report fully complies with the requirements of section 13
                        (a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    November 12, 2002                       /s/ Donald L. Smith, Jr.
                                                     Donald L. Smith, Jr.
                                                    Chief Executive Officer