Form 10-K
period 2002-12-31
DEVCON INTERNATIONAL CORP
filed 2003-03-04
CIK 28452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 2002

                          Commission file number 0-7152

                           DEVCON INTERNATIONAL CORP.

Florida Corporation                                           EIN # 59-0671992
1350 East Newport Center Drive, Suite 201, Deerfield Beach, FL           33442
                        Telephone number: (954) 429-1500

           Securities Registered Pursuant to Section 12(g) of the Act:

 Common Stock                                               Registered at the
$.10 par value                                           NASDAQ National market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined   in   Exchange   Act   Rule   12b-2).    Yes   _____   No   ___X__

As of February 20, 2003, Devcon International Corp. had 3,453,969 shares outstanding. The aggregate market value of the Common Stock held by non-affiliates of Devcon International Corp. as of June 30, 2002 was approximately $7.6 million, based on the closing price on that date of $5.75. In this calculation all executive officers, directors and 5 percent beneficial owners of Devcon International Corp. are considered to be affiliates. This is not an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.


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

The following table sets forth financial highlights of our materials and construction business. During the first quarter 2000, we sold our operations in Tortola and Dominica, our concrete operations in St. Thomas and all our bulk cement terminals. Total assets by segment and other information is further described in Note 11 of Notes to Consolidated Financial Statements.

                                                              2002              2001             2000
                                                              ----              ----             ----
                                                                           (In thousands)
Revenue (net of intersegment sales):
......Materials                                                $37,733          $39,703           $50,956
......Construction                                              15,623           15,185            14,292
                                                             --------         --------          --------
......                                                         $53,356          $54,888           $65,248
                                                              =======          =======           =======
Operating (loss) income (by segment)
......Materials                                              $    (671)       $      23           $(1,608)
......Construction                                              (1,260)           1,173             1,266
......Unallocated corporate overhead                            (1,115)          (1,188)             (818)
                                                            ---------         --------         ---------
......                                                        $ (3,046)      $        8           $(1,160)
                                                             ========       ==========           =======

Revenue by geographic area includes sales to unaffiliated customers based on customer location, not the selling entity's location. The Company moves its equipment from country to country; therefore, to make this disclosure meaningful the geographic area separation for assets is based upon the location of the legal entity owning the assets.

                                                                             December 31,
                                                                 -----------------------------------------
                                                                  2002             2001              2000
                                                                  ----             ----              ----
Revenue by geographic areas:                                                 (In thousands)
         U.S. and its territories                               $19,859          $21,563           $25,235
                                                                -------          -------           -------
           Netherlands Antilles                                   6,689            9,459            12,689
           Antigua and Barbuda                                   10,963           10,535            12,594
           French West Indies                                     4,999            6,385             9,159
           Other foreign areas                                   10,846            6,946             5,571
                                                               --------        ---------         ---------
         Total foreign countries                                 33,497           33,325            40,013
                                                               --------         --------          --------

           Total (including U.S.)                                53,356          $54,888           $65,248
                                                                 ======          =======           =======

Long-lived assets, net, by geographic areas:
         U.S. and its territories                               $18,325          $20,292           $21,186
                                                                -------          -------           -------
           Netherlands Antilles                                     270              285               344
           Antigua and Barbuda                                    7,030            6,720             7,281
           French West Indies                                     4,400            3,874             4,206
           Other foreign areas                                        3               54               133
                                                                -------          -------           -------
         Total foreign countries                                 11,703           10,933            11,964
                                                                -------          -------           -------

           Total (including U.S.)                               $30,028          $31,225           $33,150
                                                                =======          =======           =======

Business Address

Our executive offices are located at 1350 East Newport Center Drive, Suite 201, Deerfield Beach, Florida 33442, our telephone number is (954) 429-1500 and our web address is www.devc.com. In this document, the terms "Company" and "Devcon" refer to Devcon International Corp. and its subsidiaries.

Business Development

Our business has shown different trends during the year. The construction business has been slowing down, except for certain projects on the island of Exuma in the Bahamas. Including these projects, the Construction division has still shown a downward trend during the year. The Materials division business has shown improved revenue the last three quarters of 2002 as compared to fourth quarter 2001 and first quarter 2002.

In February 2003, the Company's subsidiary in St Maarten entered into an agreement with the Island Territory of St Maarten, N. A. to sell up to 197 medium-priced homes, approximately $100,000 per home, in a developed subdivision owned by the Island Government. The Company will initially build two model homes, and will subsequently finance the construction of homes for buyers upon receipt of firm sales contracts with mortgage financing approved by one of two local banks. The mortgage financing is dependent on the establishment of a mortgage guarantee fund by the Island Government. There is no assurance that this fund will be established or that this project will go forward. As the Company is traditionally engaged in land development contracting, if this project goes forward, we will hire subcontractors to perform all the residential construction. We also intend, to the extent possible, to sell construction materials from the Materials division to the subcontractors, if the project moves forward successfully.

From time to time, we investigate opportunities to expand our operations to areas of the Caribbean where we presently have no business, and also opportunities to expand our existing operations in related areas of operations.

The Company decided in 2001 to stop its operations in Aguadilla, Puerto Rico and has leased all its equipment on the site to a company affiliated with one of the joint venture owners of the subsidiary in Puerto Rico.

Risks of Foreign Operations

Portions of our operation in 2002 were conducted in foreign countries located in the Caribbean, primarily Antigua and Barbuda, St. Maarten, St. Martin and the Bahamas. In 2002, 62.8 percent of our revenue was derived from foreign geographic areas. For a summary of our revenue and earnings from foreign operations, see Notes 9 and 11 of Notes to Consolidated Financial Statements. The risks of doing business in foreign areas include potential adverse changes in U.S. diplomatic relations with foreign countries, changes in the relative purchasing power of the U.S. dollar, hostility from local populations, adverse effects of exchange controls, restrictions on the withdrawal of foreign investment and earnings, government policies against businesses owned by non-nationals, expropriations of property, the instability of foreign governments, and any insurrection that could result in uninsured losses. We are not subject to these risks in Puerto Rico or the U.S. Virgin Islands since these are United States territories. The Company is also subject to U.S. federal income tax upon the distribution of certain offshore earnings. See Note 8 of Notes to Consolidated Financial Statements. Although we have not encountered significant difficulties in our foreign operations, there can be no assurance that we will never encounter difficulties.

Materials Division

General In 2002, we manufactured and distributed ready-mix concrete, block and crushed aggregate. We also distributed bagged cement. Our sales can be segregated into certain product groups:

                                                              2002              2001             2000
                                                              ----              ----             ----
Revenue (net of intersegment sales):                                       (In thousands)
......Ready-Mix concrete                                       $13,270          $14,068           $16,256
......Aggregates                                                17,444           17,984            17,413
......Concrete block                                             4,108            4,445             5,558
......Cement                                                     1,724            2,851            10,738
......Other                                                      1,187              355               991
                                                              -------          -------           -------
......                                                         $37,733          $39,703           $50,956
                                                              =======          =======           =======

The different activities on the islands are shown below:

                                                  Quarry           Concrete        Aggregates
                                Ready-mix       aggregates           block           & Block            Cement
                                concrete        production        production          sales             sales
                                --------        ----------        ----------          -----             -----
Puerto Rico                                          X                                  X
St. Thomas, U.S.V.I.                                 X                 X                X                 X
St. Croix, U.S.V.I.                 X                X                                  X
St. Maarten                         X                                  X                X                 X
St. Martin                          X                X                                  X                 X
Antigua                             X                X                 X                X                 X


Our Materials division employed assets in 2002 such as:

o   Quarry Related Equipment                 o    Concrete Batch Plants
o   Aggregates Processing Plants             o    Fleet of Concrete Mixer Trucks
o   Concrete Block Plants                    o    Asphalt Plants

See additional information under Item 1 - Business-General.

Ready-Mix Concrete and Concrete Block Our concrete batch plants mix cement, sand, crushed stone, water and chemical additives to produce ready-mix concrete for use in local construction. Our fleet of concrete mixer trucks delivers the concrete to the customer's job site. At our concrete block plants, a low-moisture concrete mixture is machine-formed, then dried and stored for later sale. Usually, our ready-mix concrete operations and concrete block plants are the area's largest or only facility. We also sell a product we refer to as soil-cement, which utilizes similar ingredients as our concrete, as well as some by-products from our aggregates production. The production of soil-cement also reduces the material that we have to dispose of.

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

Competition We have competitors in the materials business in the locations where we conduct business. The competition includes local ready-mix concrete plants, importers of aggregates and concrete blocks. We also encounter competition from the producers of asphalt, which is an alternative material to concrete for road construction. We believe our materials market share, resources, facilities, local presence and cost structure give us a competitive advantage in the eastern Caribbean markets where we operate.

Construction Division

General We have completed land development construction projects, including interstate highways, airport sites and runways, deep-water piers and marinas, hydraulic dredging, golf courses, and industrial, residential and commercial site development.

The revenue related to the work performed by our Construction division is generated on a contract-by-contract basis. The majority of our contracts are completed in less than one year, although we obtain multi-year contracts from time to time. These contracts are bid or negotiated at a fixed price, except for changes in the scope of the work requested by the owner during the term of the contract. The majority of our work is performed by our own labor and equipment and is not subcontracted. We also enter into unit-price contracts where our fee is based upon the quantity of work performed. This is often measured in yards, meters or tons, rather than time.

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

Backlog Our backlog of unfulfilled portions of construction contracts at December 31, 2002 was approximately $5.6 million involving 6 projects. One Bahamian project's backlog amounted to approximately $3.3 million at the end of 2002. A subsidiary, our President and one of our directors are minority partners, and our President is also a member of the managing committee of the entity developing this project. The backlog of $5.6 million involving 6 projects at the end of 2002 compares to $10.5 million involving 7 projects at December 31, 2001. Since December 31, 2002, through February 20, 2003, we have entered into new construction contracts in the Caribbean amounting to $2.1 million, and we are finalizing contracts for another $3.1 million that we estimate will be signed shortly, however, no assurance can be given that these contracts will be signed as expected. We are actively bidding and negotiating additional projects. We expect most of the current backlog to be completed during 2003.

Bonding We must obtain a performance bond to bid on government construction contracts and some private contracts. We have, in the past, been able to provide performance and/or payment bonds, when required.

Customers Our primary customers are government entities, large contractors and large landowners located through out the Caribbean basin. During 2002 there was one customer in the Bahamas, for whom we recorded revenue of $8.4 million in the year. Should this customer become insolvent or decide not to utilize our services, the Construction division's revenue would be diminished substantially. Our President and one of our directors are minority shareholders of this entity.

Competition Land development construction is extremely competitive. We compete with smaller local contractors as well as larger US and European based contractors in all our markets. Primary competitive factors include price, prior experience and relationships, the equipment available to complete the job, innovation, the available engineering staff to assist an owner in minimizing costs, how quickly a company can complete a contract, and the ability to obtain bonding which guarantees contract completion.

Tax Exemptions and Benefits

Some of our offshore earnings are taxed at rates lower than U.S. statutory federal income tax rates due to tax exemptions and tax incentives. The U.S. Virgin Islands Industrial Development Commission granted us tax exemptions on most of our U.S. Virgin Islands earnings through March 2003. No decision has been made as to whether or not we will seek an extension of this tax exemption, and there is no guarantee that, if sought, it will be granted. If we do not have the exemption, our taxes would be increased, however, some fees and scholarships that we are currently granting would not continue. The impact of not having the exemption is currently being reviewed.

U.S. tax laws provide that our offshore earnings are not taxable for U.S. federal income tax purposes, and most post-April 1988 Materials division earnings in the U.S. Virgin Islands can be distributed to us free of U.S. income tax. Any distribution to Devcon International Corp, the parent company, of: (1) earnings from our U.S. Virgin Islands operations accumulated prior to April 1, 1988; or (2) earnings from our Antigua, St. Martin and St. Maarten operations, would subject us to U.S. federal income tax on the amounts distributed, less applicable taxes paid in those jurisdictions according to specific rules. At December 31, 2002, $35.8 million of accumulated earnings had not been distributed to the parent company. We have not provided for U. S. federal income tax on the undistributed earnings of foreign subsidiaries because we intend to permanently reinvest those earnings offshore, unless the earnings can be repatriated in a tax-free manner.

Our tax exemption and our ability to receive most of the current earnings from our U.S. Virgin Islands operations without being subject to U.S. federal income taxes reduce our income tax expense. For further information on our tax exemptions and income taxes, see Note 8 of Notes to Consolidated Financial Statements.

Equipment

Both of our businesses require us to lease or purchase and maintain equipment. As of December 31, 2002, our equipment included cranes, bulldozers, road graders, rollers, backhoes, earthmovers, a hydraulic dredge, barges, rock crushers, concrete batch and block plants, concrete mixer trucks, asphalt processing and paving equipment and other items. Some of this equipment is encumbered by chattel mortgages. At certain times, a part of this equipment will be idle in between construction jobs, and at times, certain equipment will be idle for longer periods until suitable construction contracts are found. See Notes 7 and 10 of Notes to Consolidated Financial Statements.

Miscellaneous Investments and Joint Ventures

We have invested or participated in several joint ventures in connection with our Construction and Materials divisions.

During the period 1998 through 2001, we invested a total of $186,000 for a 1.2 percent interest in a real estate joint venture in the Bahamas. The upscale resort project is expected to finish its hotel construction by the middle of 2003 and open the resort shortly thereafter. Both our President and one of our other directors have an interest in the joint venture. See Note 12 of Notes to Consolidated Financial Statements.

During the period 1998 through 2001 we invested a total of $181,000 for a 33.3 percent interest in a real estate joint venture in Puerto Rico that owns the land where the Aguadilla aggregate processing plant was operating. During 2002 we recognized earnings of $9,000 from this joint venture under the equity method of accounting.

Executive Officers

The executive officers of the Company are as follows:

Donald L. Smith, Jr., 81, a co-founder of the Company, has served as its Chairman of the Board, President and Chief Executive Officer since its formation in 1951.

Richard L. Hornsby, 67, was appointed the Company's Executive Vice President in March 1989. Mr. Hornsby served as Vice President of the Company from August 1986 to February 1989. From 1981 to 1986 he was Financial Manager for unrelated private investment companies. He has been a director of the Company since 1975 and served as Vice President-Finance from 1972 to 1977.

Henry C. Obenauf, 73, was appointed Vice President-Engineering of the Company in March 1989, after having served as Vice President of the Company since 1977. The Company has employed Mr. Obenauf for over 33 years.

Jan A. Norelid, 49, was appointed Vice President-Finance and Chief Financial Officer in October 1997. From January 1996 to September 1997, he owned and operated a printing company. From 1991 to 1995 he served as Chief Financial Officer for Althin Medical, Inc., a medical device manufacturer.

Donald L. Smith, III, 50, was appointed Vice President-Construction Operations for the Company in December 1992. Mr. Smith joined the Company in 1976 and has served in supervisory and managerial positions within the Company since that time.

Kevin M. Smith, 45, was appointed Vice President-Materials Division in June 2002. Mr. Smith joined the Company in 1989 and has served in management positions within the Company since that time.

Intellectual Property

We possess trade names used in the islands, of which none are registered. We believe that trade names, which are normally the corporate names of our local subsidiaries, have name recognition and are valuable to the Company. No asset has been recorded for this purpose in our consolidated balance sheet.

Employees

At December 31, 2002, we employed 119 persons in the Construction division, of whom 6 are members of a union. As of the same date, we employed 231 persons in our Materials division, of whom 77 are members of a union. Most employees are employed on a full-time basis. Employee relations are considered satisfactory.

Environmental Matters

We are involved, on a continuing basis, in monitoring our compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. While it is impossible to predict with certainty, management currently does not foresee such expenses in the near future as having a material effect on our business, results of operations, or financial condition. See Item 3 and Note 16 of Notes to Consolidated Financial Statements.

Item 2. Property

General

The Materials division utilizes nearly all of the real property that we own or lease. We also own undeveloped parcels of land in the U.S. Virgin Islands and Antigua. The following table shows information on the properties and facilities that we owned or leased for our operations at December 31, 2002:

                                                                        Lease Expiration
         Description                                  Location          with all Options              Area
         -----------                                  --------          ----------------              -----
Shared facilities
-----------------
Principal executive offices                        Deerfield Beach       5/07                 8,410  sq. ft.  (1)
Maintenance shop for heavy equipment               Deerfield Beach       6/12                   3.44 acres    (1)(2)

Materials division
------------------
Concrete block plant and equipment                 St. Thomas            6/04                  11.00  acres   (1)
   maintenance facility
Quarry                                             St. Thomas            owned                  8.50 acres
Quarry                                             St. Thomas            2/18                  44.00 acres    (1)
Barge terminal                                     St. Thomas            5/22                   1.50 acres    (1)
Quarry                                             St. Thomas            8/06                   7.49 acres    (1)
Concrete batch plant and office                    St. Croix             owned                  3.20 acres
Quarry, rock crushing plant                        St. Croix             owned                 61.34 acres
Maintenance shop                                   St. Croix             7/10                   6.00 acres    (1)
Quarry                                             St. Croix             5/03                  10.78 acres    (1)
Concrete batch plant, concrete block               Antigua               9/16                  22.61 acres    (1)
   plant, rock crushing plant, asphalt
   plant, quarry and office
Concrete block plant                               St. Maarten           Month-to-Month         3.00 acres    (1)
Barge unloading facility                           St. Maarten           5/05                   0.30 acres    (1)
Office building, batch plant, shop                 St. Maarten           Month-to-Month         1.39 acres
Quarry, rock-crushing plant, concrete
   batch plant and office building                 St. Martin            7/10                  123.50 acres   (1)
Quarry, rock crushing plant and
   office building                                 Guaynabo, P.R.        3/06                   40.00 acres (1)(3)

(1) Underlying land is leased but equipment and machinery on the land are owned by the Company.
(2)      Leased from Donald L. Smith, Jr., the Company's Chief Executive. See
         Note 12 of Notes to Consolidated Financial Statements.
(3)      Acreage is estimated.

We consider the properties and facilities used in our operations suitable for our industry, and they are currently adequate for our use. The reserves are sufficient for many years' aggregates production in all operations, except for the operations in Guaynabo, Puerto Rico. We are currently searching for a new site to use for our quarry business in Puerto Rico.

Item 3. Legal Proceedings

We are involved in routine litigation arising in the ordinary course of our business, primarily construction.

In the fall of 2000, Virgin Islands Cement and Building Products, Inc. ("VICBP"), a subsidiary of the Company, was under contract with the Virgin Islands Port Authority ("VIPA") for the construction of the expansion of the St. Croix Airport. During the project, homeowners and residents of the Yellow Cedar Housing Community, located next to the end of the expansion project, claimed to have experienced several days of excessive dust in their area as a result of the ongoing construction work. The homeowners of Yellow Cedar have filed two separate lawsuits against VIPA and VICBP as co-defendants. One suit, filed in the U.S. District Court by Mariepaul Antoine, Benjamin Ashe, et. al, vs. VIPA et. al, case #2001,63 R/F, seeks equitable relief from nuisance, specific performance and damages. The second suit, Louisa Williams et. al vs. VIPA et. al filed in the Territorial Court of the U.S.V.I. case #548/2000 seeks equitable relief from nuisance, specific performance and damages. In both cases, VICBP, as defendant, has agreed to indemnify VIPA for any civil action as a result of the construction work. Reliance Insurance Company ("Reliance"), the general liability carrier for VICBP during that period, has taken the legal position that "dust" is a pollutant and, therefore, the pollution exclusion clause applies and as a result denies liability insurance coverage to VICBP. Corporate counsel in Florida, as well as in the U.S. Virgin Islands, have advised the Company that laws now in place should enable the Company to enforce the duty to defend contained in the liability policy, thus affording the Company a defense of both legal actions. The Pennsylvania Insurance Commissioner placed Reliance in rehabilitation in October 2001, and subsequently into liquidation. We have also presented claims under the policy to the Florida Insurance Guaranty Association, the V.I. Insurance Guaranty Association, and to the Pennsylvania Insurance Commissioner. It is too early to predict the final outcome of this matter or to estimate the potential risk of loss, if any, to the Company.

In the late 1980s, Bouwbedrijf Boven Winden, N.V., ("BBW") currently a Devcon subsidiary in the Netherlands Antilles, supplied concrete to a large apartment complex on the French side of St. Maarten. In the early 1990s the buildings began to develop exterior cracking and "pop outs." In November 1993, BBW was named one of several defendants including the building's insurer, in a suit filed by Syndicat des Coproprietaires la Residence Le Flamboyant (condominium owners association of Le Flamboyant), in the French court "Tribunal de Grande Instance de Paris", case No. 510082/93. A French court assigned an expert to examine the cause of the cracking and pop outs and to determine if the cracking/pop outs are caused by a phenomenon known as alkali reaction (ARS). The expert found, in his report dated December 3, 1998, that BBW was responsible for the ARS. The plaintiff is seeking unspecified damages, including demolition and replacement of the 272 apartments. Based on the advice of legal counsel, a judgment assessed in a French court would not be enforceable against a Netherlands Antilles company. Thus, in order to obtain an enforceable judgment, the plaintiff would have to file a successful claim in an Antillean court. It is too early to predict the final outcome of this matter or to estimate the potential risk of loss, if any, to the Company. Due to the lack of enforceability, the Company decided not to continue the defense in the French court. Therefore, the Company may not be aware of recent developments in the proceedings. Management believes our defenses to be meritorious and does not believe that the outcome will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2002.


                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded on the Nasdaq National Market System under the symbol DEVC. The following table shows high and low prices for our common stock for each quarter for the last two fiscal years as quoted by Nasdaq.

         2002                                                           High                  Low
         ----                                                           ----                  ----
         Fourth Quarter                                                $6.97                 $6.25
         Third Quarter                                                  6.65                  5.50
         Second Quarter                                                 6.85                  5.50
         First Quarter                                                  6.85                  5.51

         2001                                                           High                  Low
         ----                                                           ----                  ----
         Fourth Quarter                                                $6.80                 $5.70
         Third Quarter                                                  7.28                  6.55
         Second Quarter                                                 7.50                  6.43
         First Quarter                                                  7.25                  6.19

As of February 20, 2003 there were 137 holders of record of the outstanding shares of Common Stock and more than 440 beneficial owners holding our common stock in their brokers' name. The closing sales price for the common stock on February 19, 2003, was $6.70. We paid no dividends in 2002 or 2001. The payment of cash dividends will depend upon the earnings, consolidated financial position and cash requirements of the Company, its compliance with loan agreements, and other relevant factors. We do not presently intend to pay cash dividends. No unregistered securities were sold or issued in 2002, 2001 or 2000.

Equity Compensation Plans

The table below provides information relating to our equity compensation plans as of December 31, 2002.

                                                                                             Number of shares
                              Number of shares to be           Weighted average           remaining available for
                              issued upon exercise             exercise price of           future issuance under
                             of outstanding options           outstanding options         compensation plans (1)
                             ----------------------           -------------------         ----------------------

Equity compensation
plans:
Approved by                             793,195                      $3.77                         17,000
  shareholders
Not approved by                           -                           -                             -
  shareholders
Total                                   793,195                      $3.77                         17,000

(1) excluding shares reflected in first column

There are no other shares of capital stock issued other than common stock. No employments or other agreements provide for the issuance of any shares of capital stock. There are no other options, warrants, or other rights to purchase securities of the Company, other than options to purchase common stock issued under the 1986 Non-Qualified Stock Option Plan, the 1992 Directors Stock Option Plan, the 1992 Stock Option Plan, as amended and the 1999 Stock Option Plan.

Item 6.       Selected Financial Data

The following is our selected financial data which should be read in conjunction with our Consolidated Financial Statements and accompanying Notes and with our "Management's Discussion and Analysis of Financial Condition and Results of Operations." This data is derived from our Consolidated Financial Statements audited by KPMG LLP, independent certified public accountants. Our Consolidated Financial Statements as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002 and the independent auditors' report appear elsewhere in this document.



Financial Data                                                     Year Ended December 31,
                                                -----------------------------------------------------------

                                              2002          2001            2000            1999           1998
                                              ----          ----            ----            ----           ----
                                                    (In thousands, except per share amounts)
Income Statement Data:
Materials revenue                           $37,733        $39,703         $50,956        $55,313        $50,448
Construction revenue                         15,623         15,185          14,292         12,721         15,359
Other revenue                                  -           -               -              -                  371
                                       ------------   ------------   -------------  -------------     ----------
     Total revenue                           53,356         54,888          65,248         68,034         66,178

Cost of materials                            30,754         32,182          42,608         46,364         41,281
Cost of construction                         14,790         12,447          11,461         11,000         12,900
Cost of other                                -              -               -              -                 246
                                       ------------   ------------     -----------    -----------     ----------
     Gross profit                             7,812         10,259          11,179         10,670         11,751

Operating expenses                           10,858         10,251          12,339         12,888         10,806
                                           --------       --------         -------        -------        -------

     Operating (loss) income                 (3,046)             8          (1,160)        (2,218)           945

Other income (expense)                        4,643          3,252          20,362           (821)          (122)
                                           --------       --------         -------       --------      ----------

   Income (loss) from operations (1)
   before income taxes                        1,597          3,260          19,202         (3,039)           823

Income taxes                                    396            830             715            273            339
                                            -------       --------        --------       --------       --------

     Net income (loss)                      $ 1,201        $ 2,430         $18,487        $(3,312)       $   484
                                            =======        =======         =======        =======        =======

Income (loss) per share:
   Basic                                   $  0.34        $  0.67       $   4.80        $  (0.74)       $  0.11
   Diluted                                 $  0.31        $  0.61       $   4.40        $  (0.74)       $  0.11

Weighted average number of shares outstanding:
   Basic                                      3,572          3,632           3,851          4,481          4,499
   Diluted                                    3,874          3,963           4,202          4,481          4,520

Balance Sheet Data:
Working capital                             $19,659        $16,203         $14,035        $ 6,549        $ 6,910
Total assets                                 68,437         67,952          72,136         81,914         82,430
Long-term debt, excluding
   current portion                            2,335          2,455           2,465         14,350         18,153
Stockholders' equity                         55,025         53,845          52,434         39,436         43,641


(1) There are no discontinued operations.

The Company has not made any material accounting changes in the past five years. We disposed of several businesses in year 2000, as more precisely described in
Note 18 of Notes to Consolidated Financial Statements and our Reports on form 8-K dated January 7, 2000 and February 22, 2000, respectively, which materially affect the comparability of the selected financial data shown above. As we continued to distribute cement on most islands after the sale of our cement terminals, and as after the sale of our concrete business on St Thomas, the buyer became our largest customer on the island of aggregates, it is not practical to demonstrate the net sales, gross profit or net income of the operations without the sold businesses.

The following is our selected quarterly financial data which should be read in conjunction with our Consolidated Financial Statements and accompanying Notes and with our "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                          (Loss) income
                                      Total          Gross        Net (loss)                 Per Share
                                     Revenue        Profit          Income              Basic        Diluted
                                     -------        ------          ------              -----        -------
                                                (in thousands)

2002
Fourth Quarter                       $13,204        $  1,454      $  (151)               $ (0.04)      $(0.04)
Third Quarter                         13,268           2,004            3                   0.00         0.00
Second Quarter                        13,498           2,331          412                   0.11         0.11
First Quarter                         13,386           2,023          937                   0.26         0.24

2001
Fourth Quarter                       $12,413         $ 2,095      $   475                 $ 0.13       $ 0.12
Third Quarter                         14,673           3,332        1,036                   0.29         0.26
Second Quarter                        14,586           2,926          870                   0.24         0.22
First Quarter                         13,216           1,906           49                   0.01         0.01



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a safe harbor for forward-looking statements made by or on behalf of the Corporation. The Corporation and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Corporation's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe," "expect," "intend," "estimate," "anticipate," "will," and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act.

The forward-looking statements are and will be based upon our management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risks and uncertainties. Actual results, including our revenues from both are Construction and Materials divisions, expenses, gross margins, cash flows, financial condition, and net income, as well as factors such as our competitive position, inventory levels, backlog, the demand for our products and services, customer base and the liquidity and needs of our customers, may differ materially from those contemplated by the forward-looking statements or those currently being experienced by the Company for a number of reasons, including but not limited to:

o The strength of the construction economies on various islands in the Caribbean, primarily in the United States Virgin Islands, St Maarten, St. Martin, Antigua and Puerto Rico. Our business is subject to economic conditions in our markets, including recession, inflation, deflation, general weakness in construction and housing markets, and changes in infrastructure requirements.

o Our ability to maintain mutually beneficial relationships with key customers. We have a number of significant customers. The loss of significant customers, the financial condition of our customers or an adverse change to the financial condition of our significant customers could have a material adverse effect on our business or the collectibility of our receivables.

o Unforeseen inventory adjustments or significant changes in purchasing patterns by our customers and the resultant impact on manufacturing volumes and inventory levels.

o Adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors' risk profiles. We have businesses in various foreign countries in the Caribbean. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar. We believe our most significant foreign currency exposure is the Euro.

o Increased competition. The Materials division operates in markets, which are highly competitive on the basis of price and quality. We compete with local suppliers of ready-mix, and foreign suppliers of aggregates and concrete block. Competition from certain of these manufacturers has intensified in recent years and is expected to continue. The Construction division has local and foreign competitors in its markets. Customer and competitive pressures sometimes have an adverse effect on our pricing.

o Our foreign operations may be affected by factors such as tariffs, nationalization, exchange controls, interest rate fluctuations, civil unrest, governmental changes, limitations on foreign investment in local business and other political, economic and regulatory conditions, risks or difficulties.

o The effects of litigation, environmental remediation matters, and product liability exposures, as well as other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

o Our ability to generate sufficient cash flows to support capital expansion, business acquisition plans, our share repurchase program and general operating activities, and our ability to obtain necessary financing at favorable interest rates.

o Changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions, and restrictions on repatriation of foreign investments.

o The impact of unforeseen events, including war or terrorist activities, on economic conditions and consumer confidence.

o      Interest rate fluctuations and other capital market conditions.

o Construction contracts with a fixed price sometimes suffer penalties that cannot be recovered by additional billing, which penalties may be due to circumstances in completing construction work, errors in bidding contracts, or changed conditions.

o Adverse weather conditions, specifically heavy rains or hurricanes, which could reduce demand for our products.

The foregoing list is not exhaustive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations. For these reasons, you are cautioned not to place undue reliance on our forward-looking statements.

Critical Accounting Policies and Estimates

Our discussion of our financial condition and results of operations is an analysis of the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), consistently applied. Although our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statement, the following discussion is intended to describe those accounting policies and estimates most critical to the preparation of our consolidated financial statements. The preparation of these Consolidated Financial Statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for credit losses, valuation of the Antigua and Barbuda notes, inventories and loss reserve for inventories, cost to complete of construction contracts, assets held for sale, intangible assets, income taxes, specifically the Antigua tax assessments, tax on un-repatriated earnings, warranty obligations, restructuring, business divestitures, pensions, deferral compensation and other employee benefit plans or arrangements, environmental matters, and contingencies and litigation. We base our estimates on historical experience and on various other factors that we believe to be reasonable, the results of which, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

o Revenue and earnings on construction contracts, including construction joint ventures are recognized on the percentage-of-completion-method based upon the ratio of costs incurred to estimated final costs, for which collectibility is reasonably assured. Provisions are recognized in the statement of income for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. Contract cost is recorded as incurred and revisions in contract revenue and cost estimates are reflected in the accounting period when known. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. Change-orders for additional contract revenue are recognized if it is probable that they will result in additional revenue and the amount can be reliably estimated. The related earnings are not recognized until the period in which such percentage completion is attained. It is our judgment that until a project reaches 25% completion, there is insufficient information to determine with a reasonable level of assurance what the estimated profit on the project will be. We estimate costs to complete our construction contracts based on experience from similar work in the past. If the conditions of the work to be performed changes or if the estimated costs are not accurately projected, the gross profit from construction contracts may vary significantly in the future. The foregoing, as well as weather, stage of completion and mix of contracts at different margins may cause fluctuations in gross profit between periods and these fluctuations may be significant.

o We maintain allowances for doubtful accounts for estimated losses resulting from management's review and assessment of our customers' ability to make required payments. We consider the age of specific accounts, a customer's payment history and specific collateral given by the customer to secure the receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. If the customers pay a previous impaired receivable, income is then recognized.

o We maintain reserves for estimated obsolescence or unmarketable inventory for the difference between the cost of inventory and the estimated market value based upon assessments about current and future demand and market conditions. If actual market conditions were to be less favorable than those projected by management, additional inventory reserves could be required. If the actual market demand surpasses the projected levels, certain inventory reserves would be removed and the result of operations would be higher than expected.

o We maintain an accrual for deferred compensation agreements with the Company's President and certain other employees. This accrual is based on the life expectancy of these persons and the assumed Company-specific long-term interest rate for debt, 8 percent. Should the actual longevity vary significantly from the United States insurance norms, or should the interest rate used to establish the present value of the deferred compensation obligation vary, the accrual may have to be significantly increased or diminished at that time.

o Based on written legal opinion from Antiguan counsel, we have not recorded a liability of $6.1 million, not including any interest or penalties, for taxes assessed by the Government of Antigua and Barbuda for the years 1995 through 1999. The Government may also assess further taxes for the years prior and subsequent to the assessed tax years. We are appealing said assessments. However, if our appeal is not successful, a significant tax liability may have to be recorded. We do not believe losing the appeal would have an immediate effect on our cash flow, as the Government of Antigua and Barbuda owes us in excess of $30.0 million, and we have the right of to offset against any amounts owed the government. See Notes 3 and 8 of Notes to Consolidated Financial Statements.

o We have $35.8 million of un-repatriated earnings in our foreign subsidiaries. We have no intention of bringing these earnings back to the United States, unless we can do so in a tax-free manner. However, should we be forced to repatriate the earnings, we would have to recognize and pay a substantial U.S. federal income tax. The tax would be approximately 34 percent of the repatriated amount, or potentially $12.2 million.

o We were accounting for the notes receivable from the Government of Antigua and Barbuda under the cost-recovery method until April 2000. Subsequent to a restructuring of the notes, we started to account for the notes using the accrual method. We record payments received, first to the projected principal reductions for the period, then to accrued interest, and lastly to additional reduction of principal. Interest income is recognized on the notes only to the extent payments are recorded for accrued interest. Should the payments from the government diminish substantially or become uncertain, we may have to revert to the cost-recovery method or impair the notes. This could decrease our earnings significantly. See Note 3 of Notes to Consolidated Financial Statements. The Government was delayed in certain of its payments due in the fourth quarter of 2002 and, consequently, the Company recorded $497,000 less in interest income compared to the average of the first three quarters of 2002. Subsequent to year-end the Company received payment for all past due amounts from 2002.

o We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

We are not presently considering changes to any of our critical accounting policies and we do not presently believe that any of our critical accounting policies are reasonably likely to change in the near future. There have not been any material changes to the methodology used in calculating our estimates during the last three years, except for the Company starting to recognize interest income for payments received from the Government of Antigua and Barbuda in April 2000, see Note 3 of Notes to Consolidated Financial Statements. The CEO, CFO and the Audit Committee have reviewed all of the foregoing critical accounting policies and estimates.


Comparison of Year Ended December 31, 2002 with Year Ended December 31, 2001

Total Revenue

Our revenue was $53.4 million in 2002 and $54.9 million in 2001. This 2.8 percent decrease reflects a decrease in materials revenue, partially offset by an increase in construction revenue.

Our materials revenue decreased 5.0 percent to $37.7 million in 2002 from $39.7 million in 2001. This decrease was primarily due to reduction in sale of concrete, block and aggregates, and reduced sale of cement due to the termination of our cement distribution agreement with Union Maritima International, S.A. on March 1, 2001. Concrete and block revenue diminished 5.7% and 7.6%, respectively, mainly due to the completion in early 2002 of a large construction project on St. Croix and reduced volumes on St. Martin, offset to a lesser extent by improved volumes on Antigua. Aggregates revenue was reduced by 3.0%, mainly due to reduced activity on Puerto Rico, offset to a lesser extent by improved volumes on Antigua. We believe the poor result on St. Maarten/St. Martin is a result of a slowdown in the island's economy due to reduced tourism on that island in the aftermath of the events of September 11, 2001. However, we have seen continued strengthening demand in the U.S. Virgin Islands and Antigua over the last year. At this time we cannot predict materials revenue levels in 2003.

Revenue from our Construction division increased 2.9 percent to $15.6 million in 2002 from $15.2 million in 2001. This increase resulted primarily from increased activity in the Bahamas and the U.S. Virgin Islands. Our backlog of unfilled portions of land development contracts at December 31, 2002 was approximately $5.6 million involving 6 projects, as compared to approximately $10.5 million involving 7 projects at December 31, 2001. The backlogs of the contracts on Exuma in the Bahamas at December 31, 2002 were approximately $3.3 million. Since December 31, 2002, through February 20, 2003, we have entered into new construction contracts in the Caribbean amounting to approximately $2.1 million, and we are finalizing contracts for another $3.1 million that we estimate will be signed shortly, however, no assurance can be given that these contracts will be signed as expected. We are actively bidding and negotiating additional projects. We expect most of the current backlog to be completed during 2003.

Cost of Materials

Cost of materials increased slightly to 81.5 percent of materials revenue from
81.1 percent in 2001. This increase was primarily the result of a decrease in revenue, which resulted in fixed costs of sales weighing heavier on the margins for the division, and reduced margins in St. Martin.

Cost of Construction

Cost of construction increased to 94.7 percent of construction revenue in 2002 from 82.0 percent in 2001. This increase is primarily attributable to the marine equipment having profitable work in 2001 and being idle in 2002, the cost of which includes depreciation and continuous maintenance of the equipment, and also to the varying profitability levels of individual contracts and the stage of completion of such contracts.

Operating Expenses

Selling, general and administrative expenses ("SG&A expense") increased by 5.9 percent to $10.9 million in 2002 from $10.3 million in 2001. The increase in SG&A expense was primarily due to retirement and severance expense and losses on foreign exchange. As a percentage of revenue, SG&A expense increased to 20.4 percent during 2002 as compared to 18.7 percent during the previous year.

Due to lower profitability and lower volumes affecting certain assets, management upon its review in 2002 and 2001 of long-lived assets, determined that impairment had occurred to some of our assets. An impairment expense of $16,000 was recognized in 2002 compared to $31,000 in 2001.

Operating (Loss) Income

We had an operating loss of $3.0 million in 2002 compared to income of $8,000 in 2001. Our Materials division had an operating loss of $672,000 in 2002, compared to $23,000 in 2001. This increased operating loss is mainly due to the operations on St. Maarten/St. Martin, offset to a lesser extent by improved results on other islands, in particular Antigua and St. Thomas. The operations in St. Maarten/St. Martin were affected by lower volumes, increased costs in terms of severance expenses and loss on foreign exchange. Although there is no assurance, we believe that the operations in St. Maarten/St. Martin will improve during 2003, due to earlier lay-offs of personnel and projected improved volumes. However, the operations may not reach a break-even level in the near future. We see some continuing strength in St Thomas and Antigua, but do not presently anticipate significant changes in Puerto Rico and St. Croix. Our Construction division had an operating loss of $1.3 million in 2002 compared to income of $1.2 million in 2001. This decrease was primarily attributable to the marine division's having profitable work in 2001 and being idle in 2002, also we had lower margins on some contracts during 2002. The current backlog is comparatively low; therefore, unless we can achieve success in our current negotiations and bids for new contracts, we may see continuing poor results for the division in 2003.

Other Income

At the time of the sale of the operations in Dominica in 2000, the Company entered into a profit and loss participation agreement that expired on March 31, 2002. During this time the gain on the sale of the operations was deferred. At March 31, 2002, the Company recognized a gain on sale of business of $1.0 million. Gain on sale of equipment was $180,000 in 2002, compared to $71,000 for the previous year. Our interest expense decreased to $167,000 in 2002 from $435,000 in 2001 due to a reduction of outstanding debt and reduced interest rates. Our interest income of $3.6 million remained approximately the same in 2002 compared to the previous year, interest recognized on notes receivable due from the Government of Antigua and Barbuda increased in 2002, while interest received on outstanding accounts receivable diminished. The minority interest allocation of losses decreased to $0 in 2002 from $52,000 in 2001, mainly because the losses in Puerto Rico cannot be allocated to the joint venture partners, as their equity has been exhausted.

Income Taxes

Income taxes decreased to $395,000 in 2002 from $829,000 in 2001. Our tax rate varies depending on the level of our earnings in the various tax jurisdictions where we operate, the tax loss carry-forwards and tax exemptions available to us. The effective tax rate was 24.8 percent in 2002 as compared to 25.4 percent in 2001. The Company is currently appealing tax assessments in Antigua for $6.1 million, as has been previously discussed. See also Item 3 and Notes 8 and 16 of Notes to Consolidated Financial Statements.

Net Income

Our net income was $1.2 million in 2002 compared to $2.4 million in 2001. This reduction in profitability was primarily attributable to our operating loss of $3.0 million, partially offset by a gain on sale of business of $1.0 million, improvement of the net interest income/expense from $3.1 million in 2001 to $3.4 million in 2002 and a decrease of income taxes.

Comparison of Year Ended December 31, 2001 with Year Ended December 31, 2000

Total Revenue

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

Revenue from our Construction division increased 6.2 percent to $15.2 million in 2001 from $14.3 million in 2000. This increase resulted primarily from increased activity with our dredge in St. Martin, partially offset by lower activity in the U.S. Virgin Islands and Antigua. Our backlog of unfilled portions of land development contracts at December 31, 2001 was approximately $10.5 million involving 7 projects, as compared to approximately $13.0 million involving 7 projects at December 31, 2000. The backlogs of the contracts in the Bahamas at December 31, 2001 was approximately $7.2 million.

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

Operating Expenses

Selling, general and administrative expenses ("SG&A expense") decreased by 16.9 percent to $10.3 million in 2001 from $12.3 million in 2000. This decrease is primarily due a reduction in impairment expense, bad debt expense, labor cost, fees and other taxes.

Due to lower profitability, lower volumes and hurricane damages affecting certain assets, management, upon its review in 2001 and 2000 of long-lived assets, determined that impairment had occurred to some of our assets. An impairment expense of $31,000 was recognized in 2001 compared to $702,000 in 2000. In 2000, the remaining goodwill recorded in connection with the purchase of our subsidiary in St. Martin was impaired by $378,000 due to projected low profitability. In addition, in 2000 the remaining assets in Saba were determined to be impaired due to the closure of its operations, and certain obsolete equipment was also determined to be impaired.

Operating (Loss) Income

Operating income was $8,000 in 2001 compared to a loss of $1.2 million in 2000. Our Materials division had operating income of $23,000 in 2001, compared to a loss of $1.6 million in 2000. This improvement is primarily due to improved profitability in most islands relating primarily to reduced cost of production as well as reduced SG&A expenses. Over the last two years we have seen an improvement in the operating income of the Materials division. However, there are risks that this trend cannot be sustained and that the division's results may decrease in the near future. Our Construction division had operating income of $1.2 million in 2001 compared to $1.3 million in 2000. This is primarily attributable to lower margins on some contracts. Due to possible lower activity in 2002, we may see reduced earnings, however, the remaining backlog is estimated to have reasonable gross profit margins.

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

Income Taxes

Income taxes increased to $829,000 in 2001 from $716,000 in 2000. Our tax rate varies depending on the level of our earnings in the various tax jurisdictions where we operate, the tax loss carry-forwards and tax exemptions available to us. The effective tax rate was 25.4 percent in 2001 as compared to 3.7 percent in 2000. See Notes 8 and 16 of Notes to Consolidated Financial Statements.

Net Income

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

Liquidity and Capital Resources

We generally fund our working capital needs from operations and bank borrowings. In the construction business, we expend considerable funds for equipment, labor and supplies. Our capital needs are greatest at the start of a new contract, since we generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is usually withheld as retainage until the work is complete. We sometimes provide long term financing to customers who have previously utilized our construction services. During 2002, we financed $1.1 million, and the outstanding balance of the financed construction contracts as of December 31, 2002 was $3.0 million, all of which is due to be paid at different times within the next three years. Accounts receivable for the Materials division are typically outstanding for 60 days or longer. Our business requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs.

Management believes our cash flow from operations, existing working capital, and funds available from lines of credit are adequate to meet our needs during the next 12 months. Historically, we have used a number of lenders to finance a portion of our machinery and equipment purchases. At December 31, 2002, there were no amounts outstanding to these lenders. Management believes it has significant collateral and financial stability to be able to obtain significant financing, should it be required, though no assurances can be made.

As of December 31, 2002, our liquidity and capital resources included cash and cash equivalents of $9.0 million, working capital of $19.7 million and available lines of credit of $1.4 million. Total outstanding liabilities were $13.4 million as of December 31, 2002 compared to $14.1 million a year earlier.

Cash flow provided by operating activities for the year ended December 31, 2002 was $4.1 million compared with $3.3 million for the year ended December 31, 2001. The primary use of cash for operating activities during the year ended December 31, 2002 was an increase in costs and estimated earnings in excess of billings of $1.8 million, an increase in inventories of $534,000 and a decrease in billings in excess of costs and estimated earnings. The primary source of cash from operating activities was an increase in accounts payable and accrued expenses of $944,000, a decrease in receivables of $553,000 and an increase in deferred gain and other non-current liabilities of $517,000.

Net cash used in investing activities was $1.4 million in 2002, including purchases of property, plant, and equipment of $3.4 million, offset by payments received on notes of $2.2 million. Net cash used in financing activities was $1.8 million, including purchases of treasury stock of $988,000 and principal payments on indebtness of $884,000.

Our accounts receivable averaged 53 days of sales outstanding as of December 31, 2002. This is an improvement from 78 days at the end of December 2001. The Company's Materials division improved to 50 days as compared to 60 days at the end of the previous year. The improvements were particularly noticeable in Antigua, of which a part is due to large payments from one customer, in particular. We have seen smaller improvements in St Thomas, Puerto Rico and St Maarten, but have also seen deterioration in St. Martin. The Construction division has improved substantially to 61 days as compared to 113 days at the end of last year. The improvement was due to large cash receipts from the venture in the Bahamas in the beginning of the year. We do not consider notes receivable in this calculation. See Notes 3 and 12 of Notes to Consolidated Financial Statements.

We have a $1.0 million unsecured overdraft facility from a commercial bank in the United States. The facility is due on demand and bears interest at a rate variable with LIBOR. The bank can demand repayment of the loan and cancellation of the overdraft facility, if certain financial or other covenants are in default. At December 31, 2002, we had $11,000 outstanding under this line. This facility was put in place to help cash management strategies. We have similar overdraft facilities with Caribbean banks totaling $385,000. At December 31, 2002, we had no outstanding amounts on these facilities.

At December 31, 2002 we had borrowed $2.1 million from the Company's President. The note to the President is unsecured and bears interest at the prime rate. Presently, $300,000 is due on demand and $1.8 million is due on July 1, 2004. The President has the option to make the note due on demand should a "Change of Control" occur. A Change of Control is deemed to have occurred if a person or group acquires 15 percent or more of the common stock or announces a tender offer that, if successful, would result in ownership by a person or group of 15 percent or more of the common stock.

We purchase equipment as needed for our ongoing business operations. We are currently replacing or upgrading some equipment used by the Materials division, principally concrete trucks and quarry equipment. This resulted in a net cash expenditure of $3.4 million in 2002. At present, management believes that our inventory of construction equipment is adequate for our current contractual commitments and operating activities. New construction contracts may, depending on the nature of the contract and job location and duration, require us to make significant investments in heavy construction equipment. The Company has identified certain idle equipment in the material division and is currently trying to sell this equipment. During 2002 we sold equipment with an original cost basis of $2.1 million and a net book value of $350,000. The net proceeds consisting of cash and notes receivable were $530,000. We realized a gain of approximately $180,000 on these transactions. We believe we have available funds or can obtain sufficient financing for our contemplated equipment replacements and additions.

In September 2001, the Company decided to stop its operations on Aguadilla, Puerto Rico. There was no material impact on the Consolidated Financial Statements. The Company has leased, with option to buy, its equipment on this site to a company controlled by one of the joint venture owners of the Company's subsidiary in Puerto Rico. The lease rate should generate a small income after depreciation and interest on the equipment.

Our notes receivable at December 31, 2002 include $6.8 million in promissory notes from the Government of Antigua, with approximately $525,000 classified as a current receivable. See Notes 3, 8 and 16 of Notes to Consolidated Financial Statements.

Our only issued guarantee is more fully described below under "Contingent Liabilities" and our short-term borrowings, long-term debt, other long-term obligations and lease commitments are more fully described in Notes 7, 8, and 10, respectively, of Notes to Consolidated Financial Statements. The following table provides a summary of our contractual obligations by due date:

                                                                   Payment due by period
                                                                          2004 to         2006 to         2008
                                             Total          2003            2005           2007        and beyond
                                           --------        ------          ------         ------       ----------
Short-term borrowings                      $   11,000      $   11,000  $       -      $      -        $       -
Long term debt                              2,602,000         300,000      1,770,000         -              532,000
Capital leases                                111,000          78,000         33,000         -                -
Operating leases                            4,728,000       1,638,000      2,096,000        664,000         330,000
Purchase obligations                           -                -             -              -               -
Other non-current liabilities               2,423,000            -         1,135,000        652,000         636,000
                                           ----------      ----------     ----------     ----------      -----------
Total                                      $9,875,000      $2,027,000     $5,034,000     $1,316,000      $1,498,000

As part of the 1995, subsequently renegotiated in 1999, acquisition of Societe des Carrieres de Grand Case ("SCGC"), a French company operating a ready-mix concrete plant and quarry in St. Martin, the Company agreed to pay the quarry owners, who were also the owners of SCGC, a royalty payment of $500,000 per year through July 2004 and rent of $50,000 per year through July 2005. The agreements may be renewed, at the Company's option, for a successive five-year period and would require annual payments of $500,000 and $50,000 per year, respectively. At the end of the 15-year royalty period, the Company has the option to purchase this 50-hectare property for $4.4 million.

We have not guaranteed any other person's or company's debt, except as set forth below in "Contingent Liabilities." We have not entered into any currency or interest options, swaps or future contracts, nor do we have any off-balance sheet debts or transactions, except as disclosed below under "Contingent Liabilities."

We are sometime involved in litigation; the outcome of such litigation may in the future have an impact on our liquidity. See item 3 above.

Contingent Liabilities

During the second quarter 2002, the Company issued a construction contract performance guarantee together with one of the Company's customers, Northshore Partners, Inc., ("Northshore"), in favor of Estate Plessen Associates L.P. and JPMorgan Chase Bank, for $5.1 million. Northshore Partners is an important customer on St. Croix and the construction contract that Northshore Partners has with Estate Plessen Associate L.P. has requirements for our construction materials. Although there is no assurance, we do not presently believe that this guarantee will have any material impact on our liquidity or capital resources or any material negative impact on our financial position or results of operations. In the case that Northshore is unable to fulfill its commitments of the construction contract, the Company will be obligated to take Northshore's place and finish the contract. The Company is closely monitoring the progress of construction. The Company issued a letter of credit for $500,000 as collateral for the transaction and has not yet had any expenses in connection with this transaction. The construction project is estimated to be finished within two years and the guarantee expires two years after completion. The Company received an up front fee of $154,000, and has recognized a receivable for additional $52,000. At the same time, a long-term liability of the total amount has been recorded, which may be recognized to income, once it is determined that no liability exists for the project, less any amounts paid by us in connection with the performance guarantee.

We have no other off-balance sheet transactions where we are the obligors. Details regarding the Company's other contingent liabilities are described fully in Note 16 of Notes to the Consolidated Statements.

Related Party Transactions

We have engaged in transactions with some of our Directors or employees. See
Note 12 of Notes to the Consolidated Financial Statements and item 13 of Part
III

We lease from the Company President, Mr. Donald L. Smith, Jr. a 3.4-acre parcel of real property in Deerfield Beach, Florida of which a smaller portion is actually utilized by the Company. This property is being used for our equipment logistics and maintenance activities. The annual rent for the period 1996 through 2001 was $49,000, which was below market rent for the utilized portion of the property. In January 2002, a new 5-year agreement was signed; the rent was increased to $95,000. This rent was based on comparable rental contracts for similar properties in Deerfield Beach.

We have borrowed $2.1 million from Mr. Smith, our President, to provide long-term financing to the Company and security for a payment-guarantee issued by Mr. Smith on behalf of an entity in the Bahamas. The loan is documented with an unsecured note; of which $300,000 is payable on demand and $1.8 million is due on July 1, 2004. The interest charged by Mr. Smith is at the prime rate. We believe that these terms are similar to what the Company would be able to achieve if we were to borrow this money from a bank. Our board approved this transaction in advance. See Liquidity and Capital Resources above.

We have a $28.2 million construction contract with an entity in the Bahamas. Mr. Smith and Mr. Steele, a director of our Company, are minority shareholders in the entity, 11.3 percent and 1.0 percent, respectively. Mr. Smith is also a member of the entity's managing committee. We believe the contract has been entered into at arm's length and at terms and conditions that we would offer our other customers. Prices established for the work are dependent on market conditions and unique conditions to the environment of the Bahamas. In connection with this contract, the Company recorded revenue of $8.4 million during 2002. The backlog on the contract as of December 31, 2002 was $3.0 million. As of December 31, 2002 we had trade receivables from the venture of approximately $1.3 million and the cost and estimated earnings in excess of billings was $1.5 million. Mr. Smith has guaranteed the payment of the receivables from the entity, up to a maximum of $2.5 million.

Our joint venture subsidiary in Puerto Rico has transactions with the joint venture partners. A company controlled by one of the partners provides drilling and blasting services for our quarry in Guaynabo. The price for the services is negotiated periodically, primarily by comparison to the cost of performing that work by us. The subsidiary recently entered into a 36-month lease agreement for equipment located in the Aguadilla facility with another company controlled by this partner. The agreement also contains an option to buy the equipment. The price of the lease and the sales price of the equipment were negotiated between the parties at arm's length. There are no clear comparable prices in the market place, and no third party evaluation of the fairness of the transaction was completed. The subsidiary will recuperate its recorded book value of the assets, should the purchase option be exercised.

The same subsidiary sells a significant portion of its products to a company controlled by another joint venture partner. In 2002 our subsidiary's revenue from these sales was $3,452,000. This partner is controlled by one of our directors; Jose A. Bechara, Jr. Esq. The price of the products is governed by firm supply agreements, renegotiated every other year. Comparable prices from other quarries are studied and used in the price negotiation.

Other assets include amounts due from officers and employees as a result of payments made by the Company pursuant to a split-dollar life insurance plan. Our advances to pay premiums are secured by a pledge of the cash value of the issued policies. Amounts due to the Company under the split-dollar life insurance plan were $974,418 in 2002 and $943,638 in 2001, respectively. No payments were made since July 2002 on these policies and no commitments exist to make any further payments on the policies.

The board has adopted a policy that all future related party transactions be approved by a majority of disinterested directors in advance. We believe that all of the foregoing related party transactions were entered into on an arms-length basis.

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS 143 on January 1, 2003. The adoption of SFAS 143 is not expected to have a material effect on the Company's financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS 145 is not expected to have a material effect on the Company's financial position and results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company does not expect adoption of SFAS 146 to have a material impact on its financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial position and results of operations. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002

During November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 00-21, Multiple-Deliverable Revenue Arrangements, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not expect that the adoption will have an impact on the Company's financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options and has adopted the disclosure requirements of SFAS 148 in the notes to these consolidated financial statements.

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

The Company has significant operations overseas. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. The foreign functional currencies that the Company deals with are Netherlands Antilles Guilders, Eastern Caribbean Units and Euros. The first two are pegged to the U.S. dollar and have remained fixed for many years. Management does not believe a change in the Euro exchange rate will materially affect the Company's financial position or result of operations. The French operations are approximately 10 percent of the Company's total operations.

Page left blank intentionally.

Item 8.  Financial Statements and Supplementary Data

The financial information and the supplementary data required in response to this Item are as follows:

                                                                          Page
                                                                       Number(s)

Independent Auditors' Report                                               34

Financial Statements:

     Consolidated Balance Sheets                                          35-36
     December 31, 2002 and 2001

     Consolidated Statements of Income                                      37
     For Each of the Years in the Three-Year Period
     Ended December 31, 2002

     Consolidated Statements of Stockholders' Equity                        38
     and Comprehensive (Loss) Income for Each of the Years in the Three-Year Period Ended December 31, 2002

     Consolidated Statements of Cash Flows                                39-40
     For Each of the Years in the Three-Year Period
     Ended December 31, 2002

     Notes to Consolidated Financial Statements                           41-65

     Schedule II - Valuation and Qualifying Accounts                        75

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Devcon International Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/  KPMG LLP



Fort Lauderdale, Florida
February 21, 2003

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 2002 and 2001


Assets                                                                        2002                       2001
------                                                                    -------------             ------------

Current assets:

     Cash and cash equivalents                                               $ 8,977,293             $ 7,994,327
     Receivables, net                                                         12,261,687              12,162,049
     Costs and estimated earnings in excess of billings                        1,990,353                 229,056
     Inventories                                                               4,416,278               3,736,759
     Prepaid expenses and other assets                                           667,174                 645,665
                                                                           -------------           -------------

     Total current assets                                                     28,312,785              24,767,856


Property, plant and equipment, net
     Land                                                                      1,462,068               1,462,068
     Buildings                                                                 1,111,954               1,135,954
     Leasehold improvements                                                    3,494,392               3,159,536
     Equipment                                                                53,109,586              49,567,905
     Furniture and fixtures                                                      712,124                 684,849
     Construction in process                                                     744,448               2,793,580
                                                                             -----------             -----------
                                                                              60,634,572              58,803,892

     Less accumulated depreciation                                           (30,606,467)            (27,578,652)
                                                                             ------------            ------------
                                                                              30,028,105              31,225,240


Investments in unconsolidated joint
     ventures and affiliates, net                                                373,251                 315,858

Receivables, net                                                               8,460,887              10,596,702


Other assets                                                                   1,262,333               1,046,091
                                                                              ----------              ----------


Total assets                                                                 $68,437,361             $67,951,747
                                                                             ===========             ===========



See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets (continued)
                           December 31, 2002 and 2001


Liabilities and Stockholders' Equity                                           2002                       2001
------------------------------------                                     ---------------           --------------

Current liabilities:
     Accounts payable, trade and other                                      $  4,131,087             $ 4,093,229
     Accrued expenses and other liabilities                                    3,197,545               2,214,575
     Lines of Credit                                                              11,000                    -
     Current installments of long-term debt                                      378,500               1,143,097
     Billings in excess of costs and estimated earnings                            1,958                 414,837
     Income taxes                                                                933,734                 699,118
                                                                             -----------             -----------

     Total current liabilities                                                 8,653,824               8,564,856

Long-term debt, excluding current installments                                 2,334,974               2,454,809
Deferred income taxes                                                             65,356                 205,344
Deferred gain on sale of businesses                                                 -                  1,142,537
Other liabilities                                                              2,357,952               1,738,930
                                                                              ----------              ----------

     Total liabilities                                                        13,412,106              14,106,476

Stockholders' equity:
     Common stock, $0.10 par value. Authorized
       15,000,000 shares, issued 3,591,269 in 2002
       and 3,741,285 in 2001, outstanding 3,469,169
       in 2002 and 3,586,585 shares in 2001                                      359,126                 374,128
     Additional paid-in capital                                                9,704,937              10,133,527
     Accumulated other comprehensive loss -
         cumulative translation adjustment                                    (1,611,983)             (2,516,382)
     Retained earnings                                                        47,417,954              46,941,249
     Treasury stock, at cost, 122,100 and 154,700
         shares in 2002 and 2001, respectively                                  (844,779)             (1,087,251)
                                                                              ----------              -----------

Total stockholders' equity                                                    55,025,255              53,845,271
                                                                              ----------              ----------

Commitments and contingencies

     Total liabilities and stockholders' equity                              $68,437,361             $67,951,747
                                                                             ===========             ===========



See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                       Consolidated Statements of Income
     For Each of the Years in the Three-Year Period Ended December 31, 2002

                                                               2002                   2001                   2000
                                                            -----------          -------------          -----------
Materials revenue                                           $37,732,839           $39,702,788           $50,956,382
Construction revenue                                         15,623,007            15,184,727            14,291,801
                                                           ------------           -----------           -----------
         Total revenue                                       53,355,846            54,887,515            65,248,183

Cost of materials                                           (30,753,566)          (32,181,968)          (42,607,478)
Cost of construction                                        (14,790,454)          (12,446,142)          (11,461,423)
                                                            ------------         ------------          ------------

         Gross profit                                         7,811,826            10,259,405            11,179,282

Operating expenses:
     Selling, general and administrative                    (10,858,187)          (10,250,934)          (12,339,586)
                                                            -----------           -----------           -----------

         Operating (loss) income                             (3,046,361)                8,471            (1,160,304)
                                                           ------------          ------------           -----------

Other income (expense):
     Joint venture equity earnings (loss)                         8,540                28,733               (23,166)
     Gain on sale of property and equipment                     180,091                70,678               153,561
     Gain on sale of businesses                               1,040,973               -                  18,293,045
     Interest expense                                          (167,174)             (434,802)             (913,456)
     Interest income, receivables                             3,401,711             3,273,893             1,995,952
     Interest income, banks                                     178,819               250,891               469,019
     Minority interest                                          -                      51,798               313,748
     Other income                                               -                      10,041                73,965
                                                           ------------           -----------           -----------
                                                              4,642,960             3,251,232            20,362,668
                                                           ------------           -----------           -----------

         Income before income taxes                           1,596,599             3,259,703            19,202,364

Income taxes                                                   (395,264)             (829,334)             (715,756)
                                                           -------------          -----------           ------------

         Net income                                          $1,201,335           $ 2,430,369           $18,486,608
                                                             ==========           ===========           ===========

Income per common share - basic                             $      0.34            $     0.67           $      4.80
                                                            ===========            ==========           ===========
Income per common share - diluted                           $      0.31            $     0.61           $      4.40
                                                            ===========            ==========           ===========

Weighted average number of shares outstanding
     Basic                                                    3,572,488             3,631,703             3,850,566
                                                             ==========            ==========           ===========
     Diluted                                                  3,873,752             3,963,278             4,201,537
                                                             ==========            ==========           ===========

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive (Loss) Income
     For Each of the Years in the Three-Year Period Ended December 31, 2002

                                                                     Accumulated
                                                     Additional        Other
                                         Common        Paid-in     Comprehensive    Retained        Treasury
                                          Stock        Capital    (Loss) Income     Earnings          Stock          Total
                                          -----        ------     -------------     --------          -----          -----
Balance at Dec. 31, 1999                 $449,894    $12,064,133     $(1,594,577)   $28,674,264    $(157,504)      $39,436,210

Comprehensive income:
   Net income                                                                        18,486,608                     18,486,608
   Currency translation adjustment                                      (442,925)                                     (442,925)
                                                                                                                  -------------
Comprehensive income                                                                                                18,043,683

Repurchase of 805,350 shares                                                                      (5,074,229)       (5,074,229)
Retirement of 675,850 shares              (67,586)    (1,812,329)                    (2,142,004)   4,021,919             -
Exercise of 13,200 stock options           1,320         27,480                                                         28,800
                                         ---------    ------------   ------------   -----------   -----------      -----------

Balance at Dec. 31, 2000                  383,628      10,279,284     (2,037,502)    45,018,868   (1,209,814)       52,434,464

Comprehensive income:
   Net income                                                                         2,430,369                      2,430,369
   Currency translation adjustment                                      (478,880)                                     (478,880)
                                                                                                                    -----------
Comprehensive income                                                                                                 1,951,489

Repurchase of 97,000 shares                                                                         (700,925)         (700,925)
Retirement of 113,600 shares              (11,360)      (304,140)                      (507,988)     823,488            -
Non-cash stock compensation                              127,843                                                       127,843
Exercise of 18,600 stock options            1,860         30,540                                                        32,400
                                        ---------     ----------     -----------     ------------   ----------       ----------

Balance at Dec. 31, 2001                  374,128     10,133,527      (2,516,382)    46,941,249   (1,087,251)       53,845,271

Comprehensive income:
   Net income                                                                         1,201,335                      1,201,335
 Currency translation adjustment                                         904,399                                       904,399
                                                                                                                    ----------
Comprehensive income                                                                                                 2,105,734

Repurchase of 150,016 shares                                                                        (987,790)         (987,790)
Retirement of 182,616 shares              (18,262)      (487,370)                      (724,630)   1,230,262              -
Exercise of 32,600 stock options            3,260         58,780                                                        62,040
                                        ---------     ---------- ---------------- --------------  ----------------   ------------

Balance at Dec. 31, 2002                 $359,126     $9,704,937     $(1,611,983)   $47,417,954    $(844,779)      $55,025,255

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
     For Each of the Years in the Three-Year Period Ended December 31, 2002

                                                                     2002              2001             2000
                                                                  ----------        ---------         --------
Cash flows from operating activities:
     Net income                                                    $1,201,335        $2,430,369      $18,486,608

Adjustments to reconcile net income to net cash
   provided by operating activities:
       Non-cash stock compensation                                     -                127,843              -
       Depreciation and amortization                                4,908,597         4,895,406        5,174,699
       Deferred income tax benefit                                   (463,704)         (152,775)        (253,898)
       Provision for doubtful accounts and notes                       69,250           162,695          334,811
       Impairment on long-lived assets                                 15,543            30,570          702,345
       Gain on sale of property and equipment                        (180,091)          (70,678)        (153,561)
       Gain on sale of business                                    (1,040,973)             -         (18,293,045)
       Joint venture equity (earnings) loss                            (8,540)          (28,733)          23,166
       Minority interest in loss of
         consolidated subsidiaries                                      -               (51,798)        (313,748)

Changes in operating assets and liabilities:
       Decrease (increase) in receivables                             552,929        (1,781,028)      (4,455,005)
       (Increase) decrease  in costs and
         estimated earnings in excess of billings                  (1,761,297)        1,176,842       (1,147,118)
       (Increase) decrease in inventories                            (533,776)         (806,664)           2,788
       Decrease (increase) in prepaid expenses
         and other current assets                                      58,656           (59,950)         135,356
       (Increase) decrease in other assets                            (21,544)          (90,151)             951
       Increase (decrease) increase in accounts
         payable and accrued expenses                                 944,197        (3,152,347)       2,278,660
       Decrease in billings in excess
         of costs and estimated earnings                             (412,879)         (120,710)        (490,769)
       Increase in income taxes payable                               234,616           467,391          228,684
       Increase in deferred gain and other
         non-current liabilities                                      517,458           355,989           45,177
                                                                 ------------      ------------    -------------

     Net cash provided by operating activities                     $4,079,777        $3,332,271      $ 2,306,101
                                                                   ----------        ----------      -----------



See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)
     For Each of the Years in the Three-Year Period Ended December 31, 2002

                                                                2002                2001                 2000
                                                            ------------         ----------           ----------
Cash flows from investing activities:
   Purchases of property, plant and equipment                 $(3,376,098)        $(4,515,495)       $(4,981,110)
   Proceeds from disposition of property,
     plant and equipment                                          240,351             219,617            845,325
   Proceeds and deposits from disposition
     of business                                                  -                      -            23,196,405
   Issuance of notes                                             (472,419)           (564,000)          (414,000)
   Payments received on notes                                   2,226,966           2,682,546          1,888,224
   Investments in unconsolidated joint ventures                  -                     (5,306)           (27,904)
                                                               -----------         -----------       -----------
     Net cash (used in) provided by
        investing activities                                   (1,381,200)         (2,182,638)        20,506,940
                                                               -----------         ----------        -----------

Cash flows from financing activities:
   Issuance of stock                                               62,040              32,400             28,800
   Purchase of treasury stock                                    (987,790)           (700,925)        (2,684,700)
   Proceeds from debt                                             -                 1,896,761            810,389
   Principal payments on debt                                    (884,432)         (2,240,056)       (18,609,240)
   Net borrowing (repayment), lines of credit                      11,000            (300,000)          (325,000)
                                                               ----------          ----------        -----------

     Net cash used in financing activities                     (1,799,182)         (1,311,820)       (20,779,751)
                                                               ----------          ----------        -----------

     Effect of exchange rate changes on cash                       83,571             (10,440)           (10,588)
       Net increase (decrease) in cash
          and cash equivalents                                    982,966            (172,627)         2,022,702

Cash and cash equivalents at beginning of year                  7,994,327           8,166,954          6,144,252
                                                             ------------        ------------       ------------
Cash and cash equivalents at end of year                      $ 8,977,293         $ 7,994,327        $ 8,166,954
                                                              ===========         ===========        ===========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                    $    172,320        $    416,472       $    986,386
                                                             ============        ============       ============
   Cash paid for income taxes                                $    366,933        $    288,223       $    732,702
                                                             ============        ============       ============

Supplemental non-cash items:
   Issuance of notes in settlement
     of receivables                                           $ 1,709,905         $ 3,972,607        $   269,220
Reduction of note receivable                                  ===========         ===========        ===========
     and deferred income                                      $ 1,142,537         $ 1,000,000              -
                                                              ===========         ===========         ===========
Retirement of treasury stock                                  $ 1,230,262        $    823,488         $4,021,919
                                                              ===========        ============         ===========
Translation income (loss) adjustment                         $    904,399        $   (478,880)        $ (442,925)
                                                             ============        ============         ===========


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

         (b)      Principles of Consolidation

                  These consolidated financial statements include the accounts of Devcon International Corp. and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

         (c)      Revenue Recognition

                  Materials Division

                  Revenue is recognized when the products are delivered, invoiced at a fixed price and the collectibility is reasonably assured.

                  Construction Division

                  The Company uses the percentage-of-completion method of accounting for both financial statements and tax reports. Revenue is recorded based on the Company's estimates of the completion percentage of each project, based on the cost-to-cost method. Anticipated contract losses, when probable and estimable, are charged to income. Changes in estimated contract profits are recorded in the period of change. Selling, general and administrative expenses are not allocated to contract costs. Monthly billings are based on the percentage of work completed in accordance with each specific contract. While some contracts extend longer, most are completed within one year. Revenue is recognized under the percentage-of-completion method when there is a contract for the work, with a fixed price for the work performed or a fixed price for a quantity of work delivered, and collectibility is reasonably assured. Change-orders for additional contract revenue are recognized if it is probable that they will result in additional revenue and the amount can be reliably estimated.

         (d)      Cash and Cash Equivalents

                  Cash and cash equivalents include cash, time deposits and highly liquid debt instruments with an original maturity of three months or less.

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

                  Useful lives or lease terms for each asset type are summarized below:

                      Buildings                                   15 - 40 years
                      Leasehold improvements                       3 - 35 years
                      Equipment                                    3 - 20 years
                      Furniture and fixtures                       3 - 10 years

                  During 2002, 2001 and 2000 the Company sold equipment and property and recorded a resulting gain of $180,091, $70,678 and $153,561, respectively.

         (i) Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

                  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides a single accounting model for long-lived assets to be disposed of. SFAS 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not affect the Company's financial position and results of operation.

                  In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

                  An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. Prior to the adoption of SFAS 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

                  In accordance with its policy, the Company recorded charges for impairment losses in the Materials division in 2002, 2001 and 2000 of approximately $16,000, $14,000 and $659,000, respectively. The Construction division recorded charges for impairment losses of $0, $17,000 and $43,000, in 2002, 2001 and 2000 respectively. These charges are included within Selling, general and administrative expense in the Consolidated Statement of Income.

                  Other assets, dredge equipment, asphalt plant, batch plant, generators, and other assets, not in use in Puerto Rico, St. Croix, St. Kitts and other islands were written down to net realizable value with an impairment charge of $16,000 in 2002, $31,000 in 2001 and $174,000 in 2000. In 2000, impairment of goodwill in St. Martin of $378,000 was determined based on future projected undiscounted cash flows compared to remaining asset value as of the end of the period. There is no remaining goodwill relating to the operations in St Martin. In 1999, due to the planned closing of the Saba operations, the asset values in Saba were reduced to estimated net realizable value, by an impairment charge of $267,000. During the actual closing of the plant, additional impairment of $150,000 was recognized in 2000 due to an additional write-down of inventories, unforeseen additional dismantling costs and lower than expected proceeds received upon the sale of the fixed assets. There were no remaining assets in Saba as of December 31, 2000.

         (j)      Foreign Currency Translation

                  All balances denominated in foreign currencies are remeasured at year-end rates to the respective functional currency of each consolidating company.

                  For those subsidiaries, with a functional currency other than the US dollar, assets and liabilities have been translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated into U.S. dollars at average exchange rates during the period. The translation adjustment increased (decreased) equity by $904,399, $(478,880) and $(442,925) in
                  2002, 2001 and 2000, respectively. Gains or losses on foreign currency transactions are reflected in the net income of the period. The (expense) income recorded was ($122,215), $65,143, and $55,368 in 2002, 2001, and 2000, respectively.

                  The French subsidiary does not record a foreign exchange loss or gain on long-term inter-company debt. This gain or loss is deferred and combined with the translation adjustment of said subsidiary. If and when the debt is paid, in part or whole, the deferred loss or gain will be realized and will affect the net respective result of the period.

          (k)     Income (Loss) Per Share

                  The Company computes income per share in accordance with the provisions of SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting basic and diluted income per share. Basic income per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted income per share is computed assuming the exercise of stock options and the related income tax effects if not antidilutive. For loss periods, common share equivalents are excluded from the calculation, as their effect would be antidilutive. See Note 2 of Notes to Consolidated Financial Statements for the computation of basic and diluted number of shares.

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

         (n)      Stock Option Plans

                  The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS 148.

                  The per-share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $2.70, $3.88, and
                  $3.08, respectively, on the grant date, using the Black Scholes option-pricing model with the following assumptions:

                                                           2002                   2001                   2000
                                                           ----                   ----                   ----
                  Expected dividend yield                    -                     -                     -
                  Expected price volatility                 20.6%                 34.0%                 39.8%
                  Risk-free interest rate                    5.0%                  5.3%                  6.5%
                  Expected life of options                10 years              10 years              10 years

                  The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, stock compensation cost of $127,843 was recognized in 2001 in the consolidated financial statements for the extension of certain stock options. Had the Company determined compensation costs based on fair value at the grant date for our stock options under SFAS 123, the Company's consolidated net income or loss would have been the pro forma amounts below:



                                                                      2002             2001             2000
                                                                -------------     -------------  ----------------

                  Net income, as reported                          $1,201,335        $2,430,369      $18,486,608
                  Add stock-based employee
                    compensation expense included
                    in reported net income, net of tax                 -                 84,376           -
                  Deduct total stock-based employee
                    compensation expense determined
                    under fair-value based method for
                    all rewards, net of tax                           (91,762)         (192,548)        (197,806)
                                                                 ------------      ------------    -------------

                           Pro forma net income                    $1,109,573        $2,322,197      $18,288,802

                  Basic earnings per share, as reported              $  0.34          $  0.67           $  4.80
                                                                     =======          =======           =======
                  Basic income per share, pro forma                  $  0.31          $  0.64           $  4.75
                                                                     =======          =======           =======

                  Diluted income per share, as reported              $  0.31          $  0.61           $  4.40
                                                                     =======          =======           =======
                  Diluted income per share, pro forma                $  0.29          $  0.59           $  4.35
                                                                     =======          =======           =======

         (o)       Reclassification

                   Certain prior year amounts have been reclassified to conform to the current year presentation.


 (2)     Number of shares outstanding

         The following table sets forth the computation of basic and diluted share data:

                                                                2002                 2001                2000
                                                            ------------         -----------         -----------
         Weighted average number of
           shares outstanding - basic                           3,572,488           3,631,703          3,850,566
         Effect of dilutive securities:
           Options                                                301,264             331,575            350,971
                                                               ----------          ----------         ----------
         Weighted average number of
           shares outstanding - diluted                         3,873,752           3,963,278          4,201,537
                                                                =========           =========          =========

         Shares outstanding:
         Beginning of the year outstanding shares               3,586,585           3,664,985          4,457,135
         Repurchase of shares                                    (150,016)            (97,000)          (805,350)
         Issuance of shares                                        32,600              18,600             13,200
                                                            -------------         -----------        -----------

         Ending outstanding shares                              3,469,169           3,586,585          3,664,985
                                                                =========           =========          =========


(3)      Receivables

                                                                                        December 31,
                                                                           -------------------------------------
                                                                                 2002                 2001
                                                                                 ----                 -----

         Materials division trade accounts                                  $  7,312,785          $  7,984,474
         Construction division trade accounts
           receivable, including retainage                                     3,364,260             4,942,402
         Accrued interest and other receivables                                  192,726                25,938
         Notes and bonds due from the
           Government of Antigua and Barbuda, net                              6,855,946             7,318,035
         Trade notes receivable - other                                        5,521,931             5,951,291
         Due from employees                                                      250,837                64,604
                                                                            ------------           -----------
                                                                              23,498,485            26,286,744

         Allowance for doubtful accounts and notes                            (2,775,911)           (3,527,993)
                                                                            ------------           -----------

                                                                             $20,722,574           $22,758,751
                                                                             ===========           ===========

         Receivables are classified in the consolidated balance sheets as follows:

                                                                                          December 31,
                                                                           -------------------------------------
                                                                                 2002                 2001
                                                                                 ----                 ----

         Current assets                                                      $12,261,687           $12,162,049
         Non-current assets                                                    8,460,887            10,596,702
                                                                           -------------           -----------
                                                                             $20,722,574           $22,758,751
                                                                             ===========           ===========

         Included in notes and other receivables are unsecured notes due from the Government of Antigua and Barbuda (the "Government") totaling a net amount of $6,787,286 and $7,249,375 in 2002 and 2001, respectively, approximately $525,000 of which is classified as a current receivable in 2002. These notes were originally executed in connection with a construction contract in 1987. During the following nine years, eight amendments to the agreement were executed, primarily due to additional work contracted. In 1987, the notes were placed on the cost recovery method, and all payments received from the Government from agreed upon sources were recorded as reduction of the principal balance of the notes. Payments from agreed upon sources were derived from lease proceeds from a rental of a United States military base, fuel tax revenues and proceeds from a real estate venture. The contractual outstanding balance of the notes, including the balance of prepayment of taxes and duties, was $30.0 million and $31.7 million as of December 31, 2002 and 2001, respectively.

         In April 2000, the Company executed the ninth amendment to the agreement with the Government and the notes were removed from the cost recovery method. The original notes receivable were consolidated into two new 15-year notes and the stated interest rate was reduced from 10 percent to 6 percent annually. Payments from agreed upon sources were expanded to include an additional monthly payment of $61,400, starting in August 2000, and up to $2.5 million in offsets against future duties and taxes to be incurred by the Company. In total, the agreement calls for $155,000 to be received monthly and $312,000 to be received quarterly, until maturity in 2015. Since April 28, 2000 the Company has been recognizing interest income on the notes under the accrual basis. The Company expects to receive principal payments against the book balance of $525,000, $666,000, $1,089,000, $1,761,000, and $2,846,000
         during each of the next 5 years, respectively.

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

         Receipts on the notes were $3.4 million and $2.9 million, in 2002 and 2001, respectively. Interest income recognized in 2002, 2001 and 2000 was $2,932,749, $2,385,842, and $1,538,540, respectively. The Company records payments received, first to the projected principal reductions for the period, then to accrued interest, and lastly to additional reduction of principal. Interest income is recognized on the notes only to the extent payments are recorded for accrued interest. The Government was delayed in certain of its payments during the fourth quarter of 2002 and, consequently, the Company recorded $497,000 less in interest income compared to the average of the first three quarters of 2002. Subsequent to year-end the Company received payment for all past due amounts from 2002.

         Antigua-Barbuda Government Development Bonds 1994-1997 series amounting to $68,660 in 2002 and 2001, respectively, are included in the total due from the Government.

         The Company also has net trade receivables from various Government agencies of $281,396 and $31,331 in 2002 and 2001, respectively.

         Trade notes receivable - other consist of the following:

                                                                                          December 31,
                                                                           ----------------------------------------
                                                                                2002                    2001
                                                                                ----                    ----
         Unsecured promissory notes receivable
         with varying terms and maturity dates                                $1,091,509              $  249,869

         Notes receivable with varying terms and
         maturity dates, secured by real estate
         or equipment                                                          2,373,700               2,362,128

         10.0 percent note receivable, due on demand,
         secured by first mortgage on real property                              120,370                 817,788

                                                                                          December 31,
                                                                           ----------------------------------------
                                                                                2002                    2001
                                                                                ----                    ----

         Unsecured notes receivable bearing interest
         at 1.0 percent over the prime rate,
         due in monthly installments through 2005                              1,436,352               1,946,506

         8.0 percent note receivable, due in
         installments through July 2005, secured
         by land and building                                                    500,000                 575,000
                                                                           -------------            ------------

         Trade notes receivable                                               $5,521,931              $5,951,291
                                                                           =============            ============

(4)      Inventories

         Inventories consist of the following:                                             December 31,
                                                                           -------------------------------------
                                                                                  2002                   2001
                                                                                  ----                   ----
         Sand, stone, cement and concrete block                               $3,974,619              $3,240,910
         Maintenance parts                                                       141,244                 175,589
         Other                                                                   300,415                 320,260
                                                                            ------------            ------------

                                                                              $4,416,278              $3,736,759
                                                                              ==========              ==========


(5)      Investments in Unconsolidated Joint Ventures and Affiliates

         At December 31, 2002 and 2001, the Company had investments in unconsolidated joint ventures and affiliates consisting of a 1.2 percent equity interest in a real estate project in the Bahamas, see
         Note 12, a 33.3 percent interest in a real estate company in Puerto Rico and a 50 percent interest in a real estate project in South Florida. Equity earnings (loss) of $8,540, $28,733, and ($23,166) were recognized in 2002, 2001, and 2000, respectively, on ventures accounted for under the equity method.

 (6)     Fair Value of Financial Instruments

         The carrying amount of financial instruments including cash, cash equivalents, most of the receivables - net, other current assets, accounts payable trade and other, accrued expenses and other liabilities, and notes payable to banks approximated fair value at December 31, 2002 because of the short maturity of these instruments. The carrying value of debt and most notes receivable approximated fair value at December 31, 2002 based upon the present value of estimated future cash flows. Given the nature of the notes and lack of comparable instruments, estimation of fair value of the notes due from the Government of Antigua and Barbuda is not practicable. The carrying amount of these notes as of December 31, 2002 was $6.8 million. The effective interest rate of the notes was 42 percent in 2002. The notes call for monthly and quarterly payments until maturity in 2015.

(7)      Debt

         Debt consists of the following:

                                                                                          December 31,
                                                                           -----------------------------------------
                                                                                   2002                   2001
                                                                                   ----                   ----
         Installment notes payable in monthly installments
         through 2005, bearing interest at a weighted average
         rate of 8.0 percent and secured by equipment with
         a carrying value of approximately $209,000                         $    111,442            $    200,006

         Unsecured note payable to the Company's President,
         $300,000 due on demand with the balance due
         July 1, 2004, bearing interest at the prime interest rate             2,070,000               2,780,000

         Unsecured notes payable due through 2011, bearing
         interest at a weighted average rate of 7.0 percent                      532,032                 617,900

         Unsecured note payable to a bank under a $1,000,000
         line of credit, due on demand, bearing interest at
         2.5 percent over the Libor market rate                                   11,000                    -
                                                                              ----------              ----------

            Total debt outstanding                                            $2,724,474              $3,597,906
                                                                              ==========              ==========

         In 2001, the Company entered into a revolving line of credit facility with a bank in the United States that provides for borrowings up to a maximum amount of $1,000,000, with interest charged at LIBOR plus 2.50 percent. The facility is due on demand. The bank can demand repayment of the loan and cancellation of the line of credit facility, if certain financial or other covenants are in default. The Company also maintains lines of credit with local banks in St. Maarten and Antigua, $200,000 and $185,000, respectively, for cash flow management purposes. The interest rates on these lines of credit are 11 percent and 12 percent, respectively. There were no amounts outstanding under these lines as of December 31, 2002 and 2001.

         The effective interest on all debt outstanding, excluding lines of credit, was 5.4 percent at December 31, 2002 and 8.5 percent at December 31, 2001. Outstanding debt is shown in the consolidated balance sheets under the following captions:

                                                                                           December 31,
                                                                           -------------------------------------
                                                                                2002                    2001
                                                                                ----                    ----

         Current installments of long-term debt                              $   378,500              $1,143,097
         Lines of credit                                                          11,000                   -
         Long-term debt                                                        2,334,974               2,454,809
                                                                             -----------              ----------
                                                                              $2,724,474              $3,597,906
                                                                              ==========              ==========


        The total maturities of all outstanding debt subsequent to
        December 31, 2002 are as follows:
          2003                                                       $   389,500
          2004                                                         1,802,942
          2005                                                            -
          2006                                                            -
          2007                                                            -
          Thereafter                                                     532,032
                                                                    ------------
                                                                      $2,724,474
(8)      Income Taxes

         Income tax expense (benefit) consists of:

                                                               Current               Deferred              Total
                                                               -------               --------              -------
         2002:
           Federal                                             $415,327             $(457,650)         $ (42,323)
           Foreign                                              443,640                (6,053)           437,587
                                                              ---------          ------------         ----------
                                                               $858,967             $(463,703)          $395,264
                                                               ========             ==========          ========
         2001:
           Federal                                             $358,435             $(190,162)          $168,273
           Foreign                                              623,674                37,387            661,061
                                                              ---------           -----------          ---------
                                                               $982,109             $(152,775)          $829,334
                                                               ========             =========           ========
         2000:
           Federal                                             $502,826             $ (32,539)          $470,287
           Foreign                                              466,828              (221,359)           245,469
                                                              ---------            ----------          ---------
                                                               $969,654             $(253,898)          $715,756
                                                               ========             =========           ========

         The actual expense differs from the "expected" tax expense (benefit)computed by applying the U.S. federal corporate income tax rate of 34 percent to income (loss) before income taxes is as follows:

                                                                2002                  2001                2000
                                                                ----                  ----                ----
         Computed "expected" tax expense                   $    542,844            $1,108,299         $6,528,804
         Increase (reduction) in income
             taxes resulting from:
             Distribution of deemed dividends                   527,000               141,100          2,035,275
             Intercompany interest income
               untaxed by foreign jurisdiction                    -                  (137,194)              -
             Tax incentives granted to
               foreign subsidiaries                          (1,679,527)           (1,308,863)        (2,864,131)
             Nontaxable capital gains                           -                   -                 (1,156,048)
             Net operating loss not utilized                    149,877                27,985             47,594
             Change in deferred tax
               valuation allowance                            3,279,889              (845,729)        (2,902,361)
             Differences in effective rate in
               foreign jurisdiction and other                (2,424,819)            1,843,736           (973,377)
                                                           ------------            ----------         ----------
                                                           $    395,264            $  829,334         $  715,756
                                                           ============            ==========         ==========

         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss carry-forwards.

         Significant portions of the deferred tax assets and liabilities results from the tax effects of temporary difference:

                                                                                           December 31,
                                                                         --------------------------------------------
                                                                                  2002                   2001
                                                                                  ----                   ----
         Deferred tax assets:
            Allowance for bad debts                                          $   120,318            $    165,889
            Net operating loss carry-forwards                                  7,744,673               4,076,320
            Reserves and other                                                   850,053                 493,805
            Deferred income                                                        -                     388,464
                                                                             -----------            ------------
         Total gross deferred tax assets                                       8,715,044               5,124,478
         Less valuation allowance                                             (7,744,673)             (4,464,784)
                                                                             -----------            ------------

                  Net deferred tax assets                                        970,371                 659,694
                                                                             -----------            ------------

         Deferred tax liabilities:
            Plant and equipment, principally due to differences
              in depreciation and capitalized interest                          (479,647)               (632,673)
                                                                             -----------            ------------

                  Total gross deferred tax liabilities                          (479,647)               (632,673)
                                                                             -----------            ------------

         Net deferred tax asset                                              $   490,724            $     27,021
                                                                             ===========            ============

         Net deferred tax assets (liabilities):
            Net current deferred tax assets (liabilities)                    $   312,529            $    232,365
            Net non-current deferred tax assets (liabilities)                    178,195                (205,344)
                                                                             -----------            ------------
                                                                             $   490,724            $     27,021
                                                                             ===========            ============

         The valuation allowance for deferred tax assets as of December 31, 2002 was $7.7 million or about 88.9 percent of the potential deferred tax benefit.

         In April 1988, the U.S. Virgin Islands Industrial Development Commission (IDC) granted one of the Company's subsidiaries a 10-year tax exemption expiring in April 1998. With some conditions and exceptions, the Company's operations related to (1) production and sale of ready-mix concrete; (2) production and sale of concrete block on St. Thomas and St. Johns and outside of the U.S. Virgin Islands; (3) production and sale of sand and aggregate; and (4) bagging of cement from imported bulk cement, are 100 percent exempt from U.S. Virgin Islands real property, gross receipts (currently 4 percent) and excise taxes, 90 percent exempt from U.S. Virgin Islands income taxes, and about 83 percent exempt from U.S. Virgin Islands customs duties. In 1998, the Company was granted a five-year extension, through April 2003, of the exemptions. No decision has been made as to whether or not we will seek an extension of this tax exemption, and there is no guarantee that, if sought, it will be granted. If the Company does not have the exemption, the taxes would be increased, however, some fees and scholarships that the Company is currently granting would not continue. The impact of not having the exemption is currently being reviewed.

         At December 31, 2002, approximately $35.8 million of foreign subsidiaries' earnings have not been distributed and no U.S. income taxes have been provided for with respect to them. These earnings are considered permanently reinvested in the subsidiaries' operations, unless the earnings can be repatriated in a tax-free manner, and when earned, did not require income tax recognition under U.S. laws. Should the foreign subsidiaries distribute these earnings to the parent company or provide access to these earnings, taxes of approximately $12.2 million at the U.S. federal tax rate of 34 percent, net of foreign tax credits, may be incurred. At December 31, 2002, the Company had accumulated net operating loss carry-forwards available to offset future taxable income in its Caribbean operations of about $21.2 million, which expire at various times through the year 2009.

         During the fourth quarter 2001, the Company's three subsidiaries in Antigua were assessed $6.1 million in income taxes and withholding taxes for the years 1995 through 1999. The Company is appealing the assessments in the appropriate venues. The Company is owed a total of $30.0 million from the Government of Antigua and Barbuda; see further
         Note 3, of which $6.8 million is reflected as a receivable in the Company's financial statements. The difference between the gross balance and the reflected balance is the result of the notes receivable being on the cost recovery method from the notes inception through April 2000. In the event that the appeal is denied, the Company believes it has the right to offset any amounts owed to the Government against what is owed to the Company. Therefore, the Company believes that if any tax is accrued in the future, it will not have an immediate cash flow effect on the Company, but will result in an offset between tax owed and receivables outstanding. It is too early to predict the final outcome of the appeals process or to estimate the ultimate amount of loss, if any, to the Company. Based on the advice from local Antiguan tax consultants and local Antiguan counsel, management believes the Company's defenses to be meritorious and does not believe that the ultimate outcome will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(9)      Foreign Subsidiaries

         Combined financial information for the Company's foreign Caribbean subsidiaries, except for those located in the U.S. Virgin Islands and Puerto Rico, are summarized here:

                                                                                          December 31,
                                                                         --------------------------------------------

                                                                                2002                      2001
                                                                                ----                      ----

         Current assets                                                      $17,539,443             $11,822,302
         Advances to the Company                                               6,082,030               7,734,792
         Property, plant and equipment, net                                   11,703,177              10,933,035

                                                                                          December 31,
                                                                         --------------------------------------------
                                                                                   2002                    2001
                                                                                   ----                    ----
         Investments in joint ventures and
            affiliates, net                                                      186,490                 186,490
         Notes receivable, net                                                 7,490,948               9,752,049
         Other assets                                                              6,998                  11,147
                                                                             -----------             -----------
                  Total assets                                               $43,009,086             $40,439,815
                                                                             ===========             ===========

         Current liabilities                                                 $ 2,983,530             $ 2,512,409
         Long-term debt                                                          889,416                 946,725
         Equity                                                               39,136,140              36,980,681
                                                                             -----------             -----------

                  Total liabilities and equity                               $43,009,086             $40,439,815
                                                                             ===========             ===========

                                                            2002                2001                    2000
                                                            ----                ----                    ----

         Revenue                                       $20,476,404           $25,607,906             $32,419,421
         Gain on sale of business                             -                     -                  9,751,585
         Income before income taxes                        820,251             3,440,105              10,343,782
         Net income                                        439,251             2,853,800              10,309,560

 (10)    Lease Commitments

         The Company leases real property, buildings and equipment under operating leases that expire over periods of one to thirty-one years. Future minimum lease payments under non-cancelable operating leases with terms in excess of one year as of December 31, 2002 are as follows:

         Years ending December 31,                                  Operating
                                                                      Leases
                                                                    ----------
                  2003                                              $1,637,843
                  2004                                               1,261,811
                  2005                                                 833,742
                  2006                                                 467,269
                  2007                                                 196,709
                  Thereafter                                           330,204
                                                                    ----------

                  Total minimum lease payments                      $4,727,578
                                                                    ==========


         Total operating lease expense for real property and buildings was $1,869,548, $1,977,537 and $3,473,000 in 2002, 2001 and 2000,
         respectively. Total operating lease and rental expense for equipment was $1,092,640, $903,455, and $904,709 in 2002, 2001 and 2000,
         respectively. The equipment leases are normally on a month-to-month basis. Some operating leases provide for contingent rentals or royalties based on related sales and production; contingent expense amounted to $17,464, $10,755 and $112,770 in 2002, 2001 and 2000,
         respectively. Included in the above minimum lease commitments are royalty payments due to the owners of the Societe des Carrieres de Grand Case (SCGC) quarry. See Note 16.

(11)     Segment Reporting

         The Company is organized based on the products and services it provides. Under this organizational structure the Company has two reportable segments: Materials division and Construction division. The Materials division segment includes manufacturing and distribution of ready-mix concrete, block, crushed aggregate and cement. The Construction division segment consists of land development construction projects. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                                                 December 31,
                                                                 --------------------------------------------
         Revenue (incl. inter-segment):                        2002                 2001                2000
                                                               ----                 ----                ----
           Materials                                          $37,740,458         $40,985,155        $51,466,445
           Construction                                        15,796,199          15,282,867         14,421,338
           Elimination of inter-segment revenue                  (180,811)         (1,380,507)          (639,600)
                                                              -----------         -----------        -----------
                  Total                                       $53,355,846         $54,887,515        $65,248,183
                                                              ===========         ===========        ===========

         Operating (loss) income:
           Materials                                          $  (670,988)        $    23,330        $(1,607,653)
           Construction                                        (1,260,373)          1,173,141          1,266,349
           Unallocated corporate overhead                      (1,115,000)         (1,188,000)          (819,000)
                                                              -----------         -----------        -----------
                  Total                                        (3,046,361)              8,471         (1,160,304)

         Other income, net                                      4,642,960           3,251,232         20,362,668
                                                              -----------         -----------        -----------
                  Income before taxes                         $ 1,596,599         $ 3,259,703        $19,202,364
                                                              ===========         ===========        ===========

         Total assets:
           Materials                                          $44,017,013         $43,787,877        $46,852,093
           Construction                                        13,635,796          13,441,816         10,983,399
           Other                                               10,784,552          10,722,054         14,300,579
                                                              -----------         -----------        -----------
                  Total                                       $68,437,361         $67,951,747        $72,136,071
                                                              ===========         ===========        ===========
         Depreciation and amortization:
           Materials                                          $ 3,384,336         $ 3,309,717        $ 3,596,902
           Construction                                         1,524,261           1,585,689          1,577,797
                                                              -----------        ------------        -----------
                  Total                                       $ 4,908,597         $ 4,895,406        $ 5,174,699
                                                              ===========         ===========        ===========

         Capital expenditures:
           Materials                                         $  2,080,756         $ 3,709,789        $ 2,854,719
           Construction                                         1,295,342             805,706          2,126,391
                                                             ------------         -----------        -----------

                  Total                                      $  3,376,098         $ 4,515,495        $ 4,981,110
                                                             ============         ===========        ===========

         Operating (loss) income is revenue less operating expenses. In computing operating (loss) income, the following items have not been added or deducted: interest expense, income tax expense, equity in earnings from unconsolidated joint ventures and affiliates, interest and other income, minority interest and gain or loss on sales of equipment. The note receivable from the Government of Antigua and Barbuda is included in total assets, other.
         Revenue by geographic area includes sales to unaffiliated customers based on customer location, not the selling entity's location. The Company moves its equipment from country to country; therefore, to make this disclosure meaningful the geographic area separation for assets is based on the location of the legal entity owning the assets. One customer, the owner of the project in the Bahamas, account for $8.4 million of revenue reported in the Construction division segment.

                                                                                   December 31,
                                                            ----------------------------------------------------
                                                                2002               2001                 2000
                                                                ----               ----                 ----
         Revenue by geographic areas:
              U.S. and its territories                        $19,859,351         $21,562,985        $25,235,399
              Netherlands Antilles                              6,689,056           9,459,217         12,689,209
              Antigua and Barbuda                              10,962,572          10,534,677         12,593,564
              French West Indies                                4,998,990           6,384,890          9,158,988
              Other foreign areas                              10,845,877           6,945,746          5,571,023
                                                             ------------         -----------        -----------

                Total                                         $53,355,846         $54,887,515        $65,248,183
                                                              ===========         ===========        ===========

         Property, plant and equipment,
           net, by geographic areas:
              U.S. and its territories                        $18,324,928         $20,292,205        $21,186,263
              Netherlands Antilles                                270,114             285,045            344,305
              Antigua and Barbuda                               7,030,701           6,720,267          7,280,881
              French West Indies                                4,399,832           3,873,834          4,206,217
              Other foreign areas                                   2,530              53,889            132,500
                                                              -----------         -----------        -----------

                Total                                         $30,028,105         $31,225,240        $33,150,166
                                                              ===========         ===========        ===========

(12)     Related Party Transactions

         The Company leases a 3.4-acre parcel of real property in Deerfield Beach, Florida from the Company's President, Mr. Donald L. Smith, Jr., of which a smaller portion is actually utilized by the Company. Annual rent on the property was $95,400 in 2002, $49,303 in both 2001 and 2000. The lease was renewed for five years from January 1, 2002 with an annual rent of $95,400. The new rent was based on comparable rental prices for the utilized portion for similar properties in Deerfield Beach.

         At December 31, 2002, the Company had a note payable of $2.1 million to Mr. Smith resulting from various advances made to the Company in previous years, to provide long-term financing to the Company and security for a payment-guarantee issued by the President on behalf of an entity in the Bahamas. The note is unsecured and bears interest at the prime rate. Presently, $300,000 dollars is due on demand and $1.8 million is due on July 1, 2004. Management believes that these terms are similar to what the Company would be able to achieve if it was to borrow this money from a bank. The board of directors has approved this transaction in the past. Mr. Smith has the option to make the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires 15 percent or more of the common stock or announces a tender offer that, if successful, would result in ownership by a person or group of 15 percent or more of the common stock. See Note 7 of Consolidated Financial Statements.

         At December 31, 2002, the Company had an investment and advances totaling $186,000, representing a 1.2 percent interest in a real estate joint venture in the Bahamas in which a director, Mr. Robert A. Steele, and Mr. Smith participates with an equity interest of 1.0 and 11.3 percent, respectively. The investment is carried at cost; accordingly no income or loss has been recorded from this investment. The Company has a $28.2 million contract with the venture to perform land preparation services. In connection with this contract, the Company recorded revenue of $8.4 million during 2002. The backlog on the contract as of December 31, 2002 was $3.0 million. As of December 31, 2002 the Company had trade receivables from the venture of approximately $1.3 million and the cost and estimated earnings in excess of billings was $1.5 million. Mr. Smith has guaranteed the payment of the receivables from the entity, up to a maximum of $2.5 million.

         The Company's joint venture subsidiary in Puerto Rico has transactions with the joint venture partners. A company controlled by one of the partners provides drilling and blasting services for the Company's quarry in Guaynabo. The price for the services is negotiated periodically, primarily by comparison to the cost of performing that work by the Company. In 2001, the subsidiary entered into a 36-month lease agreement for equipment located in the Aguadilla facility with another company controlled by this partner. The agreement also contains an option to buy the equipment. The price of the lease and the sales price of the equipment were negotiated between the parties at arm's length. There are no clear comparable prices in the market place, and no third party evaluation of the fairness of the transaction was completed. The subsidiary will recuperate its recorded book value of the assets, should the purchase option be exercised.

         The same subsidiary sells a significant portion of its products to a company controlled by another joint venture partner. In 2002, the Company's subsidiary's revenue from these sales was $3,452,000. This partner is controlled by one of the Company's directors; Jose A. Bechara, Jr. Esq. The price of the products is governed by firm supply agreements, renegotiated every other year. Comparable prices from other quarries are studied and used in the price negotiation.

         Other assets include amounts due from officers and employees as a result of payments made by the Company pursuant to a split-dollar life insurance plan. The Company's advances to pay premiums are secured by a pledge of the cash value of the issued policies. Amounts due to the Company under the split-dollar life insurance plan were $974,418 and $943,638 in 2002 and 2001, respectively. No payments were made since July 2002 on these policies and no commitments exist to make any further payments on the policies.

(13)     Stock Option Plans

         The Company adopted stock option plans for officers and employees in 1986, 1992 and 1999. While each plan terminates 10 years after the adoption date, issued options have their own schedule of termination. Until 1996, 2002 and 2009, options to acquire up to 300,000, 350,000 and 350,000 shares respectively, of common stock may be granted at no less than fair market value on the date of grant.

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

         The Company adopted a stock-option plan for directors in 1992 that terminated in 2002. Options to acquire up to 50,000 shares of common stock were granted at no less than the fair-market value on the date of grant. The 1992 Directors' Plan provides each director an initial grant of 8,000 shares and additional grants of 1,000 shares annually immediately subsequent to their reelection as a director. Stock options granted under the Directors' Plan have 10-year terms, vest and become fully exercisable six months after the issue date. As the director's plan was fully granted in 2000, the directors have received their annual options since then from the employee plans.

          Stock option activity by year was as follows:

                                          Employee Plans                               Directors' Plan
                                        -----------------                             -----------------
                                                  Weighted Average                           Weighted Average
                                     Shares        Exercise Price                Shares       Exercise Price
                                    --------      ---------------                -------     ---------------
         Balance at
           12/31/99                  789,775            $3.45                     49,000           $8.59
           Granted                    13,000             5.76                      1,000            6.63
           Exercised                 (13,200)            1.50                       -               -
           Expired                    (5,000)            1.50                     -                 -
                                     --------                                    --------
         Balance at
           12/31/00                  784,575             3.53                     50,000            8.55
           Granted                     6,500             6.92                       -               -
           Exercised                 (18,600)            1.74                       -               -
           Expired                    (9,180)            7.00                       -               -
                                     -------


                                        Employee Plans                                Directors' Plan
                                       -----------------                             -----------------
                                                  Weighted Average                           Weighted Average
                                     Shares        Exercise Price                Shares       Exercise Price
         Balance at
           12/31/01                  763,295             3.56                     50,000            8.55
           Granted                    38,500             5.93                       -               -
           Exercised                 (32,600)            1.90                       -               -
           Expired                   (10,000)            9.63                    (16,000)          14.00
                                     -------                                      ------
         Balance at
           12/31/02                  759,195             3.67                     34,000            5.98
                                     =======                                      ======
           Exercisable               557,968             4.03                     34,000            5.98
                                     =======                                      ======
           Available for
            future grant              17,000                                        -
                                    ========                                    ==========

         Weighted average information:

                                           Total Outstanding Options                  Exercisable Options
                                        ------------------------------                -------------------
                                                 Weighted          Weighted                      Weighted
                                     Number       Average           Average          Number       Average
                                       of        Exercise          Remaining           of        Exercise
         Price Range                 Shares        Price             Life            Shares       Price
         -----------                 ------        -----          ---------          ------      --------

         1.50  -   2.33              430,900       $1.85              7.3             287,325      $1.95
         2.94  -   3.75               60,000        3.20              5.6              46,000       3.19
         5.00  -   6.25               79,500        5.46              6.9              39,000       5.13
         6.63  -   7.00              188,795        6.76              2.9             185,643       6.76
         7.75  -   9.38               34,000        8.51              3.0              34,000       8.51

(14)     Employee Benefit Plans

         The Company sponsors a 401(k) plan for some employees over the age of 21 who have completed a minimum of 9 months of employment. The Company matches employee contributions up to 3.0 percent of an employee's salary. Company contributions totaled $139,790, $138,544 and $140,257 in 2002, 2001 and 2000, respectively.

(15)     Costs and Estimated Earnings on Contracts

         Included in the accompanying consolidated balance sheets under the following captions:

                                                                                        December 31,
                                                                                2002                      2001
                                                                                ----                      ----
         Costs and estimated earnings in excess of billings                  $ 1,990,353             $   229,056
         Billings in excess of costs and estimated earnings                       (1,958)               (414,837)
                                                                            ------------            ------------

                                                                             $ 1,988,395             $  (185,781)
                                                                             ===========             ===========



                                                                                 2002                   2001
                                                                                 ----                   ----

         Costs incurred on uncompleted contracts                             $24,495,326             $19,770,486
         Costs incurred on completed contracts                                 9,503,151               7,866,967
         Estimated earnings                                                    4,384,219               5,730,422
                                                                           -------------            ------------
                                                                              38,382,696              33,367,875

              Less:  Billings to date                                         36,394,301              33,553,656
                                                                            ------------             -----------

                                                                            $  1,988,395            $   (185,781)
                                                                            ============            ============

(16)     Commitments and Contingencies

         The Company has contingent obligations and has made guarantees in connection with acquisitions, joint ventures, employee and construction bonding and a tax exemption. As part of the 1995, subsequently renegotiated in 1999, acquisition of Societe des Carrieres de Grand Case ("SCGC"), a French company operating a ready-mix concrete plant and quarry in St. Martin, the Company agreed to pay the quarry owners, who were also the owners of SCGC, a royalty payment of $500,000 per year through July 2004 and rent of $50,000 per year through July 2005. The agreement may be renewed, at the Company's option, for a successive five-year period and would require annual payments of $500,000 and $50,000 per year, respectively. At the end of the 15-year royalty period, the Company has the option to purchase this 50-hectare property for $4.4 million.

         During the second quarter 2002, the Company issued a construction contract performance guarantee together with one of the Company's customers, Northshore Partners, Inc., ("Northshore"), in favor of Estate Plessen Associates L.P. and JPMorgan Chase Bank, for $5.1 million. Northshore Partners is an important customer on St. Croix and the construction contract that Northshore Partners has with Estate Plessen Associate L.P. has requirements for the Company's construction materials. Although there is no assurance, management does not presently believe that this guarantee will have any material impact on the Company's liquidity or capital resources or any material negative impact on its financial position or results of operations. In the case that Northshore is unable to fulfill its commitments of the construction contract, the Company will be obligated to take Northshore's place and finish the contract. The Company is closely monitoring the progress of construction. The Company issued a letter of credit for $500,000 as collateral for the transaction and has not yet had any expenses in connection with this transaction. The construction project is estimated to be finished within two years and the guarantee expires two years after completion. The Company received an up front fee of $154,000, and has recognized a receivable for additional $52,000. At the same time, a long-term liability of the total amount has been recorded, which may be recognized to income, once it is determined that no liability exists for the project, less any amounts paid by the Company in connection with the performance guarantee.

         In June 2000, the Company entered into an amended Life Insurance and Salary Continuation Agreement with the Company President. The President shall receive a retirement benefit upon the sooner of his retirement from his position after March 31, 2003, or a change in control of the Company. Benefits to be received shall equal 75 percent of his base salary, and shall continue for the remainder of his life. In the event that a spouse survives him, then the surviving spouse shall receive a benefit equal to 100 percent of his base salary for the shorter of five years or the remainder of the surviving spouse's life. The Company will recognize the expense of the retirement agreement over his expected remaining period of active employment with the Company. The expense related to this agreement was $560,000 in 2002, $480,000 in 2001 and $220,000 in 2001. The accrued liability in connection with this agreement was $1.3 million as of December 31, 2002 and the Company estimates to accrue an additional $200,000 through March 2003. At that point the Company estimates that the total accrual will be sufficient to cover its obligations under the aforementioned agreement.

         During the fourth quarter 2001, the Company's three subsidiaries in Antigua were assessed $6.1 million in income taxes and withholding taxes for the years 1995 through 1999. The Company is appealing the assessments in the appropriate venues. The Company is owed a total of $30.0 million from the Government of Antigua and Barbuda; see Note 3, of which $6.8 million is reflected as a receivable in the Company's financial statements. The difference between the gross balance and the reflected balance is the result of the notes receivable being on the cost recovery method from the notes inception through April 2000.
         In the event that the appeal is denied, the Company believes it has the right to offset any amounts owed to the Government against what is owed to the Company. Therefore, the Company believes that if any tax is accrued in the future, it will not have an immediate cash flow effect on the Company, but will result in an offset between tax owed and receivables outstanding. It is too early to predict the final outcome of the appeals process or to estimate the ultimate amount of loss, if any, to the Company. Based on the advice from local Antiguan tax consultants and local Antiguan counsel, management believes the Company's defenses to be meritorious and does not believe that the ultimate outcome will have a material adverse effect on the consolidated financial position or results of operations of the Company.

         In the fall of 2000, Virgin Islands Cement and Building Products, Inc. ("VICBP"), a subsidiary of the Company, was under contract with the Virgin Islands Port Authority ("VIPA") for the construction of the expansion of the St. Croix Airport. During the project, homeowners and residents of the Yellow Cedar Housing Community, located next to the end of the expansion project, claimed to have experienced several days of excessive dust in their area as a result of the ongoing construction work. The homeowners of Yellow Cedar have filed two separate lawsuits against VIPA and VICBP as co-defendants. One suit, filed in the U.S. District Court by Mariepaul Antoine, Benjamin Ashe, et. al, vs. VIPA et. al, case #2001,63 R/F, seeks equitable relief from nuisance, specific performance and damages. The second suit, Louisa Williams et. al vs. VIPA et. al filed in the Territorial Court of the U.S.V.I. case #548/2000 seeks equitable relief from nuisance, specific performance and damages. In both cases, VICBP as defendant has agreed to indemnify VIPA for any civil action created during the course of work. Reliance Insurance Company ("Reliance"), the general liability carrier for VICBP, has taken the legal position that "dust" is a pollutant and, therefore, the pollution exclusion clause applies and as a result denies liability insurance coverage to VICBP. Corporate counsel in Florida, as well as in the U.S. Virgin Islands, have advised the Company that laws now in place should enable the Company to enforce the duty to defend contained in the liability policy, thus affording the Company a defense of both legal actions. The Pennsylvania Insurance Commissioner placed Reliance in rehabilitation in October 2001, and subsequently into liquidation. The Company has also presented claims under the policy to the Florida Insurance Guaranty Association, the V.I. Insurance Guaranty Association, and to the Pennsylvania Insurance Commissioner. It is too early to predict the final outcome of this matter or to estimate the potential risk of loss, if any, to the Company.

         In the late 1980s, Bouwbedrijf Boven Winden, N.V. ("BBW"), currently a Devcon subsidiary in the Netherlands Antilles, supplied concrete to a large apartment complex on the French side of St. Maarten. In the early 1990s the buildings began to develop exterior cracking and "pop outs." In November 1993, BBW was named one of several defendants including the building's insurer, in a suit filed by Syndicat des Coproprietaires la Residence Le Flamboyant (condominium owners association of Le Flamboyant), in the French court "Tribunal de Grande Instance de Paris", case No. 510082/93. A French court assigned an expert to examine the cause of the cracking and pop outs and to determine if the cracking/pop outs are caused by a phenomenon known as alkali reaction
         (ARS). The expert found, in his report dated December 3, 1998, that BBW was responsible for the ARS. The plaintiff is seeking unspecified damages, including demolition and replacement of the 272 apartments. Based on the advice of legal counsel, a judgment assessed in a French court would not be enforceable against a Netherlands Antilles company. Thus, in order to obtain an enforceable judgment, the plaintiff would have to file a successful claim in an Antillean court. It is too early to predict the final outcome of this matter or to estimate the potential risk of loss, if any, to the Company. Due to the lack of enforceability, the Company decided not to continue the defense in the French court. Therefore, the Company may not be aware of developments of the court proceedings. Management believes the Company's defenses to be meritorious and does not believe that the outcome will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

(17)     Business and Credit Concentrations

         The Company's customers are concentrated in the Caribbean and are primarily involved in contracting. Credit risk may be affected by economic and political conditions in the countries where the Company operates. Potential concentrations of credit risk include receivables and costs and estimated earnings in excess of billings. One customer accounted for 15.7 percent of the Company's sales in 2002. No single customer accounted for more than 10 percent of the Company's sales in 2001 and 2000 and there are no receivables from a single customer that represent more than 10 percent of total receivables as of December 31, 2002 or 2001, other than the notes receivable from the Government of Antigua and Barbuda and the receivable from the construction project in the Bahamas. Although receivables are generally not collateralized, the Company may place liens or their equivalent in the event of nonpayment. The Company estimates an allowance for doubtful accounts based on the creditworthiness of customers as well as general economic conditions of the countries where it operates. An adverse change in these factors would affect the Company's estimate of bad debts.

         The Company has a construction project with a backlog of $3.3 million. A subsidiary, the Company's President and one of the Company's directors are minority partners of, and the Company's President is a member of the managing committee of, the entity developing the project. See further Note 12.

         The Company has separate union agreements with its employees on St. Thomas, St. Croix and Antigua. The agreement on St. Thomas expires March 2003, on St. Croix March 2006 and on Antigua November 2003. In the past, there have been no labor conflicts.

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

         The Company's aggregate in the quarry in Guaynabo, Puerto Rico, will last an additional 2-4 years. The Company is searching for new quarry sites. If such sites cannot be secured, the Company may be forced to impair its quarry equipment.

(18)     Sale of Businesses

         In January 7, 2000, the Company closed a transaction to sell certain concrete related assets on St. Thomas, USVI and the subsidiary Devcon Masonry Products (BVI), Ltd., to a purchaser and the purchaser's related parties. The selling price was $6 million in cash, a note for $2.5 million payable over three years and 420,100 shares of Devcon International Corp. held by the buyer. The shares were valued at $2.4 million at the day of closing. The book value of the assets sold, including certain expenses and deferred gain due to a $1 million contingency accrual, was $8.7 million. Therefore, the Company realized in the first quarter of 2000 a gain on this transaction before tax of $2.2 million. During 2001 the contingency was resolved and the outstanding note was reduced by $1.0 million and the remaining note was fully paid during 2001.

         On February 3, 2000, the Company closed a transaction to sell real property in St. Croix. The selling price was $2.3 million in cash, and the book value of the property was $1.9 million. As a result, the Company realized a gain on the transaction of approximately $336,000 before taxes.

         On February 22, 2000, the Company closed a transaction to sell certain bulk cement terminal assets on four of the islands in the Caribbean. The purchasers were Union Maritima International (UMAR) and some of its affiliated companies. The selling price was $19.6 million in cash. The book value of the assets, including certain expenses and contingency accruals, was $3.8 million, resulting in a gain on the transaction of $15.8 million before taxes. The Company simultaneously entered into an agreement to manage the terminals for one year. This management agreement was amended and renewed on March 1, 2001 and 2002, respectively, for an additional year, with a 90-day termination option for both parties. The Company also entered into a supply agreement to buy cement from the terminals for five years for its own use in the Company's batch and block plants. The agreement has stipulations so that the Company will be able to enjoy the best price available in the local market from any cement supplier. The Company sold cement to third parties in 1999 and entered into a one-year contract to distribute cement on these four islands. This distribution agreement was terminated on March 1, 2001. The Company has continued to distribute cement on a non-exclusive basis on some of the islands for the buyers.

         On March 16, 2000, the Company closed on a related transaction to sell its subsidiary in Dominica to an affiliated company of UMAR. The selling price was $4.1 million plus an earn-out of 50 percent of the profits or losses of a portion of the Company's operations. The book value of the assets, including certain expenses and contingency accruals, was $3.0 million. The gain of $1.0 million on the transaction was deferred to the first quarter of 2002, when the earn-out period finished.

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

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

         The information on our directors and executive officers is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report ("Proxy Statement"). Information as to executive officers is included in Part I of this report.

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

Item 14.        Controls and Procedures

         Within the 90 days prior to the date of this Annual Report, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls, subsequent to the date the Company carried out its evaluation.

                                     PART IV

Item 15.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

               (a) The following documents are filed as part of this report:

                  (1) Consolidated Financial Statements.

         An index to consolidated financial statements for the year ended December 31, 2002 appears on page 33

                  (2) Financial Statement Schedule.

         The following financial statement schedule for each of the years in the three-year period ended December 31, 2002 is submitted herewith:
                                                                    Form 10-K
         Item                                                   (Page Number(s))
         ----                                                    ---------------
         Financial Statement Schedule
           Schedule II - Valuation and Qualifying Accounts.................. 75

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

10.14       Amendment No. 8 to the St. John's Agreement, dated October 23, 1996
            (10) (10.15)
10.15 Guarantee dated June 12, 1989, from the Registrant to Banco Popular de Puerto Rico (5)(10.6)
10.16 Lease dated October 31, 1989, between William G. Clarenbach and Pricilla E. Clarenbach, as lessors, and Controlled
            Concrete Products, Inc., as lessee (1)(10.26)
10.17 Lease dated April 13, 1981, between Mariano Lima and Genevieve Lima, as lessors, and the Registrant, as lessee (1)(10.28)
10.18 Lease dated February 24, 1989, between Felix Pitterson, as lessor, and V.I. Cement and Building Products, Inc., as lessee
            (1)(10.30)
10.19 Lease dated September 1, 1989, between Donald L. Smith, Jr., as lessor, and the Registrant, as lessee (1)(10.31)
10.20       Lease dated September 12, 1966, between His Honour Hugh Burrowes, a Commander of the British Empire of Government House in
            the Island of Antigua, as lessor, and The Antigua Sand and Aggregate Limited, as lessee (1)(10.32)
10.21 Material Purchase Agreement, dated August 17, 1995, between Bouwbedrijf Boven Winden, N.V. and Hubert Petit, Francois
            Petit and Michel Petit (9) (10.41)
10.22 Stock Purchase Agreement, dated August 17, 1995, between the Registrant and Hubert Petit, Francois Petit and Michel Petit
            (9)(10.42)
10.23       Form of Note between Devcon International Corp. and
            Donald L. Smith, Jr. (11)(10.31)
10.24 Asset Purchase Agreement between Caricement B.V., Union Maritima International S.A. and Devcon International Corp. and its subsidiaries dated February 22, 2000 (14)
10.25 Stock Purchase Agreement between Caribbean Construction and Development, Ltd., Devcon International Corp. and Caricement Antilles N.V. dated February 22, 2000 (14)
10.26       Purchase  Agreement by and among Devcon  International  Corp.,
            V.I. Cement and Building Products, Inc., Paulina Dean, St. Thomas Concrete, Inc. and W. Kemble Ketcham dated January 7, 2000 (12)
10.27       Supply  Agreement  between  Union  Maritima  International  S.A.
            and Devcon  International  Corp.  dated  December 29, 1999 (15)
            (10.36)
10.28       Registrant's 1999 Stock Option Plan (13)
10.29 Second Amended and Restated Salary Continuation and Retirement Benefit Agreement dated June 30, 2000 (16)(10.32)
10.30       Amendment No. 9 to the St. John's Agreement, dated April 28, 2000
            (16)(10.33)
10.31       Antigua Delinquent Letter dated March 12, 2001 (17) (10.1)
21.1        Registrant's Subsidiaries (18)
23.1        Consent of KPMG LLP (18)
99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)
99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)

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

February 28, 2003                                     DEVCON INTERNATIONAL CORP.

                                                  BY:/S/ DONALD L. SMITH, JR.
                                                     --------------------------
                                                     Donald L. Smith, Jr.
                                                     Chairman, President and
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2003                                     DEVCON INTERNATIONAL CORP.

                                                  By:/S/ DONALD L. SMITH, JR.
                                                     --------------------------
                                                     Donald L. Smith, Jr.
                                                     Chairman, President and
                                                     Chief Executive Officer


February 28, 2003                                 By:/S/ RICHARD L. HORNSBY
                                                     --------------------------
                                                     Richard L. Hornsby
                                                     Executive Vice President
                                                     and Director


February 28, 2003                                 By:/S/ JAN A. NORELID
                                                     --------------------------
                                                     Jan A. Norelid
                                                     Vice President of Finance,
                                                     Chief Financial Officer and
                                                     Treasurer


February 28, 2003                                 By:/S/ ROBERT A. STEELE
                                                     --------------------------
                                                     Robert A. Steele
                                                     Director

February 28, 2003                                 By:/S/ ROBERT L. KESTER
                                                     --------------------------
                                                     Robert L. Kester
                                                     Director


February 28, 2003                                 By:/S/ W. DOUGLAS PITTS
                                                     --------------------------
                                                     W. Douglas Pitts
                                                     Director


February 28, 2003                                 By:/S/ JOSE A. BECHARA, JR.
                                                     --------------------------
                                                     Jose A. Bechara, Jr.
                                                     Director

                                 CERTIFICATIONS

                      I, Donald L. Smith, Jr. certify that:

1.       I have reviewed this annual report on Form 10-K of Devcon International
         Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date).

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls.

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date:  March 4, 2003                  /s/ Donald L. Smith, Jr.
                                            Donald L. Smith, Jr.
                                            President and Chairman of the Board

                                 CERTIFICATIONS

                        I, Jan A. Norelid, certify that:

1.       I have reviewed this annual report on Form 10-K of Devcon International
         Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date).

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls.

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date:  March 4, 2003                          /s/ Jan A. Norelid
                                                    Jan A. Norelid
                                                    Chief Financial Officer

                                   Schedule II

                        Valuation and Qualifying Accounts

Allowance for
Doubtful Accounts                  Balance at             Additions                                  Balance
For the Year                        Beginning            Charged to                                  at End
Ended December 31,                   of Year               Expense             Deductions            of Year
-----------------                   ---------            ----------           ------------          ----------

         2000                        $4,352,609           $   174,209         $ (1,704,861)         $2,821,957
                                     ==========           ===========         ============          ==========

         2001                        $2,821,957           $   278,960        $    (469,582)         $2,631,335
                                     ==========           ===========        =============          ==========

         2002                        $2,631,335          $     44,355        $    (294,824)         $2,380,866
                                     ==========          ============        =============          ==========


Allowance for
Doubtful Notes
Receivable Accounts                  Balance at             Additions                                 Balance
For the Year                          Beginning            Charged to                                 at End
Ended December 31,                     of Year               Expense            Deductions            of Year
-----------------                     ---------            ----------         ------------          ----------
         2000                        $  913,216           $   160,602       $       62,278          $1,136,096
                                     ==========           ===========       ==============          ==========

         2001                        $1,136,096           $  (116,265)       $   ( 123,173)        $   896,658
                                     ==========           ===========        =============         ===========

         2002                       $   896,658         $      24,895       $     (526,508)        $   395,045
                                    ===========         =============       ==============         ===========



Notes:

Deductions include amounts to reflect the sale of the Company's subsidiaries Caribbean Construction and Development, Ltd and Devcon Masonry Products (BVI), Ltd. in the year 2000.

Reduction in Allowance for Doubtful Notes Receivable in the year 2001 and 2002 represents collection of previously reserved amounts.

                                EXHIBIT SCHEDULE

Exhibit         Description


21.1     Registrant's Subsidiaries

23.1     Consent of KPMG LLP

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  Exhibit 21.1



Antigua Cement, Ltd.
Antigua Heavy Constructors, Ltd.
Antigua Masonry Products, Ltd.
Bahamas Construction and Development, Ltd.
Bouwbedrijf Boven Winden, N.V.
Caribbean Cement Carriers, Ltd.
Caribbean Masonry Products, Ltd.
Cramer Construction, N.V.
Devcon Caribbean Purchasing Corp.
M21 Industries, Inc.
Proar Construction Materials Company, N.V.
Puerto Rico Crushing Company, Inc.
Societe des Carriers de Grand Case, S.A.R.L.
V.I. Cement and Building Products, Inc.
V.I. Excavation Equipment Rental, LLC

                                  Exhibit 23.1

                              ACCOUNTANTS' CONSENT




The Board of Directors
Devcon International Corp. and Subsidiaries

We consent to incorporation by reference in the registration statements (No. 33-32968 and No. 33-59557) on Form S-8 of Devcon International Corp. and subsidiaries of our report dated February 21, 2003, relating to the consolidated balance sheets of Devcon International Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2002 and the related financial statement schedule, which report appears in the December 31, 2002 annual report on Form 10-K of Devcon International Corp. and subsidiaries.


/s/ KPMG LLP


Fort Lauderdale, Florida
February 21, 2003

                                  Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                                                         U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Devcon International Corp. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jan
A. Norelid, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    March 4, 2003                               /s/ Jan A. Norelid
                                                         Jan A. Norelid
                                                         Chief Financial Officer

                                  Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                              U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Devcon International Corp. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald L. Smith, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    March 4, 2003                               /s/ Donald L. Smith, Jr.
                                                         Donald L. Smith, Jr.
                                                         Chief Executive Officer