Form 10-Q
period 2003-03-31
DEVCON INTERNATIONAL CORP
filed 2003-05-15
CIK 28452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

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

          YES    X                                  NO
               -----                                  -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
          YES                                        NO  X
              -----                                    -----

As of May 1, 2003 the number of shares outstanding of the Registrant's Common Stock was 3,338,473.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES


                                      INDEX

                                                                    Page Number

Part I.           Financial Information:


  Item 1.  Condensed Consolidated Balance Sheets
                  March 31, 2003 and December 31, 2002 (unaudited).........  3-4


                  Condensed Consolidated Statements of Operations
                  Three Months Ended March 31, 2003 and 2002
                  (unaudited)..............................................    5


                  Condensed Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2003 and 2002
                  (unaudited)............................................... 6-7


                  Notes to Condensed Consolidated Financial Statements
                  (unaudited).............................................. 8-13


   Item 2.        Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.............................................. 14-22

   Item 3.        Quantitative and Qualitative Disclosures About Market
                  Risk....................................................    23

   Item 4.        Controls and Procedures.................................    23

Part II.          Other Information.......................................    24


Certifications    ........................................................ 26-27

PART I            Financial Information
--------------------------------------------------------

Item 1.  Financial Statements

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                      March 31, 2003 and December 31, 2002
                                   (Unaudited)

                                                                         March 31,                  December 31,
                                                                          2003                          2002
                                                                    ---------------               --------------
Assets

Current assets:
   Cash and cash equivalents                                            $  9,385,817                $  8,977,293
   Receivables, net                                                       10,773,610                  12,261,687
   Costs and estimated earnings
      in excess of billings                                                1,631,091                   1,990,353
   Inventories                                                             4,302,032                   4,416,278
   Prepaid expenses and other current assets                                 644,070                     667,174
                                                                      --------------              --------------

         Total current assets                                             26,736,620                  28,312,785

Property, plant and equipment, net:
   Land                                                                    1,462,068                   1,462,068
   Buildings                                                               1,111,954                   1,111,954
   Leasehold improvements                                                  2,953,856                   3,494,392
   Equipment                                                              50,833,354                  53,109,586
   Furniture and fixtures                                                    727,167                     712,124
   Construction in process                                                   817,892                     744,448
                                                                      --------------                 -----------
                                                                          57,906,291                  60,634,572

Less accumulated depreciation                                            (31,439,830)                (30,606,467)
                                                                        ------------                ------------

         Total property, plant & equipment, net                           26,466,461                  30,028,105


Investments in unconsolidated
   joint ventures and affiliates                                             377,609                     373,251
Receivables, net                                                           8,657,102                   8,460,887
Other assets                                                               1,585,363                   1,262,333
                                                                       -------------               -------------

         Total assets                                                    $63,823,155                 $68,437,361
                                                                         ===========                 ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                      March 31, 2003 and December 31, 2002
                                   (Unaudited)
                                   (Continued)


                                                                         March 31,                  December 31,
                                                                          2003                          2002
                                                                    ---------------               --------------
Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable, trade and other                                   $  4,432,697                $  4,131,087
    Accrued expenses and other liabilities                                 3,589,557                   3,197,545
    Line of credit                                                             -                          11,000
    Current installments of long-term debt                                   343,321                     378,500
    Billings in excess of costs and estimated earnings                       107,512                       1,958
    Income taxes payable                                                     948,552                     933,734
                                                                       --------------              -------------
         Total current liabilities                                         9,421,639                   8,653,824

Long-term debt, excluding current installments                             2,357,274                   2,334,974
Deferred income taxes                                                         38,379                      65,356
Other long-term liabilities                                                3,383,453                   2,357,952
                                                                        -------------              -------------

         Total liabilities                                                15,200,745                  13,412,106

Stockholders' equity:
    Common stock, $0.10 par value. Authorized
    15,000,000 shares, issued 3,550,269 in 2003
    and 3,591,269 in 2002 , outstanding 3,351,573
    in 2003 and 3,469,169 shares in 2002                                     355,026                     359,126
    Additional paid-in capital                                             9,592,136                   9,704,937
    Accumulated other comprehensive loss -
       cumulative translation adjustment                                  (1,457,083)                 (1,611,983)
    Retained earnings                                                     41,496,382                  47,417,954
    Treasury stock, at cost, 198,696 and 122,100
       Shares in 2003 and 2002, respectively                              (1,364,051)                   (844,779)
                                                                        ------------                 -----------

         Total stockholders' equity                                       48,622,410                  55,025,255
                                                                         -----------                ------------

Commitments and contingencies

         Total liabilities and stockholders' equity                      $63,823,155                 $68,437,361
                                                                         ===========                 ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                                         March 31,                    March 31,
                                                                          2003                          2002
                                                                    ---------------               --------------

Materials revenue                                                       $  8,607,767                $  8,957,566
Construction revenue                                                       3,454,867                   4,428,657
                                                                       -------------               -------------
         Total revenue                                                    12,062,634                  13,386,223

Cost of materials                                                         (7,701,398)                 (7,840,538)
Cost of construction                                                      (3,964,954)                 (3,522,801)
                                                                       -------------               -------------
      Gross profit                                                           396,282                   2,022,884

Operating expenses:
     Selling, general and administrative expenses                          4,345,176                   2,857,250
     Impairment of long-lived assets                                       2,859,235                       7,423
                                                                       -------------             ---------------

         Operating loss                                                   (6,808,129)                   (841,789)

Other income (expense):
      Joint venture equity gain                                                  403                       1,074
      Gain on sale of equipment and property                                   6,413                      85,448
      Gain on sale of business                                                  -                      1,048,395
      Interest expense                                                       (36,705)                    (75,848)
      Interest income                                                        957,028                   1,015,642
                                                                      --------------                ------------
                                                                             927,139                   2,074,711
                                                                      --------------                ------------

         (Loss) income before income taxes                                (5,880,990)                  1,232,922

Income tax benefit (expense)                                                 256,963                    (295,535)
                                                                     ---------------               -------------
      Net (loss) income                                                $  (5,624,027)               $    937,387
                                                                       ==============               ============

(Loss) earnings per share
Basic                                                             $           (1.63)             $          0.26
                                                                  ==================             ===============
Diluted                                                           $           (1.63)             $          0.24
                                                                  ==================             ===============

Weighted average number of shares outstanding
Basic                                                                      3,455,962                   3,588,336
                                                                      ==============                 ============
Diluted                                                                    3,455,962                   3,895,711
                                                                      ==============                ============

See accompanying notes to unaudited condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                         March 31,                    March 31,
                                                                          2003                          2002
                                                                    ---------------               --------------
Cash flows from operating activities:
Net (loss) income                                                        $(5,624,027)               $    937,387
   Adjustments to reconcile net income
       to net cash provided by operating activities:
   Depreciation and amortization                                           1,513,753                   1,200,876
   Deferred income taxes benefit                                            (276,521)                    (54,747)
   Provision for doubtful accounts and notes                                 249,686                      72,127
   Impairment of long-lived assets                                         2,859,235                       7,423
   Gain on sale of equipment and property                                     (6,413)                    (85,448)
   Gain on sale of business                                                   -                       (1,048,395)
   Joint venture equity gain                                                    (403)                     (1,074)
Changes in operating assets and liabilities:
   (Decrease) increase in receivables                                       (894,468)                    258,263
   Decrease (increase) in costs and estimated
       earnings in excess of billings                                        359,262                  (1,026,339)
   Decrease in inventories                                                   133,929                     237,549
   Decrease in prepaid expenses and
       other current assets                                                   51,568                      84,678
   Increase in other assets                                                 (101,950)                    (22,461)
   Increase (decrease) in accounts payable,
       accruals and other liabilities                                        693,459                    (326,253)
   Increase (decrease) in billings in excess
       of costs and estimated earnings                                       105,554                     (21,012)
   Increase in income taxes payable                                           14,818                     317,733
   Increase in other long-term liabilities                                 1,025,501                      97,832
                                                                         ------------               ------------
Net cash provided by operating activities                                $   102,983                  $  628,139
                                                                         -----------                  ----------

Cash flows from investing activities:
   Purchases of property, plant and equipment                            $  (731,112)                 $ (609,881)
   Proceeds from sale of property and equipment                               15,881                       6,149
   Payments received on notes                                              2,098,684                     591,553
   Investment in unconsolidated joint ventures                                (3,955)                    -
   Issuance of notes                                                        (124,421)                   (164,500)
                                                                       --------------               ------------

Net cash provided by (used in) investing activities                      $ 1,255,077                 $  (176,679)
                                                                         ------------                -----------

See accompanying notes to unaudited condensed consolidated financial statements.
                                       6

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)
                                   (Continued)

                                                                           March 31,                    March 31,
                                                                             2003                          2002
                                                                         ------------               --------------
Cash flows from financing activities:
   Proceeds from issuance of stock                                      $     77,880              $       17,100
   Purchase of treasury stock                                             (1,011,598)                    (32,500)
   Proceeds from debt                                                       -                            -
   Principal payments on debt                                                (12,879)                   (176,207)
   Net repayments of credit lines                                            (11,000)                      -
                                                                        --------------              -------------

Net cash used in financing activities                                   $   (957,597)               $   (191,607)
                                                                        --------------              --------------

Effect of exchange rate changes on cash                                        8,061                       6,931
Net increase in cash and cash equivalents                               $    408,524                $    266,784

Cash and cash equivalents, beginning of period                             8,977,293                   7,994,327
                                                                        -------------               ------------

Cash and cash equivalents, end of period                                $  9,385,817                 $ 8,261,111
                                                                        =============                ===========

Supplemental disclosures of cash flow information


       Cash paid for:

          Interest                                                     $      35,775                $     80,994
                                                                       =============                =============

          Income taxes                                                $        3,750                $     18,168
                                                                      ===============               ============


Supplemental disclosures of non-cash investing activities:

       Receipt of notes in settlement
          of receivables                                                 $ 1,630,709                    $724,439
                                                                         ============                   ========

       Translation gain (loss) adjustment                               $    154,900                  $  (67,999)
                                                                        =============                 ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                   DEVCON INTERNATIONAL CORP. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of Devcon International Corp. and its majority-owned subsidiaries (the "Company"). The accounting policies followed by the Company are set forth in Note (l) to the Company's financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 Form 10-K"). The unaudited condensed financial statements for the three months ended March 31, 2003 and 2002 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2003 and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 and 2002 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company's 2002 Form 10-K.

Earnings Per Share

Basic earnings-per-share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, by application of the treasury stock method. In 2003, the dilutive potential common shares were not included in the computation of diluted earnings per share, because the inclusion of the options would be antidilutive. Certain options were not included in the 2002 computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares.

                                           March 31, 2003                                March 31, 2002
                                     Option price          Options                Option price          Options
                                    From        To       outstanding             From        To       outstanding
                                    ----       ----      -----------             ----       ----      -----------
Anti-dilutive options                1.50       6.81       723,500                -          -             -
Included options                      -          -            -                  1.50       5.50        555,100
Not included options                 7.00       9.38        40,295               6.25      14.00        246,795


         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)



Weighted average number of shares outstanding                           Three Months Ended March 31,
                                                                            2003                         2002
                                                                       ------------                  -----------
Basic                                                                      3,455,962                   3,588,336
Effect of dilutive securities: Options                                         -                         307,375
                                                                      --------------                  ----------
Diluted                                                                    3,455,962                   3,895,711

For additional disclosures regarding the employee stock options, see the 2002
Form 10-K.

Stock-based compensation

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees and Related Interpretations." No stock-based compensation cost is reflected in net (loss) income for these plans, as all options granted under these plans had an exercise price equal to or higher than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and (loss) income per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to stock based compensation:

                                                                            Three Months Ended March 31,
                                                                          2003                          2002
                                                                      --------------               -----------

Net (loss) income, as reported                                        $(5,624,027)                 $  937,387
Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of taxes                                           (24,750)                    (24,256)
                                                                      --------------                -----------
Net (loss) income, as adjusted                                        $(5,648,777)                 $  913,131

(Loss) earning per share:
   Basic, as reported                                                      $(1.63)                      $0.26
   Diluted, as reported                                                     (1.63)                       0.24
   Basic, as adjusted                                                       (1.63)                       0.25
   Diluted, as adjusted                                                     (1.63)                       0.23

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

Comprehensive (Loss) Income

The Company's total comprehensive (loss) income, comprised of net (loss) income and foreign currency translation adjustments, for the three months ended March 31, 2003 and 2002 was as follows:

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)


                                                                              Three Months Ended March 31,
                                                                           2003                          2002
                                                                      --------------                 -----------
Net (loss) income                                                        $(5,624,027)                 $  937,387
Other comprehensive income (loss)
  - foreign currency transaction adjustments                                 154,900                     (67,999)
                                                                       -------------                 -----------
       Total comprehensive (loss) income                                $ (5,469,127)                 $  869,388
                                                                        ============                  ==========

Segment Reporting

The following sets forth the revenue and income before income taxes for each of the Company's business segments for the three months ended March 31, 2003 and 2002:

                                                                              Three Months Ended March 31,
                                                                          2003                          2002
                                                                    ---------------               --------------
Revenue (including inter-segment)
    Materials                                                           $  8,734,764                $  9,320,852
    Construction                                                           3,517,055                   4,437,908

    Elimination of inter-segment                                            (189,185)                   (372,537)
                                                                       --------------              -------------

       Total revenue                                                     $12,062,634                 $13,386,223
                                                                         ===========                 ===========

Operating (loss) income
     Materials                                                           $(4,574,000)               $   (837,000)
     Construction                                                         (1,097,000)                    324,000
     Unallocated corporate overhead                                       (1,137,129)                   (328,789)
                                                                       --------------               ------------

        Total operating loss                                              (6,808,129)                   (841,789)

Other income, net                                                            927,139                   2,074,711
                                                                       -------------               -------------

(Loss) income before income taxes                                        $(5,880,990)                $ 1,232,922
                                                                         ============                ===========


Retirement and severance expense

Included in selling, general and administrative expenses the Company recorded retirement and severance expense during the quarters ended March 31, 2003 and 2002 as follows.

                                                                              Three Months Ended March 31,
                                                                           2003                          2002
                                                                      --------------                 -----------
Accrual of benefit obligations                                             $ 405,755                   $ 137,874
One time termination benefits                                                187,381                       -
Other severance                                                              338,931                       8,599
                                                                          ----------                ------------
       Total                                                               $ 932,067                   $ 146,473
                                                                           =========                   =========

Impairment of long-lived assets

The Company recorded impairment expense of $2.9 million in the quarter. This consisted of the following items:

         St. Martin crusher & concrete operations                   $2,119,000
         Sint Maarten block plant                                      232,014
         Aguadilla crusher plant                                       438,080
         Other assets                                                   70,141
                                                                    -----------
         Total                                                      $2,859,235

The St. Martin/Sint Maarten operations were determined to be impaired due to continuing losses. The Company cannot at this point project sufficient future earnings to cover the long-lived assets. An impairment charge of $2,119,000 was recorded to write down the St. Martin crusher and concrete plant to their estimated fair value, using an estimated probable sales price as determinant of the value. Management is reviewing its alternatives and has not yet made a decision about future operational changes. The Sint Maarten concrete and aggregate sales operations have an estimated fair value in excess of recorded long-lived assets, and therefore no impairment was recorded for this part of the business. The Sint Maarten block plant was impaired and an operational decision has been made to close the plant and dismantle it within a short time. The Company is currently importing part of its need for blocks from Devcon plants on other islands.

The plant in Aguadilla, Puerto Rico, is leased to a third party, whose extraction permit was cancelled in February this year. On April 10, the lessee asked for a moratorium on payments, at the same time as he gave notice of the extraction permit being cancelled. As a result of these actions, management's expectation of future cash flows and the fact that the only source of revenue for the plant has come from the lessee, the Company recorded an impairment charge of $438,080 to write down the plant to its estimated fair value.

The Company has two batch plants on Antigua and has decided to consolidate its operations to the main facility. This is estimated to take place in the second quarter of this year. Accordingly, the installation cost of the plant that is being moved will be depreciated through its relocation date and the plant that will be functioning as a spare plant will have its book value depreciated through accelerated depreciation to its estimated fair value. The Company estimates that the depreciation, impairment and moving costs to be incurred in the second quarter are approximately $335,000.

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS 143 on January 1, 2003. The adoption of SFAS 143 in the first quarter 2003 did not have a material effect on the Company's financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS 145 in the first quarter 2003 did not have a material effect on the Company's financial position and results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 is effective for the Company for disposal activities initiated after December 31, 2002. The adoption of SFAS 146 in the first quarter of 2003 did not have a material impact on the Company's financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options and has adopted the disclosure requirements of SFAS 148 in the notes to these unaudited condensed consolidated financial statements. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The Financial Accounting Standards Board recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard it is are currently deliberating, which it believes will become effective on January 1, 2004. The Company will continue to monitor the progress on the issuance of this standard as well as evaluate the Company's position with respect to current guidance.

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" ("FIN 45"). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position and results of operations.

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

Contingent Liabilities

Details regarding the Company's other contingent liabilities are described fully in the Company's 2002 Form 10-K. During 2003, there have been no material changes to the Company's contingent liabilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, as well as the financial statements and related notes included in the Company's 2002 Form 10-K. Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a safe harbor for forward-looking statements made by or on behalf of the Corporation. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe," "expect," "intend," "estimate," "anticipate," "will," and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act.

The forward-looking statements are and will be based upon our management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risks and uncertainties. Actual results, including our revenues from both our Construction and Materials divisions, expenses, gross margins, cash flows, financial condition, and net income, as well as factors such as our competitive position, inventory levels, backlog, the demand for our products and services, customer base and the liquidity and needs of our customers, may differ materially from those contemplated by the forward-looking statements or those currently being experienced by the Company for a number of reasons, including but not limited to:

o The strength of the construction economies on various islands in the Caribbean, primarily in the United States Virgin Islands, Sint Maarten, St. Martin, Antigua and Puerto Rico. Our business is subject to economic conditions in our markets, including recession, inflation, deflation, general weakness in construction and housing markets, and changes in infrastructure requirements.

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

o Changes in estimation of fair values of long-lived assets and their retirement obligations due to changes in the used equipment market could have a material effect on the consolidated financial statements.

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

o Increased competition. The Materials division operates in markets that are highly competitive on the basis of price and quality. We compete with local suppliers of ready-mix, and foreign suppliers of aggregates and concrete block. Competition from certain of these manufacturers has intensified in recent years and is expected to continue. The Construction division has local and foreign competitors in its markets. Customer and competitive pressures sometimes have an adverse effect on our pricing.

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

Critical Accounting Policies and Estimates

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company believes its most significant accounting policies are related to the following areas: estimations of cost to complete construction contracts, allowance for credit losses, loss reserves for inventories, estimation of fair value of long-lived assets and their retirement obligations, accruals for deferred compensation agreements, Antiguan tax assessment evaluation, tax on un-repatriated earnings, valuation of the Antigua and Barbuda Government notes and the valuation allowance of deferred taxes. Details regarding the Company's use of these policies and the related estimates are described fully in the Company's 2002 Form 10-K. During 2003, there have been no material changes to the Company's significant accounting policies that impacted the Company's financial condition or results of operations.

Comparison of Three Months Ended March 31, 2003 with Three Months Ended March 31, 2002

Revenue

The Company's revenue during the first quarter of 2003 was $12.1 million as compared to $13.4 million during the same period in 2002. This 9.9 percent decrease was due to a decrease of $350,000 in materials revenue and $974,000 in construction revenue.

The Company's materials division revenue decreased 3.9 percent to $8.6 million during the first quarter of 2003 as compared to $9.0 million for the same period in 2002, primarily due to a decrease in aggregates volumes sold on St. Croix and Puerto Rico, resulting from weakening of their construction industries, offset to a lesser extent by increased sales on Antigua.

Revenue from the Company's construction division decreased 22.0 percent to $3.5 million during the first quarter of 2003 as compared to $4.4 million for the same period in 2002. This decrease is the result of the cycle of the construction contracts, where the volume during the first quarter of 2003 was lower than in the same period of 2002. Additionally, the Company had larger revenue from a specific contract in the Bahamas in the first quarter of 2002 as compared to the same period in 2003, as this contract is coming to its end. The Company's backlog of unfilled portions of land development contracts at March 31, 2003 was $9.9 million, involving 9 contracts. The backlog of two contracts for a project in the Bahamas amounted to $2.9 million. A Company subsidiary and the President are minority partners of the entity developing this project. The Company expects that most of these contracts will be completed during this year. During the first quarter of this year, the Company increased its backlog by entering into four agreements for a total of $7.1 million. The Company is actively bidding and negotiating additional projects in various areas of the Caribbean. The Company cannot currently determine whether demand for this division's services will increase, decrease or remain the same throughout 2003.

Cost of Materials
Cost of materials as a percentage of materials revenue increased to 89.5 percent during the first quarter of 2003 as compared to 87.5 percent in the same period in 2002. This was the result of a decrease in revenue with stable fixed costs in St. Croix and Puerto Rico, offset by improved margins in Antigua.

Cost of Construction

Cost of construction as a percentage of construction revenue increased to 114.8 percent during the first quarter of 2003 from 79.5 percent during the same period in 2002. This increase is primarily attributable to additional costs incurred for the construction of the golf course on Exuma, Bahamas that were not contemplated in the contract, and the elimination of a portion of the contract from estimation-of-contract-performance measurement due to uncertainties surrounding the engineering design and related costs. The dredging equipment was idle during the quarter, and the increased cost of construction as a percent of revenue was also dependent of the varying profitability levels of individual contracts and the stage of completion of such contracts.

Operating Expenses

Selling, general and administrative expense ("SG&A expense") increased by 52.1 percent to $4.3 million for the first quarter of 2003 from $2.9 million for the same period in 2002. The increase in SG&A expense was primarily due to retirement and severance expense, termination of consulting agreements, increased depreciation, bad debt expense and foreign exchange losses, offset to a lesser extent by reduced labor expense. The Company experienced other immaterial increases and decreases that effectively offset each other. As a percentage of revenue, SG&A expense increased to 36.0 percent during the first quarter as compared to 21.3 percent for the same period last year. The Company recorded retirement and severance expense of $932,000 in the quarter compared to $146,000 in the same period in 2002, as a result of the Company providing severance and retirement benefits to certain employees and the accretion of previously established benefit obligations. Part of this expense will be paid out over several years.

The Company recorded impairment expense of $2.9 million in the quarter. This consisted of the following items:

         St. Martin crusher & concrete operations                    $2,119,000
         Sint Maarten block plant                                       232,000
         Aguadilla crusher plant                                        438,000
         Other assets                                                    70,000
                                                                     -----------
         Total                                                       $2,859,000

The St. Martin/Sint Maarten operations were determined to be impaired due to continuing losses. The Company cannot at this point project sufficient future earnings to cover the long-lived assets. An impairment charge of $2,119,000 was recorded to write down the St. Martin crusher and concrete plant to their estimated fair value, using an estimated probable sales price as determinant of the value. Management is reviewing its alternatives and has not yet made a decision about future operational changes. The Sint Maarten concrete and aggregate sales operations have an estimated fair value in excess of recorded long-lived assets, and therefore no impairment was recorded for this part of the business. The Sint Maarten block plant was impaired and an operational decision has been made to close the plant and dismantle it within a short time. The Company is currently importing part of its need for blocks from Devcon plants on other islands.

The plant in Aguadilla, Puerto Rico, is leased to a third party, whose extraction permit was cancelled in February this year. On April 10, the lessee asked for a moratorium on payments, at the same time as he gave notice of the extraction permit being cancelled. As a result of these actions, management's expectation of future cash flows and the fact that the only source of revenue for the plant has come from the lessee, the Company recorded an impairment charge of $438,000 to write down the plant to its estimated fair value.

The Company has two batch plants on Antigua and has decided to consolidate its operations to the main facility. This is estimated to take place in the second quarter of this year. Accordingly, the installation cost of the plant that is being moved will be depreciated through the relocation date and the plant that will be functioning as a spare plant will have its book value depreciated through accelerated depreciation to its estimated fair value. The Company estimates that the depreciation, impairment and moving costs to be incurred in the second quarter are approximately $335,000.

Operating Loss

The Company had an operating loss of $6.8 million for the first quarter of 2003, compared to $842,000 for the same period in 2002. The Company's materials division operating loss was $4.6 million during the first quarter of 2003 compared to $837,000 during the same period in 2002. This increase in operating loss is primarily attributable to impairment of assets in St. Martin and other islands of $2.9 million, to losses on St. Martin and St. Croix and to accrual of retirement and severance costs on Antigua.

The Company's construction division had an operating loss of $1.1 million during the first quarter of 2003 compared to operating income of $324,000 during the same period in 2002. This decrease was attributable to additional construction costs on contracts in the Bahamas, idle dredge equipment, varying profitability levels of individual contracts, and the stage of completion of such contracts.

Other Income (Expenses)

At the time of sale of the operations in Dominica in 2000, the Company entered into a profit and loss participation agreement until March 31, 2002. During this time the gain on the sale of the operations were deferred, and in the first quarter of 2002 the Company recognized a gain of $1.0 million. Gain on sale of equipment and property was $6,000 compared to $85,000 for the same period in 2002. Interest income decreased in the first quarter of 2003 to $957,000 compared to $1.0 million for the same period in 2002, primarily due to an decrease in the interest recognized on the note receivable from the Government of Antigua, offset to a lesser extent by an increase of interest income from financed construction projects.

Income Taxes

The Company operates in various tax jurisdictions with various tax rates, and, depending on where profits or losses are recognized during the period, the effective tax rate will vary. In certain jurisdictions certain income is not taxable, and in certain jurisdictions, the Company enjoys certain tax exemptions. The effective tax benefit rate for the first quarter of 2003 was 4.4 percent as compared to a tax rate of 24.0 percent for the same period in 2002, due to establishment of a valuation allowance on net operating losses created during the quarter.

Net Income

The Company had a net loss of $5.6 million during the first quarter of 2003 as compared to net income of $937,000 during the same period in 2002.

Liquidity and Capital Resources

The Company generally funds its working capital needs from operations and bank borrowings. In the land development construction business, the Company must expend considerable funds for equipment, labor and supplies to meet the needs of particular projects. The Company's capital needs are greatest at the start of any new contract, since the Company generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is usually withheld as retainage until all work is complete, further increasing the need for capital. During the first quarter of 2003, the Company provided long-term financing in the amount of $1.6 million to certain customers who utilized its land development construction services and purchased materials. The outstanding balances of the previously financed construction services and materials totaled $4.5 million as of March 31, 2003, all of which is due to be paid within the next three years. The Company has also provided financing for other business ventures from time to time. With respect to the Company's materials division, accounts receivable are typically outstanding for a minimum of 60 days and in some cases much longer.

The nature of the Company's business requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs of such equipment. These purchases of equipment should result in cash expenditures of approximately $3.0 million during 2003. The Company has, since the beginning of 2000, funded most of these expenditures out of its current working capital. Management believes the cash flow from operations, existing working capital, and funds available from lines of credit will be adequate to meet the Company's needs during the next 12 months. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases, however, since 2001 there are no outstanding amounts owed to these lenders. Management believes it has significant collateral and financial stability to be able to obtain significant financing, should it be required, though no assurance can be made.

As of March 31, 2003, the Company's liquidity and capital resources included cash and cash equivalents of $9.4 million and working capital of $17.3 million. As of March 31, 2003, total outstanding liabilities were $15.2 million. As of March 31, 2003, the Company had available lines of credit totaling $1.4 million.

Cash flows provided by operating activities for the three months ended March 31, 2003 were $103,000 compared to $628,000 for the same period in 2002. The primary source of cash for the first three months in 2003 was an increase in other long-term liabilities of $1.0 million and an increase in accounts payable, accrual and other liabilities of 693,000, offset to a lesser extent by a decrease in receivables of $894,000.

Net cash provided by investing activities was $1.3 million in the first three months of 2003. Purchases of property, plant and equipment were $731,000. The Company issued new notes receivable for $124,000 and receipts on notes receivable were $2.1 million. Net cash used in financing activities was $958,000 for the first three months of 2003, consisting primarily of the purchase of treasury stock.

The Company's accounts receivable averaged 54 days of sales outstanding as of March 31, 2003. This is a slight increase compared to 53 days at the end of December 2002. The Company's materials segment slowed down to 58 days as compared to 50 days at the end of last quarter, mainly due to delayed payments in St. Croix and Puerto Rico. The construction segment has improved substantially to 43 days as compared to 61 days at the end of last year. The improvement was primarily due to the reclassification of certain accounts receivable balances to notes receivable in the beginning of the year. Also, due to the recent start of new construction projects, amounts invoiced to customers have been lower this quarter. The Company does not consider notes receivable in this calculation.

The Company has an unsecured credit line of $1.0 million with a bank in Florida. The credit line expires in May 2003 and the bank can also demand repayment of the loan and cancellation of the overdraft facility, if certain financial or other covenants are in default. The Company is in compliance with the covenants as of March 31, 2003. The Company has requested a renewal of the credit line. There was no outstanding balance as of March 31, 2003.
The interest rate on indebtedness outstanding under the credit line is at a rate variable with LIBOR.

The Company has borrowed approximately $2.1 million from the Company President. The note is unsecured and bears interest at the prime rate. Three hundred thousand is due on demand, and $1.8 million is due on July 1, 2004. The President has the option of making the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires
15.0 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15.0 percent or more of the common stock.

The Company entered into an agreement with the Company President in September 2000, whereby Mr. Smith shall receive a retirement benefit. The accrued liability as of March 31, 2003 was $1.6 million. The Company estimates that the total accrual will be sufficient to cover its obligations under the aforementioned agreement.

In September 2001, the Company decided to stop its operations on Aguadilla, Puerto Rico. The plant in Aguadilla, Puerto Rico, is leased to a third party, whose extraction permit was cancelled in February this year. On April 10, the lessee asked for a moratorium on payments, at the same time as he gave notice of the extraction permit being cancelled. As a result of these actions and the fact that the only source of revenue for the plant has come from the lessee, the Company recorded an impairment charge of $438,000 to write down the plant to its estimated fair value.

As part of the 1995, subsequently renegotiated in 1999, acquisition of Societe des Carrieres de Grand Case ("SCGC"), a French company operating a ready-mix concrete plant and quarry in St. Martin, the Company agreed to pay the quarry owners, who were also the owners of SCGC, a royalty payment of $550,000 per year through July 2004 and rent of $50,000 per year through July 2005. The agreements may be renewed, at the Company's option, for a successive five-year period and would require annual payments of $550,000 and $50,000 per year, respectively. At the end of the 15-year royalty period, the Company has the option to purchase this 50-hectare property for $4.4 million.

Receivables at March 31, 2003 include a net balance of $6.3 million, consisting of promissory notes due from the Government of Antigua and Barbuda, of which $5.7 million is classified as a long-term receivable. The gross balance of the notes is $28.9 million. The notes were restructured on April 28, 2000 and call for both quarterly and monthly principal and interest payments until maturity in 2015. The notes are paid from agreed upon sources, which consist of lease proceeds from the rental of a United States military base, fuel tax revenue, proceeds from a real estate venture and other sources. Receipts recorded for the three months ended March 31, 2003 were $1.4 million, of which $596,000 was recorded as reduction of principal. This amount was $521,000 in excess of projected reduction of principal, due to payments made in the first quarter by the Government of Antigua and Barbuda for past due amounts.

During the second quarter of 2002, the Company issued a construction contract performance guarantee together with one of the Company's customers for $5.1 million. The Company issued a letter of credit for $500,000 as collateral for the transaction and has not yet had any expenses in connection with this transaction. The construction project is estimated to be finished within two years from its commencement and the guarantee expires two years after completion. The Company received an up front fee of $154,000, and has recognized a receivable for an additional $52,000. At the same time, a long-term liability of the total amount has been recorded, which may be recognized to income, once it is determined that no liability exists for the project, less any amounts paid by us in connection with the performance guarantee.

Repurchase of Company Shares

On August 9, 2002 the Board of Directors ("Board") approved a plan for the Company to purchase Company shares in the open market for up to $3.0 million. The timing of share repurchases, the actual number of shares purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and other considerations which may in the opinion of the Board or management affect the advisability of purchasing Devcon shares. The Company repurchased 146,996 shares through March 31, 2003 at an average price of $6.88. As of March 31, 2003 the Company had 198,696 shares of treasury stock as compared to 122,100 as of December 31, 2002.

Related Party Transactions

The Company has certain transactions with some of the Directors or employees. Details regarding the Company's transactions with related parties are described fully in the Company's 2002 Form 10-K. In April of 2003, the Company purchased 12,000 shares of Company stock from a director at the prevailing market rate.

As of January 1, 2003, the Company entered into a payment deferral agreement with a resort project in the Bahamas, in which the President and a Company subsidiary are minority partners. The loan agreement calls for 50 percent deferral of payments due for construction contract obligations incurred after November 1, 2002, up to a maximum of $2.5 million. Several notes, which are guaranteed, partly or in full, by owners of the project, will evidence the loan and the President of the Company has issued a personal guarantee for the total amount due to the Company as of March 31, 2003. There have been no other material changes to the Company's related party transactions.

The Company has a $28.0 million construction contract with an entity in the Bahamas. The President and a subsidiary of the Company are minority shareholders in the entity, owning 11.3 percent and 1.2 percent, respectively. Mr. Smith, the President, is also a member of the entity's managing committee. Management believes the contract has been entered into at arm's length and at terms and conditions that the Company would offer its other customers. Prices established for the work are dependent on market conditions and unique conditions to the environment of the Bahamas. In connection with this contract, the Company recorded revenue of $8.4 million during 2002, and $721,000 during the first quarter of 2003. The backlog on the contract as of March 31, 2003 was $2.7 million. As of March 31, 2003 the Company had trade and notes receivables from the venture of approximately $2.1 million and the cost and estimated earnings in excess of billings was $905,000. Mr. Smith has guaranteed the payment of the receivables from the entity, up to a maximum of $2.5 million.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and participation of the Company's Chief Executive Officer and Chief Financial Officer (the "Officers") of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included the in the Company's periodic SEC filings, including this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

              (b) Reports on Form 8-K:

              The Company filed form 8-K on March 5, 2003 given information about other events, including a new executive committee and hiring of consultants. The Company filed form 8-K on May 13, 2003 giving information about earnings and an upcoming conference call with analysts.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:     May 15, 2003                                     /S/ JAN A. NORELID
                                                          -------------------
                                                             Jan A. Norelid
                                                        Vice President - Finance

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date:  May 15, 2003                                  /s/ Donald L. Smith, Jr.
                                                           Donald L. Smith, Jr.
                                                           President and
                                                           Chairman of the Board

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date:  May 15, 2003                                       /s/ Jan A. Norelid
                                                                Jan A. Norelid
                                                         Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Exhibit Description

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                              U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Devcon International Corp. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jan A. Norelid, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    May 15, 2003                                        /s/ Jan A. Norelid
                                                                 Jan A. Norelid
                                                        Chief Financial Officer

                                  Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                                                         U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Devcon International Corp. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald
L. Smith, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The report fully complies with the requirements of section 13
                  (a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    May 15, 2003                                  /s/ Donald L. Smith, Jr.
                                                           Donald L. Smith, Jr.
                                                       Chief Executive Officer