Form 10-Q
period 2003-07-31
DEVCON INTERNATIONAL CORP
filed 2003-08-12
CIK 28452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

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

                            YES       X                           NO   ______
                                    -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
                            YES                                   NO     X
                                    -----                              ------

As of August 4, 2003 the number of shares outstanding of the Registrant's Common Stock was 3,316,373.

                                        2
Intentionally left blank

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES


                                      INDEX

                                                                     Page Number

Part I.     Financial Information:


   Item 1.  Condensed Consolidated Balance Sheets
            June 30, 2003 and December 31, 2002 (unaudited)...............  4-5


            Condensed Consolidated Statements of Operations Three and Six
            Months Ended June 30, 2003 and 2002 (unaudited)...............   7


            Condensed Consolidated Statements of Cash Flows Six Months Ended
            June 30, 2003 and 2002 (unaudited)............................  8-9


            Notes to Condensed Consolidated Financial Statements
           (unaudited).................................................... 10-16


   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations......................................... 17-27

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....  28

   Item 4.  Controls and Procedures.......................................   28

Part II.    Other Information............................................. 29-30

PART I            Financial Information
--------------------------------------------------------

Item 1.  Financial Statements

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                       June 30, 2003 and December 31, 2002
                                   (Unaudited)

                                                                         June 30,                   December 31,
                                                                          2003                          2002
                                                                    ---------------               --------------
Assets

Current assets:
   Cash and cash equivalents                                            $  7,316,047                $  8,977,293
   Accounts and notes receivables, net                                    13,167,049                  12,261,687
   Costs and estimated earnings
      in excess of billings                                                1,509,449                   1,990,353
   Inventories                                                             3,939,744                   4,416,278
   Prepaid expenses and other current assets                               1,215,524                     667,174
                                                                    ----------------              --------------

         Total current assets                                             27,147,813                  28,312,785

Property, plant and equipment, net:
   Land                                                                    1,432,068                   1,462,068
   Buildings                                                                 936,954                   1,111,954
   Leasehold improvements                                                  3,271,404                   3,494,392
   Equipment                                                              50,199,394                  53,109,586
   Furniture and fixtures                                                    733,199                     712,124
   Construction in process                                                   653,486                     744,448
                                                                      --------------                 -----------
                                                                          57,226,505                  60,634,572

Less accumulated depreciation                                            (31,830,088)                (30,606,467)
                                                                        ------------                ------------

         Total property, plant & equipment, net                           25,396,417                  30,028,105


Investments in and advances to
   unconsolidated joint ventures and affiliates                              374,460                     373,251
Notes receivables, net                                                    10,193,908                   8,460,887
Other assets                                                               1,647,385                   1,262,333
                                                                       -------------               -------------

         Total assets                                                    $64,759,983                 $68,437,361
                                                                         ===========                 ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                       June 30, 2003 and December 31, 2002
                                   (Unaudited)
                                   (Continued)


                                                                         June 30,                   December 31,
                                                                          2003                          2002
                                                                    ---------------               --------------
Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable, trade and other                                   $  4,784,369                $  4,131,087
    Accrued expenses and other liabilities                                 3,551,470                   3,197,545
    Line of credit                                                           131,000                      11,000
    Current installments of long-term debt                                   342,895                     378,500
    Billings in excess of costs and estimated earnings                        79,778                       1,958
    Income taxes payable                                                   1,269,326                     933,734
                                                                     ----------------              -------------
         Total current liabilities                                        10,158,838                   8,653,824

Long-term debt, excluding current installments                             2,349,802                   2,334,974
Deferred income taxes                                                         47,081                      65,356
Other long-term liabilities                                                4,001,172                   2,357,952
                                                                        -------------              -------------

         Total liabilities                                                16,556,893                  13,412,106


Stockholders' equity:
    Common stock: $0.10 par value. Authorized
    15,000,000 shares, issued 3,403,173 in 2003
    and 3,591,269 in 2002 , outstanding 3,302,373
    in 2003 and 3,469,169 shares in 2002                                     340,317                     359,126
    Additional paid-in capital                                             9,179,907                   9,704,937
    Retained earnings                                                     40,551,996                  47,417,954
    Accumulated other comprehensive loss -
       cumulative translation adjustment                                  (1,182,196)                 (1,611,983)
    Treasury stock, at cost, 100,800 and 122,100
       shares in 2003 and 2002, respectively                                (686,934)                   (844,779)
                                                                          ----------                 -----------

         Total stockholders' equity                                       48,203,090                  55,025,255
                                                                         -----------                ------------

Commitments and contingencies

         Total liabilities and stockholders' equity                      $64,759,983                 $68,437,361
                                                                         ===========                 ===========

See accompanying notes to unaudited condensed consolidated financial statements

Intentionally left blank

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                Three and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                                           Three Months Ended                Six Months Ended
                                                                    June 30,          June 30,          June 30,         June 30,
                                                                       2003               2002             2003             2002
                                                                ---------------      -------------  --------------    -------------
Materials revenue                                                   $ 10,090,439      $ 9,494,798       $18,698,206     $18,452,364
Construction revenue                                                   4,299,273        4,003,445         7,754,140       8,432,102
                                                                  --------------      -----------      ------------     ------------
      Total revenue                                                   14,389,712       13,498,243        26,452,346      26,884,466

Cost of materials                                                     (8,426,869)      (7,555,964)      (16,128,267)    (15,396,502)
Cost of construction                                                  (3,990,243)      (3,611,058)       (7,955,197)     (7,133,859)
                                                                   --------------    ------------      -------------    ------------
      Gross profit                                                     1,972,600        2,331,221         2,368,882       4,354,105

Operating expenses:
      Selling, general and administrative expenses                    (2,837,909)      (2,774,855)       (7,183,085)     (5,632,105)
      Impairment of assets                                               -                 -             (2,859,235)         (7,423)
                                                                    --------------    ------------      -------------    -----------

         Operating loss                                                 (865,309)        (443,634)       (7,673,438)     (1,285,423)

Other income (deductions):
      Joint venture equity (loss) gain                                    (6,149)           5,260            (5,746)          6,334
      Gain on sale of equipment and property                             225,625           23,022           232,038         108,470
      (Loss) gain on sale of business                                    -                 (7,422)          -             1,040,973
      Interest expense                                                   (44,714)         (76,156)          (81,419)       (152,004)
      Interest income                                                    597,813          977,312         1,554,841       1,992,954
                                                                   -------------     ------------      ------------     ------------
                                                                         772,575          922,016         1,699,714       2,996,727

         (Loss) income before income taxes                               (92,734)         478,382        (5,973,724)      1,711,304

Income tax (expense) benefit                                            (235,379)         (65,949)           21,584        (361,484)
                                                                   --------------   -------------     -------------     ------------
      Net (loss) income                                             $   (328,113)     $   412,433       $(5,952,140)    $ 1,349,820
                                                                    =============     ===========       ============     ===========

(Loss) earnings per share
Basic                                                             $        (0.10)   $         0.11   $        (1.75)   $       0.38
                                                                  ==============    ==============   ==============    =============
Diluted                                                           $        (0.10)   $         0.11   $        (1.75)   $       0.35
                                                                  ==============    ==============   ==============    =============

Weighted average number of shares outstanding
Basic                                                                  3,327,923        3,588,175         3,391,943       3,588,256
                                                                     ===========      ===========       ===========      ===========
Diluted                                                                3,327,923        3,890,624         3,391,943       3,893,168
                                                                     ===========      ===========       ===========      ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                           June 30,                   June 30,
                                                                            2003                        2002
                                                                          -----------               ------------
Cash flows from operating activities:
Net (loss) income                                                        $(5,952,140)               $  1,349,820
   Adjustments to reconcile net (loss) income
       to net cash provided by operating activities:
   Depreciation and amortization                                           2,960,622                   2,433,752
   Deferred income taxes benefit                                            (292,848)                   (155,871)
   Provision for doubtful accounts and notes                                  42,309                     168,543
   Impairment of long-lived assets                                         2,859,235                       7,423
   Gain on sale of equipment and property                                   (232,038)                   (108,470)
   Gain on sale of business                                                   -                       (1,040,973)
   Joint venture equity loss (gain)                                            5,746                      (6,334)
Changes in operating assets and liabilities:
   (Increase) decrease in accounts and notes receivables                  (3,681,492)                    821,050
   Decrease (increase) in costs and estimated
       earnings in excess of billings                                        480,904                  (1,620,724)
   Decrease (increase) in inventories                                        542,982                    (152,675)
   Increase in prepaid expenses and
       other current assets                                                 (558,829)                   (510,868)
   Increase in other assets                                                 (100,000)                    (13,302)
   Increase in accounts payable,
       accruals and other liabilities                                        593,021                     244,940
   Increase (decrease) in billings in excess
       of costs and estimated earnings                                        77,820                    (359,415)
   Increase in income taxes payable                                          335,592                     479,733
   Increase in other long-term liabilities                                 1,643,220                     245,501
                                                                         -----------                 -----------
Net cash (used in) provided by operating activities                      $(1,275,896)                $ 1,782,130
                                                                         -----------                 -----------

Cash flows from investing activities:
   Purchases of property, plant and equipment                            $(1,341,533)                $ (1,307,692)
   Proceeds from sale of property and equipment                              184,932                     160,530
   Payments received on notes                                              2,772,465                   1,065,135
   Investment in unconsolidated joint ventures                                (6,955)                    -
   Issuance of notes                                                        (780,718)                   (236,840)
                                                                         ------------                ------------

Net cash provided by (used in) investing activities                      $   828,191                 $  (318,867)
                                                                         -----------                 -----------

See accompanying notes to unaudited condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)
                                   (Continued)

                                                                           June 30,                     June 30,
                                                                            2003                          2002
                                                                        ------------                 ------------
Cash flows from financing activities:
   Proceeds from issuance of stock                                       $   119,621                $     29,400
   Purchase of treasury stock                                             (1,419,433)                   (127,436)
   Principal payments on debt                                                (20,777)                   (757,490)
   Net borrowings on credit lines                                            120,000                     616,000
                                                                        ------------                 ------------

Net cash used in financing activities                                   $ (1,200,589)                $  (239,526)
                                                                        ------------                 ------------

Effect of exchange rate changes on cash                                      (12,952)                     32,621
Net (decrease) increase in cash and cash equivalents                    $ (1,661,246)               $  1,256,358

Cash and cash equivalents, beginning of period                             8,977,293                   7,994,327
                                                                        ------------                 -----------

Cash and cash equivalents, end of period                                $  7,316,047                 $ 9,250,685
                                                                        ============                 ===========

Supplemental disclosures of cash flow information


   Cash paid for:

       Interest                                                         $     80,022                 $   157,151
                                                                        ============                 ============
       Income taxes                                                     $     14,063                $     18,168
                                                                        ============                 ============


Supplemental disclosures of non-cash investing and financing activities:

   Receipt of notes in settlement of receivables                        $  3,446,456                 $ 1,235,187
                                                                        ============                  ==========
   Reduction of deferred income                                         $     -                      $ 1,142,537
                                                                        ============                  ==========
   Retirement of treasury stock                                         $  1,577,278                 $   250,798
                                                                        ============                 ===========
   Translation gain adjustment                                          $    429,787                 $   646,134
                                                                        ============                 ===========

See accompanying notes to unaudited condensed consolidated financial statements

                   DEVCON INTERNATIONAL CORP. AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of Devcon International Corp. and its majority-owned subsidiaries (the "Company"). The accounting policies followed by the Company are set forth in Note (l) to the Company's financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 Form 10-K"). The unaudited condensed financial statements for the three and six months ended June 30, 2003 and 2002 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2003 and the results of its operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 and 2002 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company's 2002 Form 10-K.

Earnings Per Share

Basic earnings-per-share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, by application of the treasury stock method. In 2003, the dilutive potential common shares were not included in the computation of diluted earnings per share, because the inclusion of the options would be antidilutive. Certain options were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares.

                                              June 30, 2003                                June 30, 2002
                                     Option price          Options               Option price          Options
                                    From        To       outstanding            From        To       outstanding
                                    ----       ----      -----------            ----       ----      -----------
Anti-dilutive options                1.50       5.85       523,800               -          -            -
Dilutive options                     -          -          -                     1.50       6.25        580,400
Not included options                 6.49       9.38       245,795               6.63       9.63        232,795


         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

                                                            Three Months Ended             Six Months Ended
Weighted average number                                  June 30,       June 30,        June 30,       June 30,
   of shares outstanding                                   2003            2002           2003           2002 _
                                                        -----------      ---------     ----------    -----------
Basic                                                    3,327,923       3,588,175      3,391,943      3,588,256
Effect of dilutive securities: Options                     -               302,449         -             304,912
                                                        -----------      ---------     ----------    ------------
Diluted                                                  3,327,923       3,890,624      3,391,943      3,893,168
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

                                                                Three Months Ended          Six Months Ended
                                                          June 30,       June 30,         June 30,       June 30,
                                                             2003           2002             2003          2002
                                                         ------------  -------------  -------------- -------------
Net (loss) income, as reported                            $(328,113)       $412,433     $(5,952,140)     $1,349,820
Deduct: total stock-based employee
      Compensation expense determined
      under fair value based method
      for all awards, net of taxes                          (67,710)        (33,928)        (92,460)        (84,548)
                                                        -----------     -----------   -------------   -------------
Net (loss) income, as adjusted                            $(395,823)      $ 378,505     $(6,044,600)     $1,265,272

(Loss) earning per share:
      Basic, as reported                                  $  (0.10)       $  0.11          $ (1.75)       $  0.38
      Diluted, as reported                                   (0.10)          0.11            (1.75)          0.35

      Basic, as adjusted                                     (0.12)          0.11            (1.78)          0.35
      Diluted, as adjusted                                   (0.12)          0.10            (1.78)          0.32

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

Comprehensive (Loss) Income

The Company's total comprehensive (loss) income, comprised of net (loss) income and foreign currency translation adjustments, for the six months ended June 30, 2003 and 2002 was as follows:

                                                            Three Months Ended              Six Months Ended
                                                         June 30,       June 30,        June 30,         June 30,
                                                           2003           2002            2003             2002
                                                     ------------     -----------    ------------        ----------

Net (loss) income                                      $ (328,113)     $   412,433     $(5,952,140)      $1,349,820
Other comprehensive income
  - foreign currency transaction adjustments              274,887          714,133         429,787          646,134
                                                      -----------       ----------     -----------       ----------
       Total comprehensive (loss) income              $   (53,226)      $1,126,566     $(5,522,353)      $1,995,954
                                                      ===========       ==========     ===========       ==========

Segment Reporting

The following sets forth the revenue and income before income taxes for each of the Company's business segments for the three and six months ended June 30, 2003 and 2002:
                                                           Three Months Ended                 Six Months Ended
                                                        June 30,         June 30,         June 30,         June 30,
                                                           2003           2002            2003              2002
                                                     ------------     -----------    ------------        ----------
Revenue (including inter-segment)
   Materials                                       $ 9,891,726        $9,528,596      $18,518,646       $18,886,959
   Construction                                      4,803,937         4,020,385        8,320,991         8,458,293
   Elimination of inter-segment                       (305,951)          (50,738)        (387,291)         (460,786)
                                                   -----------       -----------      -----------       -----------

          Total revenue                            $14,389,712       $13,498,243      $26,452,346       $26,884,466
                                                   ===========       ===========      ===========       ===========

Operating (loss) income
   Materials                                      $   (363,000)     $   (200,000)     $(4,937,000)      $(1,037,000)
   Construction                                       (285,000)          (73,000)      (1,382,000)          251,000
   Unallocated corporate overhead                     (217,309)         (170,634)      (1,354,438)         (499,423)
                                                   -----------       -----------      -----------       -----------

        Total operating loss                          (865,309)         (443,634)      (7,673,438)       (1,285,423)

Other income, net                                      772,575           922,016        1,699,714         2,996,727
                                                 -------------      ------------     ------------      ------------

(Loss) income before income taxes                 $    (92,734)     $    478,382     $ (5,973,724)      $ 1,711,304
                                                  ============      ============     ============       ===========

Retirement and severance expense

Included in selling, general and administrative expenses is retirement and severance expense totaling $211,000 and $1.1 million for the three and six months ended June 30, 2003, respectively, and $249,000 and $396,000 for the three and six months ended June 30, 2002, respectively.

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

Impairment of long-lived assets and accelerated depreciation

The Company has two batch plants on Antigua and, during the second quarter, has consolidated its operations to the main facility. Accordingly, the installation cost of the plant that is being moved has been fully depreciated and the original plant at the main facility that will be functioning as a spare plant had its book value depreciated through accelerated depreciation to its estimated fair value. The depreciation incurred in the second quarter was approximately $275,000.

In the first quarter 2003, the Company recorded an impairment expense of $2.9 million. This consisted of the following items:

         St. Martin crusher & concrete operations                 $2,119,000
         Sint Maarten block plant                                    232,000
         Aguadilla crusher plant                                     438,000
         Other assets                                                 70,000
                                                                 -----------
         Total                                                    $2,859,000
                                                                  ==========

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

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability, (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial statements.

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

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

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

o Increased competition. The Materials division operates in markets that are highly competitive on the basis of price and quality. We compete with local suppliers of ready-mix, and local and foreign suppliers of aggregates and concrete block. Competition from certain of these manufacturers has intensified in recent years and is expected to continue. The Construction division has local and foreign competitors in its markets. Customer and competitive pressures sometimes have an adverse effect on our pricing.

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

Comparison of Three Months Ended June 30, 2003 with Three Months Ended June 30, 2002

Revenue

The Company's revenue during the second quarter of 2003 was $14.4 million as compared to $13.5 million during the same period in 2002. This 6.6 percent increase was primarily due to an increase of $596,000 in materials revenue, and a smaller increase in construction revenue of $296,000.

The Company's materials division revenue increased 6.3 percent to $10.1 million during the second quarter of 2003 as compared to $9.5 million for the same period in 2002, due to an increase in sales of cement and block, while other products remained approximately the same. However, St. Croix's revenue was 31.9 percent lower than the same quarter last year due to declining demand for its aggregates and ready-mix products. Puerto Rico's revenue also diminished, due to lower demand of aggregates on the island.
The construction economy on the island is continuing to show a negative trend. We are encouraged to see increased revenue on St. Maarten/St. Martin for the sale concrete and block products compared to both the first quarter of this year and to the same quarter last year, however, the sale of aggregates is still decreasing. In total, the island is showing improvements in revenue, however, we can not determine whether this trend will continue. Antigua and St. Thomas improved their volumes this quarter as compared to the same quarter last year, and we believe that these islands will continue to show strong revenue for the next one to two quarters.

Revenue from the Company's construction division increased 7.4 percent to $4.3 million during the second quarter of 2003 as compared to $4.0 million for the same period in 2002. This increase is mainly due to new contracts that were started in Antigua and Aruba, offset to a lesser degree by lower revenue in the Bahamas and the US Virgin Islands. The Company's backlog of unfilled portions of land development contracts at June 30, 2003 was $5.1 million, involving nine contracts. The backlog of two contracts for a project in the Bahamas amounted to $1.2 million. A Company subsidiary and our President are minority partners of the entity developing this project. The Company expects that most of these contracts will be completed during 2003. The Company is actively bidding and negotiating additional projects in other areas of the Caribbean. The Company cannot currently determine whether demand for this division's services will increase, decrease or remain the same throughout 2003.

Cost of Materials

Cost of materials as a percentage of materials revenue increased to 83.4 percent during the second quarter of 2003 from 79.6 percent during the same period in 2002. This was the result of decreased margins in the US Virgin Islands and Antigua due to a change in the mix of products sold and to a large decrease in sales in St. Croix with resulting negative effect on margins due to high fixed costs in its operations, offset by an improved margin in St. Martin from increased volumes.

Cost of Construction

Cost of construction as a percentage of construction revenue increased to 92.8 percent during the second quarter of 2003 from 90.2 percent during the same period in 2002. This increase is primarily attributable to costs incurred as a result of idle marine equipment and decreased margins on two contracts in the Bahamas, offset to a lesser extent by improved margins on certain contracts in the US Virgin Islands and Antigua. The estimated cost to complete, the varying profitability levels of individual contracts and the stage of completion of such contracts can affect the cost of construction and margins either positively or negatively.

Operating Expenses

Selling, general and administrative expense ("SG&A expense") increased by 2.3 percent to $2.8 million for the second quarter of 2003. The increase in SG&A expense was primarily due to accelerated depreciation of certain equipment (see further discussion in notes to unaudited condensed financial statements), offset to a lesser extent by lower bad debt expense. As a percentage of revenue, SG&A expense decreased to 19.7 percent during the second quarter as compared to 20.6 percent for the same period last year, as a result of increased revenue, offset by a smaller increase in overhead expense.

Operating Loss

The Company had an operating loss of $865,000 for the second quarter of 2003 compared to $444,000 for the same period in 2002. The Company's materials division operating loss was $363,000 during the second quarter of 2003 compared to $200,000 during the same period in 2002. This increase in operating loss is primarily attributable to decreased gross margin on St. Croix, accelerated depreciation of certain equipment on Antigua and losses in Puerto Rico, offset to a lesser extent by improved profitability on Sint Maarten/St. Martin.

The Company's construction division had an operating loss of $285,000 during the second quarter of 2003 compared to $73,000 during the same period in 2002. This increase in operating loss was primarily attributable to decreased margins on two contracts in the Bahamas, losses incurred as a result of idle marine equipment. The varying profitability levels of individual contracts and the stage of completion of such contracts can affect the cost of construction and margins either positively or negatively.

Other Income (Deductions)

Gain on sale of equipment and property was $226,000 compared to $23,000 for the same period in 2002. Interest income decreased in the second quarter of 2003 to $598,000 compared to $977,000 for the same period in 2002, primarily due to a decrease in the interest recognized on the note receivable from the Government of Antigua and Barbuda ("Government"), offset to a lesser extent by interest income from financed construction projects. The Government did not comply with its payment obligations during the second quarter this year, and therefore interest recognized on the notes were significantly lower than last year. The Company does not expect the Government to comply with its payment obligations in the third quarter; consequently, the Company believes that the interest to be recognized on the notes in the third quarter will continue at a low level.

Income Taxes

The Company operates in various tax jurisdictions with various tax rates, and depending on where profits or losses are recognized during the period, the effective tax rate will vary. In certain jurisdictions certain income is not taxable, and in certain jurisdictions, the Company enjoys certain tax exemptions. The tax expense in the second quarter 2003 is due to taxes accrued on earnings in the US Virgin Islands as the tax exemption benefit has expired and the renewal of the benefits has not been approved by the local government. The Company also incurred some withholding taxes on management fees charged by the corporate office.

Net Income

The Company had a net loss of $328,000 during the second quarter of 2003 as compared to net income of $412,000 during the same period in 2002.

Comparison of Six Months Ended June 30, 2003 with Six Months Ended June 30, 2002

Revenue

The Company's revenue during the first six months of 2003 was $26.5 million as compared to $26.9 million during the same period in 2002. This 1.6 percent decrease was primarily due to a decrease in construction revenue of $678,000 million, partially offset by an increase of $246,000 in materials revenue.

The Company's materials division revenue increased 1.3 percent to $18.7 million during the first six months of 2003 as compared to $18.5 million for the same period in 2002. This increase was due primarily to an increase in revenue of cement concrete and block, offset to a lesser extent by a decrease in aggregate sales of 9.6 percent. Antigua, St Martin/Sint Maarten and St Thomas showed an increase in materials sales of approximately 10 percent as compared to the same period last year, while St Croix, in particular, showed a 37.8 percent decrease, due to a downturn of the construction economy on the island.

Revenue from the Company's construction division decreased 8.0 percent to $7.8 million during the first six months of 2003 as compared to $8.4 million for the same period in 2002. This decrease is mainly due to reduction of work in the Bahamas and on St. Croix, while St Thomas, Antigua and Aruba had increased revenue. The Company's backlog of unfilled portions of land development contracts at June 30, 2003 was $5.1 million, involving nine contracts. The backlog of two contracts for a project in the Bahamas amounted to $1.2 million. A Company subsidiary and our President are minority partners of the entity developing this project. The Company expects that most of these contracts will be completed during 2003. The Company is actively bidding and negotiating additional projects in other areas of the Caribbean. The Company cannot currently determine whether demand for this division's services will increase, decrease or remain the same throughout 2003.

Cost of Materials

Cost of materials as a percentage of materials revenue increased to 86.3 percent during the first six months of 2003 from 83.4 percent for the same period in 2002. This increase was primarily the result of a decrease in revenue on St. Croix and Puerto Rico, which resulted in fixed costs of sales weighing heavier on the margins for those islands, partially offset by improved sales and margins on Sint Maarten/St. Martin and Antigua.

Cost of Construction

Cost of construction as a percentage of construction revenue increased to 102.6 percent during the first six months of 2003 from 84.6 percent during the same period in 2002. This increase is primarily attributable to additional costs incurred for the construction of the golf course on Exuma, Bahamas that were not contemplated in the cost to complete and for which no revenue has yet been recognized, and to losses incurred as a result of idle marine equipment. Theestimated cost to complete, the varying profitability levels of individual contracts and the stage of completion of such contracts can affect the cost of construction and margins either positively or negatively.

Operating Expenses

Selling, general and administrative expense increased by 27.5 percent to $7.2 million for the first six months of 2003 compared to $5.6 million for the same period in 2002. The increase in SG&A expense was primarily due to increase of severance and retirement expense, accelerated depreciation, professional fees, and losses on foreign exchange. As a percentage of revenue, SG&A expense increased to 27.2 percent during the first six months as compared to 20.9 percent for the same period last year.

The Company recorded impairment expense of $2.9 million in the first quarter of 2003 as further described in the notes to the unaudited condensed financial statements.

Operating Loss

The Company had an operating loss of $7.7 million for the first six months of 2003 compared to $1.3 million for the same period in 2002. The Company's materials division operating loss was $4.9 million during the first six months of 2003 compared to $1.0 million during the same period in 2002. This increase in operating loss is primarily attributable to impairment of assets in St. Martin and other islands of $2.9 million, to accelerated depreciation of $562,000 on assets in St. Thomas and Antigua, to operating losses on Sint Maarten/St. Martin, St. Croix and Puerto Rico, to accrual of retirement and severance expense, and consulting fees.

The Company's construction division had an operating loss of $1.4 million during the first six months of 2003 compared to income of $251,000 during the same period in 2002. This fluctuation in the result was primarily attributable to losses on a contract in the Bahamas and losses incurred as a result of idle marine equipment.

Other Income (Deductions)

At the time of the sale of its operations in Dominica, the Company entered into a profit and loss participation agreement until March 31, 2002. During this time the gain on the sale of the operations were deferred. At March 31, 2002, the Company recognized a gain on sale of business of $1.0 million. Gain on sale of equipment and property was $232,000 compared to $108,000 for the same period last year. Interest income decreased in the first six months of 2003 to $1.6 million compared to $2.0 million for the same period in 2002, primarily due to a decrease in the interest recognized on the note receivable from the Government of Antigua. The Government did not comply with its payment obligations during the second quarter this year, and therefore interest recognized on the notes was much lower than the same period last year. The Company does not expect the Government to comply with its payment obligations in the third quarter;

consequently, the Company believes that the interest to be recognized on the notes in the third quarter will continue at a low level. Interest expense decreased to $81,000 from $152,000 for the same period in 2002, primarily due to decreased outstanding debt.

Income Taxes

The Company operates in various tax jurisdictions with various tax rates, and depending on where profits or losses are recognized during the period, the effective tax rate will vary. In certain jurisdictions certain income is not taxable, and in certain jurisdictions, the Company enjoys certain tax exemptions. The effective tax rate for the six months ended June 30, 2003 was
0.4 percent as compared to 21.1 percent for the same period in 2002, primarily due to establishment of a valuation allowance on net operating losses created during the current year.

Net Income

The Company had a net loss of $6.0 million for the first six months of 2003 as compared to income of $1.3 million for the same period in 2002.

Liquidity and Capital Resources

The Company generally funds its working capital needs from operations and bank borrowings. In the land development construction business, the Company must expend considerable funds for equipment, labor and supplies to meet the needs of particular projects. The Company's capital needs are greatest at the start of any new contract, since the Company generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is usually withheld as retainage until all work is complete, further increasing the need for capital. During the second quarter of 2003, the Company provided long-term financing in the amount of $1.8 million to certain customers who utilized its land development construction services and purchased materials or equipment. The outstanding balances of the previously financed construction services, materials and equipment totaled $7.1 million as of June 30, 2003, all of which is due to be paid within the next three years. The Company has also provided financing for other business ventures from time to time. With respect to the Company's materials division, accounts receivable are typically outstanding for a minimum of 60 days and in some cases much longer.

The nature of the Company's business requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs of such equipment. These purchases of equipment totaled $1.3 million during the first six months this year and should result in cash expenditures of approximately $3.0 million during the full year. The Company has, since the beginning of 2000, funded most of these expenditures out of its current working capital. Management believes the cash flow from operations, existing working capital, and funds available from lines of credit will be adequate to meet the Company's needs during the next 12 months. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases; however, since 2001 there are no outstanding amounts owed to these lenders. Management believes it has significant collateral and financial stability to be able to obtain significant financing, should it be required, though no assurance can be made.

As of June 30, 2003, the Company's liquidity and capital resources included cash and cash equivalents of $7.3 million and working capital of $17.0 million. As of June 30, 2003, total outstanding liabilities were $16.6 million. As of June 30, 2003, the Company had available lines of credit totaling $1.2 million.

Cash flows used in operating activities for the six months ended June 30, 2003 were $1.3 million compared to $1.8 million provided by operating activities for the same period in 2002. The primary use of cash for the first six months in 2003 was an increase in receivables of $3.7 million, offset to a lesser extent by an increase in other long-term liabilities of $1.6 million and an increase in accounts payable, accruals and other liabilities of $593,000.

Net cash provided by investing activities was $828,000 in the first six months of 2003. Purchases of property, plant and equipment were $1.3 million. The Company issued new notes receivable for $780,000 and receipts on notes receivable were $2.8 million. Net cash used in financing activities was $1.2 million for the first six months of 2003, consisting primarily of the purchase of treasury stock.

The Company's accounts receivable averaged 57 days of sales outstanding as of June 30, 2003. This is an increase compared to 53 days at the end of December 2002. The Company's materials segment improved to 51 days as compared to 58 days at the end of last quarter, mainly due to faster collections in the US Virgin Islands. The construction segment has deteriorated to 72 days as compared to 61 days at the end of last year. The slowdown was primarily due to slowdown in collection for work in the Bahamas as well as start up of new contracts in Aruba and Antigua, which adversely affected collections. The Company does not consider notes receivable in this calculation.

The Company has an unsecured credit line of $1.0 million with a bank in Florida. The credit line expires in June 2004 and the bank can also demand repayment of the loan and cancellation of the overdraft facility, if certain financial or other covenants are in default. The Company is in compliance with the covenants as of June 30, 2003. There was an outstanding balance of $131,000 as of June 30, 2003. The interest rate on indebtedness outstanding under the credit line is at a rate variable with LIBOR.

In May 2003, the Company entered into a joint venture with a utility equipment company to own and/or operate reverse osmosis fresh water, waste water treatment and power systems. The joint venture will be 80 percent owned by Devcon. As projects are approved by the Company, Devcon will fund the venture with up to $2.4 million in cash and loans plus a guarantee of up to an additional $2.4 million in project financing.

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

The Company entered into an agreement with the Company President in September 2000, whereby Mr. Smith shall receive a retirement benefit. The accrued liability as of June 30, 2003 was $1.6 million. The Company estimates that the total accrual will be sufficient to cover its obligations under the aforementioned agreement.

In September 2001, the Company decided to stop its operations on Aguadilla, Puerto Rico. The plant in Aguadilla, Puerto Rico, is leased to a third party, whose extraction permit was cancelled in February this year. On April 10, 2003, the lessee asked for a moratorium on payments, at the same time as he gave notice of the extraction permit being cancelled. As a result of these actions and the fact that the only source of revenue for the plant has come from the lessee, the Company recorded an impairment charge of $438,000 to write down the plant to its estimated fair value.

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

Receivables at June 30, 2003 include a net balance of $6.3 million, consisting of promissory notes due from the Government of Antigua and Barbuda, of which $5.4 million is classified as a long-term receivable. The gross balance of the notes is $28.8 million. The notes were restructured on April 28, 2000 and call for both quarterly and monthly principal and interest payments until maturity in 2015. During the second quarter, the Government did not make all the payments due under the notes and is $435,000 in arrears in its payments; therefore, the interest recognized on the notes was lower than expected. The Company expects receipts of amounts due around the end of the year, when the annual rental payment from the United States military base is received. However, the Company believes that the Government will continue be in default during the next quarter and therefore interest recognized will be lower than the same period of last year. The notes are paid from agreed upon sources, which consist of lease proceeds from the rental of a United States military base, fuel tax revenue, proceeds from a real estate venture and other sources. Receipts recorded for the six months ended June 30, 2003 were $1.9 million, of which $675,000 was recorded as reduction of principal.

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

Repurchase of Company Shares

On August 9, 2002 the Board of Directors ("Board") approved a plan for the Company to purchase Company shares in the open market for up to $3.0 million. The timing of share repurchases, the actual number of shares purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and other considerations which may in the opinion of the Board or management affect the advisability of purchasing Devcon shares. Under this program, the Company has repurchased 339,837 shares through June 30, 2003 at an average rate of $6.71. The Company repurchased 62,400 shares during second quarter of 2003 at an average price of $6.54. The Company retired 230,696 shares during the first six months of 2003. As of June 30, 2003 the Company had 100,800 shares of treasury stock as compared to 122,100 as of December 31, 2002.

Related Party Transactions

The Company has certain transactions with some of the Directors or employees. Details regarding the Company's transactions with related parties are described fully in the Company's 2002 Form 10-K.

In April of 2003, the Company purchased 12,000 shares of Company stock from Mr. R Steele, a director, at the prevailing market rate.

As of January 1, 2003, the Company entered into a payment deferral agreement with a resort project in the Bahamas, in which the President and a Company subsidiary are minority partners. The loan agreement calls for 50 percent deferral of payments due for construction contract obligations incurred after November 1, 2002, up to a maximum of $2.5 million. Several notes, which are guaranteed partly by certain owners of the project, evidence the loan and the President of the Company has issued a personal guarantee for the total amount due under this loan agreement to the Company as of June 30, 2003.

The Company has a $28.0 million construction contract with an entity in the Bahamas. The President and a subsidiary of the Company are minority shareholders in the entity, owning 11.3 percent and 1.2 percent, respectively. Mr. Smith, the President, is also a member of the entity's managing committee. Management believes the contract has been entered into at arm's length and at terms and conditions that the Company would offer its other customers. Prices established for the work are dependent on market conditions and unique conditions to the environment of the Bahamas. In connection with this contract, the Company recorded revenue of $8.4 million during 2002, and $2.0 million through June 30, 2003. The backlog on the contract as of June 30, 2003 was $1.1 million. As of June 30, 2003 the Company had trade and notes receivables from the venture of approximately $3.1 million and the cost and estimated earnings in excess of billings was $365,000. Mr. Smith has guaranteed the payment of the receivables from the entity, up to a maximum of $2.5 million.
There have been no other material changes to the Company's related party transactions.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation as of the end of the second quarter 2003, under the supervision and participation of the Company's Chief Executive Officer and Chief Financial Officer (the "Officers") of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included the in the Company's periodic SEC filings, including this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matter to a Vote of Security Holders
              --------------------------------------------------

              The Company held its Annual Shareholders Meeting on June 6, 2003. The issues submitted to a vote of the security holders and the results of the voting are as follows:

              1) Election of six directors

                                                                         For                        Withheld
                            Robert D. Armstrong                        2,832,088                     234,800
                            Jose A. Bechara, Jr., Esq.                 2,831,488                     235,400
                            Gustavo R. Benejam                         2,832,088                     234,800
                            James R. Cast                              2,832,088                     234,800
                            Richard L. Hornsby                         2,832,088                     234,800
                            W. Douglas Pitts                           2,832,088                     234,800
                            Donald L. Smith, Jr.                       2,832,088                     234,800

                  The Board consists of seven directors. All nominees were elected to serve for a one-year period.

              2) Proposal to approve and ratify the Company's Amended  1999
                 Stock Option Plan.

                                           For                 Against           Abstain
                                      -------------            -------           -------
                                        1,690,714              648,141            2,500

              3) Proposal to ratify the appointment of KPMG LLP as the Company's auditor for 2003

                                           For                 Against           Abstain
                                      -------------            -------           -------
                                        3,066,375                400               113


Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

(a) Exhibits:

              Exhibit 31.1 Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section
                                302 of the Sarbanes-Oxley Act of 2002
              Exhibit 31.2 Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section
                                302 of the Sarbanes-Oxley Act of 2002
              Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K:


              The Company filed form 8-K on May 13, 2003 giving information about earnings and an upcoming conference call with analysts. The Company filed form 8-K on June 11, 2003 giving information about three newly elected directors and announcing the retirement of two directors of the Company's Board of Directors.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:     August 12, 2003                      /S/ JAN A. NORELID
                                                   -------------------
                                                   Jan A. Norelid
                                                   Chief Financial Officer and
                                                   Vice President, Finance

                                  EXHIBIT INDEX



Exhibit No.       Exhibit Description

31.1 Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002.

                                  Exhibit 31.1
                                  CERTIFICATION
I, Donald L. Smith, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Devcon International Corp.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared.

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:    August 12, 2003                /s/ Donald L. Smith, Jr.
                                            ------------------------
                                            Donald L. Smith, Jr.
                                            President and Chairman of the Board

                                  Exhibit 31.2
                                  CERTIFICATION
I, Jan A. Norelid, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Devcon International Corp.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared.

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:    August 12, 2003                            /s/ Jan A. Norelid
                                                     ------------------
                                                        Jan A. Norelid
                                                        Chief Financial Officer

                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                              U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Devcon International Corp. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald
L. Smith, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    August 12, 2003                            /s/ Donald L. Smith, Jr.
                                                        -----------------------
                                                        Donald L. Smith, Jr.
                                                        Chief Executive Officer







Note: This certification is being furnished, not filed, as exhibit 32.1

                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                                                         U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Devcon International Corp. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jan A. Norelid, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    August 12, 2003                            /s/ Jan A. Norelid
                                                        ------------------
                                                        Jan A. Norelid
                                                        Chief Financial Officer








Note: This certification is being furnished, not filed, as exhibit 32.2