Form 10-Q
period 2003-10-31
DEVCON INTERNATIONAL CORP
filed 2003-11-12
CIK 28452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

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

            YES       X                                NO______

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
            YES______                                  NO     X

As of November 4, 2003 the number of shares outstanding of the Registrant's Common Stock was 3,316,373.

                                        2
Intentionally left blank

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES


                                      INDEX

                                                                     Page Number

PART I.           Financial Information:


   ITEM 1.  Condensed Consolidated Balance Sheets
            September 30, 2003 and December 31, 2002 (unaudited).............4-5


            Condensed Consolidated Statements of Operations
            Three and Nine Months Ended September 30, 2003 and 2002
            (unaudited).......................................................7


            Condensed Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 2003 and 2002
            (unaudited).....................................................8-9


            Notes to Condensed Consolidated Financial Statements
            (unaudited)................................................... 10-16


   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations.................................................... 17-28

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.......29

   ITEM 4.  Controls and Procedures..........................................29

PART II.    Other Information................................................30

PART I            Financial Information
--------------------------------------------------------

ITEM 1.  Financial Statements

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                    September 30, 2003 and December 31, 2002
                                   (Unaudited)

                                                                        September 30,                December 31,
                                                                             2003                        2002
ASSETS                                                                  -----------                  -----------

Current assets:
   Cash and cash equivalents                                            $  9,098,264                $  8,977,293
   Accounts and notes receivables, net                                    13,275,523                  12,261,687
   Costs and estimated earnings
      in excess of billings                                                1,210,815                   1,990,353
   Inventories                                                             4,310,271                   4,416,278
   Prepaid expenses and other current assets                                 887,171                     667,174
                                                                         -----------                  -----------
         Total current assets                                             28,782,044                  28,312,785

Property, plant and equipment, net:
   Land                                                                    1,432,068                   1,462,068
   Buildings                                                                 597,366                   1,111,954
   Leasehold improvements                                                  3,287,649                   3,494,392
   Equipment                                                              49,457,125                  53,109,586
   Furniture and fixtures                                                    794,349                     712,124
   Construction in process                                                   891,861                     744,448
                                                                         -----------                  -----------
                                                                          56,460,418                  60,634,572

Less accumulated depreciation                                            (32,086,205)                (30,606,467)
                                                                         -----------                  -----------
         Total property, plant & equipment, net                           24,374,213                  30,028,105


Investments in and advances to
   unconsolidated joint ventures and affiliates                              349,242                     373,251
Notes receivables, excluding current installments                         10,325,789                   8,460,887
Other assets                                                               2,025,373                   1,262,333
                                                                         -----------                  -----------
         Total assets                                                    $65,856,661                 $68,437,361
                                                                         ===========                  ===========

See accompanying notes to unaudited condensed consolidated financial statments.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                    September 30, 2003 and December 31, 2002
                                   (Unaudited)

                                   (Continued)


                                                                       September 30,                December 31,
                                                                          2003                          2002
LIABILITIES AND STOCKHOLDERS' EQUITY                                    -----------                  -----------

Current liabilities:
    Accounts payable, trade and other                                   $  4,392,213                $  4,131,087
    Accrued expenses and other liabilities                                 4,030,334                   3,197,545
    Line of credit                                                           -                            11,000
    Current installments of long-term debt                                   338,298                     378,500
    Billings in excess of costs and estimated earnings                       671,899                       1,958
    Income taxes payable                                                   1,273,831                     933,734
                                                                         -----------                  -----------
         Total current liabilities                                        10,706,575                   8,653,824

Long-term debt, excluding current installments                             2,383,301                   2,334,974
Deferred income taxes                                                         48,746                      65,356
Other long-term liabilities                                                3,811,850                   2,357,952
                                                                         -----------                  -----------
         Total liabilities                                                16,950,472                  13,412,106


Stockholders' equity:
    Common stock: $0.10 par value. Authorized
    15,000,000 shares, issued 3,403,173 in 2003
    and 3,591,269 in 2002, outstanding 3,316,373
    in 2003 and 3,469,169 shares in 2002                                     340,317                     359,126
    Additional paid-in capital                                             9,248,938                   9,704,937
    Retained earnings                                                     41,124,770                  47,417,954
    Accumulated other comprehensive loss -
       cumulative translation adjustment                                  (1,217,971)                 (1,611,983)
    Treasury stock, at cost, 86,800 and 122,100
       shares in 2003 and 2002, respectively                                (589,865)                   (844,779)
                                                                         -----------                  -----------
         Total stockholders' equity                                       48,906,189                  55,025,255
                                                                         -----------                  -----------
Commitments and contingencies

         Total liabilities and stockholders' equity                      $65,856,661                 $68,437,361
                                                                         ===========                  ==========

See accompanying notes to unaudited condensed consolidated financial statements.

Intentionally left blank

                         DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
             Three and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                           Three Months Ended                Nine Months Ended
                                                                       Sept. 30,        Sept. 30,        Sept. 30,        Sept. 30,
                                                                          2003            2002             2003             2002
                                                                     -----------       ----------       -----------     ------------
Materials revenue                                                  $  9,971,339      $ 9,764,107       $28,669,545      $28,216,471
                                                                     -----------       ----------       -----------     ------------
Construction revenue                                                  4,087,422        3,504,267        11,841,562       11,936,369
      Total revenue                                                  14,058,761       13,268,374        40,511,107       40,152,840

Cost of materials                                                    (8,517,849)      (7,705,817)      (24,646,116)     (23,102,319)
Cost of construction                                                 (3,353,981)      (3,558,364)      (11,309,178)     (10,692,223)
                                                                     -----------       ----------       -----------     ------------
      Gross profit                                                    2,186,931        2,004,193         4,555,813        6,358,298

Operating expenses:
      Selling, general and administrative expenses                   (2,543,412)      (2,958,927)       (9,726,497)      (8,598,455)
      Impairment of assets                                               -                 -             (2,859,235)           -
                                                                     -----------       ----------       -----------     ------------
         Operating loss                                                (356,481)        (954,734)       (8,029,919)      (2,240,157)

Other income (deductions):
      Joint venture equity gain                                         112,737            1,037           106,991            7,371
      Gain on sale of equipment and property                            193,958           35,720           425,996          144,190
      Gain on sale of business                                             -                -                 -           1,040,973
      Interest expense                                                  (29,906)         (75,093)         (111,325)        (227,097)
      Interest income                                                   760,380        1,051,188         2,315,221        3,044,142
                                                                      1,037,169        1,012,852         2,736,883        4,009,597

         Income (loss) before income taxes                              680,688           58,118        (5,293,036)       1,769,422

Income tax expense                                                      (49,726)         (55,176)          (28,142)        (416,660)
                                                                     -----------       ----------       -----------     ------------
      Net income (loss)                                              $  630,962     $      2,942       $(5,321,178)     $ 1,352,762
                                                                     ===========       ==========       ===========     ============

Earnings (loss) per share
Basic                                                                $     0.19      $       -          $    (1.58)      $     0.38
                                                                     ===========       ==========       ===========     ============
Diluted                                                              $     0.18      $       -          $    (1.58)      $     0.35
                                                                     ===========       ==========       ===========     ============
Weighted average number of shares outstanding
Basic                                                                 3,312,065        3,592,048         3,365,317        3,589,520
                                                                     ===========       ==========       ===========     ============
Diluted                                                               3,591,736        3,883,834         3,365,317        3,890,056
                                                                     ===========       ==========       ===========     ============

See accompanying notes to unaudited condensed consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                        September 30,                September 30,
                                                                             2003                        2002
                                                                          ----------                  ----------
Cash flows from operating activities:
Net (loss) income                                                        $(5,321,178)                $ 1,352,762
   Adjustments to reconcile net (loss) income
       to net cash provided by operating activities:
   Depreciation and amortization                                           4,165,994                   3,676,963
   Deferred income taxes benefit                                            (296,409)                   (272,237)
   Provision for doubtful accounts and notes                                  49,527                     185,899
   Impairment of long-lived assets                                         2,859,235                     -
   Gain on sale of equipment and property                                   (425,996)                   (144,190)
   Gain on sale of business                                                   -                       (1,040,973)
   Joint venture equity loss (gain)                                           33,009                      (7,371)
Changes in operating assets and liabilities:
   (Increase) decrease in accounts
       and notes receivables                                              (4,169,600)                  2,108,358
   Decrease (increase) in costs and estimated
       earnings in excess of billings                                        779,538                  (2,333,550)
   Decrease (increase) in inventories                                        185,922                    (540,897)
   Increase in prepaid expenses and
       other current assets                                                 (188,789)                   (205,165)
   Increase in other assets                                                 (514,449)                    (17,472)
   Increase in accounts payable,
       accruals and other liabilities                                        581,660                      35,359
   Increase (decrease) in billings in excess
       of costs and estimated earnings                                       669,941                    (412,743)
   Increase in income taxes payable                                          340,097                     318,269
   Increase in other long-term liabilities                                 1,453,898                     426,992
                                                                          ----------                  ----------
Net cash provided by operating activities                                $   202,400                 $ 3,130,004

Cash flows from investing activities:
   Purchases of property, plant and equipment                            $(2,014,846)                $(2,276,766)
   Proceeds from sale of property and equipment                              356,469                     217,596
   Payments received on notes                                              3,660,733                   1,443,549
   Investment in unconsolidated joint ventures                                (9,000)                    -
   Issuance of notes                                                        (830,689)                   (256,840)
                                                                          ----------                  ----------
Net cash provided by (used in) investing activities                      $ 1,162,667                 $  (872,461)

See accompanying notes to unaudited condensed consolidated financial statements.
                                       8

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)
                                   (Continued)

                                                                        September 30,               September 30,
                                                                             2003                        2002
                                                                         -----------                ------------
Cash flows from financing activities:
   Proceeds from issuance of stock                                      $    227,533                $     44,400
   Purchase of treasury stock                                             (1,419,433)                   (379,686)
   Principal payments on debt                                                (29,923)                   (853,930)
   Net (repayments) borrowings on credit lines                               (11,000)                    538,000
                                                                         -----------                ------------
Net cash used in financing activities                                   $ (1,232,823)               $   (651,216)

Effect of exchange rate changes on cash                                 $    (11,273)               $     30,670
                                                                         -----------                ------------
Net increase in cash and cash equivalents                               $    120,971                $  1,636,997

Cash and cash equivalents, beginning of period                             8,977,293                   7,994,327
                                                                         -----------                ------------
Cash and cash equivalents, end of period                                $  9,098,264                $  9,631,324
                                                                         ===========                ============
Supplemental disclosures of cash flow information


   Cash paid for:

       Interest                                                         $    111,177                $    232,243
                                                                         ===========                ============
       Income taxes                                                     $     71,163                $    352,967
                                                                         ===========                ============

Supplemental disclosures of non-cash investing and financing activities:

   Receipt of notes in settlement of receivables                        $  4,134,262                $  1,689,905
                                                                         ===========                ============
   Increase of deferred income                                          $     -                     $    154,389
                                                                         ===========                ============
   Retirement of treasury stock                                         $  1,674,347                $    384,323
                                                                         ===========                ============
   Translation gain adjustment                                          $    394,012                $    542,914
                                                                         ===========                ============

See accompanying notes to unaudited condensed consolidated financial statements.

                   DEVCON INTERNATIONAL CORP. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of Devcon International Corp. and its majority-owned subsidiaries (the "Company"). The accounting policies followed by the Company are set forth in Note (l) to the Company's financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 Form 10-K"). The unaudited condensed financial statements for the three and nine months ended September 30, 2003 and 2002 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2003 and the results of its operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 and 2002 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company's 2002 Form 10-K.

EARNINGS PER SHARE

Basic earnings-per-share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, by application of the treasury stock method. In 2003, the dilutive potential common shares were not included in the computation of diluted earnings per share for the nine month period, because the inclusion of the options would be antidilutive. Certain options were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares.

                                         September 30, 2003                            September 30, 2002
                                     Option price          Options               Option price          Options
                                    From        To       outstanding            From        To       outstanding
                                    -----      -----     ----------             ----        ---      -----------
Anti-dilutive options                1.50        6.81      709,300               -           -           -
Dilutive options                     -            -            -                1.50        5.85       574,400
Not included options                 7.00        9.38       32,295              6.25        9.63       234,795



         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

                                                            Three Months Ended             Nine Months Ended
Weighted average number                                   Sept. 30,       Sept. 30,      Sept. 30,      Sept. 30,
   of shares outstanding                                   2003             2002           2003           2002
                                                         ---------       ---------      ---------      ---------
Basic                                                    3,312,065       3,592,048      3,365,317      3,589,520
Effect of dilutive securities: Options                     279,671         291,786         -             300,536
                                                         ---------       ---------      ---------      ---------
Diluted                                                  3,591,736       3,883,834      3,365,317      3,890,056
                                                         =========       =========      =========      =========

For additional disclosures regarding the employee stock options, see the 2002 Form 10-K.

STOCK-BASED COMPENSATION

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees and Related Interpretations." No stock-based compensation cost is reflected in net income (loss) for these plans, as all options granted under these plans had an exercise price equal to or higher than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation" to stock-based compensation:

                                                                Three Months Ended          Nine Months Ended
                                                          Sept. 30,        Sept. 30,       Sept. 30,       Sept. 30,
                                                             2003            2002             2003           2002
                                                          ---------       ---------       ---------       ---------
Net income (loss), as reported                             $630,962          $2,942     $(5,321,178)     $1,352,762
Deduct: total stock-based employee
      Compensation expense determined
      under fair value based method
      for all awards, net of taxes                          (21,930)        (26,364)       (114,391)        (84,548)
                                                          ---------       ---------       ---------        ---------
Net income (loss), as adjusted                             $609,032       $ (23,422)    $(5,435,569)      $1,268,214

Earning (loss) per share:
      Basic, as reported                                   $  0.19         $   -           $ (1.58)       $  0.38
      Diluted, as reported                                    0.18             -             (1.58)          0.35

      Basic, as adjusted                                      0.18          (0.01)           (1.62)          0.35
      Diluted, as adjusted                                    0.17          (0.01)           (1.62)          0.33

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

COMPREHENSIVE INCOME (LOSS)

The Company's total comprehensive income (loss) comprised of net income (loss) and foreign currency translation adjustments, for the three and nine months ended September 30, 2003 and 2002 was as follows:

                                                            Three Months Ended             Nine Months Ended
                                                         Sept. 30,      Sept. 30,        Sept. 30,        Sept. 30,
                                                           2003           2002             2003              2002
                                                         --------       ---------       ----------        ---------
Net income (loss)                                      $  630,962      $     2,942     $(5,321,178)      $1,352,762
Other comprehensive income
  - foreign currency transaction adjustments              (35,775)        (103,220)        394,012          542,914
                                                         --------       -----------     -----------        ---------
       Total comprehensive income (loss)               $  595,187       $ (100,278)    $(4,927,166)      $1,895,676
                                                         ========       ===========     ===========       ==========
SEGMENT REPORTING

The following sets forth the revenue and income (loss) before income taxes for each of the Company's business segments for the three and nine months ended
September 30, 2003 and 2002:
                                                      Three Months Ended                 Nine Months Ended
                                                     Sept. 30,          Sept. 30,       Sept. 30,         Sept. 30,
                                                       2003               2002             2003             2002
Revenue (including inter-segment)                    ---------         ----------     -----------       -----------
   Materials                                       $ 9,787,933        $9,843,523      $28,306,578       $28,660,436
   Construction                                      4,400,910         3,519,849       12,721,901        11,978,142
   Elimination of inter-segment                       (130,082)          (94,998)        (517,372)         (485,738)
                                                    ----------        ----------      -----------       -----------
          Total revenue                            $14,058,761       $13,268,374      $40,511,107       $40,152,840
                                                    ==========        ==========       ==========        ==========
Operating (loss) income
   Materials                                       $  (120,000)      $  (196,000)     $(5,064,000)      $(1,233,000)
   Construction                                        253,000          (542,000)      (1,129,000)         (291,000)
   Unallocated corporate overhead                     (489,481)         (216,734)      (1,836,919)         (716,157)
                                                    ----------         ----------     -----------       -----------
        Total operating loss                          (356,481)         (954,734)      (8,029,919)       (2,240,157)

Other income, net                                    1,037,169         1,012,852        2,736,883         4,009,579
                                                     ---------         ----------     -----------       -----------
Income (loss) before income taxes                 $    680,688      $     58,118     $ (5,293,036)      $ 1,769,422
                                                    ==========        ==========       ==========        ==========

RETIREMENT AND SEVERANCE EXPENSE

Included in selling, general and administrative expenses is retirement and severance expense totaling $350,000 and $1.5 million for the three and nine months ended September 30, 2003, respectively, and $201,000 and $597,000 for the three and nine months ended September 30, 2002, respectively.

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

IMPAIRMENT OF LONG-LIVED ASSETS AND ACCELERATED DEPRECIATION

The Company has two batch plants on Antigua and, during the second quarter, consolidated its operations to the main facility. Accordingly, the installation cost of the plant that was moved has been fully depreciated and the original plant at the main facility that will be functioning as a spare plant had its book value depreciated through accelerated depreciation to its estimated fair value. The depreciation expense recorded in the second quarter was approximately $275,000.

In the first quarter 2003, the Company recorded an impairment expense of $2.9 million. This consisted of the following items:

         St. Martin crusher & concrete operations                  $2,119,000
         Sint Maarten block plant                                     232,000
         Aguadilla crusher plant                                      438,000
         Other assets                                                  70,000
                                                                   ----------
         Total                                                     $2,859,000
                                                                   ==========
The St. Martin/Sint Maarten operations were determined to be impaired due to continuing losses. The Company could not project sufficient future earnings to cover the long-lived assets. An impairment charge of $2,119,000 was recorded to write down the St. Martin crusher and concrete plant to their estimated fair value, using an estimated probable sales price as determinant of the value. Management is reviewing its alternatives and has not yet made a decision about future operational changes. The Sint Maarten concrete and aggregate sales operations have an estimated fair value in excess of recorded long-lived assets, and therefore no impairment was recorded for this part of the business. The Sint Maarten block plant was impaired and an operational decision has been made to close the plant and dismantle it. The Company is currently importing part of its need for blocks from Devcon plants on other islands.

The plant in Aguadilla, Puerto Rico, is leased to a third party, whose extraction permit was cancelled in February this year. On April 10, the lessee asked for a moratorium on payments, at the same time as he gave notice of the extraction permit being cancelled. As a result of these actions, management's expectation of future cash flows and the fact that the only source of revenue for the plant has come from the lessee, the Company recorded an impairment charge of $438,000 to write down the plant to its estimated fair value. On September 1, 2003 the third party received its extraction permit and has started aggregates processing operations.

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

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

Company was required to adopt SFAS 143 on January 1, 2003. The adoption of SFAS 143 in the first quarter 2003 did not have a material effect on the Company's financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of SFAS 145 related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS 145 in the first quarter 2003 did not have a material effect on the Company's financial position and results of operations.

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

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options and has adopted the disclosure requirements of SFAS 148 in the notes to these unaudited condensed consolidated financial statements. The application of the disclosure portion of this standard will have no impact on the Company's consolidated financial position or results of operations. The Financial Accounting Standards Board recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard it is are currently deliberating, which it believes will become effective on January 1, 2004. The Company will continue to monitor the progress on the issuance of this standard as well as evaluate the Company's position with respect to current guidance.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability, (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" ("FIN 45"). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial position and results of operations.

 In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of APB No. 50," ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46, as amended, is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of FIN 46 is not expected to have an impact on the Company's consolidated financial position and results of operations

During November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 00-21, Multiple-Deliverable Revenue Arrangements, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not expect that the adoption will have an impact on the Company's financial position and results of operations.

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

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)
ANTIGUA TAX ASSESSMENT

During the fourth quarter of 2001, the Company's three subsidiaries in Antigua were assessed $6.1 million in income and withholding taxes for the years 1995 through 1999. The Company is appealing the assessments in the appropriate venues. The Company believes that if any tax is accrued in the future, it will not have an immediate cash flow effect on the Company, but will result in an offset between tax owed and the approximately $29.0 million receivable from the Government of Antigua. It is too early to predict the final outcome of the appeals process or to estimate the ultimate amount of loss, if any, to the Company. Based on the advice from local Antiguan tax consultants and local Antiguan counsel, management believes the Company's defenses to be meritorious and does not believe that the ultimate outcome will have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe," "expect," "intend," "estimate," "anticipate," "will," and similar expressions identify statements that constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act.

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

o Increased competition: The Materials division operates in markets that are highly competitive on the basis of price and quality. We compete with local suppliers of ready-mix, and local and foreign suppliers of aggregates and concrete block. Competition from certain of these manufacturers has intensified in recent years and is expected to continue. The Construction division has local and foreign competitors in its markets. Customer and competitive pressures sometimes have an adverse effect on our pricing.

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

o Changes in discount rates used for retirement arrangements with Company executives and changes in mortality tables can substantially affect the recorded net present value of future liabilities.

o Construction contracts with a fixed price sometimes suffer penalties that cannot be recovered by additional billing, which penalties may be due to circumstances in completing construction work, errors in bidding contracts, or changed conditions.

o Adverse weather conditions, specifically heavy rains or hurricanes, which could reduce demand for our products.

o Our ability to sell water desalination plants and create a new business for us, as well as our ability to recover any investments that we decide to make in the water desalination business and other business opportunities.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUE

The Company's revenue during the third quarter of 2003 was $14.1 million as compared to $13.3 million during the same period in 2002. This 6.0 percent increase was primarily due to an increase of $583,000 in construction revenue, and a smaller increase in materials revenue of $207,000.

The Company's materials division revenue increased 2.1 percent to $10.0 million during the third quarter of 2003 as compared to $9.8 million for the same period in 2002, due to an increase in sales of concrete, partially offset by a reduction in sales of aggregates. We are encouraged to see increased revenue on St. Maarten/St. Martin of 18.5% compared to the same quarter last year. The increase is mainly due to sales of concrete and cement however, the sale of aggregates is still decreasing slightly. The Company recently received new contracts and customers for its aggregates on St. Martin and expects to increase aggregates volumes during the next six months. Revenue in Puerto Rico and St. Croix was 28.1 and 17.3 percent, respectively, lower than the same quarter last year due to declining demand for aggregates. St. Thomas slightly improved its volumes this quarter as compared to the same quarter last year; however this quarter's revenue was lower than the second quarter of this year.

Revenue from the Company's construction division increased 16.6 percent to $4.1 million during the third quarter of 2003 as compared to $3.5 million for the same period in 2002. This increase is mainly due to contracts in Antigua and Aruba, offset to a lesser degree by lower revenue in the Bahamas. The Company's backlog of unfilled portions of land development contracts at September 30, 2003 was $4.8 million, involving eleven contracts. The backlog of a contract for a project in the Bahamas amounted to $707,000. A Company subsidiary and our President are minority partners of the entity developing this project. The Company expects that most of these contracts will be completed during 2003. The Company is actively bidding and negotiating additional projects in other areas of the Caribbean. The Company cannot currently determine whether demand for this division's services will increase, decrease or remain the same throughout 2003.

COST OF MATERIALS

Cost of materials as a percentage of materials revenue increased to 85.4 percent during the third quarter of 2003 from 78.9 percent during the same period in 2002. This was the result of decreased margins in the US Virgin Islands and Puerto Rico due to a change in the mix of products sold and increased costs. In addition, decreased sales in St. Croix and Puerto Rico led to lower margins as a result of high fixed costs in operations. This was offset to a lesser extent by improved margin in St. Martin resulting from increased volumes.

COST OF CONSTRUCTION

Cost of construction as a percentage of construction revenue decreased to 82.1 percent during the third quarter of 2003 from 101.5 percent during the same period in 2002. This decrease is primarily attributable to improved margins on certain contracts in the Aruba and Antigua, compared to contracts in the U.S. Virgin Islands in the previous year, to improved margins on two contracts in the Bahamas and to reduction of costs incurred for marine equipment. The estimated cost to complete, the varying profitability levels of individual contracts and the stage of completion of such contracts can affect the cost of construction and margins either positively or negatively.

OPERATING EXPENSES

Selling, general and administrative expense ("SG&A expense") decreased by 13.9 percent to $2.5 million for the third quarter of 2003. The decrease in SG&A expense was primarily due to exchange rate differences resulting in income for the current year as compared to expense for the same period last year and reduced labor and certain labor-related costs, offset to a lesser extent by increased severance and retirement expense. There were also minor increases and decreases of other expense items. As a percentage of revenue, SG&A expense decreased to 18.1 percent during the third quarter as compared to 22.3 percent for the same period last year, as a result of the foregoing factors, as well as increased revenue.

OPERATING LOSS

The Company had an operating loss of $356,000 for the third quarter of 2003 compared to $955,000 for the same period in 2002. The Company's materials division operating loss was $120,000 during the third quarter of 2003 compared to $196,000 during the same period in 2002. This increase in operating loss is primarily attributable to decreased gross margins on St. Thomas, Puerto Rico and St. Croix and retirement expense on Antigua, offset to a lesser extent by improved profitability on Sint Maarten/St. Martin.

The Company's construction division had operating income of $253,000 during the third quarter of 2003 compared to an operating loss of $542,000 during the same period in 2002. This improvement in profitability was primarily attributable to improved profitability on new contracts in Aruba and Antigua and reduced expenses for marine equipment. The varying profitability levels of individual contracts and the stage of completion of such contracts can affect the cost of construction and margins either positively or negatively.

OTHER INCOME (DEDUCTIONS)

Gain on sale of equipment and property was $194,000 compared to $36,000 for the same period in 2002. Joint venture equity gain was $113,000 in the quarter, due to the sale of property in a real estate venture in Florida. Interest income decreased in the third quarter of 2003 to $760,000 compared to $1.1 million for the same period in 2002, primarily due to a decrease in the interest recognized on the note receivable from the Government of Antigua and Barbuda ("Government"). The Government did not comply with its payment obligations during the second and third quarter this year, and therefore interest recognized on the notes was significantly lower than last year. The Company expects receipts of some of the amounts due around the end of the year, when the annual rental payment from the United States military base is received by the Government. However, the Company is not assured that the Government will comply with its payment obligations in the fourth quarter; consequently, the Company is unsure if the interest to be recognized on the notes in the fourth quarter will continue at this lower level.

INCOME TAXES

The Company operates in various tax jurisdictions with various tax rates, and depending on where profits or losses are recognized during the period, the effective tax rate will vary. The effective tax rate for the three months ended September 30, 2003 was 7.3 percent as compared to 94.9 percent for the same period in 2002. In certain jurisdictions, certain income is not taxable, and in certain jurisdictions, the Company enjoys certain tax exemptions. The tax expense in the third quarter 2003 is mainly due to taxes accrued in Antigua. The Company also incurred some withholding taxes on management fees charged by the corporate office.

NET INCOME (LOSS)

The Company had net income of $631,000 during the third quarter of 2003 as compared $3,000 during the same period in 2002.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUE

The Company's revenue during the first nine months of 2003 was $40.5 million as compared to $40.2 million during the same period in 2002. This 0.9 percent increase was primarily due to an increase in materials revenue of $453,000, partially offset by a decrease of $95,000 in construction revenue.

The Company's materials division revenue increased 1.6 percent to $28.7 million during the first nine months of 2003 as compared to $28.2 million for the same period in 2002. This increase was due primarily to an increase in revenue of concrete, cement and block, offset to a lesser extent by a decrease in aggregate sales of 9.4 percent. St Martin/Sint Maarten, and to a lesser extent St Thomas and Antigua, experienced an increase in materials sales of 18.4%, 6.5% and 4.9%, respectively, compared to the same period in 2002, while St Croix, due to a downturn of the construction economy on the island, experienced a 31.1 percent decrease in material sales.

Revenue from the Company's construction division decreased 0.8 percent to $11.8 million during the first nine months of 2003; as compared to $11.9 million for the same period in 2002. This decrease is mainly due to reduction of work in the Bahamas and on St. Croix, while St Thomas, Antigua and Aruba had increased revenue. The Company's backlog of unfilled portions of land development contracts at September 30, 2003 was $4.8 million, involving eleven contracts. The backlog of a contract for a project in the Bahamas amounted to $707,000. A Company subsidiary and our President are minority partners of the entity developing this project. The Company expects that most of these contracts will be completed during 2003. The Company is actively bidding and negotiating additional projects in other areas of the Caribbean. The Company cannot currently determine whether demand for this division's services will increase, decrease or remain the same throughout 2003.

COST OF MATERIALS

Cost of materials as a percentage of materials revenue increased to 86.0 percent during the first nine months of 2003 from 81.9 percent for the same period in 2002. This increase was primarily the result of a decrease in revenue on St. Croix and Puerto Rico. Accordingly, fixed costs of sales had a heavier impact on the margins for those islands. In addition changes in sales mix and higher production costs in St. Thomas, partially offset by improved sales and margins on Sint Maarten/St. Martin and Antigua, were responsible for the increase

COST OF CONSTRUCTION

Cost of construction as a percentage of construction revenue increased to 95.5 percent during the first nine months of 2003 from 89.6 percent during the same period in 2002. This increase is primarily attributable to changes in the estimates of cost to complete and additional costs incurred for the construction of the golf course on Exuma, Bahamas that were previously not contemplated and for which no revenue has yet been recognized, and to losses incurred as a result of idle marine equipment. The estimated cost to complete, the varying profitability levels of individual contracts and the stage of completion of such contracts can affect the cost of construction and margins either positively or negatively.

OPERATING EXPENSES

Selling, general and administrative expense increased by 13.1 percent to $9.7 million for the first nine months of 2003 compared to $8.6 million for the same period in 2002. The increase in SG&A expense was primarily due to increase of severance and retirement expense, accelerated depreciation on assets in St. Thomas and Antigua, and professional fees. As a percentage of revenue, SG&A expense increased to 24.0 percent during the first nine months as compared to
21.4 percent for the same period last year.

The Company recorded impairment expense of $2.9 million in the first quarter of 2003, as further described in the notes to the unaudited condensed financial statements.

OPERATING LOSS

The Company had an operating loss of $8.0 million for the first nine months of 2003 compared to a loss of $2.2 million for the same period in 2002. The Company's materials division operating loss was $5.1 million during the first nine months of 2003, compared to a loss of $1.2 million during the same period in 2002. This increase in operating loss is primarily attributable to impairment of assets in St. Martin and other islands of $2.9 million, accelerated depreciation of

$562,000 on assets in St. Thomas and Antigua, operating losses on Sint Maarten/St. Martin, St. Croix and Puerto Rico, accrual of retirement and severance expense, and consulting fees.

The Company's construction division had an operating loss of $1.1 million during the first nine months of 2003 compared to $291,000 during the same period in 2002. This increase in operating loss is primarily attributable to losses incurred in 2003 on a contract in the Bahamas and losses incurred as a result of idle marine equipment.

OTHER INCOME (DEDUCTIONS)

At the time of the sale of its operations in Dominica, the Company entered into a profit and loss participation agreement until March 31, 2002. During this time the gain on the sale of the operations were deferred. At March 31, 2002, the Company recognized a gain on sale of business of $1.0 million. Gain on sale of equipment and property was $426,000 compared to $144,000 for the same period last year. Interest income decreased in the first nine months of 2003 to $2.3 million compared to $3.0 million for the same period in 2002, primarily due to a decrease in the interest recognized on the note receivable from the Government of Antigua and Barbuda. The Government did not comply with its payment obligations during the second and third quarter this year, and therefore interest recognized on the notes was lower than the same period last year. The Company expects receipts of some of the amounts due around the end of the year, when the annual rental payment from the United States military base is received by the Government. However, the Company is not assured that the Government will comply with its payment obligations in the fourth quarter; consequently, the Company is unsure if the interest to be recognized on the notes in the fourth quarter will continue at this lower level. Interest expense decreased to $111,000 from $227,000 for the same period in 2002, primarily due to decreased outstanding debt.

INCOME TAXES

The Company operates in various tax jurisdictions with various tax rates, and depending on where profits or losses are recognized during the period, the effective tax rate will vary. In certain jurisdictions certain income is not taxable, and in certain jurisdictions, the Company enjoys certain tax exemptions. The effective tax rate for the nine months ended September 30, 2003 was negative 0.5 percent as compared to 23.5 percent for the same period in 2002, primarily due to establishment of a valuation allowance on net operating losses created during the current year.

NET INCOME (LOSS)

The Company had a net loss of $5.3 million for the first nine months of 2003 as compared to net income of $1.4 million for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally funds its working capital needs from operations and bank borrowings. In the land development construction business, the Company must expend considerable funds for equipment, labor and supplies to meet the needs of particular projects. The Company's capital needs are greatest at the start of any new contract, since the Company generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is usually withheld as retainage until all work is complete, further increasing the need for capital. During the third quarter of 2003, the Company provided long-term financing in the amount of $688,000 to certain customers who utilized its land development construction services and purchased materials, equipment or property. The outstanding balances of the previously financed construction services, materials and equipment totaled $6.9 million as of September 30, 2003, all of which is due to be paid within the next three years. The Company has also provided financing for other business ventures from time to time. With respect to the Company's materials division, accounts receivable are typically outstanding for a minimum of 60 days and in some cases much longer.

The nature of the Company's business requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs of such equipment. These purchases of equipment totaled $2.0 million during the first nine months this year and should result in cash expenditures of approximately $3.0 million during the full year. The Company has, since the beginning of 2000, funded most of these expenditures out of its current working capital. Management believes the cash flow from operations, existing working capital, and funds available from lines of credit will be adequate to meet the Company's needs during the next 12 months. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases; however, since 2001 there are no outstanding amounts owed to these lenders. Management believes it has significant collateral and financial stability to be able to obtain significant financing, should it be required, though no assurance can be made.

As of September 30, 2003, the Company's liquidity and capital resources included cash and cash equivalents of $9.1 million and working capital of $18.1 million. As of September 30, 2003, total outstanding liabilities were $17.0 million. As of September 30, 2003, the Company had available lines of credit totaling $1.4 million.

Cash flows provided by operating activities for the nine months ended September 30, 2003 were $202,000 compared to $3.1 million for the same period in 2002. The primary use of cash for the first nine months in 2003 was an increase in accounts and notes receivables of $4.2 million, offset to a lesser extent by an increase in other long-term liabilities of $1.5 million, an increase in billings in excess of costs and estimated earnings of $670,000 and an increase in accounts payable, accruals and other liabilities of $582,000.

Net cash provided by investing activities was $1.2 million in the first nine months of 2003. Purchases of property, plant and equipment were $2.0 million. The Company issued new notes receivable for $830,000 and receipts on notes receivable were $3.7 million. Net cash used in financing activities was $1.2 million for the first nine months of 2003, consisting primarily of the purchase of treasury stock.

The Company's accounts receivable averaged 61 days of sales outstanding as of September 30, 2003. This is an increase compared to 53 days at the end of December 2002. The Company's materials segment improved to 50 days as compared to 51 days at the end of last quarter, mainly due to faster collections in St. Martin. The construction segment has deteriorated to 88 days as compared to 61 days at the end of last year. The slowdown in collections was primarily due to receivables for work in the Bahamas as well as start up of new contracts in Aruba and Antigua, which adversely affected collections. The Company does not consider notes receivable in this calculation.

The Company has an unsecured credit line of $1.0 million with a bank in Florida. The credit line expires in June 2004 and the bank can also demand repayment of the loan and cancellation of the overdraft facility, if certain financial or other covenants are in default. The Company is in compliance with the covenants as of September 30, 2003. There was no outstanding balance as of September 30, 2003. The interest rate on indebtedness outstanding under the credit line is at a rate variable with LIBOR.

In May 2003, the Company entered into a joint venture with a utility equipment company to own and/or operate reverse osmosis fresh water, waste water treatment and power systems. The joint venture will be 80 percent owned by Devcon. As projects are approved by the Company, Devcon will fund the venture with up to $2.4 million in cash and loans plus a guarantee of up to an additional $2.4 million in project financing. As of September 30, 2003 there have been no projects funded.

The Company has borrowed approximately $2.1 million from the Company President. The note is unsecured and bears interest at the prime rate. Three hundred thousand is due on demand, and $1.8 million is due on July 1, 2004. The President has the option of making the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires
15.0 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15.0 percent or more of the common stock. Of the amount borrowed, $1.7 million is collateral for a loan guarantee that the President has extended to the Company on behalf of a project in the Bahamas, in which the President and the Company have a minority ownership.

The Company has entered into retirement agreements with certain existing and retired executives of the Company. The net present value of future liabilities for these arrangements as of September 30, 2003 was $2.9 million, of which $1.6 million is for the Company's President. The company has used a discount rate of 8% and standard mortality tables.

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

On September 1, 2003 the third party received its extraction permit and has started aggregates processing operations.

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

Receivables at September 30, 2003 include a net balance of $6.2 million, consisting of promissory notes due from the Government of Antigua and Barbuda, of which $5.2 million is classified as a long-term receivable. The gross balance of the notes is $29.0 million. The notes were restructured on April 28, 2000 and call for both quarterly and monthly principal and interest payments until maturity in 2015. During the second and third quarter this year, the Government did not make all the payments due under the notes; therefore, the interest recognized on the notes was lower than expected. The Company expects receipts of some of the amounts due around the end of the year, when the annual rental payment from the United States military base is received by the Government. The notes are paid from agreed upon sources, which consist of lease proceeds from the rental of a United States military base, fuel tax revenue, proceeds from a real estate venture and other sources. Receipts recorded for the nine months ended September 30, 2003 were $2.6 million, of which $754,000 was recorded as reduction of principal.

During the second quarter of 2002, the Company issued a construction contract performance guaranty together with one of the Company's customers for $5.1 million. The Company issued a letter of credit for $500,000 as collateral for the transaction and has not had any expenses in connection with this transaction. The construction project was substantially complete as of October 1, 2003, however the construction contract provides for a guarantee of materials and workmanship for a period of one year subsequent to the issuance of a certificate of occupancy. If the owner of the project does not declare a default during this one year period the letter of credit will be voided and the Company will have no further liability. The Company received an up front fee of $154,000, and has recorded a receivable for an additional $52,000. At the same time, a long-term liability of the total amount has been recorded, which may be recognized to income, once it is determined that no liability exists for the project, less any amounts paid by us in connection with the performance guarantee.

REPURCHASE OF COMPANY SHARES

On August 9, 2002 the Board of Directors approved a plan for the Company to purchase Company shares in the open market for up to $3.0 million. The timing of share repurchases, the actual number of shares purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and other considerations which may in the opinion of the Board or management affect the advisability of purchasing Devcon shares. Under this program, the Company has repurchased 339,887 shares through September 30, 2003 at an average rate of

$6.71. The Company did not repurchase any shares during third quarter of 2003. The Company retired 244,696 shares during the nine months of 2003. As of September 30, 2003 the Company had 86,800 shares of treasury stock as compared to 122,100 as of December 31, 2002.

RELATED PARTY TRANSACTIONS

The Company has certain transactions with some of the Directors or employees. Details regarding the Company's transactions with related parties are described fully in the Company's 2002 Form 10-K.

In April of 2003, the Company purchased 12,000 shares of Company stock from Mr. R Steele, a director at the time, at the prevailing market rate.

As of January 1, 2003, the Company entered into a payment deferral agreement with a resort project in the Bahamas, in which the President and a Company subsidiary are minority partners. The loan agreement calls for 50 percent deferral of payments due for construction contract obligations incurred after November 1, 2002, up to a maximum of $2.5 million. Several notes, which are guaranteed partly by certain owners of the project, evidence the loan and the President of the Company has issued a personal guarantee for the total amount due under this loan agreement to the Company as of September 30, 2003.

The Company has a $28.5 million construction contract with an entity in the Bahamas. The President and a subsidiary of the Company are minority shareholders in the entity, owning 11.3 percent and 1.2 percent, respectively. Mr. Smith, the President, is also a member of the entity's managing committee. Management believes the contract has been entered into at arm's length and at terms and conditions that the Company would offer its other customers. Prices established for the work are dependent on market conditions and unique conditions to the environment of the Bahamas. In connection with this contract, the Company recorded revenue of $8.4 million during 2002, and $3.3 million this year through September 30, 2003. The backlog on the contract as of September 30, 2003 was $707,000. As of September 30, 2003 the Company had trade and notes receivables from the venture of approximately $3.8 million and the cost and estimated earnings in excess of billings was $330,000. Mr. Smith has guaranteed the payment of the receivables from the entity, up to a maximum of $2.5 million.

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

Item 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. As of the end of the period covered by this Quarterly Report, on Form 10-Q, we carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits:
              Exhibit 31.1 Certification Pursuant to Rule 13a-14(a)& 15d-14(a),
                           as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
              Exhibit 31.2 Certification Pursuant  to Rule 13a-14(a)& 15d-14(a),
                           as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
              Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K:


              The Company filed form 8-K on August 12, 2003 giving information about earnings and an upcoming conference call with analysts.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:     November 11, 2003                     /S/ JAN A. NORELID
                                                    ---------------
                                                    Jan A. Norelid
                                                    Chief Financial Officer and
                                                    Vice President, Finance

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


Date:    November 11, 2003              /s/ Donald L. Smith, Jr.
                                            --------------------
                                            Donald L. Smith, Jr.
                                            President and Chairman of the Board

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


         Date:    November 11, 2003                  /s/ Jan A. Norelid
                                                         ---------------
                                                         Jan A. Norelid
                                                         Chief Financial Officer

                                  EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                                                         U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Devcon International Corp. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald L. Smith, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    November 11, 2003                          /s/ Donald L. Smith, Jr.
                                                        --------------------
                                                        Donald L. Smith, Jr.
                                                        Chief Executive Officer





Note: This certification is being furnished, not filed, as exhibit 32.1

                                  EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                              U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Devcon International Corp. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jan
A. Norelid, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    November 11, 2003                          /s/ Jan A. Norelid
                                                        --------------
                                                        Jan A. Norelid
                                                        Chief Financial Officer



Note: This certification is being furnished, not filed, as exhibit 32.2