Form 10-K
period 2003-12-31
DEVCON INTERNATIONAL CORP
filed 2004-03-18
CIK 28452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes _____ No X__


As of March 12, 2004, Devcon International Corp. had 3,307,073 shares outstanding. The aggregate market value of the Common Stock held by non-affiliates of Devcon International Corp. as of June 30, 2003 was approximately $5.9 million, based on the closing price on that date of $6.41. In this calculation all executive officers, directors and 5 percent beneficial owners of Devcon International Corp. are considered to be affiliates. This is not an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.


                       DOCUMENTS INCORPORATED BY REFERENCE


The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from Devcon's definitive proxy statement (to be filed pursuant to Regulation 14A)

Intentionally left blank

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

We are a large producer and distributor of ready-mix concrete and quarry products in these Caribbean islands:
         Puerto Rico                             Commonwealth of Puerto Rico
         St. Thomas                              United States Virgin Islands
         St. Croix                               United States Virgin Islands
         Sint Maarten                            Netherlands Antilles
         St. Martin                              French West Indies
         Antigua                                 West Indies

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

The following table sets forth financial highlights of our materials and construction business. Total assets by segment and other information are further described in Note 11 of notes to consolidated financial statements.

                                                               2003              2002              2001
                                                               ----              ----              ----
                                                                            (In thousands)
Revenue (net of intersegment sales):
......Materials                                                $38,209          $37,733           $39,703
......Construction                                              17,104           15,623            15,185
                                                             --------         --------          --------
......                                                         $55,313          $53,356           $54,888
                                                              =======          =======           =======
Operating (loss) income (by segment)
......Materials                                            $    (5,974)       $    (671)        $      23
......Construction                                                (467)          (1,260)            1,173
......Unallocated corporate overhead                            (2,662)          (1,115)           (1,188)
                                                            ---------        ---------          --------
......                                                        $ (9,103)        $ (3,046)       $        8
                                                             ========         ========        ==========

Revenue by geographic area includes sales to unaffiliated customers based on customer location, not the selling entity's location.The Company moves its equipment from country to country; therefore, to make this disclosure meaningful the geographic area separation for assets is based upon the location of the legal entity owning the assets.


                                                                             December 31,
                                                                ------------------------------------------
                                                                  2003             2002              2001
                                                                  ----             ----              ----
Revenue by geographic areas:                                                 (In thousands)
         U.S. and its territories                               $17,958          $19,859           $21,563
                                                                -------          -------            ------
           Netherlands Antilles                                  10,128            6,689             9,459
           Antigua and Barbuda                                   14,323           10,963            10,535
           French West Indies                                     5,828            4,999             6,385
           Other foreign areas                                    7,076           10,846             6,946
        Total foreign                                           -------          -------            ------
                countries                                        37,355           33,497            33,325
                                                                -------          -------            ------

           Total (including U.S.)                               $55,313          $53,356           $54,888
                                                                 ======           ======           =======

Long-lived assets, net, by geographic areas:
         U.S. and its territories                               $15,280          $18,325           $20,292
                                                                -------          -------           -------
           Netherlands Antilles                                     145              270               285
           Antigua and Barbuda                                    6,133            7,030             6,720
           French West Indies                                     2,389            4,400             3,874
         Other foreign areas                                          2                3                54
                                                                -------           ------           -------
         Total foreign countries                                  8,669           11,703            10,933
                                                                -------           ------           -------
           Total (including U.S.)                               $23,949          $30,028           $31,225
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

BUSINESS DEVELOPMENT

Our business has shown different trends during the year. The construction business has been increasing in activity, and we expect continued increases for the next year. The materials business has shown small improvement in revenue in the last year compared to 2002.

From time to time, we evaluate opportunities to expand our operations to areas of the Caribbean where we presently have no business, and also opportunities to expand our existing operations in related areas of operations. We are also reviewing other strategic options. For instance we entered into a venture in water desalination and sewage treatment plants, see further below.

In February 2003, the Company's subsidiary in Sint Maarten entered into an agreement with the Island Territory of Sint Maarten, N. A. to sell up to 197 medium-priced homes, priced at approximately $100,000 per home, in a developed subdivision owned by the Island Government. The Company has built two model homes, and has started to finance the construction of homes for buyers after receipt of firm sales contracts with mortgage financing approved by local banks. Initially, the mortgage financing was dependent on the establishment of a mortgage guarantee fund by the Island Government. This fund was approved in March 2004. However, certain local banks started to offer financing before the guarantee fund was in place. Therefore, development of houses started in the fourth quarter of 2003. As the Company is traditionally engaged in land development contracting, we have hired subcontractors to perform all of the residential construction. We also, to the extent possible, sell construction materials to the subcontractors. We estimate to recognize revenue of $2-$4 million in 2004, with relatively small margin, and as of December 31, 2003 we have invested $369,000 in the development.

In June 2003, we formed a joint venture in the water desalination and sewage treatment business. Our business model is to invest in a utility plant and sell the water or service on a long-term contract to resorts, industrial plants or communities. The Company had no revenue and incurred $100,000 of expenses during 2003. However, the marketing efforts for water and sewage system contracts have resulted in construction leads and contracts. We are reviewing and bidding on a number of possible water and sewage system contracts, but there is no assurance that any of them will result in firm contracts.

We have made loans to a concrete producer on the island of St. Kitts. These loans are secured by mortgages on a building located at the cruise ship port shopping center and a 4-acre ocean front parcel. Construction of the building is to be completed early in the second quarter of 2004. No leases of space in the building have been concluded and various alternatives for development of the ocean front parcel are being analyzed. We have an option to convert a portion of these loans to equity in both the building and the parcel.

The Company decided in 2001 to stop its operations in Aguadilla, Puerto Rico and has leased all its equipment on the site to a company affiliated with one of the joint venture owners of the subsidiary in Puerto Rico. We decided to stop concrete block production on Sint Maarten in 2003 and the plant is being dismantled during 2004, blocks are being supplied by other Devcon subsidiaries and from third parties to the St. Martin/Sint Maarten market.

We have made a strategic decision to outsource to third parties the delivery of concrete to our customers. In St. Martin, Sint Maarten, and Antigua we have sold and leased our concrete trucks and concrete pump trucks to former employees that are now in the concrete delivery and pumping business, and we intend to do the same on St. Croix. In some of our quarries we have outsourced the drilling for blasting holes and some of the loading and pushing of rock material. Also, we have in some instances sold or leased equipment to former employees or third parties for them to perform the work. The overall effect of these decisions has been a reduction of fixed costs; resulting in a larger percentage of costs being directly sales-related.

RISKS OF FOREIGN OPERATIONS

The majority of our operations in 2003 were conducted in foreign countries located in the Caribbean, primarily Antigua and Barbuda, Sint Maarten, St. Martin and the Bahamas. In 2003,

67.5 percent of our revenue was derived from foreign geographic areas. For a summary of our revenue and earnings from foreign operations, see Notes 9 and 11 of notes to consolidated financial statements. The risks of doing business in foreign areas include potential adverse changes in U.S. diplomatic relations with foreign countries, changes in the relative purchasing power of the U.S. dollar, hostility from local populations, adverse effects of exchange controls, restrictions on the withdrawal of foreign investment and earnings, government policies against businesses owned by non-nationals, expropriations of property, the instability of foreign governments, and any insurrection that could result in uninsured losses. We are not subject to these risks in Puerto Rico or the U.S. Virgin Islands since these are United States territories. The Company is also subject to U.S. federal income tax upon the distribution of certain offshore earnings. See Note 8 of notes to consolidated financial statements. Although we have not encountered significant difficulties in our foreign operations, there can be no assurance that we will never encounter difficulties.

MATERIALS DIVISION

GENERAL       In 2003, we manufactured and distributed ready-mix concrete, block and crushed aggregate. We also distributed bagged cement. Our sales can be segregated into certain product groups:


                                                                2003             2002              2001
                                                                ----             ----              ----
Revenue (net of intersegment sales):                                       (In thousands)
     Ready-mix concrete                                       $14,360          $13,270           $14,068
     Aggregates                                                16,042           17,444            17,984
     Concrete block                                             4,395            4,108             4,445
     Cement                                                     2,310            1,724             2,851
     Other                                                      1,102            1,187               355
                                                              -------            -----            ------
                                                              $38,209          $37,733           $39,703
                                                              =======          =======           =======

The different activities on the islands are shown below:

                                                  Quarry           Concrete        Aggregates
                                Ready-mix       aggregates           block           & Block           Cement
                                concrete        production        production          sales             sales
                                --------        ----------        ----------          -----             -----
Puerto Rico                                          X                                  X
St. Thomas, U.S.V.I.                                 X                 X                X                 X
St. Croix, U.S.V.I.                 X                X                                  X
Sint Maarten                        X                                  X                X                 X
St. Martin                          X                X                                  X                 X
Antigua                             X                X                 X                X                 X

Our Materials division employed assets in 2003 such as:

     o   Quarry Related Equipment           o  Concrete Batch Plants
     o   Aggregates Processing Plants       o  Fleet of Concrete Mixer Trucks
     o   Concrete Block Plants              o  Asphalt Plants

See additional information under Item 1 - Business-General.

READY-MIX CONCRETE AND CONCRETE BLOCK   Our concrete batch plants mix cement,
sand, crushed stone, water and chemical additives to produce ready-mix concrete for use in local construction. A third party-managed fleet of concrete mixer trucks delivers the concrete to the customer's job site. At our concrete block plants, a low-moisture concrete mixture is machine-formed, then dried and stored for later sale. Usually, our ready-mix concrete operations and concrete block plants are the area's largest. We also sell a product we refer to as soil-cement, which utilizes similar ingredients as our concrete, as well as some by-products from our aggregates production. The production of soil-cement also reduces the material that we have to dispose of.

QUARRY OPERATIONS AND CRUSHED STONE   We own or lease quarry sites at which we
blast rock from exposed mineral formations. This rock is sold as boulders or crushed to sizes ranging from 3 1/2-inch stones down to manufactured sand. The resulting aggregate is then sorted, cleaned and stored. The aggregate is sold to customers and used in our operations to make concrete products. Our quarries are the largest on four Caribbean islands. It is often less expensive to manufacture crushed rock at our quarries than to import aggregate from off-island sources.

BAGGED CEMENT   The Company purchases cement from local cement terminals on the islands, for use in its concrete batch plants, block plants and on some islands for resale in the form of bagged cement.

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

COMPETITION   We have competitors in the materials business in the locations where we conduct business. The competition includes local ready-mix concrete and concrete block plants, and importers of aggregates and concrete blocks. We also encounter competition from the producers of asphalt, which is an alternative material to concrete for road construction. Most competitors, such as ready-mix and concrete block producers, have a disadvantage compared to our material costs, but have an advantage over us in respect to lower overhead costs. The competition has put pressure on prices in the market, and we have not been able to increase the prices in some markets to the extent of our cost increases.

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

OPERATIONS   We obtain leads for new projects from customers and engineering firms with whom we have established relationships. First, we decide whether to submit a bid or negotiate to undertake a particular project. We prepare and submit timely proposals detailing what we believe will best meet the customers' objectives. We have also provided long-term or short-term financing to obtain more profitable construction contracts, and any financing by us in the future is contingent upon our financial position and operating results. During 2003, we financed $2.0 million and as of the end of 2003, there were outstanding balances totaling $3.5 million. Our Vice President of Construction Operations and/or our President review project proposals and bids. After a customer accepts our proposal, a formal contract is negotiated. We are normally the prime contractor. We assign one of our field superintendents to maintain close contact with the customer and its engineers, to supervise personnel and the relocation, purchase, lease and maintenance of equipment, and to schedule and monitor our operations.

BACKLOG   Our backlog of unfulfilled portions of construction contracts at
December 31, 2003 was approximately $5.6 million involving 12 projects. One Bahamian project's backlog amounted to approximately $288,000 at the end of 2003. A subsidiary, our President and a director are minority owners, and our President is also a member of the managing committee of the entity developing this project. The backlog of $5.6 million involving 12 projects at the end of 2003 compares to $5.6 million involving 6 projects at December 31, 2002. Since December 31, 2003, through February 20, 2004, we have entered into smaller new construction contracts in the Caribbean. We are currently in final negotiations for several contracts and we presently expect the division to increase its volume in 2004. We expect most of the current backlog to be completed during 2004.

BONDING   We must obtain a performance bond to bid on government construction contracts and some private contracts. We have, in the past, been able to provide performance and/or payment bonds, when required.

CUSTOMERS   Our primary customers are government entities, large contractors and large landowners located throughout the Caribbean basin. During 2003, there was one customer in the Bahamas, for whom we recorded revenue of $4.9 million in the year. Our President, a director, and the Company are minority shareholders of this entity.

COMPETITION Land development construction is extremely competitive. We compete with smaller local contractors as well as larger U.S. and European based contractors in all our markets. Primary competitive factors include price, prior experience and relationships, the equipment available to complete the job, innovation, the available engineering staff to assist an owner in minimizing costs, how quickly a company can complete a contract, and the ability to obtain bonding which guarantees contract completion.

TAX EXEMPTIONS AND BENEFITS

Some of our offshore earnings are taxed at rates lower than U.S. statutory federal income tax rates due to tax exemptions and tax incentives. The U.S. Virgin Islands Economic Development Commission ("EDC") granted us tax exemptions on most of our U.S. Virgin Islands earnings through March 2003. We have applied for an extension of this tax exemption, however, there is no guarantee that it will be granted. If we do not have the exemption, our taxes would be increased, however, some fees and scholarships that we are currently granting would not continue. The EDC completed a compliance review on our subsidiary in the US Virgin Islands on February 6, 2004. The compliance review covers the period from April, 1998 through March 31, 2003 and resulted from the Company's application to request an extension of tax exemptions from the EDC. We are working with the EDC to resolve the issues raised. One of those issues is whether certain items of income qualified for exemption benefits under the Company's then existing tax exemption including notice of failure to make gross receipts tax payments of $504,919 and income taxes of $2,240,070, not including interest and penalties. This is the first time that a position contrary to ours or any position on this specific issue has been raised by the EDC. We intend to vigorously contest the EDC's interpretation.

U.S. tax laws provide that our offshore earnings are not taxable for U.S. federal income tax purposes, and most post-April 1988 Materials division earnings in the U.S. Virgin Islands can be distributed to us free of U.S. income tax. Any distribution to Devcon International Corp, the parent company, of: (1) earnings from our U.S. Virgin Islands operations accumulated prior to April 1, 1988; or (2) earnings from our Antigua, St. Martin and Sint Maarten operations, would subject us to U.S. federal income tax on the amounts distributed, less applicable taxes paid in those jurisdictions according to specific rules concerning foreign tax credits. At December 31, 2003, $31.7 million of accumulated earnings had not been distributed to the parent company. We have not provided for U. S. federal income tax on the undistributed earnings of foreign subsidiaries because we intend to permanently reinvest those earnings offshore, unless the earnings can be repatriated in a tax-free or cash-flow neutral manner.

For further information on our tax exemptions and income taxes, see Note 8 of notes to consolidated financial statements.

EQUIPMENT

Both of our businesses require us to lease or purchase and maintain equipment. As of December 31, 2003, our equipment included cranes, bulldozers, road graders, rollers, backhoes, earthmovers, a hydraulic dredge, barges, rock crushers, concrete batch and block plants, concrete mixer trucks, asphalt processing and paving equipment and other items. Some of this equipment is encumbered by chattel mortgages. At certain times, a part of this equipment will be idle in between construction jobs, and at times, certain equipment will be idle for longer periods until suitable construction contracts are found. See Notes 7 and 10 of notes to consolidated financial statements.

MISCELLANEOUS INVESTMENTS AND JOINT VENTURES

We have invested or participated in several joint ventures in connection with our Construction and Materials divisions.

During the period 1998 through 2001, we invested a total of $186,000 for a 1.2 percent interest in a real estate joint venture in the Bahamas. The upscale resort project partially opened in December 2003 and is expected to finish the rest of its hotel construction by early 2004. Our President and a director, have an interest in the joint venture. See Note 12 of notes to consolidated financial statements.

During the period 1998 through 2003 we invested a total of $190,000 for a 33.3 percent interest in a real estate joint venture in Puerto Rico that owns the land where the Aguadilla aggregate processing plant was operating. During 2003, we recorded expenses of $8,000 from this joint venture under the equity method of accounting. In January 2004, the local government advised us that it intends to expropriate a portion of the real estate in Aguadilla. We responded to the expropriation proceeding by filing a complaint in February 2004. If the government completes the expropriation we believe it would not materially effect our financial position or results of operations. We have guaranteed a third of a bank loan that has a balance of $329,000 as of December 31, 2003.

The Company has owned a 50 percent interest in ZSC South since the early 1970s. This is a joint venture that currently owns one parcel of vacant land in South Florida. Mr. W. Douglas Pitts, a director, owns a five percent interest in the joint venture; Courtelis Company manages the joint venture's operations. Mr. Pitts is the President of Courtelis Company. During 2003 one lot was sold and we recognized earnings of $116,000 from that transaction. If the last lot is sold, the joint venture will be dissolved.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Donald L. Smith, Jr., 82, a co-founder of the Company, has served as its Chairman of the Board, President and Chief Executive Officer since its formation in 1951.

Richard L. Hornsby, 68, was appointed the Company's Executive Vice President in March 1989. Mr. Hornsby served as Vice President of the Company from August 1986 to February 1989. From 1981 to 1986 he was Financial Manager for unrelated private investment companies. He has been a director of the Company since 1975 and served as Vice President-Finance from 1972 to 1977.

Jan A. Norelid, 50, was appointed Vice President-Finance and Chief Financial Officer in October 1997. From January 1996 to September 1997, he owned and operated a printing company. From 1991 to 1995 he served as Chief Financial Officer for Althin Medical, Inc., a medical device manufacturer.

Donald L. Smith, III, 51, son of the President, was appointed Vice President-Construction Operations for the Company in December 1992. Mr. Smith joined the Company in 1976 and has served in supervisory and managerial positions within the Company since that time.

Kevin M. Smith, 46, son of the President, was appointed Vice President-Materials Division in June 2002. Mr. Smith joined the Company in 1989 and has served in management positions within the Company since that time.

INTELLECTUAL PROPERTY

We possess trade names used in the islands, of which none are registered. We believe that trade names, which are normally the corporate names of our local subsidiaries, have name recognition and are valuable to the Company. No asset has been recorded for this purpose in our consolidated balance sheet.

EMPLOYEES

At December 31, 2003, we employed 91 persons in the Construction division, of whom 10 are members of a union. As of the same date, we employed 202 persons in our Materials division, of whom 69 are members of a union. Most employees are employed on a full-time basis. Employee relations are considered satisfactory.

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

Item 2.           PROPERTY

GENERAL

The Materials division utilizes nearly all of the real property that we own or lease. We also own undeveloped parcels of land in the U.S. Virgin Islands and Antigua. The following table shows information on the properties and facilities that we owned or leased for our operations at December 31, 2003:

                                                                        Lease Expiration
         Description                                  Location          with all Options              Area
         -----------                                  --------          ----------------              -----
Shared facilities
-----------------
Principal executive offices                        Deerfield Beach       5/04               8,410  sq. ft.    (1)
Maintenance shop for heavy equipment               Deerfield Beach       12/06                  1.82 acres    (1)(2)

Materials division
Concrete block plant and equipment                 St. Thomas            6/04                  11.00  acres   (1)
   maintenance facility
Quarry                                             St. Thomas            owned                  8.50 acres
Quarry                                             St. Thomas            2/18                  44.00 acres    (1)
Barge terminal                                     St. Thomas            5/22                   1.50 acres    (1)
Quarry                                             St. Thomas            8/06                   7.49 acres    (1)
Concrete batch plant and office                    St. Croix             owned                  3.20 acres
Quarry, rock crushing plant                        St. Croix             owned                 61.34 acres
Maintenance shop                                   St. Croix             7/10                   6.00 acres    (1)
Quarry                                             St. Croix             Month-to-Month        10.78 acres    (1)
Concrete batch plant, concrete block               Antigua               9/16                  22.61 acres    (1)
   plant, rock crushing plant, asphalt
   plant, quarry and office
Concrete block plant                               Sint Maarten          Month-to-Month         3.00 acres    (1)
Barge unloading facility                           Sint Maarten          5/05                   0.30 acres    (1)
Office building, batch plant, shop                 Sint Maarten          Month-to-Month         1.39 acres
Quarry, rock-crushing plant, concrete
   batch plant and office building                 St. Martin            7/10                  123.50 acres   (1)
Quarry, rock crushing plant and
   office building                                 Guaynabo, P.R.        3/06                   40.00 acres (1)(3)

(1) Underlying land is leased, but the Company owns equipment and machinery on the property.
(2) Leased from the wife of Donald L. Smith, Jr., the Company's Chief Executive Officer. See Note 12 of notes to consolidated financial statements.
(1)      Acreage is estimated.

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

In the fall of 2000, Virgin Islands Cement and Building Products, Inc. ("VICBP"), a subsidiary of the Company, was under contract with the Virgin Islands Port Authority ("VIPA") for the construction of the expansion of the St. Croix Airport. During the project, homeowners and residents of the Yellow Cedar Housing Community, located next to the end of the expansion project, claimed to have experienced several days of excessive dust in their area as a result of the ongoing construction work. The homeowners of Yellow Cedar have filed two separate lawsuits for unspecified damages against VIPA and VICBP as co-defendants. One suit, filed in the U.S. District Court by Mariepaul Antoine, Benjamin Ashe, et. al, vs. VIPA et. al, case #2001,63 R/F, seeks equitable relief from nuisance, specific performance and damages. The second suit, Louisa Williams et. al vs. VIPA et. al filed in the Territorial Court of the U.S.V.I. case #548/2000 seeks equitable relief from nuisance, specific performance and damages. In both cases, VICBP, as defendant, has agreed to indemnify VIPA for any civil action as a result of the construction work. Reliance Insurance Company ("Reliance"), the general liability carrier for VICBP during that period, has taken the legal position that "dust" is a pollutant and, therefore, the pollution exclusion clause applies and as a result denies liability insurance coverage to VICBP. Corporate counsel in Florida, as well as in the U.S. Virgin Islands, have advised the Company that laws now in place should enable the Company to enforce the duty-to-defend clause contained in the liability policy, thus affording the Company a defense of both legal actions. The Pennsylvania Insurance Commissioner placed Reliance in rehabilitation in October 2001, and subsequently into liquidation. We have also presented claims under the policy to the Florida Insurance Guaranty Association, the V.I. Insurance Guaranty Association, the Pennsylvania Insurance Commissioner, and to our excess liability insurance carrier Zurich Insurance Company. It is too early to predict the final outcome of this matter or to estimate the potential risk of loss, if any, to the Company.

In the late 1980s, Bouwbedrijf Boven Winden, N.V., ("BBW") currently a Devcon subsidiary in the Netherlands Antilles, supplied concrete to a large apartment complex on the French side of Sint Maarten. In the early 1990s the buildings began to develop exterior cracking and "pop outs." In November 1993, BBW was named one of several defendants including the building's insurer, in a suit filed by Syndicat des Coproprietaires la Residence Le Flamboyant (condominium owners association of Le Flamboyant), in the French court "Tribunal de Grande Instance de Paris", case No. 510082/93. A French court assigned an expert to examine the cause of the cracking and pop outs and to determine if the cracking/pop outs are caused by a phenomenon known as alkali reaction (ARS). The expert found, in his report dated December 3, 1998, that BBW was responsible for the ARS. The plaintiff is seeking unspecified damages, including demolition and replacement of the 272 apartments. Based on the advice of legal counsel, a judgment assessed in a French court would not be enforceable against a Netherlands Antilles company. Thus, in order to obtain an enforceable judgment, the plaintiff would have to file a successful claim in an Antillean court. It is too early to predict the final outcome of this matter or to estimate the potential risk of loss, if any, to the Company. Due to the lack of enforceability, the Company decided not to continue the defense in the French court. Therefore, the Company may not be aware of recent developments in the proceedings. Management believes our defenses to be meritorious and does not believe that the outcome will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is traded on the Nasdaq National Market System under the symbol DEVC. The following table shows high and low prices for our common stock for each quarter for the last two fiscal years as quoted by Nasdaq.

         2003                                                           High                   Low
         ----                                                          -----                  ----
         Fourth Quarter                                                $7.49                 $6.76
         Third Quarter                                                  7.50                  6.27
         Second Quarter                                                 7.25                  6.21
         First Quarter                                                  6.93                  5.83

         2002                                                           High                   Low
         ----                                                           ----                  ----
         Fourth Quarter                                                $6.97                 $6.25
         Third Quarter                                                  6.65                  5.50
         Second Quarter                                                 6.85                  5.50
         First Quarter                                                  6.85                  5.51

As of March 12, 2004 there were 137 holders of record of the outstanding shares of Common Stock and more than 440 beneficial owners holding our common stock in their brokers' name. The closing sales price for the common stock on March 12, 2004, was $8.01. We paid no dividends in 2003 or 2002. The payment of cash dividends will depend upon the earnings, consolidated financial position and cash requirements of the Company, its compliance with loan agreements, and other relevant factors. We do not presently intend to pay cash dividends. No unregistered securities were sold or issued in 2003, 2002 or 2001.

EQUITY COMPENSATION PLANS

The table below provides information relating to our equity compensation plans as of December 31, 2003.

                                                                                             Number of shares
                              Number of shares to be           Weighted average           remaining available for
                              issued upon exercise             exercise price of           future issuance under
                             of outstanding options           outstanding options         compensation plans (1)
                             ----------------------           -------------------         ----------------------
Equity compensation plans:
Approved by shareholders                801,595                      $4.11                           179,000
Not approved by shareholders              -                           -                                -
Total                                   801,595                      $4.11                           179,000

(1) excluding shares reflected in first column

There are no other shares of capital stock issued other than common stock. No employment or other agreements provide for the issuance of any shares of capital stock. There are no other options, warrants, or other rights to purchase securities of the Company issued to employees and directors, other than options to purchase common stock issued under the 1986 Non-Qualified Stock Option Plan, the 1992 Directors Stock Option Plan, the 1992 Stock Option Plan, as amended and the 1999 Stock Option Plan, as amended. Options to purchase 50,000 shares were issued to Matrix Desalination Inc at an exercise price of $6.38 in May 2003. The vesting of the options issued to Matrix is dependent on the consummation of certain investments for DevMat Utility Resources, LLC.

REPURCHASES OF COMPANY SHARES


Year 2003                 Total purchases           Average         Purchased as 1)       Maximum yet to
                            of shares                 price        part of publicly        be purchased
                         of common stock             paid           announced plan       under the plan 2)
                         ----------------          ---------        --------------       -----------------

January 21 to 23                15,200               $6.78                15,200              $2,036,584
March 7 to 31                  131,796                6.90               131,796               1,128,042
April 14                        18,300                6.83                18,300               1,003,047
May 21                          18,400                6.31                18,400                 886,943
June 3 to 16                    25,700                6.49                25,700                 720,207
December 8                      20,000                7.20                20,000                 576,207
                              --------                ----              --------               ---------
Total                          229,396               $6.82               229,396                $576,207


1) Total number of shares of common stock purchased as part of a publicly announced plan. The plan is to repurchase up to $3,000,000 of shares of common stock.
2) Maximum approximate dollar value that may yet be utilized under the plan announced on August 13, 2002.

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


FINANCIAL DATA                                                     Year Ended December 31,
                                                -----------------------------------------------------------
                                             2003           2002            2001           2000            1999
                                             ----           ----           ----           ----             ----
                                                    (In thousands, except per share amounts)
STATEMENT OF
     OPERATIONS DATA:
Materials revenue                           $38,209        $37,733         $39,703        $50,956        $55,313
Construction revenue                         17,104         15,623          15,185         14,292         12,721
                                             ------        -------          ------         ------         ------
     Total revenue                           55,313         53,356          54,888         65,248         68,034

Cost of materials                            33,305         30,754          32,182         42,608         46,364
Cost of construction                         15,254         14,790          12,447         11,461         11,000
                                             ------         ------          ------         ------         ------
Gross profit                                  6,754          7,812          10,259         11,179         10,670

Operating expenses                           15,857         10,858          10,251         12,339         12,888
                                             ------         ------          ------         ------         ------

     Operating (loss) income                 (9,103)        (3,046)              8         (1,160)        (2,218)

Other income (expense)                        2,874          4,643           3,252         20,362           (821)
                                              -----          -----           -----         ------         ------

   (Loss) income from operations
       before income taxes                   (6,229)         1,597           3,260         19,202         (3,039)

Income tax expense                           (2,388)          (396)           (830)          (715)          (273)
                                              -----          -----           -----         ------         ------

     Net (loss) income                      $(8,617)       $ 1,201         $ 2,430        $18,487        $(3,312)
                                            =======        =======         =======        =======        =======

(Loss) income per share:
   Basic                                   $ (2.57)       $  0.34        $  0.67        $   4.80       $  (0.74)
   Diluted                                 $ (2.57)       $  0.31        $  0.61        $   4.40       $  (0.74)
Weighted average number of shares outstanding:
   Basic                                      3,352          3,572           3,632          3,851          4,481
   Diluted                                    3,352          3,874           3,963          4,202          4,481

BALANCE SHEET DATA:
Working capital                             $15,840        $19,659         $16,203        $14,035        $ 6,549
Total assets                                 64,419         68,437          67,952         72,136         81,914
Long-term debt, excluding
   current portion                            2,424          2,335           2,455          2,465         14,350
Stockholders' equity                         45,549         55,025          53,845         52,434         39,436

The Company has not made any material accounting changes in the past five years, except for the change of recording receipts on notes receivable from the Antigua Government using the cost-recovery method to the accrual method. We disposed of several businesses in year 2000, as more precisely described in Note 18 of notes to consolidated financial statements of our Form 10-K dated December 31, 2002 and our Reports on form 8-K dated January 7, 2000 and February 22, 2000, respectively, which materially affect the comparability of the selected financial data shown above. As we continued to distribute cement on most islands after the sale of our cement terminals, and as after the sale of our concrete business on St. Thomas, the buyer became our largest customer on the island of aggregates, it is not practical to demonstrate the net sales, gross profit or net income of the operations without the sold businesses.

The following is our selected quarterly financial data which should be read in conjunction with our consolidated financial statements and accompanying Notes and with our "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                           (Loss) income
                                      Total           Gross        Net (loss)                 Per Share
                                     Revenue          Profit         Income              Basic        Diluted
                                     -------          ------         ------              -----        -------
                                                (in thousands)

2003
Fourth Quarter                       $14,802        $  2,198    $    (3,296)           $ (1.00)       $(1.00)
Third Quarter                         14,059           2,187            631               0.19          0.18
Second Quarter                        14,390           1,973           (328)             (0.10)        (0.10)
First Quarter                         12,062             396         (5,624)             (1.63)        (1.63)

2002
Fourth Quarter                       $13,204        $  1,454      $    (151)           $ (0.04)        $(0.04)
Third Quarter                         13,268           2,004              3               0.00           0.00
Second Quarter                        13,498           2,331            412               0.11           0.11
First Quarter                         13,386           2,023            937               0.26           0.24

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

SUMMARY

MATERIAL DIVISION

Our Material division has had decreasing revenue during the last two quarters and the losses increased during the year, from $120,000 during the third quarter of 2003 to $910,000 during the fourth quarter of 2003. The loss in the fourth quarter of 2003 should also be compared to a profit of $561,000 during the fourth quarter 2002. As a result of heavy rains during the fourth quarter of 2003, our aggregate production was decreased compared to the third quarter 2003, as well as compared to the fourth quarter 2002. This, combined with lower average sales prices on our aggregates due to change of product mix, decreased our margins even further. The heavy rains were at the highest levels for decades. Our cost of block production increased in St. Thomas due to production difficulties during a period of increased production levels. We have started to import block into Sint Maarten from external sources to reduce our cost of block in that market. The results of our ready mix operations improved on most islands, partly from increased revenue, but also from improved delivery costs. The Company began to outsource the ready-mix delivery on various islands during 2003; management believes that reduced cost effect should continue in the foreseeable future.

CONSTRUCTION DIVISION

Our construction business improved every quarter during 2003. We are seeing improved volumes and margins in most of our locations. The year started with an operating loss of $1.1 million in the first quarter, a loss of $285,000 in the second quarter, followed by operating income of $253,000 and $662,000 in the third and fourth quarters, respectively. We are projecting strong continuing volumes and profits for at least the whole year of 2004. The dredge started being utilized again in the fourth quarter of 2003 and has contracts to operate for at least the first six months of 2004.

WATER DESALINATION AND SEWAGE TREATMENT BUSINESS

We entered into a joint venture with Matrix Desalination in June 2003 to buy, own and operate utility plants. We have incurred $100,000 in expenses during the year. We have not been able to sell any systems, yet. However the marketing efforts for water and sewage system contracts have resulted in leads and contracts for our Construction division. We are reviewing and bidding on a number of possible water and sewage system contracts, but there is no assurance that any of them will result in firm contracts.

ANTIGUA NOTE

During the year the Government of Antigua did not meet all of its payment obligations. However, we expect the Government to fulfill most of its payment obligations due in 2004 and to continue making payments until the amount recorded in our financial statements as of December 31, 2003 is paid. The recorded principal balance is expected to be paid in full by December 31, 2009. Due to the reduction of payments, we only recorded $1.9 million of interest income from the Antigua Government in 2003 as compared to $2.9 million in 2002.

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

o The outcome of tax litigation in Antigua and the compliance review of our EDC benefits in the U.S. Virgin Islands.

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

o Our ability to execute and profitably perform any contracts in the water desalination or sewage treatment business.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of our financial condition and results of operations is an analysis of the consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), consistently applied. Although our significant accounting policies are described in Note 1 of the notes to consolidated financial statement, the following discussion is intended to describe those accounting policies and estimates most critical to the preparation of our consolidated financial statements. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for credit losses, valuation of the Antigua and Barbuda notes, inventories and loss reserve for inventories, cost to complete of construction contracts, assets held for sale, intangible assets, income taxes, specifically the Antigua tax assessments, tax on un-repatriated earnings, warranty obligations, impairment charges, restructuring, business divestitures, pensions, deferral compensation and other employee benefit plans or arrangements, environmental matters, and contingencies and litigation. We base our estimates on historical experience and on various other factors that we believe to be reasonable, the results of which, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

o Revenue and earnings on construction contracts, including construction joint ventures are recognized on the percentage-of-completion-method based upon the ratio of costs incurred to estimated final costs, for which collectibility is reasonably assured. Provisions are recognized in the statement of income for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. Contract cost is recorded as incurred and revisions in contract revenue and cost estimates are reflected in the accounting period when known. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related earnings are not recognized until the period in which such percentage completion is attained. It is our judgment that until a project reaches 25% completion, there is insufficient information to determine with a reasonable level of assurance what the estimated profit on the project will be. Change-orders for additional contract revenue are recognized if it is probable that they will result in additional revenue and the amount can be reliably estimated. We estimate costs to complete our construction contracts based on experience from similar work in the past. If the conditions of the work to be performed change or if the estimated costs are not accurately projected, the gross profit from construction contracts may vary significantly in the future. The foregoing, as well as weather, stage of completion and mix of contracts at different margins may cause fluctuations in gross profit between periods and these fluctuations may be significant.

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

o We maintain an accrual for retirement agreements with the Company's President and certain other employees. This accrual is based on the life expectancy of these persons and an assumed discount rate, weighted average of 5.7 percent. Should the actual longevity vary significantly from the United States insurance norms, or should the discount rate used to establish the present value of the obligation vary, the accrual may have to be significantly increased or diminished at that time.

o Based on written legal opinion from Antiguan counsel, we have not recorded a contingent liability of $6.1 million, excluding any interest or penalties, for taxes assessed by the Government of Antigua and Barbuda for the years 1995 through 1999. The Government may also assess further taxes for the years prior and subsequent to the assessed tax years. We are appealing said assessments. However, if our appeal is not successful, a significant tax liability may have to be recorded. We do not believe losing the appeal would have an immediate effect on our cash flow, as the Government of Antigua and Barbuda owes us in excess of $29.1 million, and we have the right of to offset against any amounts owed to the government. See Notes 3 and 8 of notes to consolidated financial statements.

o The EDC completed a compliance review on our subsidiary in the US Virgin Islands on February 6, 2004. The compliance review covers the period from April 1, 1998 through March 31, 2003 and resulted from the Company's application to request an extension of tax exemptions from the EDC. The Company is working with the EDC to resolve the issues raised. One of those issues is whether certain items of income qualified for exemption benefits under the Company's then existing tax exemption, including notice of failure to make gross receipts tax payments of $504,919 and income taxes of $2,240,070, not including interest and penalties. This is the first time that a position contrary to the

       Company's or any position on this specific issue has been raised by the EDC. The Company intends to vigorously contest the EDC's interpretation. In light of these recent events, and based on discussions with legal counsel, the Company has established a tax accrual at December 31, 2003 for such exposure which approximates the amounts set forth in the EDC notice.

o We have $31.7 million of un-repatriated earnings in our foreign subsidiaries. We have no intention of bringing these earnings back to the United States, unless we can do so in a tax-free or cash-flow neutral manner. However, should we be forced to repatriate the earnings, we would have to recognize and pay a substantial U.S. federal income tax. The tax would be approximately 34 percent of the repatriated amount, or potentially $10.8 million.

o We were accounting for the notes receivable from the Government of Antigua and Barbuda under the cost-recovery method until April 2000. Subsequent to a restructuring of the notes, we started to account for the notes using the accrual method. We record payments received, first to the projected principal reductions for the period, then to accrued interest, and lastly to additional reduction of principal. Interest income is recognized on the notes only to the extent payments are received for accrued interest. Should the payments from the government diminish substantially or become uncertain, we may have to revert to the cost-recovery method, impair the notes or adjust the implicit interest rate based on estimated future cash flows. This could decrease our earnings significantly. See Note 3 of notes to consolidated financial statements. The Government did not make certain of its payments due in the fourth and prior quarters of 2003 and, consequently, in the fourth quarter of 2003, the Company recorded $503,000 less in interest income compared to the average of the first three quarters of 2003. The amount past due was $1.4 million as of December 31, 2003. We do not believe that the current delay in payments materially affects the recoverability of the recorded amount of the notes receivable.

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

o We determine our fixed assets recoverability on a subsidiary level or group of asset level. If we, as a result of our valuation in the future, assess the assets not to be recoverable, a negative adjustment to the book value of those assets may occur. On the other hand, if we impair an asset, and the asset continues to produce income, we may record earnings higher than they should have been if no impairment had been recorded.

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

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 WITH YEAR ENDED DECEMBER 31, 2002

TOTAL REVENUE

Our revenue was $55.3 million in 2003 and $53.4 million in 2002. This 3.7 percent increase reflects an increase in construction revenue and a smaller increase in materials revenue.

Our materials revenue increased 1.3 percent to $38.2 million in 2003 from $37.7 million in 2002. This increase was primarily due to an increase in the sale of concrete, block and cement, offset to a lesser extent by a reduced sale of aggregates. Concrete and block revenue increased 12.2% and 7.0%, respectively, mainly due to increased volumes on St. Martin, primarily due to a significant project on the island. Aggregates sales decreased in St. Croix by 40.4 percent and on Puerto Rico by 17.0 percent. This reduction was due to reduced activity, as well as heavy rains in the 4th quarter of 2003. We are not sure that the concrete volume increases on St. Martin will be sustainable; however, we believe that aggregates volumes will increase during the next two quarters. We also anticipate that aggregates volumes on St. Croix and Puerto Rico will increase during 2004. At this time we cannot predict total materials revenue in 2004.

Revenue from our Construction division increased 9.5 percent to $17.1 million in 2003 from $15.6 million in 2002. This increase resulted primarily from increased activity on Antigua and Aruba. Our backlog of unfilled portions of land development contracts at December 31, 2003 was approximately $5.6 million involving 12 projects, as compared to approximately $5.6 million involving 6 projects at December 31, 2002. From December 31, 2003 through February 20, 2004, we entered into some additional construction contracts. We are currently in final negotiations for several contracts and we expect the division to increase its volume in 2004. We expect the current backlog to be completed during 2004.

COST OF MATERIALS

Cost of materials increased to 86.6 percent of materials revenue from 81.5 percent in 2002. This increase was primarily the result of reduced margins in the U.S. Virgin Islands from the sale of lower margin products and lower volumes, and reduced margins on Puerto Rico, due to lower volumes and high fixed costs. The margins on St. Martin improved during the year, but are not satisfactory. We have been able to secure new sales agreements. With improved volumes, we believe that the profitability should improve.

COST OF CONSTRUCTION

Cost of construction decreased to 89.2 percent of construction revenue in 2003 from 94.7 percent in 2002. This decrease is primarily attributable to the marine equipment having profitable work at the end of 2003 and being able to obtain more profitable construction contracts during 2003, and also to the varying profitability levels of individual contracts and the stage of completion of such contracts.

OPERATING EXPENSES

Selling, general and administrative expenses ("SG&A expense") increased by 12.0 percent to $10.9 million in 2003 from $9.7 million in 2002. The increase in SG&A expense was primarily due to $634,000 in accelerated depreciation of assets in St. Thomas and Antigua; $668,000 of increased consulting fees, including an expense of $97,000 related to the water desalination business. We also had an increase in property and other taxes of $311,000, offset by reduced insurance expense of $149,000, and reduced labor and labor related expenses of $438,000. As a percentage of revenue, SG&A expense increased to 19.7 percent during 2003 as compared to 18.5 percent during the previous year.

Due to lower profitability and lower volumes affecting certain assets, management upon its review in the first quarter 2003 of long-lived assets, determined that impairment had occurred to some of our assets. An impairment expense of $2.9 million was recognized in 2003 compared to $16,000 in 2002. The Company has two batch plants on Antigua and, during the second quarter, consolidated its operations to the main facility. Accordingly, the installation cost of the plant that was moved has been fully depreciated and the original plant at the main facility that will be functioning as a spare plant had its book value depreciated through accelerated depreciation to its estimated fair value. The depreciation expense recorded in the second quarter was approximately $275,000.

In the first quarter 2003, the Company recorded an impairment expense of $2.9 million. This consisted of the following items:

St. Martin crusher & concrete operations                     $2,119,000
Sint Maarten block plant                                        232,000
Aguadilla crusher plant                                         438,000
Other assets                                                     70,000
                                                          -------------
Total                                                        $2,859,000

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

During the year the Company incurred additional retirement and severance expense due the retirement of several executives of the Company, termination of truck and equipment operators, as well as a reduction in the interest rate used in the net present value calculation of the obligations. The total expense for 2003 was $2.1 million, as compared to $1.1 million in 2002. The Company has taken measures to diminish said retirement cost in the future; nevertheless, the retirement expense can vary in the future due to fluctuations in the interest rate to discount future obligations to present value. Future severance cost can be affected by strategic initiatives of the Company, and should be offset by future savings. The 401(k) savings-plan matching in the U.S., has been slightly increased so that additional retirement costs will not be necessary when an employee retires from the Company. Currently, a senior executive intends to retire at the end of 2004. The total cost for his retirement agreement, which was finalized in December 2003, will be approximately $545,000. During the fourth quarter 2003, we recorded $232,000 of expense for past services and the balance of approximately $313,000 will be recorded over his remaining service time in 2004.

OPERATING (LOSS) INCOME

We had an operating loss of $9.1 million in 2003, compared to a loss of $3.0 million in 2002. Our Materials division had an operating loss of $6.0 million in 2003, compared to $672,000 in 2002. This increased operating loss is mainly due to a $2.9 million impairment of long-lived assets in St. Martin and Puerto Rico, $634,000 of accelerated depreciation in St. Thomas and Antigua and $2.1 million lower gross margins on sales. The lower gross margin resulted primarily from the quarry operations. We had unusually heavy rains on most islands we operate in the fourth quarter of 2003. This resulted in reduced volumes in St. Croix and Puerto Rico and the gross margins were reduced by $1.1 million and $730,000, respectively. The change in product mix on St. Thomas resulted in a lower average selling price, even though costs remained basically the same. St. Thomas also suffered from production problems in its block plant, which had a material adverse effect on margins. Accordingly, the gross margin in St. Thomas was reduced by $973,000. Operations volumes increased in Sint Maarten/St. Martin, which resulted in an $839,000 increase in gross margin. SG&A expense was slightly reduced for the division.

Our Construction division had an operating loss of $467,000 in 2003 compared to $1.3 million in 2002. This decrease was primarily attributable to the marine division's having some profitable work in 2003 and being idle in 2002. We also had improved margins on certain contracts during 2003. The current backlog is the same as at the end of 2002; however, we believe we can achieve success in our current negotiations and bids for new contracts. We believe that we will see continuing improved results for the division in 2004.

OTHER INCOME

At the time of the sale of the operations in Dominica in 2000, the Company entered into a profit and loss participation agreement that expired on March 31, 2002. During this time the gain on the sale of the operations was deferred. At March 31, 2002, the Company recognized a gain on sale of business of $1.0 million. We realized joint venture equity earnings of $107,000, primarily from a sale of a parcel of land in South Florida. Gain on sale of equipment was $306,000 in 2003, compared to $180,000 for the previous year. Our interest expense decreased to $151,000 in 2003 from $167,000 in 2002 due to reduced interest rates. Our interest income was $2.6 million in 2003, a reduction from $3.6 million compared to the previous year. Interest recognized on notes receivable due from the Government of Antigua and Barbuda decreased in 2003 by $1.1 million, while interest received on outstanding accounts receivable increased. The gain on joint-venture equity is derived primarily from a sale of a lot in a South Florida joint venture in 2003.

INCOME TAX EXPENSE

Income tax expense increased to $2.4 million in 2003 from $395,000 in 2002. During 2003, the Company recognized a tax exposure accrual related to the compliance notice received from the EDC in the U.S. Virgin Islands where it mentions the Company's failure to make gross receipts tax payments of $504,919 and income taxes of $2,240,070, not including interest and penalties. We believe we have valid defenses to the notice and intend to vigorously challenge the notice. Our tax rate varies depending on the level of our earnings in the various tax jurisdictions where we operate, the tax loss carry-forwards and tax exemptions available to us. The effective tax rate was negative 38.3 percent in 2003 as compared to 24.8 percent in 2002. The Company is currently appealing tax assessments in Antigua for $6.1 million, as has been previously discussed. See also Item 3 and Notes 8 and 16 of notes to consolidated financial statements.


COMPARISON OF YEAR ENDED DECEMBER 31, 2002 WITH YEAR ENDED DECEMBER 31, 2001

TOTAL REVENUE

Our revenue was $53.4 million in 2002 and $54.9 million in 2001. This 2.8 percent decrease reflects a decrease in materials revenue, partially offset by an increase in construction revenue.

Our materials revenue decreased 5.0 percent to $37.7 million in 2002 from $39.7 million in 2001. This decrease was primarily due to reduction in sale of concrete, block and aggregates, and reduced sale of cement due to the termination of our cement distribution agreement with Union Maritima International, S.A. on March 1, 2001. Concrete and block revenue diminished 5.7% and 7.6%, respectively, mainly due to the completion in early 2002 of a large construction project on St. Croix and reduced volumes on St. Martin, offset to a lesser extent by improved volumes on Antigua. Aggregates revenue was reduced by 3.0%, mainly due to reduced activity on Puerto Rico, offset to a lesser extent by improved volumes on Antigua.
We believe the poor result on Sint Maarten/St. Martin is a result of a slowdown in the island's economy due to reduced tourism on that island in the aftermath of the events of September 11, 2001. However, we have seen continued strengthening demand in the U.S. Virgin Islands and Antigua over the last year.

Revenue from our Construction division increased 2.9 percent to $15.6 million in 2002 from $15.2 million in 2001. This increase resulted primarily from increased activity in the Bahamas and the U.S. Virgin Islands. Our backlog of unfilled portions of land development contracts at December 31, 2002 was approximately $5.6 million involving 6 projects, as compared to approximately $10.5 million involving 7 projects at December 31, 2001. The backlogs of the contracts on Exuma in the Bahamas at December 31, 2002 were approximately $3.3 million. Since December 31, 2002, through February 20, 2003, we have entered into new construction contracts in the Caribbean amounting to approximately $2.1 million.

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

OPERATING EXPENSES

Operating expenses increased by 5.9 percent to $10.9 million in 2002 from $10.3 million in 2001. The increase in SG&A expense was primarily due to retirement and severance expense and losses on foreign exchange. As a percentage of revenue, SG&A expense increased to 20.4 percent during 2002 as compared to 18.7 percent during the previous year.

Due to lower profitability and lower volumes affecting certain assets, management upon its review in 2002 and 2001 of long-lived assets, determined that impairment had occurred to some of our assets. An impairment expense of $16,000 was recognized in 2002 compared to $31,000 in 2001.

OPERATING (LOSS) INCOME

We had an operating loss of $3.0 million in 2002 compared to income of $8,000 in 2001. Our Materials division had an operating loss of $672,000 in 2002, compared to $23,000 in 2001. This increased operating loss is mainly due to the operations on Sint Maarten/St. Martin, offset to a lesser extent by improved results on other islands, in particular Antigua and St. Thomas. The operations in Sint Maarten/St. Martin were affected by lower volumes, increased costs in terms of severance expenses and loss on foreign exchange. Although there is no assurance, we believe that the operations in Sint Maarten/St. Martin will improve during 2003, due to earlier lay-offs of personnel and projected improved volumes. However, the operations may not reach a break-even level in the near future. We see some continuing strength in St. Thomas and Antigua, but do not presently anticipate significant changes in Puerto Rico and St. Croix. Our Construction division had an operating loss of $1.3 million in 2002 compared to income of $1.2 million in 2001. This decrease was primarily attributable to the marine division's having profitable work in 2001 and being idle in 2002, also we had lower margins on some contracts during 2002.

OTHER INCOME

At the time of the sale of the operations in Dominica in 2000, the Company entered into a profit and loss participation agreement that expired on March 31, 2002. During this time the gain on the sale of the operations was deferred. At March 31, 2002, the Company recognized a gain on sale of business of $1.0 million. Gain on sale of equipment was $180,000 in 2002, compared to $71,000 for the previous year. Our interest expense decreased to $167,000 in 2002 from $435,000 in 2001 due to a reduction of outstanding debt and reduced interest rates. Our interest income of $3.6 million remained approximately the same in 2002 compared to the previous year, interest recognized on notes receivable due from the Government of Antigua and Barbuda increased in 2002, while interest received on outstanding accounts receivable diminished. The minority interest allocation of losses decreased to $0 in 2002 from $52,000 in 2001, mainly due to losses in Puerto Rico cannot be allocated to the joint venture partners, as their equity has been exhausted.

INCOME TAX BENEFIT (EXPENSE)

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

LIQUIDITY AND CAPITAL RESOURCES

We generally fund our working capital needs from operations and bank borrowings. In the construction business, we expend considerable funds for equipment, labor and supplies. Our capital needs are greatest at the start of a new contract, since we generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is usually withheld as retainage until the work is complete. We sometimes provide long term financing to customers who have previously utilized our construction services. During 2003, we financed $2.0 million, and the outstanding balance of the financed construction contracts as of December 31, 2003 was $3.5 million, all of which is due to be paid at different times within the next three years. Accounts receivable for the Materials division are typically outstanding for 60 days or longer. Our business requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs.

Management believes our cash flow from operations, existing working capital, and funds available from lines of credit are adequate to meet our needs during the next 12 months. Historically, we have used a number of lenders to finance a portion of our machinery and equipment purchases. At December 31, 2003, there were no amounts outstanding to these lenders. Management believes it has significant collateral and financial stability to be able to obtain significant financing, should it be required, though no assurances can be made.

As of December 31, 2003, our liquidity and capital resources included cash and cash equivalents of $10.0 million, working capital of $15.8 million and available lines of credit of $1.4 million. Total outstanding liabilities were $18.9 million as of December 31, 2003, compared to $13.4 million a year earlier.

Cash flow provided by operating activities for the year ended December 31, 2003 was $1.0 million compared with $4.1 million for the year ended December 31, 2002. The primary use of cash for operating activities during the year ended December 31, 2003 was an increase in receivables of $5.3 million and a decrease in accounts payable and accrued expenses of $243,000. The primary source of cash from operating activities was mainly an increase in taxes payable of $2.7 million, an increase in deferred gain and other non-current liabilities of $1.8 million, a decrease in inventories of $976,000, a decrease in billings in excess of costs and estimated earnings of $820,000 and an increase in billing in excess of costs and estimated earnings of $674,000.

Net cash provided by investing activities was $1.4 million in 2003, including payments received on notes of $4.8 million, partially offset by purchases of property, plant, and equipment of $2.9 million. Net cash used in financing activities was $1.4 million, including purchases of treasury stock of $1.6 million, partially offset by issuance of stock of $142,000.

Our accounts receivable averaged 59 days of sales outstanding ("DSO") as of December 31, 2003. This is an increase in DSO from 53 days at the end of December 2002. The Company's Materials division increased its DSO to 55 days as compared to 50 days at the end of the previous year. The increase in DSO was particularly noticeable in St. Croix, Puerto Rico and Sint Maarten. The slowdown in the economy of St. Croix and Puerto Rico has had a negative effect on our collections. The Construction division also increased its DSO to 68 days as compared to 61 days at the end of last year. The increase was due to large receivables in Aruba as well as increasing activity in Antigua during the fourth quarter of 2003. We do not consider notes receivable in this calculation. See Notes 3 and 12 of notes to consolidated financial statements.

We have a $1.0 million unsecured overdraft facility from a commercial bank in the United States. The facility is due on demand and bears interest at a rate variable with LIBOR. The bank can demand repayment of the loan and cancellation of the overdraft facility, if certain financial or other covenants are in default. At December 31, 2003, we had no amount outstanding under this line. This facility was put in place to help cash management strategies. We have similar overdraft facilities with Caribbean banks totaling $385,000. At December
31, 2003, we had no outstanding amounts on these facilities.

At December 31, 2003 we had borrowed $2.1 million from the Company's President. The note to the President is unsecured and bears interest at the prime rate. Presently, $300,000 is due on demand and $1.8 million is due on July 1, 2005. The President has the option to make the note due on demand should a "Change of Control" occur. A Change of Control is deemed to have occurred if a person or group acquires 15 percent or more of the common stock or announces a tender offer that, if successful, would result in ownership by a person or group of 15 percent or more of the common stock.

We purchase equipment as needed for our ongoing business operations. We are currently replacing or upgrading some equipment used by the Materials division, principally concrete trucks and quarry equipment. This resulted in a net cash expenditure of $2.9 million in 2003. At present, management believes that our inventory of construction equipment is adequate for our current contractual commitments and operating activities. We believe we have available funds or can obtain sufficient financing for our contemplated equipment replacements and additions. New construction contracts may, depending on the nature of the contract and job location and duration, require us to make significant investments in heavy construction equipment. During 2003 we sold equipment with an original cost basis of $1.9 million and a net book value of $1.6 million. The net proceeds, consisting of cash and notes receivable, were $1.9 million. We realized a gain of approximately $306,000 on these transactions.

In September 2001, the Company decided to stop its operations in Aguadilla, Puerto Rico. There was no material impact on the consolidated financial statements. The Company has leased, with the option to buy, its equipment on this site to a company controlled by one of the joint venture owners of the Company's subsidiary in Puerto Rico. The lease rate should generate a small amount of income after depreciation and interest on the equipment.

Our notes receivable at December 31, 2003 include $6.0 million in promissory notes from the Government of Antigua, with approximately $246,000 classified as a current receivable. See Notes 3, 8 and 16 of notes to consolidated financial statements.

Our issued guarantees are more fully described below under "Contingent Liabilities" and our short-term borrowings, long-term debt, other long-term obligations and lease commitments are more fully described in Notes 7, 8, and 10, respectively, of notes to consolidated financial statements. The following table provides a summary of our contractual obligations by due date:

                                                                             2005 to         2007 to         2009
                                             Total             2004            2006           2008        and beyond
                                           --------           ------          ------         ------       ----------
Long term debt                            $ 2,602,000     $   300,000     $1,770,000$         -         $   532,000
Capital leases                                173,000          51,000        100,000         22,000           -
Operating leases                            3,343,000       1,260,000      1,377,000        379,000         327,000
Employment contracts                          320,000         320,000           -             -               -
Other non-current liabilities               4,255,000            -         2,497,000      1,094,000         664,000
                                         -----------------------------   ----------- --------------    ------------
Total                                     $10,693,000      $1,931,000     $5,744,000     $1,495,000      $1,523,000

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

OFF BALANCE SHEET TRANSACTIONS

We have not guaranteed any other person's or company's debt, except as set forth below in "Contingent Liabilities." We have not entered into any currency or interest options, swaps or future contracts, nor do we have any off balance sheet debts or transactions, except as disclosed below under "Contingent Liabilities."


CONTINGENT LIABILITIES

During the second quarter 2002, the Company issued a construction contract performance guarantee together with one of the Company's customers, Northshore Partners, Inc., ("Northshore"), in favor of Estate Plessen Associates L.P. and JPMorgan Chase Bank, for $5.1 million. Northshore Partners is an important customer on St. Croix and the construction contract that Northshore Partners has with Estate Plessen Associate L.P. has requirements for the Company's construction materials. Although there is no assurance, management does not presently believe that this guarantee will have any material impact on the Company's liquidity or capital resources or any material negative impact on its financial position or results of operations. In the case that Northshore is unable to fulfill its commitments of the construction contract, the Company will be obligated to take Northshore's place and finish the contract. The Company issued a letter of credit for $500,000 as collateral for the transaction and has not yet had any expenses in connection with this transaction. The construction project was finished in September 2003 and the guarantee expires two years after this date. The Company received an up front fee of $154,000. At the same time, a long-term liability of the same amount has been recorded, which may be recognized to income, once it is determined that no liability exists for the project, less any amounts paid by the Company in connection with the performance guarantee.

We have guaranteed part of a bank loan to a real estate company in Puerto Rico that we are 33 percent owner of. The total outstanding balance was as of December 31, 2003 $329,000, of which our guarantee is one third. The loan has monthly payments of principal and interest at LIBOR plus 2%.

We have no other off-balance sheet transactions where we are the obligors. Details regarding the Company's other contingent liabilities are described fully in Note 16 of notes to consolidated financial statements.

RELATED PARTY TRANSACTIONS

We have engaged in transactions with some of our Directors or employees. See
Note 12 of notes to consolidated financial statements and item 13 of Part
III

We lease from the wife of the Company President, Mr. Donald L. Smith, Jr., a 1.8-acre parcel of real property in Deerfield Beach, Florida. This property is being used for our equipment logistics and maintenance activities. The annual rent for the period 1996 through 2001 was $49,000,. In January 2002, a new 5-year agreement was signed; the rent was increased to $95,000. This rent was based on comparable rental contracts for similar properties in Deerfield Beach, as evaluated by management.

We have borrowed $2.1 million from Mr. Smith, our President, to provide long-term financing to the Company and security for a payment-guarantee issued by Mr. Smith on behalf of an entity in the Bahamas. The loan is documented with an unsecured note; of which $300,000 is payable on demand and $1.8 million is due on July 1, 2005. The interest charged by Mr. Smith is at the prime rate. We believe that these terms are similar to what the Company would be able to achieve if we were to borrow this money from a bank. Our board approved this transaction. See Liquidity and Capital Resources above.

We have a $29.7 million construction contract with an entity in the Bahamas. Mr. Smith and Robert Armstrong are minority shareholders in the entity, 11.3 and
1.55 percent, respectively. Mr. Smith is also a member of the entity's managing committee. We believe the contract has been entered into at arm's length and at terms and conditions that we would offer our other customers. Prices established for the work are dependent on market conditions and unique conditions to the environment of the Bahamas. In connection with this contract, the Company recorded revenue of $4.9 million during 2003. The backlog on the contract as of December 31, 2003 was $288,000. As of December 31, 2003 we had trade and note receivables from the venture of approximately $3.4 million and the cost and estimated earnings in excess of billings was $269,000. Mr. Smith has guaranteed the payment of certain receivables from the entity, up to a maximum of $2.7 million, subject to exhaustion by us of all other remedies.

Our joint venture subsidiary in Puerto Rico has transactions with the joint venture partners. A company controlled by one of the partners provides drilling and blasting services for our quarry in Guaynabo. The price for the services is negotiated periodically, primarily by comparison to the cost of performing that work by us. In 2002, the subsidiary entered into a 36-month lease agreement for equipment located in the Aguadilla facility with another company controlled by this partner. The agreement also contains an option to buy the equipment. There are no clear comparable prices in the market place, and no third party evaluation of the fairness of the transaction was completed. The subsidiary will recuperate its recorded book value of the assets, should the purchase option be exercised.

The same subsidiary sells a significant portion of its products to a company controlled by another joint venture partner. In 2003 our subsidiary's revenue from these sales was $2.5 million. This partner is controlled by one of our directors; Jose A. Bechara, Jr. Esq. The price of the products is governed by firm supply agreements, renegotiated every other year. Comparable prices from other quarries are studied and used in the price negotiation.

Other assets included in 2002 amounts due from two officers as a result of payments made by the Company pursuant to a split-dollar life insurance plan. In December 2003 the split dollar agreements were cancelled and the Company received from the officers the full amount owed.

We purchased from then director, Robert A. Steele, in a private transaction in April 2003, 12,000 shares of the Company's common stock at the prevailing market rate. The total payment was $82,000.

Mr. James R. Cast, a director, in his tax and consulting practice, has provided services to us and to Mr. Donald Smith, Jr. privately, for more than ten years. We paid Mr. Cast $58,000 for the consulting services provided to the Company in 2003. Mr. Smith paid Mr. Cast $ 21,000 for the same period.

The Company owns a 50% interest in ZSC South, a joint venture, which owns two parcels of vacant land in South Florida. Mr. W. Douglas Pitts, a director, owns a 5% interest in the joint venture; Courtelis Company, manages the joint venture's operations and Mr. Pitts is the President of Courtelis Company. ZSC South sold a parcel of land in June 2003 and paid the Company's net share of the proceeds, $140,000. At the time of sale of the property Mr. Pitts received a real estate commission for the sale of $13,000.

The Company sells products to corporations controlled by Mr. Robert D. Armstrong. The amount of product sold is less than 5% of our gross receipts. We purchase products from corporations controlled by Mr. Armstrong. The purchases totaled $9,000 in 2003. Corporations controlled by Mr. Armstrong sometimes offer to sell asphalt to customers in St. Croix to whom the Company may also quote concrete and aggregate products in competition with the asphalt. The Company also sometimes competes for construction contracts with corporations controlled by Mr. Armstrong.

We have entered into a retirement agreement with Mr. Richard Hornsby, our Senior Vice President and director. He will retire from the company at the end of 2004. During 2005 he will still receive his full salary. From 2006 he will receive annual payments of $32,000 for life.

Company policies and codes provide that related party transactions be approved in advance by either the Audit Committee or a majority of disinterested directors. As indicated, the Company has a construction contract, totaling
$29.7 million as of December 31, 2003, with an entity in the Bahamas in which Messrs. Smith and Armstrong are minority shareholders. During the year, a Company subsidiary commenced certain additional work for this entity for it which it has billed or is billing approximately $1.5 million, of which $510,000 has been paid through March 15, 2004. The Company did not obtain Audit
Committee approval prior to doing the additional work. Subsequently, the Audit Committee has reviewed the work and determined that the terms and conditions under which the Company entered into such work were similar to the terms and conditions of work the Company has agreed to perform for unrelated third parties. In addition to the guarantee Mr. Smith has provided with respect to earlier work for this entity as described above, Mr. Smith has guaranteed $270,000 of the amount due for this work. Taking into consideration the amount paid for this work, available Company offsets, Mr. Smith's guarantee and other factors, the Company believes that this work will be profitable for the Company.

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

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Theprovisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options and has adopted the disclosure requirements of SFAS 148 in the notes to these consolidated financial statements. The application of the disclosure portion of this standard will have no impact on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial statements.

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

In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial position and results of operations.

During November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 00-21, Multiple-Deliverable Revenue Arrangements, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The adoption did not have an impact on the Company's financial position and results of operations.

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material impact on the Company's consolidated financial position and results of operations.


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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information and the supplementary data required in response to this Item are as follows:

                                                                       Page
                                                                     Number(s)

Independent Auditors' Report                                            39

Financial Statements:

     Consolidated Balance Sheets                                       40-41
     December 31, 2003 and 2002

     Consolidated Statements of Operations                              42
     For Each of the Years in the Three-Year Period
     Ended December 31, 2003

     Consolidated Statements of Stockholders' Equity                    43
     and Comprehensive (Loss) Income for Each of the Years in the Three-Year Period Ended December 31, 2003

     Consolidated Statements of Cash Flows                             44-45
     For Each of the Years in the Three-Year Period
     Ended December 31, 2003

     Notes to Consolidated Financial Statements                        46-70

                          Independent Auditors' Report





The Board of Directors and Stockholders
Devcon International Corp.:



We have audited the consolidated financial statements of Devcon International Corp. and subsidiaries (the "Company") as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Devcon International Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



/s/  KPMG LLP



Fort Lauderdale, Florida
March 5, 2004

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                           December 31, 2003 and 2002



ASSETS                                                                           2003                      2002
                                                                             ----------                ---------
Current assets:

     Cash and cash equivalents                                               $10,030,006             $ 8,977,293
     Accounts and notes receivable, net                                       12,638,671              12,261,687
     Costs and estimated earnings in excess of billings                        1,170,572               1,990,353
     Inventories                                                               3,520,687               4,416,278
     Prepaid expenses and other current assets                                   670,435                 667,174
                                                                              ----------              ----------
     Total current assets                                                     28,030,371              28,312,785


Property, plant and equipment, net
     Land                                                                      1,432,068               1,462,068
     Buildings                                                                   597,366               1,111,954
     Leasehold improvements                                                    3,200,796               3,494,392
     Equipment                                                                47,018,090              53,109,586
     Furniture and fixtures                                                      700,988                 712,124
     Construction in process                                                     861,723                 744,448
                                                                         ---------------         ---------------
                                                                              53,811,031              60,634,572

     Less accumulated depreciation                                           (29,861,762)            (30,606,467)
                                                                           -------------           -------------
         Total property, plant and equipment, net                             23,949,269              30,028,105


Investments in unconsolidated joint
     ventures and affiliates, net                                                349,413                 373,251

Notes receivable excluding
     current installments, net                                                10,919,100               8,460,887

Other long-term assets                                                         1,170,589               1,262,333
                                                                           -------------           -------------


     Total assets                                                            $64,418,742             $68,437,361
                                                                             ===========             ===========



See accompanying notes to consolidated financial statements.
                                       40

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (continued)
                           December 31, 2003 and 2002

LIABILITIES AND STOCKHOLDERS' EQUITY                                               2003                     2002
                                                                               ---------              ----------

Current liabilities:
     Accounts payable, trade and other                                      $  3,606,120            $  4,131,087
     Accrued expenses and other liabilities                                    3,927,906               3,197,545
     Line of credit                                                                  -                    11,000
     Current installments of long-term debt                                      351,355                 378,500
     Billings in excess of costs and estimated earnings                          676,207                   1,958
     Income tax payable                                                        3,629,215                 933,734
                                                                          --------------            ------------

     Total current liabilities                                                12,190,803               8,653,824

Long-term debt, excluding current installments                                 2,424,143               2,334,974
Other long-term liabilities                                                    4,254,728               2,423,308
                                                                           -------------           -------------

     Total liabilities                                                        18,869,674              13,412,106


Stockholders' equity:
     Common stock, $0.10 par value. Authorized
       15,000,000 shares, issued 3,383,173 in 2003
       and 3,591,269 in 2002, outstanding 3,296,373
       in 2003 and 3,469,169 shares in 2002                                      338,317                 359,126
     Additional paid-in capital                                                9,208,980               9,704,937
     Retained earnings                                                        37,740,039              47,417,954
     Accumulated other comprehensive loss -
         cumulative translation adjustment                                    (1,148,402)             (1,611,983)
     Treasury stock, at cost, 86,800 and 122,100
         shares in 2003 and 2002, respectively                                  (589,866)               (844,779)
                                                                          --------------          --------------

Total stockholders' equity                                                    45,549,068              55,025,255
                                                                            ------------            ------------


Commitments and contingencies

     Total liabilities and stockholders' equity                              $64,418,742             $68,437,361
                                                                             ===========             ===========



See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations

     For Each of the Years in the Three-Year Period Ended December 31, 2003

                                                              2003                   2002                   2001
                                                       ---------------       -----------------       ---------------
Materials revenue                                           $38,209,247           $37,732,839           $39,702,788
Construction revenue                                         17,103,848            15,623,007            15,184,727
                                                           ------------          ------------           -----------
         Total revenue                                       55,313,095            53,355,846            54,887,515

Cost of materials                                           (33,304,509)          (30,753,566)          (32,181,968)
Cost of construction                                        (15,254,280)          (14,790,454)          (12,446,142)
                                                            ------------          ------------         ------------

         Gross profit                                         6,754,306             7,811,826            10,259,405

Operating expenses:
     Selling, general and administrative                    (10,902,483)           (9,732,100)           (9,602,519)
     Severance and retirement                                (2,095,563)           (1,110,545)             (617,845)
     Impairment of assets                                    (2,859,235)              (15,542)              (30,570)
                                                            -----------        --------------        --------------

         Operating (loss) income                             (9,102,975)           (3,046,361)                8,471
                                                           ------------          ------------       ---------------

Other income (expense):
     Joint venture equity earnings                              107,162                 8,540                28,733
     Gain on sale of property and equipment                     305,744               180,091                70,678
     Gain on sale of businesses                                 -                   1,040,973               -
     Interest expense                                          (151,119)             (167,174)             (434,802)
     Interest income, receivables                             2,444,541             3,401,711             3,273,893
     Interest income, banks                                     167,349               178,819               250,891
     Minority interest                                          -                     -                      51,798
     Other income                                               -                     -                      10,041
                                                     ------------------    ------------------         -------------
                                                              2,873,677             4,642,960             3,251,232
                                                            -----------           -----------           -----------
         (Loss) income before
             income tax expense                              (6,229,298)            1,596,599             3,259,703

Income tax expense                                           (2,388,157)             (395,264)             (829,334)
                                                        ---------------          -------------        -------------

         Net (loss) income                                  $(8,617,455)           $1,201,335           $ 2,430,369
                                                            ===========            ==========           ===========

(Loss) income per common share - basic                    $        (2.57)      $         0.34       $          0.67
                                                          ==============       ==============       ===============
(Loss) income per common share - diluted                  $        (2.57)      $         0.31       $          0.61
                                                          ==============       ==============       ===============

Weighted average number of shares outstanding
     Basic                                                    3,351,817             3,572,488             3,631,703
                                                             ==========             =========            ==========
     Diluted                                                  3,351,817             3,873,752             3,963,278
                                                             ==========             =========            ==========

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

 Consolidated Statements of Stockholders' Equity and Comprehensive (Loss) Income

     For Each of the Years in the Three-Year Period Ended December 31, 2003

                                                                                   Accumulated
                                                    Additional                        Other
                                       Common         Paid-in       Retained      Comprehensive    Treasury
                                        Stock         Capital       Earnings      (Loss) Income      Stock          Total
                                        -----         ------        --------      -------------      -----          -----
Balance at Dec. 31, 2000                $383,628    $10,279,284     $45,018,868    $(2,037,502)   $(1,209,814)     $52,434,464
Comprehensive income:
   Net income                                                         2,430,369                                      2,430,369
   Currency translation adjustment                                                    (478,880)                       (478,880)
                                                                                                                    -----------
Comprehensive income                                                                                                 1,951,489

Repurchase of 97,000 shares                                                                          (700,925)        (700,925)
Retirement of 113,600 shares             (11,360)      (304,140)       (507,988)                      823,488           -
Non-cash stock compensation                             127,843                                                        127,843
Exercise of 18,600 stock options           1,860         30,540                                                         32,400
                                         -------       --------       ---------      ---------      ---------       ----------

Balance at Dec. 31, 2001                 374,128     10,133,527      46,941,249     (2,516,382)    (1,087,251)      53,845,271

Comprehensive income:
   Net income                                                         1,201,335                                      1,201,335
   Currency translation adjustment                                                     904,399                         904,399
                                                                                                                    ----------
Comprehensive income                                                                                                 2,105,734

Repurchase of 150,016 shares                                                                         (987,790)        (987,790)
Retirement of 182,616 shares             (18,262)      (487,370)       (724,630)                    1,230,262             -
Exercise of 32,600 stock options           3,260         58,780                                                         62,040
                                         -------       --------       ---------      ---------      ---------       ----------
Balance at Dec. 31, 2002                $359,126      9,704,937      47,417,954     (1,611,983)      (844,779)      55,025,255

Comprehensive income:
   Net income                                                        (8,617,455)                                    (8,617,455)
   Currency translation adjustment                                                     463,581                         463,581
                                                                                                                    ----------
Comprehensive income                                                                                                (8,153,874)

Repurchase of 229,396 shares                                                                       (1,563,433)      (1,563,433)
Retirement of 264,696 shares             (26,469)      (731,417)     (1,060,460)                    1,818,346             -
Issuance of 50,000 stock options                         99,414                                                         99,414
Exercise of 56,600 stock options           5,660        136,046                                                        141,706
                                         -------       --------       ---------      ---------      ---------       ----------

Balance at Dec. 31, 2003                $338,317     $9,208,980     $37,740,039    $(1,148,402)     $(589,866)     $45,549,068
                                        ========     ==========     ===========    ===========      =========      ===========

See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

     For Each of the Years in the Three-Year Period Ended December 31, 2003

                                                                     2003              2002             2001
                                                                  ----------        --------          --------
Cash flows from operating activities:
     Net (loss) income                                            $(8,617,455)       $1,201,335       $2,430,369

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Non-cash stock compensation                                     99,414            -               127,843
       Depreciation and amortization                                5,354,040         4,908,597        4,895,406
       Deferred income tax benefit                                   (367,722)         (463,703)        (152,775)
       Provision for doubtful accounts and notes                       71,939            69,250          162,695
       Impairment on long-lived assets                              2,859,235            15,542           30,570
       Gain on sale of property and equipment                        (305,744)         (180,091)         (70,678)
       Gain on sale of business                                         -            (1,040,973)          -
       Joint venture equity loss (earnings)                            32,838            (8,540)         (28,733)
       Minority interest in loss of
         consolidated subsidiaries                                    -                 -                (51,798)

Changes in operating assets and liabilities:
       (Increase) decrease in accounts
         and notes receivables, net                                (5,296,437)          552,929       (1,781,028)
       Decrease (increase) in costs and
         estimated earnings in excess of billings                     819,781        (1,761,297)       1,176,842
       Decrease (increase) in inventories                             975,506          (533,776)        (806,664)
       Decrease (increase) in prepaid expenses
         and other current assets                                      38,433            58,656          (59,950)
       Decrease (increase) in other long-term assets                  402,237           (21,544)         (90,151)
       (Decrease) increase in accounts payable,
         accrued expenses and other liabilities                      (242,655)          944,197       (3,152,347)
       Increase (decrease) in billings in excess
         of costs and estimated earnings                              674,249          (412,879)        (120,710)
       Increase in income tax payable                               2,695,481           234,616          467,391
       Increase in other long-term liabilities                      1,846,955           517,458          355,989
                                                                  -----------      ------------     ------------

     Net cash provided by operating activities                  $   1,040,095        $4,079,777       $3,332,271
                                                                -------------        ----------       ----------


See accompanying notes to consolidated financial statements.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)
     For Each of the Years in the Three-Year Period Ended December 31, 2003

                                                                2003                2002                 2001
                                                            ------------         ----------           ----------
Cash flows from investing activities:
   Purchases of property, plant and equipment                 $(2,949,008)        $(3,376,098)       $(4,515,495)
   Proceeds from disposition of property,
     plant and equipment                                          411,748             240,351            219,617
   Issuance of notes                                             (830,689)           (472,419)          (564,000)
   Payments received on notes                                   4,773,895           2,226,966          2,682,546
   Investments in unconsolidated joint ventures                    (9,000)           -                    (5,306)
                                                          ---------------  ------------------     --------------
     Net cash provided by (used in)
        investing activities                                    1,396,946          (1,381,200)        (2,182,638)
                                                             ------------         ------------       -----------

Cash flows from financing activities:
   Proceeds from issuance of stock                                141,706              62,040             32,400
   Purchase of treasury stock                                  (1,563,433)           (987,790)          (700,925)
   Proceeds from debt                                              56,160             -                1,896,761
   Principal payments on debt                                     (45,847)           (884,432)        (2,240,056)
   Net (repayment) borrowing, lines of credit                     (11,000)             11,000           (300,000)
                                                           ---------------      -------------      -------------

     Net cash used in financing activities                     (1,422,414)         (1,799,182)        (1,311,820)
                                                             ------------          ----------        -----------

     Effect of exchange rate changes on cash                       38,086              83,571            (10,440)

       Net increase (decrease) in cash
          and cash equivalents                                  1,052,713             982,966           (172,627)

Cash and cash equivalents, beginning of year                    8,977,293           7,994,327          8,166,954
                                                            -------------        ------------       ------------
Cash and cash equivalents, end of year                        $10,030,006         $ 8,977,293        $ 7,994,327
                                                              ===========         ===========        ===========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                   $     151,119        $    172,320       $    416,472
                                                            =============        ============       ============
   Cash paid for income taxes                              $       71,234        $    366,933       $    288,223
                                                           ==============        ============       ============

Supplemental non-cash items:
   Issuance of notes in settlement
     of receivables                                          $  4,503,032         $ 1,709,905        $ 3,972,607
                                                             ============         ===========        ===========
Reduction of note receivable
     and deferred income                                   $       51,463         $ 1,142,537        $ 1,000,000
                                                           ==============         ===========        ===========

   Retirement of treasury stock                              $  1,818,346         $ 1,230,262       $    823,488
                                                             ============         ===========       ============



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

                  CONSTRUCTION DIVISION

                  The Company uses the percentage-of-completion method of accounting for both financial statements and tax reports. Revenue is recorded based on the Company's estimates of the completion percentage of each project, based on the cost-to-cost method. Anticipated contract losses, when probable and estimable, are charged to income. Changes in estimated contract profits are recorded in the period of change. Selling, general and administrative expenses are not allocated to contract costs. Monthly billings are based on the percentage of work completed in accordance with each specific contract. While some contracts extend longer, most are completed within one year. Revenue is recognized under the percentage-of-completion method when there is an agreement for the work, with a fixed price for the work performed or a fixed price for a quantity of work delivered, and collectibility is reasonably assured. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related earnings are not recognized until the period in which such percentage completion is attained. It is the Company's judgment that until a project reaches 25% completion, there is insufficient information to determine with a reasonable level of assurance what the estimated profit on the project will be. Change-orders for additional contract revenue are recognized if it is probable that they will result in additional revenue and the amount can be reliably estimated.

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

                  Useful lives or lease terms for each asset type are summarized below:
                                 Buildings                      15 - 30 years
                                 Leasehold improvements         3 - 35 years
                                 Equipment                      3 - 20 years
                                 Furniture and fixtures         3 - 10 years

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

                  In accordance with its policy, the Company recorded charges for impairment losses in the Materials division in 2003, 2002 and 2001 of approximately $2.9 million, $16,000 and $14,000, respectively. The Construction division recorded charges for impairment losses of $17,000, in 2001.

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

                  The St. Martin/Sint Maarten operations were determined to be impaired due to continuing losses. The Company could not project sufficient future earnings to cover the long-lived assets. An impairment charge of $2,119,000 was recorded to write down the St. Martin crusher and concrete plant to their estimated fair value, using an estimated probable sales price as determinant of the value. Management is reviewing its alternatives and has not yet made a decision about future operational changes. The Sint Maarten concrete and aggregate sales operations have an estimated fair value in excess of recorded long-lived assets, and therefore no impairment was recorded for this part of the business. The Sint Maarten block plant was impaired, using an estimated probable sales price for parts of the plant as determinant of the value, and an operational decision has been made to close the plant and dismantle it. The Company is currently importing part of its need for blocks from Devcon plants on other islands.

                  The plant in Aguadilla, Puerto Rico, is leased to a third party, whose extraction permit was cancelled in February 2003. On April 10, 2003, the lessee asked for a moratorium on payments, at the same time as he gave notice of the extraction permit being cancelled. As a result of these actions, management's expectation of future cash flows and the fact that the only source of revenue for the plant has come from the lessee, the Company recorded an impairment charge of $438,000 to write down the plant to its estimated fair value, using an estimated probable sales price as determinant of the value. On September 1, 2003, the third party received its extraction permit and restarted aggregates processing operations and paying the lease.

                  Other assets, dredge equipment, asphalt plant, batch plant, generators, and other assets, not in use in Puerto Rico, St. Croix, St. Kitts and other islands were written down to net realizable value with impairment charges of $70,000, $16,000 and $31,000 in 2003, 2002 and 2001, respectively.

         (j)      FOREIGN CURRENCY TRANSLATION

                  All balances denominated in foreign currencies are remeasured at year-end rates to the respective functional currency of each consolidating company.

                  For those subsidiaries, with a functional currency other than the US dollar, assets and liabilities have been translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated into U.S. dollars at average exchange rates during the period. The translation adjustment increased (decreased) equity by $463,581, $904,399 and $(478,880) in
                  2003, 2002 and 2001, respectively. Gains or losses on foreign currency transactions are reflected in the net income of the period. The (expense) income recorded in selling, general & administrative expenses was $(40,287), $(122,215) and $65,143 in 2003, 2002, and 2001, respectively.

                  The French subsidiary does not record a foreign exchange loss or gain on long-term inter-company debt. This gain or loss is deferred and combined with the translation adjustment of said subsidiary. If and when the debt is paid, in part or whole, the deferred loss or gain will be realized and will affect the net respective result of the period.

         (k)      (LOSS) INCOME PER SHARE

                  The Company computes income per share in accordance with the provisions of SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting basic and diluted income per share. Basic income per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted income per share is computed assuming the exercise of stock options under the treasury stock method and the related income tax effects if not antidilutive. For loss periods, common share equivalents are excluded from the calculation, as their effect would be antidilutive. See Note 2 of notes to consolidated financial statements for the computation of basic and diluted number of shares.

          (l)     INCOME TAXES

                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when the management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company and certain of its domestic subsidiaries file consolidated federal and state income tax returns. Subsidiaries located in U.S. possessions and foreign countries file individual income tax returns. U.S. income taxes are not provided on undistributed earnings, which are expected to be permanently reinvested by foreign subsidiaries, unless the earnings can be repatriated in a tax-free or cash-flow neutral manner.

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

                  The per-share weighted-average fair value of stock options granted during 2003, 2002 and 2001 was $2.32, $2.70 and $3.88, respectively, on the grant date, using the Black Scholes option-pricing model with the following assumptions:

                                                                     2003              2002              2001
                                                                     ----              ----              ----
                  Expected dividend yield                             -                  -                 -
                  Expected price volatility                         25.5%              20.6%             34.0%
                  Risk-free interest rate                            3.0%               5.0%              5.3%
                  Expected life of options                        5.3 years           10 years         10 years

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

                                                                      2003             2002             2001
                                                                -------------     -------------  ----------------

                  Net (loss) income, as reported                  $(8,617,455)       $1,201,335       $2,430,369
                  Add stock-based employee
                    compensation expense included
                    in reported net income, net of tax                 -                 -                84,376
                  Deduct total stock-based employee
                    compensation expense determined
                    under fair-value based method for
                    all rewards, net of tax                          (136,320)          (91,762)        (192,548)
                                                                -------------      ------------     ------------

                           Pro forma net (loss) income            $(8,753,775)       $1,109,573       $2,322,197

                  Basic (loss)income per share, as reported          $ (2.57)         $  0.34           $  0.67
                                                                     =======          =======           =======
                  Basic (loss)income per share, pro forma            $ (2.61)         $  0.31           $  0.64
                                                                     =======          =======           =======

                  Diluted (loss)income per share,as reported         $ (2.57)         $  0.31           $  0.61
                                                                     =======          =======           =======
                  Diluted (loss)income per share, pro forma          $ (2.61)         $  0.29           $  0.31
                                                                     =======          =======           =======



         (o)       RECLASSIFICATION
                   Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)      NUMBER OF SHARES OUTSTANDING

         The following table sets forth the computation of basic and diluted share data:

                                                                       2003               2002              2001
                                                                   ------------       ----------        -----------
         Weighted average number of
           shares outstanding - basic                                  3,351,817        3,572,488         3,631,703
         Effect of dilutive securities:
           Options                                                       -                301,264           331,575
                                                                 ---------------       ----------        ----------
         Weighted average number of
           shares outstanding - diluted                                3,351,817        3,873,752         3,963,278
                                                                       =========        =========         =========

         Not included options above (anti-dilutive)                      285,852           -                 -

         Shares outstanding:
         Beginning outstanding shares                                  3,469,169        3,586,585         3,664,985
         Repurchase of shares                                           (229,396)        (150,016)          (97,000)
         Issuance of shares                                               56,600           32,600            18,600
                                                                   -------------    -------------       -----------

         Ending outstanding shares                                     3,296,373        3,469,169         3,586,585
                                                                       =========        =========         =========

 (3) RECEIVABLES

                                                                                        December 31,
                                                                                ------------------------------
                                                                                 2003                  2002
                                                                                 ----                  ----
         Materials division trade accounts                                  $  7,695,999          $  7,312,785
         Construction division trade accounts
           receivable, including retainage                                     4,227,313             3,364,260
         Accrued interest and other receivables                                  532,045               192,726
         Notes and bonds due from the
           Government of Antigua and Barbuda, net                              6,093,528             6,855,946
         Trade notes receivable - other                                        6,698,039             5,521,931
         Due from employees                                                      479,753               250,837
                                                                          --------------        --------------
                                                                              25,726,677            23,498,485
           Allowance for doubtful accounts and notes                          (2,168,906)           (2,775,911)
                                                                          --------------        --------------
                                                                             $23,557,771           $20,722,574
                                                                             ===========           ===========

         Allowance for doubtful accounts and notes                      2003               2002              2001
                                                                   ------------       ----------        -----------
         Beginning balance                                            $2,775,911       $3,527,993        $3,958,053
           Allowances charged to operations, net                          71,939           69,250           162,695
           Direct write-downs charged to the allowance                  (678,944)        (821,332)         (592,755)
                                                                      ----------       ----------        ----------
         Ending balance                                               $2,168,906       $2,775,911        $3,527,993
                                                                      ==========       ==========        ==========

         Recovery of previously written off receivables:             $    17,724      $    41,870      $     32,165
                                                                     ===========      ===========      ============

         Receivables are classified in the consolidated balance sheets as follows:

                                                                                          December 31,
                                                                                 2003                 2002
                                                                                 ----                 ----

         Current assets                                                      $12,638,671           $12,261,687
         Non-current assets                                                   10,919,100             8,460,887
                                                                           -------------         -------------
                                                                             $23,557,771           $20,722,574
                                                                             ===========           ===========


         Included in notes and other receivables are unsecured notes due from the Government of Antigua and Barbuda (the "Government") totaling a net amount of $6,024,867 and $6,787,286 in 2003 and 2002, respectively, of which approximately $246,000 and $525,000 are classified as current receivable in 2003 and 2002, respectively. These notes were originally executed in connection with a construction contract in 1987. During the following nine years, eight amendments to the agreement were executed, primarily due to additional work contracted. In 1987, the notes were placed on the cost recovery method, and all payments received from the Government from agreed upon sources were recorded as reduction of the principal balance of the notes. Payments from agreed upon sources were derived from lease proceeds from a rental of a United States military base, fuel tax revenues and proceeds from a real estate venture. The contractual outstanding balance of the notes, including the balance of prepayment of taxes and duties, was $29.1 million and $30.0 million as of December 31, 2003 and 2002, respectively.

         In April 2000, the Company executed the ninth amendment to the agreement with the Government and the notes were removed from the cost recovery method. The original notes receivable were consolidated into two new 15-year notes and the stated interest rate was reduced from 10 percent to 6 percent annually. Payments from agreed upon sources were expanded to include an additional monthly payment of $61,400, starting in August 2000, and up to $2.5 million in offsets against future duties and taxes to be incurred by the Company. In total, the agreement calls for $155,000 to be received monthly and $312,000 to be received quarterly, until maturity in 2015. The Government did not fulfill its payment obligations in 2003. Since April 28, 2000 the Company has been recognizing interest income on the notes under the accrual basis. The Company expects to receive principal payments against the book balance of $246,000, $399,000, $626,000, $983,000, and $1,537,000 during each of the next 5 years, respectively.

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

         Receipts on the notes were $2.7 million and $3.4 million, in 2003 and 2002, respectively. Interest income recognized in 2003, 2002 and 2001 was $1,860,162, $2,932,749, and $2,385,842, respectively. The Company records payments received, first to the projected principal reductions for the period, then to accrued interest, and lastly to additional reduction of principal. Interest income is recognized on the notes only to the extent payments are received or amounts are offset against money owed to the Government. The Government was delayed in certain of its payments during the last three quarters of 2003 and, consequently, the Company recorded approximately $1,033,000 less in interest income in 2003 compared to 2002. Subsequent to year-end, the Company has not received payment for all past due amounts from 2003.

         Antigua-Barbuda Government Development Bonds 1994-1997 series amounting to $68,661 in 2003 and 2002, are included in the total due from the Government. The Company also has net trade receivables from various Government agencies of $117,757 and $281,396 in 2003 and 2002, respectively.

         Trade notes receivable - other consist of the following:

                                                                                          December 31,
                                                                           ---------------------------------------
                                                                                2003                    2002
                                                                                ----                    ----
         Unsecured promissory notes receivable with varying
         terms and maturity dates through 2008                                $1,230,397              $1,091,509

         Notes receivable with varying terms and maturity
         dates through 2014, secured by property or equipment                  2,026,665               2,373,700

         10.0 percent note receivable, due on demand,
         secured by first mortgage on real property                              120,370                 120,370

         Unsecured promissory notes receivable bearing interest at 8.0 percent with varying maturity dates through 2006, guaranteed by Company
         President and various owners of debtor                                2,467,773                  -

         Unsecured notes receivable bearing interest
         at 1.0 percent over the prime rate,
         due in monthly installments through 2005                                852,834               1,436,352

         8.0 percent note receivable, secured by property                         -                      500,000
                                                                               ---------               ---------

         Trade notes receivable                                               $6,698,039              $5,521,931
                                                                              ==========              ==========

(4)      INVENTORIES
         Inventories consist of the following:                                              December 31,
                                                                           -------------------------------------
                                                                                2003                     2002
                                                                                ----                     ----

         Sand, stone, cement and concrete block                               $3,135,064              $3,974,619
         Maintenance parts                                                       133,757                 141,244
         Other                                                                   251,866                 300,415
                                                                            ------------            ------------

                                                                              $3,520,687              $4,416,278
                                                                              ==========              ==========

(5)      INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES AND AFFILIATES

         At December 31, 2003 and 2002, the Company had investments in unconsolidated joint ventures and affiliates consisting of a 1.2 percent equity interest in a real estate project in the Bahamas, see
         Note 12, a 33.3 percent interest in a real estate company in Puerto Rico and a 50 percent interest in a real estate project in South Florida. Equity earnings of $107,162, $8,540 and $28,733, were recognized in 2003, 2002, and 2001, respectively, on ventures accounted for under the equity method.

(6)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of financial instruments including cash, cash equivalents, the majority of the receivables - net, other current assets, accounts payable trade and other, accrued expenses and other liabilities, and notes payable to banks approximated fair value at December 31, 2003 because of the short maturity of these instruments. The carrying value of debt and most notes receivable approximated fair value at December 31, 2003 based upon the present value of estimated future cash flows. Given the nature of the notes and lack of comparable instruments, estimation of fair value of the notes due from the Government of Antigua and Barbuda is not practicable. The carrying amount of these notes as of December 31, 2003 was $6.0 million. The effective interest rate of the notes was 29.4 percent in 2003. The notes call for monthly and quarterly payments until maturity in 2015.

(7)      DEBT

         Debt consists of the following:

                                                                                          December 31,
                                                                           -----------------------------------------
                                                                                   2003                   2002
                                                                                   ----                   ----
         Installment notes payable in monthly installments through 2008, bearing interest at a weighted average rate of 6.9 percent and secured by equipment with
         a carrying value of approximately $250,000                          $    173,466           $    111,442

         Unsecured note payable to the Company's President,
         $300,000 due on demand with the balance due
         July 1, 2005, bearing interest at the prime interest rate             2,070,000               2,070,000

         Unsecured notes payable due through 2011, bearing
         interest at a rate of 7.0 percent                                       532,032                 532,032

         Unsecured note payable to a bank under a $1,000,000
         line of credit, due on demand, bearing interest at
         2.5 percent over the LIBOR market rate                                  -                        11,000
                                                                       -----------------            ------------

            Total debt outstanding                                            $2,775,498              $2,724,474
                                                                              ==========              ==========

         Prime rate was 4.0 and 4.25 percent as of the end of 2003 and 2002, respectively. In 2001, the Company entered into a revolving line of credit facility with a bank in the United States that provides for borrowings up to a maximum amount of $1,000,000, with interest charged at LIBOR plus 2.50 percent. The facility is due on demand. The bank can demand repayment of the loan and cancellation of the line of credit facility, if certain financial or other covenants are in default. The Company also maintains lines of credit with local banks in Sint Maarten and Antigua, $200,000 and $185,000, respectively, for cash flow management purposes. The interest rates on these lines of credit are 11 percent and 12 percent, respectively. The amounts outstanding under these lines of credit were $0 and $11,000 as of December 31, 2003 and 2002, respectively.

         The effective interest on all debt outstanding, excluding lines of credit, was 4.9 percent at December 31, 2003 and 5.4 percent at December 31, 2002. Outstanding debt is shown in the consolidated balance sheets under the following captions:

                                                                                           December 31,
                                                                                2003                    2002
                                                                                ----                    ----

         Current installments of long-term debt                              $   351,355             $   378,500
         Lines of credit                                                           -                      11,000
         Long-term debt                                                        2,424,143               2,334,974
                                                                             -----------             -----------
                                                                              $2,775,498              $2,724,474
                                                                              ==========              ==========

         The total maturities of all debt subsequent to December 31, 2003 are as follows:
                  2004                                        $   351,355
                  2005                                          1,858,783
                  2006                                             11,293
                  2007                                             11,799
                  2008                                             10,236
                  Thereafter                                      532,032
                                                               ----------
                                                               $2,775,498
                                                               ==========
(8) INCOME TAXES

         Income tax (benefit) expense consists of:             Current              Deferred               Total
                                                               -------              --------               -------
         2003:
           Federal                                            $ 215,051            $ (326,326)           $ (111,275)
           Foreign                                            2,540,828               (41,396)            2,499,432
                                                             ----------           -----------           -----------
                                                             $2,755,879             $(367,722)           $2,388,157
                                                             ==========             =========            ==========
         2002:
           Federal                                          $   (27,635)            $(457,650)         $   (485,285)
           Foreign                                              886,602                (6,053)              880,549
                                                            -----------          ------------           -----------
                                                             $  858,967             $(463,703)           $  395,264
                                                             ==========             =========            ==========
         2001:
           Federal                                           $  358,435             $(190,162)           $  168,273
           Foreign                                              623,674                37,387               661,061
                                                            -----------           -----------           -----------
                                                             $  982,109             $(152,775)           $  829,334
                                                             ==========             =========            ==========

         The actual expense differs from the "expected" tax (benefit) expense computed by applying the U.S. federal corporate income tax rate of 34 percent to (loss) income before income taxes is as follows:

                                                              2003                    2002                  2001
                                                              ----                    ----                 -----
         Computed "expected"
             tax (benefit) expense                          $(2,117,961)         $    542,844            $1,108,299
         Increase (reduction) in income
             taxes resulting from:
             Distribution of deemed dividends                 2,117,883               527,000               141,100
             Intercompany interest income
               untaxed by foreign jurisdiction                    -                     -                  (137,194)
             Tax incentives granted to
               foreign subsidiaries                            (646,055)           (1,503,562)           (1,165,713)
             Net operating loss not utilized                     49,178               149,877                27,985
             Change in deferred tax
               valuation allowance                            1,111,311             3,260,063              (918,862)
             Additional foreign taxes                         2,178,074                 -                     -
             Differences in effective rate in
               foreign jurisdiction and other                  (304,273)           (2,580,958)            1,773,719
                                                          -------------          ------------         -------------
                                                        $     2,388,157          $    395,264            $  829,334
                                                        ===============          ============            ==========

         Significant portions of the deferred tax assets and liabilities results from the tax effects of temporary difference:

                                                                                           December 31,
                                                                           -------------------------------------------

         Deferred tax assets:                                                     2003                     2002
                                                                                  ----                     ----
            Allowance for bad debts                                         $    212,701               $    120,318
            Net operating loss carry-forwards                                  9,422,395                  8,618,371
            Reserves and other                                                 1,478,857                    850,053
                                                                             -----------                 ----------
         Total gross deferred tax assets                                      11,113,953                  9,588,441

         Less valuation allowance                                             (9,729,381)                (8,618,070)
                                                                             -----------                -----------

                  Net deferred tax assets                                      1,384,572                    970,371
                                                                             -----------               ------------
         Deferred tax liabilities:
            Plant and equipment, principally due to differences
              in depreciation and capitalized interest                          (526,126)                  (479,647)
                                                                            ------------               ------------

                  Total gross deferred tax liabilities                          (526,126)                  (479,647)
                                                                            ------------               ------------

         Net deferred tax asset                                              $   858,446               $    490,724
                                                                             ===========               ============

         Net deferred tax assets (liabilities):
            Net current deferred tax assets                                  $   354,223               $    312,529
            Net non-current deferred tax assets                                  504,223                    178,195
                                                                             -----------               ------------

                                                                             $   858,446               $    490,724
                                                                             ===========               ============

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making the assessment. The valuation allowance for deferred tax assets as of December 31, 2003 was $9.7 million or about 87.5 percent of the potential deferred tax benefit. The change in valuation allowance was $1,111,311, $3,260,063 and $(918,862) in 2003, 2002 and 2001, respectively.

         In April 1988, the U.S. Virgin Islands Economic Development Commission
         (EDC) granted one of the Company's subsidiaries a 10-year tax exemption expiring in April 1998. With some conditions and exceptions, the Company's operations related to (1) production and sale of ready-mix concrete; (2) production and sale of concrete block on St. Thomas and St. Johns and outside of the U.S. Virgin Islands; (3) production and sale of sand and aggregate; and (4) bagging of cement from imported bulk cement, are 100 percent exempt from U.S. Virgin Islands real property, gross receipts (currently 4 percent) and excise taxes, 90 percent exempt from U.S. Virgin Islands income taxes, and about 83 percent exempt from U.S. Virgin Islands customs duties. In 1998, the Company was granted a five-year extension, through April 2003, of the exemptions. The Company has applied for an extension of this tax exemption; however, there is no guarantee that it will be granted. If the Company does not have the exemption, the taxes would be increased, however, some fees and scholarships that the Company is currently granting would not continue. The impact of not having the exemption will be an increased expense.

         The EDC completed a compliance review on the Company's subsidiary in the US Virgin Islands on February 6, 2004. The compliance review covers the period from April, 1998 through March 31, 2003 and resulted from the Company's application to request an extension of tax exemptions from the EDC. The Company is working with the EDC to resolve the issues raised. One of those issues is whether certain items of income qualified for exemption benefits under the Company's then existing tax exemption, including notice of failure to make gross receipts tax payments of $504,919 and income taxes of $2,240,070, not including interest and penalties. This is the first time that a position contrary to the Company's or any position on this specific issue has been raised by the EDC. The Company intends to vigorously contest the EDC's interpretation. In light of these recent events, and based on discussions with legal counsel, the Company has established a tax accrual at December 31, 2003 for such exposure which approximates the amounts set forth in the EDC notice.

         At December 31, 2003, approximately $31.7 million of foreign subsidiaries' earnings have not been distributed and no U.S. income taxes have been provided for with respect to them. These earnings are considered permanently reinvested in the subsidiaries' operations, unless the earnings can be repatriated in a tax-free or cash-flow neutral manner, and when earned, did not require income tax recognition under U.S. laws.

         Should the foreign subsidiaries distribute these earnings to the parent company or provide access to these earnings, taxes of approximately $10.8 million at the U.S. federal tax rate of 34 percent, net of foreign tax credits, may be incurred. At December 31, 2003, the Company had accumulated net operating loss carry-forwards available to offset future taxable income in its Caribbean operations of about $24.4 million, which expire at various times through the year 2010.

         During the fourth quarter 2001, the Company's three subsidiaries in Antigua were assessed $6.1 million in income taxes and withholding taxes for the years 1995 through 1999. The Company is appealing the assessments in the appropriate venues. The Company is owed a total of $29.1 million from the Government of Antigua and Barbuda; see further
         Note 3, of which $6.0 million is reflected as a receivable in the Company's financial statements. The difference between the gross balance and the reflected balance is the result of the notes receivable being on the cost recovery method from the notes inception through April 2000. In the event that the appeal is denied, the Company believes it has the right to offset any amounts owed to the Government against what is owed to the Company. Therefore, the Company believes that if any tax is accrued in the future, it will not have an immediate cash flow effect on the Company, but will result in an offset between tax owed and receivables outstanding. It is too early to predict the final outcome of the appeals process or to estimate the ultimate amount of loss, if any, to the Company. Based on the advice from local Antiguan tax consultants and local Antiguan counsel, management believes the Company's defenses to be meritorious and does not believe that the ultimate outcome will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(9)      FOREIGN SUBSIDIARIES

         Combined financial information for the Company's foreign Caribbean subsidiaries, except for those located in the U.S. Virgin Islands and Puerto Rico, are summarized here:

                                                                                          December 31,
                                                                         --------------------------------------------
                                                                                2003                      2002
                                                                                ----                      ----
         Current assets                                                      $17,815,342                $17,539,443
         Advances to the Company                                               3,209,011                  6,082,030
         Property, plant and equipment, net                                    8,779,156                 11,703,177
         Investments in joint ventures and
            affiliates, net                                                    1,686,491                    186,490
         Notes receivable, net                                                 9,414,459                  7,490,948
         Other assets                                                            579,178                      6,998
                                                                          --------------           ----------------

                  Total assets                                               $41,483,637                $43,009,086
                                                                             ===========                ===========

         Current liabilities                                                $  3,767,196               $  2,983,530
         Long-term debt                                                        1,475,805                    889,416
         Equity                                                               36,240,636                 39,136,140
                                                                            ------------               ------------

                  Total liabilities and equity                               $41,483,637                $43,009,086
                                                                             ===========                ===========

                                       59


                                                     2003                       2002                      2001
                                                     ----                       ----                      ----
         Revenue                                   $32,291,779               $20,476,404                $25,607,906
         Income before income taxes                    425,569                   820,251                  3,440,105
         Net income                                    165,101                   439,251                  2,853,800

 (10)    LEASE COMMITMENTS

         The Company leases real property, buildings and equipment under operating leases that expire over periods of one to thirty-one years. Future minimum lease payments under non-cancelable operating leases with terms in excess of one year as of December 31, 2003 are as follows:
                                                      Operating
         Years ending December 31,                     Leases
                                                       ------
                  2004                               $1,260,214
                  2005                                  857,788
                  2006                                  519,245
                  2007                                  246,709
                  2008                                  132,584
                  Thereafter                            326,787
                                                     ----------

                  Total minimum lease payments       $3,343,327
                                                     ==========


         Total operating lease expense for real property and buildings was $1,796,518, $1,869,548 and $1,977,537 in 2003, 2002 and 2001,
         respectively. Total operating lease and rental expense for equipment was $1,375,990, $1,092,640, and $903,455, in 2003, 2002 and 2001,
         respectively. The equipment leases are normally on a month-to-month basis. Some operating leases provide for contingent rentals or royalties based on related sales and production; contingent rent expense amounted to $14,846, $17,464, and $10,755 in 2003, 2002 and
         2001, respectively. Included in the above minimum lease commitments are royalty payments due to the owners of the Societe des Carrieres de Grand Case (SCGC) quarry. See Note 16.

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

                                                                                     December 31,

                                                               2003                   2002                2001
                                                               ----                   ----                ----
         Revenue (including inter-segment):
           Materials                                          $38,070,207         $37,740,458        $40,985,155
           Construction                                        17,996,972          15,796,199         15,282,867
           Elimination of inter-segment revenue                  (754,084)           (180,811)        (1,380,507)
                                                            -------------       -------------       ------------
                  Total                                       $55,313,095         $53,355,846        $54,887,515
                                                              ===========         ===========        ===========

         Operating (loss) income:
           Materials                                          $(5,973,604)       $   (670,988)    $       23,330
           Construction                                          (467,106)         (1,260,373)         1,173,141
           Unallocated corporate overhead                      (2,662,265)         (1,115,000)        (1,188,000)
                                                             ------------        ------------       ------------
                  Total                                        (9,102,975)         (3,046,361)             8,471

         Other income, net                                      2,873,677           4,642,960          3,251,232
                                                             ------------        ------------       ------------
                  (Loss) income before taxes                  $(6,229,298)         $1,596,599         $3,259,703
                                                              ============         ==========         ==========

         Total assets:
           Materials                                          $38,149,092         $44,017,013        $43,787,877
           Construction                                        14,265,800          13,635,796         13,441,816
           Other                                               12,003,850          10,784,552         10,722,054
                                                              -----------         -----------        -----------
                  Total                                       $64,418,742         $68,437,361        $67,951,747
                                                              ===========         ===========        ===========

         Depreciation and amortization:
           Materials                                         $  3,771,954        $  3,384,336        $ 3,309,717
           Construction                                         1,582,086           1,524,261          1,585,689
                                                            -------------       -------------       ------------
                  Total                                      $  5,354,040         $ 4,908,597        $ 4,895,406
                                                             ============         ===========        ===========

         Capital expenditures:
           Materials                                         $  1,541,826        $  2,080,756        $ 3,709,789
           Construction                                         1,407,182           1,295,342            805,706
                                                            -------------       -------------      -------------
                  Total                                      $  2,949,008        $  3,376,098        $ 4,515,495
                                                             ============        ============        ===========

         Operating (loss) income is revenue less operating expenses. In computing operating (loss) income, the following items have not been added or deducted: interest expense, income tax expense, equity in earnings from unconsolidated joint ventures and affiliates, interest and other income, minority interest and gain or loss on sales of property, equipment and businesses. The note receivable from the Government of Antigua and Barbuda is included in total assets, other.

         Revenue by geographic area includes sales to unaffiliated customers based on customer location, not the selling entity's location. The Company moves its equipment from country to country; therefore, to make this disclosure meaningful the geographic area separation for assets is based on the location of the legal entity owning the assets. One customer, the owner of the project in the Bahamas, account for $4.9 million and $8.4 million of revenue in 2003 and 2002, respectively, reported in the Construction division segment.

                                                                                   December 31,
                                                            -----------------------------------------------------  -
                                                                  2003               2002                 2001
                                                                  ----               ----                 ----
         Revenue by geographic areas:
              U.S. and its territories                        $17,958,025         $19,859,351        $21,562,985
              Netherlands Antilles                             10,128,137           6,689,056          9,459,217
              Antigua and Barbuda                              14,323,248          10,962,572         10,534,677
              French West Indies                                5,827,903           4,998,990          6,384,890
              Other foreign areas                               7,075,782          10,845,877          6,945,746
                                                            -------------        ------------      -------------

                Total                                         $55,313,095         $53,355,846        $54,887,515
                                                              ===========         ===========        ===========

         Property, plant and equipment, net, by geographic areas:
              U.S. and its territories                        $15,280,515         $18,324,928        $20,292,205
              Netherlands Antilles                                145,308             270,114            285,045
              Antigua and Barbuda                               6,132,782           7,030,701          6,720,267
              French West Indies                                2,389,147           4,399,832          3,873,834
              Other foreign areas                                   1,517               2,530             53,889
                                                          ---------------     ---------------    ---------------

                Total                                         $23,949,269         $30,028,105        $31,225,240
                                                              ===========         ===========        ===========

(12)     RELATED PARTY TRANSACTIONS

         The Company leases a 1.8-acre parcel of real property in Deerfield Beach, Florida from the wife of the Company's President, Mr. Donald L. Smith, Jr. Annual rent on the property was $95,400 in both 2003 and 2002 and $49,303 in 2001. The lease was renewed for five years beginning January 1, 2002 with an annual rent of $95,400. The rent was based on comparable rental prices for similar properties in Deerfield Beach.

         At December 31, 2003, the Company had a note payable of $2.1 million to Mr. Smith resulting from various advances made to the Company in previous years, to provide long-term financing to the Company and security for a payment-guarantee issued by the President on behalf of an entity in the Bahamas. The note is unsecured and bears interest at the prime rate. Presently, $300,000 dollars is due on demand and $1.8 million is due on July 1, 2005. Management believes that these terms are similar to what the Company would be able to achieve if it was to borrow this money from a bank. The board of directors approved this transaction. Mr. Smith has the option to make the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires 15 percent or more of the common stock or announces a tender offer that, if successful, would result in ownership by a person or group of 15 percent or more of the common stock. See
         Note 7 of consolidated financial statements.

         At December 31, 2003, the Company had an investment and advances totaling $186,000, representing a 1.2 percent interest in a real estate joint venture in the Bahamas in which

         Mr. Smith and Mr. Armstrong, a director, participate with an equity interest of 11.3 and 1.55 percent, respectively. The investment is carried at cost; accordingly no income or loss has been recorded from this investment. The Company has a $29.7 million contract with the venture to perform land preparation services. In connection with this contract, the Company recorded revenue of $4.9 million during 2003. The backlog on the contract as of December 31, 2003 was $288,000. As of January 1, 2003, the Company entered into an agreement with the partnership to defer payment of 50% of its regular contract billings issued for work from September, 2002 and onwards, up to a maximum amount of $2.5 million. The total deferral is $2.4 million. The Company's President has personally guaranteed the $2.4 million deferral, subject to exhaustion by the Company of all other remedies. The deferral of payment is for three years from the date invoices become due. Interest of eight percent annually will accrue and become payable at maturity. The Company President has also guaranteed
        $270,000 for work done in December 2003 to be paid by June 1, 2004. As of December 31, 2003 the Company had trade and note receivables from the venture of approximately $3.4 million and the cost and estimated earnings in excess of billings was $269,000.

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

         The same subsidiary sells a significant portion of its products to a company controlled by another joint venture partner. In 2003, the Company's subsidiary's revenue from these sales was $2.5 million. This partner is controlled by one of the Company's directors; Jose A. Bechara, Jr. Esq. The price of the products is governed by firm supply agreements, renegotiated every other year. Comparable prices from other quarries are studied and used in the price negotiation.

         As of December 31, 2002, other assets included amounts due from officers of the Company as a result of payments made by the Company pursuant to a split-dollar life insurance plan. In December 2003 the split-dollar life agreements were cancelled and the Company was repaid the amounts owed.

         The Company purchased from the CFO, Jan A. Norelid, in a private transaction in May 2002, 11,400 shares of the Company's common stock at the prevailing market rate. The total payment was $74,000.

         The Company purchased from then director, Robert A. Steele, in a private transaction in April 2003, 12,000 shares of the Company's common stock at the prevailing market rate. The total payment was $82,000.

         The Company owns a 50% interest in ZSC South, a joint venture, which currently owns one parcel of vacant land in South Florida. Mr. W. Douglas Pitts, a director, owns a 5% interest in the joint venture; Courtelis Company, manages the joint venture's operations and Mr. Pitts is the President of Courtelis Company. ZSC South sold a parcel of land in June 2003 and the Company recognized net earnings of $116,000 from that transaction. At the time of sale, Mr. Pitts received a real estate commission of $13,000.

         Mr. James R. Cast, a director, has a tax and consulting practice, which provides services to the Company and privately to Mr. Donald Smith, Jr. The Company paid Mr. Cast $58,000 and $35,000 for his services to the Company in 2003 and 2002, respectively. Mr. Smith paid Mr. Cast $21,000 and $19,000 for his services in 2003 and 2002, respectively.

         The Company sells products to corporations controlled by Mr. Robert D. Armstrong. The amount of product sold is less than 5% of the Company's gross receipts. The Company purchases products from corporations controlled by Mr. Armstrong. Corporations controlled by Mr. Armstrong sometimes offer to sell asphalt to customers in St. Croix to whom the Company may also quote concrete and aggregate products in competition with the asphalt. The Company also sometimes competes for construction contracts with corporations controlled by Mr. Armstrong.

         The Company has entered into a retirement agreement with Mr. Richard L. Hornsby, Senior Vice President and director, who will retire from the Company at the end of 2004. During 2005 he will still receive his full salary and beginning 2006 he will receive annual payments of $32,000, for as long as he lives. During 2003, the Company recorded an expense of $232,000 for services rendered; this amount will be paid out in 2005. The Company will expense, the net present value of the obligation to pay Mr. Hornsby $32,000 annually for life, over his estimated remaining service period at the Company, i.e. during 2004. The net present value of the future obligation is presently estimated at $313,000.

(13)     STOCK OPTION PLANS

         The Company adopted stock option plans for officers and employees in 1986, 1992 and 1999, and amended the 1999 plan in 2003. While each plan terminates 10 years after the adoption date, issued options have their own schedule of termination. Until 1996, 2002 and 2009, options to acquire up to 300,000, 350,000, and 600,000 shares, respectively, of common stock may be granted at no less than fair market value on the date of grant.

         The amendment of the 1999 stock option plan was approved at the shareholders' meeting in June 2003. The amendment increased the number of available shares available for option grants from 350,000 to 600,000. The amended plan's full text was filed with the Company's proxy statement to the 2003 annual shareholders' meeting.

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

          Stock option activity by year was as follows:

                                        Employee Plans                                Directors' Plan
                                        --------------                                ---------------
                                                  Weighted Average                           Weighted Average
                                     Shares        Exercise Price                Shares       Exercise Price
         Balance at
           12/31/00                  784,575             3.53                     50,000            8.55
           Granted                     6,500             6.92                       -               -
           Exercised                 (18,600)            1.74                       -               -
           Expired                    (9,180)            7.00                       -               -
                                     -------
         Balance at
           12/31/01                  763,295             3.56                     50,000            8.55
           Granted                    38,500             5.93                       -               -
           Exercised                 (32,600)            1.90                       -               -
           Expired                   (10,000)            9.63                    (16,000)          14.00
                                     -------                                      ------
         Balance at
           12/31/02                  759,195             3.67                     34,000            5.98
           Granted                    93,000             6.79                       -               -
           Exercised                 (51,600)            2.41                     (5,000)           3.47
           Expired                   (18,000)            6.18                    (10,000)           7.61
                                     -------                                      ------

           12/31/03                  782,595             4.07                     19,000            5.78
                                     =======                                      ======
           Exercisable               600,701             3.97                     19,000            5.78
                                     =======                                      ======
           Available for
            future grant             179,000                                        -
                                    ========                                      ======

         Weighted average information:

                                    Total Outstanding Options     Exercisable Options
                                  ------------------------------  -------------------
                                                 Weighted          Weighted                      Weighted
                                     Number       Average           Average          Number       Average
                                       of        Exercise          Remaining           of        Exercise
         Price Range                 Shares        Price             Life            Shares       Price
         -----------                 ------        -----          ---------          ------      --------

         1.50  -   2.33              386,300       $1.86              6.2             305,325      $1.88
         2.94  -   3.63               54,000        3.20              4.6              52,000       3.21
         5.00  - 5.85                 69,500        5.44              6.1              37,900       5.16
         6.49  -   7.00              263,795        6.77              4.5             196,476       6.72
         8.13  -   9.38               28,000        8.49              2.1              28,000       8.49
                                    --------      ------              ---            --------     ------
         Total                       801,595       $4.11              5.4             619,701      $4.03

(14)     EMPLOYEE BENEFIT PLANS

         The Company sponsors a 401(k) plan for some employees over the age of 21 who have completed a minimum of 9 months of employment. The Company matches employee contributions up to 3.0 percent of an employee's salary. Company contributions totaled $133,872, $139,790, and $138,544 in 2003, 2002 and 2001, respectively.
 (15)    COSTS AND ESTIMATED EARNINGS ON CONTRACTS

         Included in the accompanying consolidated balance sheets under the following captions:

                                                                                         December 31,
                                                                                2003                    2002
                                                                                ----                    ----
         Costs and estimated earnings in excess of billings                  $ 1,170,572             $ 1,990,353
         Billings in excess of costs and estimated earnings                     (676,207)                 (1,958)
                                                                            ------------         ---------------

                                                                             $   494,365             $ 1,988,395
                                                                             ===========             ===========

                                                                               2003                     2002
                                                                               ----                     ----

         Costs incurred on uncompleted contracts                             $36,097,492             $24,495,326
         Costs incurred on completed contracts                                 6,445,243               9,503,151
         Estimated earnings                                                    5,888,676               4,384,219
                                                                           -------------           -------------
                                                                              48,431,411              38,382,696

              Less:  Billings to date                                         47,937,046              36,394,301
                                                                            ------------            ------------

                                                                            $    494,365            $  1,988,395
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

         The Company has guaranteed 33 percent of a bank loan to a real estate company in Puerto Rico that the Company is 33 percent owner of. The total outstanding balance as of December 31, 2003 was $329,000, of which the Company has guaranteed one third. The loan has monthly payments of principal and interest of LIBOR plus 2%.

         During the second quarter 2002, the Company issued a construction contract performance guarantee together with one of the Company's customers, Northshore Partners, Inc., ("Northshore"), in favor of Estate Plessen Associates L.P. and JPMorgan Chase Bank, for $5.1 million. Northshore Partners is an important customer on St. Croix and the construction contract that Northshore Partners has with Estate Plessen Associate L.P. has requirements for the Company's construction materials. Although there is no assurance, management does not presently believe that this guarantee will have any material impact on the Company's liquidity or capital resources or any material negative impact on its financial position or results of operations. In the case that Northshore is unable to fulfill its commitments of the construction contract, the Company will be obligated to take Northshore's place and finish the contract. The Company issued a letter of credit for $500,000 as collateral for the transaction and has not yet had any expenses in connection with this transaction. The construction project was finished in September 2003 and the guarantee expires two years after this date. The Company received an up front fee of $154,000. At the same time, a long-term liability of the same amount has been recorded, which may be recognized to income, once it is determined that no liability exists for the project, less any amounts paid by the Company in connection with the performance guarantee.

         In June 2000, the Company entered into an amended Life Insurance and Salary Continuation Agreement with the Company President. The President shall receive a retirement benefit upon the sooner of his retirement from his position after March 31, 2003, or a change in control of the Company. Benefits to be received shall equal 75 percent of his base salary, and shall continue for the remainder of his life. In the event that a spouse survives him, then the surviving spouse shall receive a benefit equal to 100 percent of his base salary for the shorter of five years or the remainder of the surviving spouse's life. The Company recognized the expense of the retirement agreement over his then expected remaining period of active employment with the Company. The expense related to this agreement was $464,000 in 2003, $560,000 in 2002 and $480,000 in 2001. The accrued liability of the present value of the estimated future payments was $1.7 million as of December 31, 2003. In calculating the reserve the Company used a discount factor of 4.8% and actuarial longevity tables. The Company estimates that the total accrual will be sufficient to cover its obligations under the aforementioned agreement; however, any change in discount rate or longevity may materially change the recorded liability in the future.

         During the fourth quarter 2001, the Company's three subsidiaries in Antigua were assessed $6.1 million in income taxes and withholding taxes for the years 1995 through 1999. The Company is appealing the assessments in the appropriate venues. The Company is owed a total of $29.1 million from the Government of Antigua and Barbuda; see Note 3, of which $6.0 million is reflected as a receivable in the Company's financial statements. The difference between the gross balance and the reflected balance is the result of the notes receivable being on the cost recovery method from the notes inception through April 2000. In the event that the appeal is denied, the Company believes it has the right to offset any amounts owed to the Government against what is owed to the Company. Therefore, the Company believes that if any tax is accrued in the future, it will not have an immediate cash flow effect on the Company, but will result in an offset between tax owed and receivables outstanding. It is too early to predict the final outcome of the appeals process or to estimate the ultimate amount of loss, if any, to the Company. Based on the advice from local Antiguan tax consultants and local Antiguan counsel, management believes the Company's defenses to be meritorious and does not believe that the ultimate outcome will have a material adverse effect on the consolidated financial position or results of operations of the Company.

         In the fall of 2000, Virgin Islands Cement and Building Products, Inc. ("VICBP"), a subsidiary of the Company, was under contract with the Virgin Islands Port Authority ("VIPA") for the construction of the expansion of the St. Croix Airport. During the project, homeowners and residents of the Yellow Cedar Housing Community, located next to the end of the expansion project, claimed to have experienced several days of excessive dust in their area as a result of the ongoing construction work. The homeowners of Yellow Cedar have filed two separate lawsuits for unspecified damages against VIPA and VICBP as co-defendants. One suit, filed in the U.S. District Court by Mariepaul Antoine, Benjamin Ashe, et. al, vs. VIPA et. al, case #2001,63 R/F, seeks equitable relief from nuisance, specific performance and damages. The second suit, Louisa Williams et. al vs. VIPA et. al filed in the Territorial Court of the U.S.V.I. case #548/2000 seeks equitable relief from nuisance, specific performance and damages. In both cases, VICBP as defendant has agreed to indemnify VIPA for any civil action created during the course of work. Reliance Insurance Company ("Reliance"), the general liability carrier for VICBP, has taken the legal position that "dust" is a pollutant and, therefore, the pollution exclusion clause applies and as a result denies liability insurance coverage to VICBP. Corporate counsel in Florida, as well as in the U.S. Virgin Islands, have advised the Company that laws now in place should enable the Company to enforce the duty-to-defend clause contained in the liability policy, thus affording the Company a defense of both legal actions. The Pennsylvania Insurance Commissioner placed Reliance in rehabilitation in October 2001, and subsequently into liquidation. The Company has also presented claims under the policy to the Florida Insurance Guaranty Association, the V.I. Insurance Guaranty Association, the Pennsylvania Insurance Commissioner, and to the Company's excess liability insurance carrier Zurich Insurance Company. It is too early to predict the final outcome of this matter or to estimate the potential risk of loss, if any, to the Company.

         In the late 1980s, Bouwbedrijf Boven Winden, N.V. ("BBW"), currently a Devcon subsidiary in the Netherlands Antilles, supplied concrete to a large apartment complex on the French side of Sint Maarten. In the early 1990s the buildings began to develop exterior cracking and "pop outs." In November 1993, BBW was named one of several defendants including the building's insurer, in a suit filed by Syndicat des Coproprietaires la Residence Le Flamboyant (condominium owners association of Le Flamboyant), in the French court "Tribunal de Grande Instance de Paris", case No. 510082/93. A French court assigned an expert to examine the cause of the cracking and pop outs and to determine if the cracking/pop outs are caused by a phenomenon known as alkali reaction (ARS). The expert found, in his report dated December 3, 1998, that BBW was responsible for the ARS. The plaintiff is seeking unspecified damages, including demolition and replacement of the 272 apartments. Based on the advice of legal counsel, a judgment assessed in a French court would not be enforceable against a Netherlands Antilles company. Thus, in order to obtain an enforceable judgment, the plaintiff would have to file a successful claim in an Antillean court. It is too early to predict the final outcome of this matter or to estimate the potential risk of loss, if any, to the Company. Due to the lack of enforceability, the Company decided not to continue the defense in the French court. Therefore, the Company may not be aware of developments of the court proceedings. Management believes the Company's defenses to be meritorious and does not believe that the outcome will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

(17)     BUSINESS AND CREDIT CONCENTRATIONS

         The Company's customers are concentrated in the Caribbean and are primarily involved in contracting. Credit risk may be affected by economic and political conditions in the countries where the Company operates. Potential concentrations of credit risk include receivables and costs and estimated earnings in excess of billings. One customer accounted for 15.7 percent of the Company's sales in 2002. No single customer accounted for more than 10 percent of the Company's sales in 2003 and 2002 and there are no receivables from a single customer that represent more than 10 percent of total receivables as of December 31, 2003 or 2002, other than the $6.0 million notes receivable from the Government of Antigua and Barbuda and $3.4 million receivable from the construction project in the Bahamas. Although receivables are generally not collateralized, the Company may place liens or their equivalent in the event of nonpayment. The Company estimates an allowance for doubtful accounts based on the creditworthiness of customers as well as general economic conditions of the countries where it operates. An adverse change in these factors would affect the Company's estimate of bad debts.

         The Company has a construction project with a backlog of $288,000. A subsidiary, the Company's President and one of the Company's directors are minority partners, and the Company's President is a member of the managing committee, of the entity developing the project. See further
         Note 12.

         The Company has separate union agreements with its employees on St. Thomas, St. Croix and Antigua. The agreement for Antigua expired November 2003 and a renewal agreement is currently being negotiated. The agreement for St. Thomas was renewed in 2003. This agreement and the one for St. Croix will expire in March 2006. In the past, there have been no labor conflicts.

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

         The Company's aggregate in the quarry in Guaynabo, Puerto Rico, will last an additional 2-3 years. The Company is searching for new quarry sites. If such sites cannot be secured, the Company will need to re-evaluate the recoverability of its quarry equipment and may incur an impairment charge.

(18)     SALE OF BUSINESSES

         On March 16, 2000, the Company closed on a transaction to sell its subsidiary in Dominica to an affiliated company of UMAR. The selling price was $4.1 million plus an earn-out of 50 percent of the profits or losses of a portion of the Company's operations. The book value of the assets, including certain expenses and contingency accruals, was $3.0 million. The gain of $1.0 million on the transaction was deferred to the first quarter of 2002, when the earn-out period finished.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         We have had no changes in or disagreements with our independent certified public accountants on accounting and financial disclosure.

Item 9A  CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of end of the period covered by this Annual Report on Form 10-K, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be included and disclosed by the Company (including its consolidated subsidiaries) in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no significant changes in the Company's internal controls over financial reporting or in other factors during the year ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required for this item is also incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required for this item is also incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required for this item is also incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV

Item 15.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

               (a) The following documents are filed as part of this report:

                  (1)      consolidated financial statements.

         An index to consolidated financial statements for the year ended December 31, 2003 appears on page 39.

                  (2)      Financial Statement Schedule.

         All financial schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

                  (3) Exhibits.

Exhibit     Description

 3.1        Registrant's Restated Articles of Incorporation (1)(3.1)
 3.2        Registrant's Amended and Restated Bylaws (11) (3.2)
10.1        Registrant's 1986 Non-Qualified Stock Option Plan (2)(10.1)
10.2        Registrant's 1992 Stock Option Plan (7)(A)
10.3        Registrant's 1992 Directors' Stock Option Plan (7)(B)
10.4 V. I. Cement and Building Products Inc. 401(k) Retirement and Savings Plan (10)(10.4)
10.5 Form of Indemnification Agreement between the Registrant, and its directors and certain of its officers (4)(A)
10.6 St. John's Dredging and Deep Water Pier Construction Agreement dated as of April 3, 1987, by and between Antigua and
            Barbuda and Antigua Masonry Products, Limited (the "Set. Johns Agreement") (4)(10.1)
10.7        Amendment No. 1 to the St. John's Agreement dated June 15, 1988(5)
            (10.2)
10.8        Amendment No. 2 to the St. John's Agreement dated December 7, 1988
            (6) (10.34)
10.9        Amendment No. 3 to the St. John's Agreement dated January 23, 1989
            (6) (10.35)
10.10       Amendment No. 4 to the St. John's Agreement dated April 5, 1989 (6)
            (10.36)
10.11       Amendment No. 5 to the St. John's Agreement dated January 29, 1991
            (6) (10.37)
10.12       Amendment No. 6 to the St. Johns Agreement dated November 30, 1993
            (8)(10.39)
10.13       Amendment No. 7 to the St. John's Agreement, dated December 21, 1994
            (10) (10.14)
10.14       Amendment No. 8 to the St. John's Agreement, dated October 23, 1996
            (10) (10.15)
10.15 Guarantee dated June 12, 1989, from the Registrant to Banco Popular de Puerto Rico (5)(10.6)
10.16 Lease dated October 31,1989, between William G. Clarenbach and Pricilla E. Clarenbach, as lessors, and Controlled
            Concrete Products, Inc., as lessee (1)(10.26)
10.17       Lease dated April 13, 1981, between Mariano Lima and Genevieve
            Lima, as lessors, and the Registrant, as lessee (1)(10.28)
10.18 Lease dated February 24, 1989, between Felix Pitterson, as lessor, and V.I. Cement and Building Products, Inc., as lessee (1)(10.30)
10.19 Lease dated September 12, 1966, between His Honour Hugh Burrowes, a Commander of the British Empire of Government House in the Island of Antigua, as lessor, and The Antigua Sand and Aggregate Limited, as lessee (1)(10.32)
10.20 Material Purchase Agreement, dated August 17, 1995, between Bouwbedrijf Boven Winden, N.V. and Hubert Petit, Francois Petit and Michel Petit (9) (10.41)

10.21 Stock Purchase Agreement, dated August 17, 1995, between the Registrant and Hubert Petit, Francois Petit and Michel Petit (9) (10.42)
10.22 Form of Note between Devcon International Corp. and Donald L. Smith, Jr. (11)(10.31)
10.23 Asset Purchase Agreement between Caricement B.V., Union Maritima International S.A. and Devcon International Corp. and its subsidiaries dated February 22, 2000 (12)
10.24 Stock Purchase Agreement between Caribbean Construction and Development, Ltd., Devcon International Corp. and Caricement Antilles N.V. dated February 22, 2000 (12)
10.25 Supply Agreement between Union Maritima International S.A.and Devcon International Corp. dated December 29, 1999 (13)(10.36)
10.26 Second Amended and Restated Salary Continuation and Retirement Benefit Agreement dated June 30, 2000 (14)(10.32)
10.27       Amendment No. 9 to the St. John's Agreement, dated April 28, 2000
            (14)(10.33)
10.28       Antigua Delinquency Letter dated March 12, 2001 (15) (10.1)
10.29       Registrant's 1999 Stock Option Plan, as amended (16)
10.30       Operating Agreement of Devcon/Matrix Utility Resources, LLC (17)
10.31       Option agreement for Devcon to buy all of Matrix assets (17)
10.32       Stock option agreement for Matrix to buy Devcon Shares (17)
21.1        Registrant's Subsidiaries (17)
1.1         Consent of KPMG LLP (17)
31.1 Chief Executive Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(18)
31.2 Chief Financial Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(18)
32.1        Chief  Executive Officer's certification  pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18)
32.2        Chief Financial Officer's  certification  pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18)

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

 (8) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
 (9) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
(10) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
(11) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
(12) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Report on Form 8K dated
            February 22, 2000.
(13) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999
(14) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000
(15) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Report on Form 10-Q dated November 9, 2001
(16) Incorporated by reference to the exhibit showing in parenthesis and filed with the Registrant's Report on Form 14A dated
            May 2, 2003
(17)        Filed herewith

Management employee contracts, compensatory plans and other arrangements included as part of the exhibits referred to above are as follows:

10.1        Registrant's 1986 Non Qualified Stock Option Plan (2) (10.1)
10.2        Registrant's 1992 Stock Option Plan (7)(A)
10.3        Registrant's 1992 Directors' Stock Option Plan (7) (B)
10.4 V. I. Cement and Building Products, Inc. 401(k) Retirement and Savings Plan (10) (10.4)
10.5 Second Amended and Restated Salary Continuation and Retirement Benefit Agreement dated June 30, 2000. (14) (10.32)
10.6        Registrant's 1999 Stock Option Plan, as amended (16)



               (b) Reports on Form 8-K.

         Form 8-K was filed on November 12, 2003 due to press release issued on November 11, 2003 regarding the Company's result for the third quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2004                                     DEVCON INTERNATIONAL CORP.

                                               BY:/S/ DONALD L. SMITH, JR.
                                                      Donald L. Smith, Jr.
                                                      Chairman, President and
                                                        Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

March 17, 2004                                        DEVCON INTERNATIONAL CORP.

                                               By:/S/ DONALD L. SMITH, JR.
                                                      Donald L. Smith, Jr.
                                                      Chairman, President and
                                                      Chief Executive Officer


March 17, 2004                                  By:/S/ RICHARD L. HORNSBY
                                                       Richard L. Hornsby
                                                       Executive Vice President
                                                                  and Director


March 17, 2004                                 By:/S/ JAN A. NORELID
                                                      Jan A. Norelid
                                                      Vice President of Finance,
                                                      Chief Financial Officer
                                                      and Treasurer


March 17, 2004                                 By:/S/ ROBERT D. ARMSTRONG
                                                      Robert D. Armstrong
                                                      Director

March 17, 2004                                 By:/S/ JOSE A. BECHARA, JR.
                                                      Jose A. Bechara, Jr.
                                                      Director


March 17, 2004                                 By:/S/ GUSTAVO R. BENEJAM
                                                      Gustavo R. Benejam
                                                      Director

March 17, 2004                                 By:/S/ JAMES R. CAST
                                                      James R. Cast
                                                      Director


March 17, 2004                                 By:/S/ W. DOUGLAS PITTS
                                                      W. Douglas Pitts
                                                      Director

EXHIBIT SCHEDULE

EXHIBIT         DESCRIPTION


10.30           Operating Agreement of Devcon/Matrix Utility Resources, LLC

10.31           Option agreement for Devcon to buy all of Matrix assets

10.32           Stock option agreement for Matrix to buy Devcon Shares

7.0             Registrant's Subsidiaries

1.0             Consent of KPMG LLP

31.1 Chief Executive Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Chief Financial Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1            Chief Executive Officer's  certification  pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Chief Financial Officer's  certification  pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                  Exhibit 10.30

           OPERATING AGREEMENT OF DEVCON/MATRIX UTILITY RESOURCES, LLC


         This Operating Agreement ("Operating Agreement") is made and entered into this 29th day of May, 2003 by and between Devcon International Corp., a Florida corporation ("Devcon"), and Matrix Desalination, Inc., a Michigan corporation ("Matrix") (Devcon and Matrix are sometimes hereinafter referred to individually as a "Member" and collectively as the "Members").

                                   ARTICLE I
                                  INTRODUCTION

1. Formation of Limited Liability Company. The Members have formed DEVCON/MATRIX UTILITY RESOURCES LLC (the "Company"), by filing Articles of Organization (the "Articles") with the Florida Department of State. The Company's business shall be conducted under the Company's name until such time as the Managing Member designates otherwise and files amendments to the Articles in accordance with applicable law.

                  This Operating Agreement is subject to, and governed by, the Florida Limited Liability Company Act and the Articles. In the event of a direct conflict between the provisions of this Operating Agreement and the mandatory provisions of the Act or the provisions of the Articles, such provisions of the Act or the Articles, as the case may be, are controlling.

2. Purpose. The Company has been formed for the purposes of:

(a) engaging in the business of operating and owning reverse osmosis, waste water and power generation systems (the "Systems"), and utilizing the Systems to sell water and power to third parties; and

(b) engaging in such other lawful activities permitted to limited liability companies by the Florida Limited Liability Company Act as are incidental, necessary and appropriate to the foregoing.

It is expected that the Company will conduct its business through wholly-owned corporate or other entities, and that the Company will form such an entity in each country in which Systems are to be built, operated or owned.

                                   ARTICLE II
                                   DEFINITIONS

    As used in this Operating Agreement, the following terms shall have the meanings hereinafter set forth, except as otherwise provided herein:

1. Accountants. The certified public accountants for the Company, as may be selected from time to time by the Managing Member.

2. Act. The Florida Limited Liability Company Act, as it may be amended from time to time.

3. Additional Contribution Percentage Interest. The percentage of additional capital contributions (as described in Article VII, paragraph 3) that each Member has agreed to contribute to the Company, as set forth on Attachment 3, as such percentage may be adjusted from time to time pursuant to the terms hereof.

4. Additional Member. Any person or Entity admitted as a Member pursuant to Article IV, paragraph 1 of this Operating Agreement.

5. Adjusted Net Income and Adjusted Net Loss. The net income or loss of the Company during any stated period resulting from the Company's operations, as calculated by the Company's Accountants for federal income tax purposes.

6. Affiliate. When used with reference to a specified "Person" (which term shall include any individual, partnership, corporation, joint venture, trust or other entity or association) shall mean (i) any Person who, directly or indirectly, through one or more intermediaries, controls or is controlled by or is under common control with the specified Person, (ii) any Person who is an officer of, partner in or trustee of, or serves in a similar capacity with respect to, the specified Person or of which the specified Person is an officer, partner or trustee, or with respect to which the specified Person serves in a similarcapacity, (iii) any Person who, directly or indirectly, is the beneficial owner of ten percent (10%) or more of any class of equity securities of, or otherwise has a substantial beneficial interest in, the specified Person or of which the specified Person is directly or indirectly the owner of ten percent (10%) ormore of any class of equity securities or in which the specified Person has a substantial beneficial interest, or (iv) any Person who controls, or is controlled by, an Affiliate as defined under items (ii) through (iii) above.

7. Available Cash. Cash of the Company, excluding cash proceeds from a Terminating Capital Transaction, if any, and after provision for payments of debt and for a reasonable working reserve for the management and operation of the Company's business, as determined from time to time by and in the sole discretion of the Managing Member to be available for distribution to the Members.

8. Bankruptcy. As used in this Operating Agreement, the term "Bankruptcy," with respect to Company or a Member, shall refer to: (i) the appointment of a receiver, conservator, rehabilitator or similar officer for the Company, a Member or any parent corporation of any Member, unless the appointment of such officer shall be vacated and such officer discharged within sixty (60) days of the appointment; (ii) the taking of possession of, or the assumption of control over, all or any substantial part of the property of the Company, any Member or any parent corporation of any Member by any receiver, conservator, rehabilitator or similar officer or by the United States government or any agency thereof, unless such property is relinquished within sixty (60) days of the taking; (iii) the filing of a petition in bankruptcy or the commencement of any proceeding under any present or future federal or state law relating to bankruptcy, insolvency, debt relief or reorganization of debtors by or against the Company, any Member or any parent corporation of any Member, provided, if filed against the Company, any Member or the parent corporation of any Member, such petition or proceeding is not dismissed within sixty (60) days of the filing of the petition or the commencement of the proceeding; (iv) the making of an assignment for the benefit of creditors or a private composition, arrangement or adjustment with the creditors of the Company, any Member or any parent corporation of a Member; or (v) the commencement of any proceedings supplementary to the execution of any judgment against the Company, any Member or any parent corporation of any Member, where the amount of the judgment exceeds 50% of the current assets of the debtor, unless such proceeding is dismissed within thirty (30) days of the date it was commenced.

9. Business. Business shall have the meaning as set forth in Article IV, paragraph 9 hereof.

10. Capital Accounts. Throughout the full term of the Company, each Member shall have a separate Capital Account determined and maintained in accordance with the provisions of Treasury Regulations Section 1.704-1(b)(2)
(iv) as promulgated from time to time under Code Section 704(b).

11. Capital Contribution. The amount of cash or the agreed fair market value of property contributed by each Member to the capital of the Company, as reflected in the books of the Company, and any future contributions of capital determined pursuant to Article VII hereof.

12. Capital Transaction. An Interim Capital Transaction or a Terminating Capital Transaction.

13. Code. The Internal Revenue Code of 1986, as amended from time to time, or any corresponding provision or provisions of any federal internal revenue law enacted in substitution of the Internal Revenue Code of 1986.

14. Event of Termination. Any of the events that result in dissolution of the Company as set forth in Article XII hereof.

15. Interest or Interests. The entire ownership interest of a Member in the Company at any particular time, including such Member's rights to any and all distributions, allocations and other incidents of participation in the Company to which such Member may be entitled as provided in this Operating Agreement and under applicable law, together with the obligations of such Member to comply with all of the terms and provisions of this Operating Agreement and the Act, and further including its Capital Account hereunder.

16. Interim Capital Transaction. A transaction pursuant to which the Company borrows funds or refinances existing debt, a sale, condemnation, exchange, abandonment or other disposition of a portion (which is less than substantially all) of the assets of the Company, an insurance recovery or any other transaction, other than a Terminating Capital Transaction, that, in accordance with generally accepted accounting principles, is considered capital in nature.

17. Operating Agreement. This Operating Agreement, as originally executed and as amended from time to time, and the terms "hereof," "hereto," "hereby" and "hereunder," when used with reference to this Operating Agreement, refer to this Operating Agreement as a whole, unless the context requires otherwise.

18. Project. Project shall have the meaning as set forth in Article IV, paragraph 7 hereof.

19. Percentage Interest. The percentage interest of a Member in Company, as set forth on Attachment 2, as such percentage may be adjusted from time to time pursuant to the terms hereof.

20. Substitute Member means any person or entity who or which is admitted to the Company as a Member pursuant to Article X, paragraph 3.

21. Terminating Capital Transaction. A sale, condemnation, exchange or other disposition, whether by foreclosure, abandonment or otherwise, of all or substantially all of the then remaining assets of the Company or a transaction that will result in a dissolution of the Company.
                                  ARTICLE III
                               GENERAL PROVISIONS

1. Prior Agreements. The terms of this Operating Agreement, to the extent that they are inconsistent with any other instrument governing the affairs of the Company, including, but not limited to, any prior agreements, letters or understandings between the Members, shall supersede such instruments to thefullest extent permitted by law.

2. Title to Members' Interests. Each of the Members declares, warrants and represents that, as of the date hereof, such Member owns, possesses, controls and has good, valid and marketable title to the Interest acquired by such Member, free and clear of all liens, claims and rights of others, except for liens of the Members on the Interests of one another.

                                   ARTICLE IV
                                     MEMBERS

1. Admission of Additional Members. The Members may admit to the Company one or more Additional Members, who will participate in the voting, profits, losses, available cash flow and ownership of the assets of the Company on such terms as are determined by the Members, and such Additional Members shall be allocated gain, loss, income or expense by such method as may be provided in this Operating Agreement, and if no method is specified, then as may be permitted by Section 706(d) of the Code.

2. Certificates for Membership Interests. A Member's Interest in the Company may be represented by a Certificate of Membership. The exact contents of a Certificate of Membership are to be determined by the Members.

3. Limitation on Liability. No Member shall be liable under a judgment, decree or order of the court, or in any other manner, for a debt, obligation or liability of the Company, except as provided by law.

4. No Individual Authority. Unless expressly provided herein, no Member, acting alone, has any authority to act for, or to undertake or assume, any obligation, debt, duty or responsibility on behalf of, any other Member or the Company.

5. No Member Responsible for Other Member's Commitment. In the event that any Member (or any of such Member's shareholders, partners, members, owners or Affiliates) has incurred any indebtedness or obligation prior to the date hereof that relates to or otherwise affects the Company, neither the Company nor any other Member shall have any liability or responsibility for or with respect to such indebtedness or obligation unless such indebtedness or obligation is assumed by the Company pursuant to the remaining Members' unanimous consent. Furthermore, neither the Company nor any Member shall be responsible or liable for any indebtedness or obligation that is hereafter incurred by any other Member (or any of such Member's shareholders, partners, members, owners or Affiliates). In the event that a Member (or any of such Member's shareholders, partners, members, owners or Affiliates (collectively, the "Liable Member")), whether prior to or after the date hereof, incurs (or has incurred) any debt or obligation for which neither the Company nor any of the other Members has agreed to have any responsibility or liability, the Liable Member shall indemnify and hold the Company and the other Members harmless from any liability, obligation, cost or expense they may incur in respect thereof, including, but not limited to, reasonable attorneys' fees at all stages.

6. Overall Management Vested in Managing Member. Except as expressly provided otherwise herein or otherwise agreed, management of the Company is vested in the Managing Member, who shall have all management responsibility and authority.

(a) By their execution of this Operating Agreement, the Members appoint Devcon as the Managing Member, who shall hold this position until it is no longer a Member or until its resignation as a Managing Member, whichever shall first occur. Devcon shall have the right, at any time, to appoint a successor Managing Member for itself. In the event Devcon resigns as Managing Member without designating a successor Managing Member, the Members, by majority vote based on their Percentage Interests, shall elect a Managing Member.

(b) The Managing Member shall discharge its duties as the Managing Member
                   (i)   in good faith,

                   (ii) with the care an ordinarily prudent person in a like position would exercise under similar circumstances,

                   (iii) in a manner it reasonably believes to be in the best interest of the Company.

(c) In discharging its duties, the Managing Member is entitled to rely on information, opinions, reports or statements, including financial statements and other financial data as prepared or presented by:

                   (i)   one or more Members or employees of the
                         Company who the Managing Member reasonably believes to be reliable and competent in the matters presented,

                   (ii) legal counsel, public accountants, and other persons as to matters the Managing Member reasonably believes are within the person's professional or expert competence, or

                   (iii) a committee of Members of which it is not a member,
                         if the Managing Member reasonably believes the committee merits confidence.

(d) In discharging its duties, the Managing Member may consider such factors as it deems relevant, including the long-term prospects and interests of the Company and its Members and the social, economic, legal or other effects of any action on the employees, suppliers and customers of the Company.

(e) The Managing Member shall not be liable for any action taken as Managing Member or any failure to take any action so long as it performs its duties of the position in compliance with this paragraph 6.

(f) The Managing Member shall have full and exclusive authority to manage the operations and affairs of the Company, and to make all decisions regarding the business of the Company, providing such time and attention of personnel of Managing Member as the Managing Member may from time to time deem necessary, but otherwise may engage in other similar or dissimilar business endeavors that do not directly compete with the business of the Company, without being expected to account to the Company or to offer any business opportunity to the Company or any Member.The Managing Member is authorized to submit any Company claim or liability to arbitration or reference. No person, firm or governmental body dealing with the Company shall be required to inquire into, or obtain any other documentation as to the authority of the Managing Member to take any such action permitted herein, and third parties shall have the right to rely upon the Managing Member's authority to bind the Company to deeds of conveyance or commitments without the need to make further inquiry of the other Members. The execution by the Managing Member of any such contract, mortgage, bill of sale, deed of conveyance or commitment shall bind the Company to same. Without limiting the generality of the foregoing, the Managing Member shall have the full and complete power and authority to take any and all of the following actions on behalf of the Company:

                   (i) To enter into any and all financing arrangements to provide the funds to acquire, improve, refinance, maintain and repair the Company's property, including without limitation, the power to borrow money for the Company and mortgage, encumber, pledge or grant security interests in Company property; and to execute any and all notes, mortgages, instruments and any modifications, renewals or extensions thereof in connection with such financing or refinancing, and to execute all required security agreements with respect to Company property and to execute any other documents which may be required in connection with providing security for such loans;

                   (ii) To lease Company property for such periods of time and upon such terms as are deemed advisable, and to modify or terminate any such lease and to evict tenants for any cause;

                   (iii) To enter into contracts and bind the Company or its
                         properties and assets;

                   (iv) To hire superintendents, management agents and other required personnel to carry out the business of the Company; and

                   (v)   To pay bills for ordinary and extraordinary expenses.

(g) The Managing Member shall perform the following under this Operating Agreement without compensation: maintain all bank accounts and management of cash, record all entries in the general ledger based on generally accepted accounting principles, record sales entries in the general ledger based on information provided by the Business, maintain fixed asset sub-ledger, maintain accounts payable sub-ledger and process invoices for payments, reconcile all sub-ledgers to the general ledger, prepare and sign checks, maintain all historic accounting files for seven years, summarize accounting information to monthly management report, prepare work papers for local tax expert to file income and other tax returns, provide assistance to the Business on accounting issues, provide technical support as it relates to computers and accounting systems, prepare and file any additional official reporting that may be needed locally for the Business. The Managing Member shall be reimbursed for expenses incurred by it as Managing Member pursuant to this Agreement or such agreements as shall be entered into between the Managing Member and Company from time to time. Upon the sale or refinancing of Company property, any accrued or unpaid fees due to the Managing Member shall be paid as a debt of the Company.

(h) The Managing Member, acting on behalf of the Company, may employ third parties or Affiliates to provide services to the Company, such as management (other than those management services described in the prior paragraph), repair, maintenance or brokerage services. Fees for all such services are to be determined by the Managing Member in its sole discretion.

7. Marketing Management. Matrix shall provide the marketing and sales efforts and management required for the promotion of the Company's business, and shall perform those services without compensation; provided, however, that Devcon shall, as part of its responsibilities as managing Member, provide up to $5,000 in expenses per month for th first 12 months after the Company's formation to support these marketing efforts, which amount shall first be applied to invoices from the consulting firm of Poole McKinley & Blosser. In its capacity as marketing manager, Matrix will seek opportunities for building, operating, owning and leasing Systems (each, a "Project"), and present such opportunities to the Company. The Company agrees to determine whether to proceed with each Project after an appropriate written proposal is received from Matrix, and to make such decision within a commercially reasonable time period. The decision whether to proceed with each Project shall be within the sole discretion of the Managing Member.

8. Contracts with Members. (a). It is expected that the business of the Company will be conducted through wholly-owned corporate entities that are to be formed in each country in which Systems are to be built, operated and owned. For these purposes, the Company's wholly-owned entities will contract with Matrix (or an Affiliate of Matrix) to build and operate each System that has been approved as a Company Project. Matrix agrees that its proposals for construction and operation of each System shall be priced based upon a "Gross Margin" (as defined below) to Matrix of no more than twenty-five percent (25%). "Gross Margin" shall mean selling price less direct labor, material cost and manufacturing plant overhead, all to be calculated in accordance with the contractor's prior accounting practices, consistently applied. The Managing Member shall have the right, at Company expense, to audit Matrix' books of account to determine conformity with the provisions of this paragraph. The Managing Member, in its sole discretion, shall have the right to require that Matrix execute and agree to the filing of appropriate security agreements and UCC financing statements to provide for a security interest in inventory, work-in-process and finished Systems adequate to cover any advances made to Matrix under contracts for the fabrication of each System.

(b). It is possible that one or more of the Company's wholly-owned entities may contract with Devcon (or an Affiliate of Devcon) to provide site work or materials in connection with building Systems. Devcon agrees that its proposals, if any, for site work or providing materials shall be priced based upon a Gross Margin to Devcon of no more than twenty-five percent (25%). Matrix shall have the right, at Company expense, to request an audit of Devcon's books of account to determine conformity with the provisions of this paragraph.

(c). All other purchases by the Company or its subsidiaries of goods or services from any Member shall be at a 5% discount from the lowest amounts for substantially similar goods or services that have been charged by that Member to any of its other customers during the prior six (6) months.

9. Company Opportunities. The commercial success of the Company is dependent upon Matrix' knowledge and experience in the business of marketing, building, owning, operating and leasing Systems (the "Business"). Accordingly, Matrix has agreed that it shall offer all opportunities that it encounters for owning, operating and leasing Systems first to the Company before making any such opportunity available to any other Person (with the exception of a current project that is known as Emerald Bay). Devcon acknowledges that Matrix is in the business of marketing and selling Systems, and that such activities shall not be considered competitive with the Business of the Company or a violation of any duties Matrix may have to the Company, so long as Matrix offers all opportunities that it encounters for owning, operating and leasing Systems first to the Company before making such opportunities available to any other Person. Matrix acknowledges that Devcon is seeking other opportunities outside of the Company for investing capital in the ownership of water treatment, wastewater treatment and power generation facilities and that such activities shall not be considered competitive with the Business of the Company or a violation of any duties Devcon may have to the Company.

                                   ARTICLE V
                                    OFFICERS

1. Officers. The Members shall determine the officers of this Company, which may consist of a Chief Executive Officer who shall be the President, one or more Vice Presidents, a Secretary, a Treasurer, and such other officers as may be determined from time to time by the Members. The same person may hold any two or more offices. The officers shall be elected by the Members and shall meet such qualifications as shall be determined by the Members.

2. Term of Office. Unless otherwise provided herein or at the time of an officer's election, each person named as an officer of the Company shall hold office until the meeting of the Members following or concurrent with the next succeeding annual meeting of the Members, and until such officer's successor shall have been elected and qualified; or until such officer's earlier resignation, removal from office or death.

3. Removal of Officers. Any officer or agent elected or appointed by the Members may be removed by the Members whenever, in their judgment, the best interests of the Company would be served thereby.

4. Vacancies. Any vacancy, however occurring, in any office may be filled by the Members.

                                   ARTICLE VI
                                COMPANY DECISIONS

         Unless otherwise provided herein, Company decisions shall be made by Members representing a majority of the Percentage Interests. No decision concerning the following matters in this Article VI shall be made unless all Members shall unanimously approve them:

1. Articles of Organization and Operating Agreement. The adoption of new Articles of Organization or Operating Agreement of Company, or any amendment thereof or repeal thereof.

2. Managing Member. Any changes to the rights, powers or authority of the Managing Member as provided in this Operating Agreement.

                                  ARTICLE VII
                         CAPITAL CONTRIBUTIONS AND LOANS

1. General. Each of the Members has agreed to contribute the initial capital amounts as described on Attachment 1.

2. Maintenance of Capital Accounts. An individual Capital Account shall be established and maintained on behalf of each Member, including any Additional or Substitute Member who shall hereafter receive an Interest in the Company. The Capital Account of each Member consists of (i) the amount of cash the Member has contributed to the Company, plus (ii) the agreed fair market value of any property the Member has contributed to the Company, less any liabilities assumed by the Company or to which such property is subject, plus (iii) the amount of profits or income (including tax-exempt income) allocated to such Member, less
(iv) the amount of losses and deductions allocated to such Member, less (v) the amount of all cash distributed to such Member, less (vi) the fair market value of any property distributed to such Member, net of any liability assumed by such Member or to which such property is subject, less (vii) such Member's share of any other expenditures which are not deductible by the Company for federal income tax purposes or which are not allowable as additions to the basis of Company property, and (viii) subject to such other adjustments as may be required under the Code.

3. Additional Capital Contributions. If and when, from time to time, the Managing Member determines that the Company is in need of additional funds beyond those described in Article VII, paragraph 1, in order to (i) pay expenses of the Company, (ii) acquire capital assets for and on behalf of the Company,
(iii) ensure that the Company shall not be in default of its obligations under any agreement or instrument to which the Company is a party or (iv) provide adequate working capital for the Company ("Shortfall Amount"), the Members shall use their commercially reasonable best efforts to obtain institutional financing for the Company in an amount equal to the Shortfall Amount. In the event that institutional financing shall be unavailable in such amount and on such terms and conditions as the Managing Member shall determine to be necessary or appropriate, the Managing Member may require, subject to the provisions of
Article VI hereof, that the Members contribute the Shortfall Amount in the form of additional Capital Contributions. Each of the Members shall be notified, in writing, in accordance with Article XV hereof, of such Member's obligation to contribute such Member's share of the Shortfall Amount ("Shortfall Notice"). Each of the Members shall be obligated to contribute an amount equal to the Shortfall Amount multiplied by each Member's Additional Contribution Percentage Interest, as set forth on Attachment 3, within thirty (30) days of the Shortfall Notice.

4. Failure to Contribute. (a). If any Member (hereinafter referred to as "Defaulting Party") shall fail to make any additional Capital Contribution it is required to make hereunder at the time and in the manner required hereby, any other Member (hereinafter referred to as the "Advancing Party") may advance the same directly to the Company on behalf of the Defaulting Party. Any sums so advanced shall bear interest until repaid, in favor of the Advancing Party (and chargeable solely against the Interest of the Defaulting Party) at prime rate plus 4%, but in no event less than 12%. The prime rate for such loans shall be the amount as reported from time to time in the Wall Street Journal. The sum so advanced and the interest thereon shall be paid to the Advancing Party in accordance with Article VIII, paragraph 2 herein, or upon termination of the Company subject, however, to the priority schedule established under Article XII hereof. The Advancing Party shall have a lien on the Defaulting Party's Interest for such amount as is equal to the sum advanced by the Advancing Party, together with interest thereon and costs of collection thereof, including attorneys' fees. The lien may be enforced and foreclosed in the same manner as a security interest in favor of the Advancing Party under the Uniform

Commercial Code of Florida, as amended from time to time. A Member who is not the Defaulting Party, as defined herein, shall be under no obligation to make the advance provided for herein on behalf of a Defaulting Party.

         (b). In the alternative, a Member making an advance on behalf of the Defaulting Party may, at its sole option and at any time after sixty (60) days of Defaulting Party's default, exercise the right upon ten (10) days written notice to have its loan treated as a Capital Contribution and to have the Percentage Interests of the Advancing Party and the Defaulting Party adjusted to reflect the amount of such additional advance, in accordance with the formula set forth in Attachment 4.

         (c). In the event that any payment is not made by any Member as required hereunder, then all remedies set forth herein or under applicable law not in conflict herewith shall be cumulative, and the exercise of one right shall not preclude or waive the exercise of any further or future right.


5. Other Matters Relating to Capital Contributions.

(a) No interest shall be paid on any Capital Contribution.

(b) Loans by any Member to the Company shall not be considered Capital Contributions.

(c) No Member shall have the right to withdraw its Capital Contribution or to demand and receive property of the Company or any distribution in return for its Capital Contribution, except with the prior written consent of the Members or as otherwise specifically provided in this Operating Agreement.

(d) A Member shall not be liable to fund any deficit in the Member's Capital Account at any time. Notwithstanding any other provision in this Agreement, if a Member unexpectedly receives an adjustment, allocation or distribution described in Treasury Regulations ss. 1.704-1(b)(2)(ii)(d)(4), ss. 1.704-1(b)(2)(ii)(d)(5)
or ss. 1.704-1(b)(2)(ii)(d)(6), and the unexpected adjustment, allocation or distribution results in a deficit balance in the Capital Account of that Member, the Member will be allocated items of income and gain in an amount and manner sufficient to eliminate the deficit balance or the increase in the deficit balance as quickly as possible. It is intended that this Section 5(d) will meet the requirements of a "qualified income offset," as defined in Treasury Regulations ss. 1.704-1(b)(2)(ii)(d), and this Section 5(d) is to be interpreted and applied consistent with that intention.

                                  ARTICLE VIII
                          ALLOCATIONS AND DISTRIBUTIONS

1. Allocations from Operations and Capital Transactions. The Adjusted Net Income or Adjusted Net Loss of the Company from operations, and any income (including gain) or losses resulting from any Capital Transactions, as calculated for federal income tax purposes and reported by the Company on its U.S. Partnership Return of Income for each "Accounting Year" (as hereinafter defined), or portion thereof, during the term of this Operating Agreement, shall be allocated to the Members pro rata in accordance with their respective Percentage Interests as listed on Attachment 2.

2. Distribution of Available Cash. The Available Cash of the Company shall be distributed quarterly to the Members as follows and in the following order of priority; provided, however, that no distribution shall be made to the extent that following such distribution all the liabilities of the Company (other than liabilities to the Members on account of their Capital Contributions) exceed the assets of the Company:

(a) First, to the Members in payment of the principal amounts and accrued interest owing to the Members in respect of any loans (including lines of credit) made by the Members to the Company, payable in accordance with the relative principal amount of each Member's loans or extended line of credit. Amounts so distributed shall be applied first to accrued interest and then to principal; and

(b) Second, to the Members, pro rata, in accordance with their respective Percentage Interests.

3. Distribution in Cash Only. No Member, in such Member's capacity as a Member, shall have the right to demand or receive property other than cash from the Company for any reason whatsoever and no Member shall have the right to sue for partition of the Company or the assets of the Company.

4. Allocation of Income and Distributions in Respect of Interests Transferred.

(a) If any Interest in the Company is transferred or is increased or decreased by reason of the admission of a new Member or otherwise during any fiscal year of the Company, each item of income, gain, loss, deduction or credit of the Company for such fiscal year shall be assigned pro rata to each day in the particular period of such fiscal year to which such item is attributable (i.e., the day on or during which it is accrued or otherwise incurred) and the amount of each such item so assigned to any such day shall be allocated to the Member based upon such Member's respective Percentage Interest in the Company at the close of such day.

(b) Distributions of the Company's assets in respect of a Member's Interest shall be made only to the Member who, according to the books and records of the Company, is the holder of record of the Interest in respect of which such distributions are made on the actual date of distribution. Notwithstanding any provision above to the contrary, gain or loss of the Company realized in connection with a sale or other disposition of any of the assets of the Company shall be allocated solely to the parties owning Interests in the Company as of the date such sale or other disposition occurs.

                                   ARTICLE IX
                         MANDATORY ANNUAL DISTRIBUTIONS

         Annual Distribution of Cash. Notwithstanding the provisions of Article VIII, paragraph 2, in any fiscal year in which the Company has taxable income, the Company shall, within 90 days after the end of the fiscal year, make a distribution to each Member at least equal to the highest applicable federal income tax rate for a corporation multiplied by the amount of taxable income attributable to that Member, less the amounts of all distributions made to the Member during the applicable fiscal year; provided, however, that such distributions shall not be required to be made to the extent that (a) they would violate the provisions of Florida law with respect to distributions to Members,
(b) they would render the Company insolvent, or (c) the Company does not have sufficient cash to make the distributions.

                                   ARTICLE X
                            RESTRICTIONS ON TRANSFER

1. Transferability Restricted. No Member may voluntarily or involuntarily (whether by operation of law or otherwise) sell, assign, transfer, devise, encumber, pledge, give, bequeath, hypothecate, or otherwise dispose of ("Transfer") any or all of the Interest, now or hereafter legally or beneficially owned by a Member, except to any other Member, unless such Member has obtained the prior written consent of the other Member(s), which consent may be withheld in the Member(s)' sole discretion and then only subject to the conditions of Article X, Paragraph 3. Each of the initial Members acknowledges that the restrictions contained in this paragraph are reasonable, given that both Matrix and Devcon are providing unique services to the Company, and that a significant inducement to each of them becoming Members in the Company is the ability of the other Member to provide the services required of it under this Operating Agreement.

2. Bankruptcy; Death or Involuntary Transfer by a Member. Neither the bankruptcy, death nor involuntary transfer by a Member, nor the disability or declaration of incompetence of a Member shall dissolve the Company, but the rights of such Member to share in the profits and losses of the Company and to receive distributions of funds shall, on the happening of such event, be governed by this Article X.

3. Transfers by Members. In the event that, pursuant to the provisions of this Operating Agreement, a Member's Interest may be transferred, the assignee of such Member shall not become a Substitute Member unless:

(a) The assignee elects to become a Substitute Member by delivering notice of such election to the Company;

(b) The remaining Members unanimously consent to the election; and

(c) The assignee agrees in writing to be bound by the provisions of this Operating Agreement.

         If the conditions of this Paragraph 3 are met, the assignee shall have the right to become a Substitute Member. In such event, the Members shall prepare (or cause to be prepared) an amendment to this Operating Agreement and to the Articles of Organization, if necessary, to be signed and sworn to by each of the Members (including the assigning Member) and by the assignee. Unless named in this Operating Agreement or admitted to the Company as provided in this Operating Agreement, no person shall be considered a Member. In the absence of the substitution (as provided herein) of a Substitute Member for an assigning Member, any payment to an assigning Member shall acquit the Company and the Members of any liability to any other persons who may be interested in such payment by reason of an assignment by such Member.

4. Additional Conditions. No transfer shall be effected by any Member unless the Company has received from such Member (a) if deemed necessary by the other Member(s), an opinion of counsel in form, substance and from counsel satisfactory to counsel for the Company to the effect that (i) the proposed transfer does not require registration under applicable federal or state securities laws, including in each case, the rules and regulations promulgated thereunder; and (ii) that such transfer shall not cause the Company to be terminated for Federal income tax purposes pursuant to Code Section 708; and (b) an amount equal to all reasonable costs and expenses (including reasonable attorneys' fees) incurred or reasonably expected to be incurred by the Company in connection with such transfer. Furthermore, no Member shall transfer all or any part of its Interest if such transfer would constitute an event of default under any material contract to which the Company is a party or by which it is bound or affected.

5. Bring Along Rights. If at any time or from time to time, Members representing 60% or more of the Percentage Interests in the Company propose to sell (in one or more series of related transactions) all, but not less than all, of the Interests owned by them to any Person or Persons (other than to one or more Affiliates of such Members) in an arm's length, bona fide transaction, then such selling Members may at their option give notice signed by each of them to all of the other Members of the proposed sale, setting forth the name and address of the prospective transferee and the proposed terms and conditions of the offer. Delivery of such notice to such other Members shall give rise to an obligation by the recipients of such notice to include in the sale to the proposed transferee, on the same terms and conditions, all, but not less than all, of the Interests owned by such other Members. In any case in which the right of Members pursuant to this paragraph is triggered, then the provisions of Article X, paragraph 1 shall not apply.

6. Effect of a Transfer Not in Compliance with this Article. Any purported transfer of an Interest in violation of the provisions of this Operating Agreement shall be, as between the parties thereto and the Company, null and void ab initio; provided, however, that any transfer resulting from the order of any court having jurisdiction with respect to the disposition of an Interest or by operation of law shall be effective to vest in a third party the rights of an assignee. An assignee that does not become a Substitute Member shall have no rights, powers or privileges of a Member arising under this Operating Agreement, the Articles or applicable law, including without limitation, any right to require any information or account of the Company transactions or to inspect the Company's books; an assignee that does not become a Substitute Member shall be entitled only to receive the share of the profits or other compensation by way of income, or the return of the contribution to which its assignor would otherwise be entitled. Furthermore, no such assignee shall be entitled to exercise any powers or give or withhold any consents or approvals required or with respect to such Interest.

ARTICLE XI
                     BOOKS OF ACCOUNT, FINANCIAL STATEMENTS
                               AND FISCAL MATTERS

1. Books of Account. The Managing Member shall keep (or cause to be kept) adequate books of account of the Company, wherein shall be recorded and reflected all of the Percentage Interests and the Capital Contributions of the Members and all of the expenses and transactions of the Company. The books of account shall be kept at the principal office or the principal place of business of Company, and each Member shall have, at reasonable times during normal business hours, free access to and the right to inspect and, at such Member's expense, copy such books of account and all records of the Company, including a list of the names and addresses and Member Interests held by each of the Members. All books and records of the Company shall be kept on the basis of an annual accounting period ending on December 31 ("Accounting Year "), except for the final accounting period, which shall end on the dissolution or termination of the Company without reconstitution.

2. Bank Accounts. The funds of the Company shall be deposited in such bank or banks as the Managing Member shall deem appropriate. Only the Managing Member or its designee shall have the authority to withdraw or direct payment of such funds.

3. Accounting Decisions. All decisions regarding accounting matters, except as otherwise specifically set forth herein, must be made by the Managing Member. The Managing Member may rely on the advice of the Accountants as to whether such decisions are in accordance with accounting methods followed for federal and state income tax purposes.

4. Tax Returns and Reports. The Managing Member, at the Company's expense, shall cause income tax returns and reports for the Company to be prepared and timely filed with the appropriate authorities. The Managing Member shall also, at the Company's expense, cause to be prepared and timely filed, with appropriate federal and state regulatory and administrative bodies, all reports required to be filed with such entities under then current applicable laws, rules and regulations. Any Member shall be provided with a copy of any such report upon request without expense.

5. Tax Status. Any provision hereof to the contrary notwithstanding, solely for United States federal income tax purposes, the Company hereby recognizes and agrees that it shall be subject to all provisions of Subchapter K of Chapter 1 of Subtitle A of the Code. The filing with the Internal Revenue Service of U.S. Returns of Partnership Income shall not be construed to expand the purposes of the Company or any obligations or liabilities of the Members.

6. Income Tax Elections. The Company may make all elections for federal and state income tax purposes, including, but not limited to, the following:

(a) To the extent permitted by applicable law and regulations, an election to use an accelerated depreciation method on any depreciable unit of the assets of the Company; and

(b) In case of a transfer of all or part of the Interest of any Member, an election, pursuant to Sections 734, 743 and 754 of the Code, as amended (or corresponding provisions of future law) to adjust the basis of the assets of the Company.

7. Tax Matters Partner. The Managing Member shall be the "tax matters partner" of the Company.

                                   ARTICLE XII
                                   TERMINATION

1. The Company shall be dissolved, its assets shall be disposed of, and its affairs wound up only upon the soonest to occur of any one or more of the following events ("Event of Dissolution"):

(a) The sale of all or substantially all of the assets of the Company;

(b) The date on which Company shall suffer a Bankruptcy; or

(c) The unanimous written election by the Members to dissolve.

2. Upon the dissolution of the Company, the Managing Member shall make a final accounting of the business and affairs of the Company and shall proceed with reasonable promptness to liquidate the business, property and assets of the Company and to distribute the proceeds in the following order of priority:

(a) To the payment of expenses of any sale, disposition or transfer of the Company's assets in liquidation of the Company;

(b) To the payment of just debts and liabilities (including any accrued, but unpaid interest) of the Company (including to any Members); provided, however, that in the event that there are insufficient proceeds to pay all debts and liabilities under this subsection 2(b), such debts and liabilities shall be paid in the order or priority provided by law and, among claims of equal priority, ratably to the extent funds are available;

(c) To the establishment of any reserve that the Managing Member may determine, in its sole discretion, to be reasonably necessary and adequate for any contingent liabilities and obligations of the Company or the Members arising out of or in connection with the Company's business; and

(d) To the Members in accordance with their Capital Account balances, as determined after taking into account all contributions, distributions and allocations for all periods.

3. The Managing Member may elect to distribute the remaining property and assets of the Company, if any, in kind, in lieu of selling them, based upon the then existing fair market value thereof and after allocating to the Members, in accordance with their respective Percentage Interests in the Company, any unrealized gain inherent in such assets.

4. The wind-up of the affairs of the Company shall be conducted by the Managing Member. In liquidating the assets of the Company, all tangible assets of a saleable value shall be sold at such price and terms as the Managing Member determines to be fair and equitable. Any Member may purchase such assets at such sale. It shall not be necessary to sell any intangible assets of the Company. A reasonable time shall be allowed for the orderly liquidation of the assets of the Company and the discharge of liabilities to creditors to minimize the losses that might otherwise occur upon liquidation.

                                  ARTICLE XIII
                                 INDEMNIFICATION

    The Company shall indemnify the Managing Member, the Members, and each of their respective officers, directors, agents, attorneys and employees (each, an "Indemnitee") to the fullest extent now or hereafter permitted by applicable law in the event that an Indemnitee was or is made or is threatened to be made a party to or a witness in any threatened, pending or completed action, suit, proceeding or appeal, whether civil, criminal, administrative or investigative, by reason of the fact that the Indemnitee was or is the Managing Member, a Member, an Officer or acting in some other capacity for the Company, both as to action in his official capacity and as to action in another capacity while holding such office or position, where he acts or acted in that capacity at the Company's request, against all reasonable expenses (including attorneys' fees and disbursements), judgments, fines (including excise taxes and penalties) and amounts paid in settlement actually and reasonably incurred by the Indemnitee in connection with such action, suit, proceeding or appeal. This covenant is intended to cover all actions, suits, proceedings and appeals arising out of or connected with the Indemnitee's service to the Company, even if the Indemnitee is no longer providing such service when such action, suit, proceeding or appeal arises or is threatened. Expenses incurred by the Indemnitee in connection with any action, suit, proceeding or appeal, as described herein, shall be paid by the Company in advance of the final disposition of such action, suit, proceeding or appeal within twenty days of the Company's receipt of an appropriate undertaking by the Indemnitee to repay such amount if it is ultimately determined that he is not entitled to be indemnified by the Company under applicable law.

                                  ARTICLE XIV
                REPRESENTATIONS, WARRANTIES AND CERTAIN COVENANTS

1. Representations of Devcon. Devcon is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Florida, and has full power and authority to carry on its business as presently conducted and to own and operate the properties and assets now owned and operated by it. The execution and delivery of this Operating Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized by the Board of Directors of Devcon and all other necessary corporate action by Devcon has been taken. This agreement has been duly and validly executed and delivered by Devcon, constitutes the legal, valid and binding agreement of Devcon, and is enforceable in accordance with its terms. No filing with or consent by any governmental authority or other person is required for the valid consummation of the transactions contemplated hereby.

2. Representations of Matrix. Matrix is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Michigan, and has full power and authority to carry on its business as presently conducted and to own and operate the properties and assets now owned and operated by it. The execution and delivery of this Operating Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized by the Board of Directors of Matrix and all other necessary corporate action by Matrix has been taken. This agreement has been duly and validly executed and delivered by Matrix, constitutes the legal, valid and binding agreement of Matrix, and is enforceable in accordance with its terms. No filing with or consent by any governmental authority or other person is required for the valid consummation of the transactions contemplated hereby.

3. Rights to Matrix Systems. Matrix represents and warrants to Devcon and the Company that it owns or otherwise holds all rights necessary to make, use, sell, offer for sale, advertise and distribute the Systems free and clear from all claims, liens and encumbrances of third parties.

4. Publicity. The parties hereto agree to cooperate in the drafting of any press releases or other public disclosure that relates to the Company. Neither shall make any public disclosure relating to the Company or the other party without the consent of such other party. Notwithstanding the foregoing, in the event that a party hereto (the "Disclosing Party") is advised by counsel that public disclosure relating to the Company, its operations, or the other party is required, the Disclosing Party shall provide to the other party a copy of the proposed disclosure in advance of its public release and shall use all reasonable efforts to seek the comments of the other party prior to its publication.

5. Certain Covenants. As a condition to the formation of the Company and the execution of this Operating Agreement by Devcon, a shareholder of Matrix has agreed to continue his personal guarantees of $2,000,000 for a line of credit from a financial institution to Matrix, to maintain his current loan to Matrix in the principal amount of US$350,000, and to maintain such guarantee and loan for a minimum of two years from the date of this Operating Agreement (collectively, the "Shareholder Covenants"). The Shareholder Covenants constitute a material inducement to Devcon in entering into this Agreement, such that if the Shareholder Covenants are breached, it would constitute a basis for Devcon to withhold further performance under this Operating Agreement until such time as arrangements are made satisfactory to Devcon, in its sole discretion, to replace the financial benefit to Matrix of the Shareholder Covenants.

6. FCPA Compliance. The parties to this Agreement acknowledge that they are familiar with the terms of the Foreign Corrupt Practices Act (15 U.S.C. sec. 78dd-1, et. seq.)

("FCPA") and agree that they each shall make adequate provision for compliance with the FCPA as it relates to the operations of the Company.

7. Other Agreements. As a condition to the formation of the Company and the execution of this Operating Agreement by Devcon and Matrix, Devcon and Matrix have entered into a certain Stock Option Agreement and a certain Option Agreement, each dated the date of this Operating Agreement.


                                   ARTICLE XV
                                  MISCELLANEOUS

1. Notices. All notices, demands and other communications given hereunder shall be in writing and shall be deemed to have been duly given (a) upon hand delivery thereof, (b) upon electronic transmission (email or telefax) and written confirmation of receipt within 24 hours after transmission, (c) upon receipt of any overnight deliveries, or (d) on the fifth (5th) business day after mailing United States registered or certified mail, return receipt requested, postage prepaid, if to the Company, at the address more fully set forth above and, if to any of the Members, at the addresses set forth as follows, or at such other address, or to such other person and at such address for that person, as any party shall designate in writing for such purpose in the manner hereinabove set forth:

If to Devcon:                                         With a copy to:
Devcon International Corporation                      Brian Foremny
1350 E. Newport Center Drive, Suite 201               Atkinson, Diner et al
Deerfield Beach, FL 33442                             1946 Tyler Street
Attn: Jan Norelid, Chief Financial Officer            Hollywood, FL 33020
Facsimile:  (954) 427-2936                            Facsimile: (954) 920-2711

If to Matrix:                                         With a copy to:
Matrix Desalination, Inc.                             Stephen A. Schorr, P.A.
3255 S.W. 11th Ave.                                   625 N.E. 3rd Ave.
Fort Lauderdale, FL 33315                             Fort Lauderdale, FL 33304
Attn: Whitney Irons, President                        Facsimile: (954) 667-0899
Facsimile:  (954) 524-5216


2. Entire Agreement. This Operating Agreement, together with the Articles, sets forth all the promises, covenants, agreements, conditions and understandings between the parties hereto, and supersedes all prior agreements, understandings, inducements or conditions expressed or implied, oral or written.

3. Binding Effect: No Assignment. This Operating Agreement shall be binding upon the parties hereto, their heirs, administrators, successors and permitted assigns. Except as provided herein, no party may assign or transfer its interests herein, or delegate its duties hereunder, without the written consent of the other party.

4. Amendments. All amendments to this Operating Agreement must be in writing and signed by all the Members.

5. No Waiver. No waiver of any provision of this Operating Agreement shall be effective unless it is in writing and signed by the party against whom it is asserted, and any such written waiver shall only be applicable to the specific instance to which it relates and shall not be deemed to be a continuing or future waiver.

6. Gender and Use of Singular and Plural. All pronouns shall be deemed to refer to the masculine, feminine, neuter, singular or plural, as the identity of the party or parties, or their personal representatives, successors and assigns may require.

7. Counterparts. This Operating Agreement and any amendments may be executed in one or more counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.

8. Headings. The article and section headings contained in this Operating Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of the Agreement.

9. Governing Law. This Operating Agreement shall be construed in accordance with the laws of the State of Florida and venue for any proceeding arising between the parties in any manner pertaining or related to this Operating Agreement shall, to the extent permitted by law, be in Broward County, Florida.

10. Further Assurances. The parties hereto will execute and deliver such further instruments and do such further acts and things as may be reasonably required to carry out the intent and purposes of this Operating Agreement.

11. Provisions Severable. This Operating Agreement is intended to be performed in accordance with, and only to the extent permitted by, all applicable laws, ordinances, rules and regulations of the jurisdiction in which the parties do business. If any provision of this Operating Agreement, or the application thereof to any person or circumstance, shall, for any reason or to any extent, be invalid or unenforceable, the remainder of this Operating Agreement and the application of such provision to other persons or circumstances shall not be affected thereby, but rather shall be enforced to the greatest extent permitted by law.

12. Arbitration. Any controversy or claim related to or arising out of this Agreement shall be settled by binding arbitration to take place in Broward County, Florida, conducted under the Commercial Arbitration Rules of the American Arbitration Association. In any arbitration proceeding, the Florida Rules of Evidence shall apply. The arbitrator's decision shall be in writing and shall present findings of fact and conclusions of law, in accordance with appropriate Florida judicial or statutory precedents. Judgment on the arbitrator's award may be entered and enforced in any court of competent jurisdiction. Neither party will be precluded from seeking provisional remedies in the courts including, but not limited to, temporary restraining orders and preliminary injunctions, to protect its rights and interests, but such relief will not be sought as a means to avoid or stay arbitration. This paragraph provides the sole recourse for the settlement of any dispute arising under or in connection with this Agreement. In any arbitration between the parties, the prevailing party shall be entitled to reasonable attorneys' fees and all costs of proceedings incurred in enforcing this Agreement in addition to any other amount of recovery ordered in such arbitration.

13. Remedies. Each party hereto recognizes and agrees that the violation of any term, provision or condition of this Operating Agreement may cause irreparable damage to the other parties which may be difficult to ascertain, and that the award of any sum of damages may not be adequate relief to such parties. Each party, therefore, agrees that, in addition to other remedies available in the event of a breach of this Operating Agreement, any other party shall have a right to equitable relief including, but not limited to, the remedy of specific performance.

14. No Third Party Rights. Unless otherwise expressly stated herein, the provisions of this Operating Agreement are for the exclusive benefit of the parties hereto, and no other person, including creditors of any party hereto, shall have any right or claim against any party by reason of this Operating Agreement or be entitled to enforce any provision herein against any party hereto.

15. Subsequent Members. Any person who becomes a Member of the Company after the execution of this Operating Agreement shall be deemed a party to, and shall be bound by the terms of, this Operating Agreement.

16. Facsimile Signatures. A facsimile signature to this Operating Agreement shall be deemed, for all purposes, an original and shall have the same effect as an original signature.

         IN WITNESS WHEREOF, each Member whose signature appears below has executed, acknowledged, and caused this Operating Agreement to be delivered as of the day and year first above written.




DEVCON INTERNATIONAL CORP.                           MATRIX DESALINATION, INC.



By:   /s/  Donald L. Smith, Jr.               By:_/s/  Whitney Irons
    ---------------------------------         -----------------------





The undersigned, a shareholder of MATRIX DESALINATION, INC., is executing this Agreement as of the day and year first above written for the limited purposes of agreeing to be bound by the provisions of Article XIV, Paragraph 5 of this Agreement.


_/s/ Edward A. Fuller_
---------------------
Edward A. Fuller

                                  ATTACHMENT 1
                            TO OPERATING AGREEMENT OF
                       DEVCON/MATRIX UTILITY RESOURCES LLC

                               FUNDING COMMITMENTS



Devcon has agreed to make available up to US$2,400,000, to the Company, as follows: $600,000 in the form of a capital contribution ("Devcon Contribution"), and $1,800,000 in the form of a loan ("Devcon Loan") (collectively, the "Devcon Initial Commitment"). The Company may draw down the Devcon Initial Commitment as funds are needed for Company operations. Funds drawn on the Devcon Initial Commitment shall be applied pro rata to the Contribution and to the Loan (that is, each dollar drawn upon shall be considered $0.25 in Contribution and $0.75 in Loan). The Devcon Loan shall be represented by one or more promissory notes of the Company, bearing interest at prime rate plus 2%, but in no event less than 10%. The prime rate for the Loan shall be the amount as reported from time to time in the Wall Street Journal. Interest on the Devcon Loan shall be payable monthly. Principal on the Devcon Loan shall be payable quarterly from Available Cash, but shall not be paid in any tax year if such payments of principal would prevent the Mandatory Distribution for that tax year to Matrix, as required under Article IX of this Operating Agreement.

If the Devcon Initial Commitment has been used in full and additional funds are required for Company operations, Devcon agrees that it shall provide appropriate guarantees to assist the Company in securing up to an additional US$2,400,000 from one or more financial institutions, on terms and conditions acceptable to Devcon, in its sole discretion. Devcon shall use its commercially reasonable best efforts in attempting to obtain such institutional financing, but shall not be required to provide collateral as security for the financings. Devcon's inability to secure such additional financing shall not be considered a default of Devcon's obligations under this Operating Agreement. The Company shall pay Devcon annually a guarantee fee of 2% of the gross amount of any loans guaranteed.

If the funds described above in this Attachment 1 have been used in full and additional funds are required for Company operations, Devcon and Matrix have agreed, pursuant to Article VII., paragraph 3, of the Operating Agreement, that they shall provide such additional funds in the percentages described in Attachment 3 to this Operating Agreement. The terms of the Operating Agreement shall control in determining whether such additional funds shall be provided in the form of Member capital contributions, Member loans or Member guarantees of loans from financial institutions.

                                  ATTACHMENT 2
                            TO OPERATING AGREEMENT OF
                       DEVCON/MATRIX UTILITY RESOURCES LLC

                              PERCENTAGE INTERESTS



Member                                                       Percentage

Devcon International Corporation                              80%

Matrix Desalination, Inc.                                     20%
                                                             ----

Total                                                        100%

                                  ATTACHMENT 3
                            TO OPERATING AGREEMENT OF
                       DEVCON/MATRIX UTILITY RESOURCES LLC

                  ADDITIONAL CONTRIBUTION PERCENTAGE INTERESTS



Member                                                       Percentage

Devcon International Corporation                              90%

Matrix Desalination, Inc.                                     10%
                                                             ----

Total                                                        100%

                                  ATTACHMENT 4
                            TO OPERATING AGREEMENT OF
                       DEVCON/MATRIX UTILITY RESOURCES LLC

                    ADJUSTMENT OF DEFAULTING PARTY'S INTEREST

Terms used with initial capitals in this Attachment to the Operating Agreement for DEVCON/MATRIX UTILITY RESOURCES LLC ("Operating Agreement") that are not defined in this Attachment shall have the meanings as defined in the Operating Agreement. In accordance with Article VII, paragraph 4(b) of the Operating Agreement, the Percentage Interests of the Advancing Party and the Defaulting Party shall be adjusted to reflect the amount of additional advances as follows: the Percentage Interest of the Defaulting Party shall be automatically decreased to a revised Percentage Interest ("Revised Percentage Interest") derived as follows:

Assuming that Matrix is the Defaulting Party, then the first time this calculation is made, the following formula shall be used ("First Adjustment"):

Matrix' Revised Percentage Interest
              = [(20%) x (CA) + 10% x(Contrib) + (MContrib)] x 100%
                 ---------------------------------------------------
                                (CA) + (Contrib)
Where:
o (CA) equals the total of the Capital Accounts of the Members as of the close of business on the day before the additional advance that requires the calculation set forth in this Attachment ("Advance").
o (Contrib) equals the total of the Capital Contributions being made by all the Members that comprise the Advance. o (MContrib) equals the Capital Contribution being made by Matrix as part of the Advance.

For any adjustments after the First Adjustment, the following formula shall be used:

Matrix' Revised Percentage Interest
                   = [(Y%) x (CA) + (Z%) x (Contrib) + (MContrib)] x 100%
                      --------------------------------------------------
                                        (CA) + (Contrib)
Where:
o (CA), (Contrib) and (MContrib) are as defined above.
o (Y%) equals the Revised Percentage Interest of Matrix as most recently previously adjusted.
o (Z%) equals (Y%) minus 10%.
The Revised Percentage Interest, calculated as described above, shall be considered as Matrix' Percentage Interest for all purposes of the Operating Agreement from the date Devcon gives its (10) days' written notice to have its loan treated as a Capital Contribution, as referred to in Article VII, paragraph 4(b) of the Operating Agreement. At the same time, Devcon's Percentage Interest shall be increased to 100% minus Matrix' Revised Percentage Interest.

Notwithstanding the foregoing, Matrix' Percentage Interest shall not be decreased below 10%.

In the event that one or more calculations are made in accordance with the provisions of this ATTACHMENT 4 with the effect that Matrix' Percentage Interest is reduced below 20%, and if subsequently one ore more additional advances are made as Capital Contributions in accordance with Article VII, paragraph 4(b) of the Operating Agreement, then upon each such subsequent Capital Contribution, Matrix shall have the right to make an additional advance toward the Capital Contribution in excess of the amount required of Matrix by the formulas set forth above in this ATTACHMENT 4, for the purpose of earning back its Percentage Interest (but not to an amount in excess of 20%) (the "Buy-back"). The calculation of Matrix' Percentage Interest in the case of a Buy-back shall be based on the formulas set forth above, applied in accordance with the agreement of the Members.

                                  Exhibit 10.31
                                OPTION AGREEMENT
                                 ASSET PURCHASE

         This Agreement ("Option Agreement") is made and entered into this 29th day of May, 2003 by and between Devcon International Corp., a Florida corporation ("Optionee"), and Matrix Desalination, Inc., a Michigan corporation ("Company").

                               W I T N E S E T H:

         WHEREAS, Company is in the business of designing, building and operating reverse osmosis, waste water and power generation systems (the "Systems");

         WHEREAS, Company and Optionee have formed a Florida Limited Liability Company to engage in the business of building, operating and owning Systems, and leasing the Systems to third parties;

         WHEREAS, Company wishes to grant the Optionee an option to purchase all of its business assets on the terms and conditions set forth in this Option Agreement ("Option") and in the Asset Purchase Agreement that is attached to this Option Agreement as Exhibit "A" ("Asset Purchase Agreement");

         WHEREAS, Optionee wishes to receive the Option, in accordance with the price and terms contained below;

         WHEREAS, Company and Optionee acknowledge that during the term of this Option Agreement, it is possible that a third party might make an offer to buy the Company, and that in such event the parties wish to provide for the right of Optionee to purchase the Company on substantially the same terms and conditions as the third party offer; and

         WHEREAS, Company and Optionee have entered into an additional option agreement dated the same date as this Option Agreement under which Optionee has agreed to provide Company with an option to acquire certain shares of Company Common Stock (the "Additional Option").

         NOW, THEREFORE, for and in consideration of the following mutual covenants and conditions, and other good and valuable consideration, the parties agree as follows:

1. Recitals. The foregoing recitals are true and correct and are incorporated herein by reference.

2. Option. Company hereby grants Optionee the option to purchase all the assets of the Company ("Assets"), as such assets are more fully described in the Asset Purchase Agreement.

3. Term of Option. The Option shall become exercisable on the third anniversary of the date of this Option Agreement, and shall expire on the fifth anniversary of the date of this Agreement (that is, on May 29, 2008) ("Option Term").

4. Exercise of Option. Optionee may exercise the Option, by giving written notice to Company ("Notice of Exercise") in accordance with the provisions for notice set forth below in this Option Agreement.

5. Purchase Price.

         (a) Calculation. The purchase price ("Purchase Price") for the Assets shall be the greater of: (i) an amount payable in US dollars, calculated by multiplying 5.5 times the "Averaged EBITDA" (as defined below); and (ii) the total liabilities of the Company as stated on the face of the most recent balance sheet included in the "Financial Statements" (as defined below).

         (b) Certain Definitions. As used in this Option Agreement, the following terms shall have the meanings hereinafter set forth, except as otherwise provided herein:

i. "Averaged EBITDA" shall mean the quotient derived by dividing the sum of the EBITDA for all of the Relevant Periods, by the Number of Relevant Accounting Periods.

ii. "Closing Date" shall have the meaning as defined in Section 6 of this Agreement.

iii. "Company's Financial Statements" shall mean, as to full fiscal years, the audited financial statements of the Company certified by the Company's independent public accountants, and as to periods subsequent to a full fiscal year, the balance sheets, statements of income, changes in stockholders' equity and cash flows of the Company , all prepared in accordance with generally accepted accounting principles ("GAAP") applied on a consistent basis throughout the periods covered thereby.

iv. "EBITDA" shall mean the Company's earnings before interest, taxes, depreciation and amortization, as such amount is determined from the Company's Financial Statements for the Relevant Periods.

v. "Fiscal Year" means a fiscal year of the Company, which begins on each January 1st and ends on each December 31st.

vi. "Applicable Fiscal Years" shall mean those fiscal years of the Company that begin after December 31, 2002 and end on or before the Notice Date.

vii. "Notice Date" shall mean the date on which the Notice of Exercise is given.

viii. "Number of Relevant Accounting Periods" shall mean a sum derived by adding the following: (.1) for each Applicable Fiscal Year, the number 1; and (.2) for a Partial Fiscal year, a decimal derived by dividing the number of full calendar months in the Partial Fiscal Year by the number 12.

ix. A "Partial Fiscal Year" means the incomplete Fiscal Year (if any) that occurs during the Relevant Period (for purposes of illustration, a Partial fiscal Year will occur if the Notice Date occurs at anytime other than during the month of January).

x. "Relevant Period" shall mean the time period that begins on January 1, 2003 and ends on the last day of the month before the Notice Date.

6. Closing. The closing for the purchase of the Assets shall occur at a time and place agreed to by the parties, but in the absence of agreement, it shall occur at the headquarters offices of the Optionee on the fortieth (40) business day after the Notice Date ("Closing Date"). This forty business day period shall serve as a period during which Optionee shall be given the opportunity to perform a due diligence investigation on Company and the Assets being transferred. During this period, Company shall permit (and shall cause each of its Subsidiaries to permit) representatives of Optionee to have full access to all premises, properties, personnel, books, records (including tax records), contracts, and documents of or pertaining to each of Company and its Subsidiaries and shall furnish Optionee with copies of such documents and instruments and with such information with respect to the affairs of Company as Optionee may from time-to-time request. No investigation by Optionee shall affect in any manner the representations and warranties made by Company or Company's stockholders in this Option Agreement or the related Asset Purchase Agreement, nor any other certificate or agreement furnished or to be furnished by Company to Optionee or its representatives in connection herewith or pursuant hereto, and the right of Optionee to rely on them. Company shall use its best efforts to keep Optionee fully informed as to the affairs of Company and advise Optionee of all important matters pertaining to Company prior to Closing. Upon completion of this due diligence review, Optionee shall determine, in its sole discretion, whether it wishes to proceed with the closing for the purchase of the Assets (the due diligence review and the right of the Optionee to determine whether to close after such review are sometimes referred to herein as the "Due Diligence Review"). If Optionee elects not to close on the purchase of the Assets because of circumstances discovered in the Due Diligence Process, and such circumstances are capable of being cured, the Optionee may elect, in its sole discretion, to extend the Closing Date to a date that is not more than 24 months from the originally scheduled Closing Date, to give the parties an opportunity to cure. At the closing, the Purchase Price shall be paid via wire transfer or delivery of other immediately available US funds.

7.       Right of First Refusal

(a) If the Company or its shareholders (collectively, the "Offerees") receive a "Bona Fide Offer" (as defined below) to engage in a reorganization, merger, consolidation, share exchange, sale of Company stock, or sale or other disposition of all or substantially all of the assets of the Company with the effect that the Company or its assets would be owned or controlled by a third party other than the Company's current shareholders (each, a "Business Transaction"), and any of the Offerees desires to proceed with the proposed Business Transaction, such Offerees ("Transferors") shall first offer such Business Transaction to the Optionee by delivery of a written offer (the "Offer") to the Optionee, which Offer shall set forth (i) a copy of the Bona Fide Offer, (ii) the name and address of each bona fide prospective purchaser (the "Transferee"), including in the case of any Transferee who is not an individual, the names and addresses of the individuals directly or indirectly controlling such Transferee, and
         (iii) any and all other material terms (the "Terms") of the proposed Transfer, including without limitation, the purchase price offered by each Transferee and the manner in which such purchase price shall be paid. The Offer shall be irrevocable until the expiration of the Offer in accordance with this Section 7.

(b) Within thirty (30) business days after the receipt of the Offer by the Optionee ("Offer Date"), the Optionee may elect either to engage in the Business Transaction with the Transferors in place of the Transferee, or exercise the Option to purchase the Company's Assets as set forth above in this Option Agreement. Optionee may exercise this election by giving written notice to the Transferors in accordance with the provisions for notice set forth below in this Option Agreement. If the Optionee elects to engage in the Business Transaction, then the Closing of the Business Transaction shall take place on substantially the same terms and conditions as set forth in the Bona Fide Offer, and the closing shall occur at a time and place agreed to by the parties, but in the absence of agreement, it shall occur at the headquarters offices of the Optionee on the fortieth (40) business day after the Optionee gives written notice to the Transferors of its election to engage in the Business Transaction. The closing shall be subject to a "Due Diligence Review" (as defined above) by Optionee. If the Optionee elects to exercise the Option to purchase the Company's Assets as set forth above in this Option Agreement, then the terms and conditions of the Option shall apply.

(e) Should any Bona Fide Offer contain terms for consideration to be paid to Transferors other than cash, cash equivalents or promissory notes of the proposed purchaser, then the cash value of such Offer's terms shall be determined in good faith by the parties, subject to binding arbitration provided for elsewhere in this Option Agreement.

(g) If within thirty (30) business days after the Offer Date "(Offer Period"), the Optionee does not elect either to engage in the Business Transaction with the Transferors in place of the Transferee, or exercise the Option to purchase the Company's Assets as set forth above in this Option Agreement, then the Transferors may engage in the Business Transaction with the Transferee upon the precise terms and conditions set forth in the Bona Fide Offer; provided, however, that if the Transferors fail to consummate any such Transfer within sixty (60) days after the expiration of the Offer Period, the right of the Transferors to close on the Business Transaction without first offering the Business Transaction to the Optionee shall cease, and the Company, its stock and its assets shall again become subject to all of the restrictions of this Option Agreement. If, in the course of the negotiations with a prospective Transferee, terms are agreed upon which are more favorable to the prospective Transferee than the terms described in the Offer ("Revised Terms"), the Transferor shall not close on the Business Transaction without first submitting another Offer to the Optionee which shall set forth such new terms, and the Optionee shall have the right to accept such new Offer in accordance with this Section 7; provided, however, that if the Revised Terms constitute a change in the purchase price for the Business Transaction of less than five percent (5%) of the purchase price that was offered to the Optionee, then the Transferors may close on the Business Transaction without first submitting the new terms to the Optionee.

(h) The restrictions set forth in this Section 7 shall apply separately to each and every Business Transaction, and no election by the Optionee not to engage in a Business Transaction on any one occasion or occasions, nor any waiver or failure to elect to purchase on such occasion, shall be deemed to be a waiver generally, or otherwise alter or affect in any way the obligations of the Company and its shareholders, with respect to any other proposed Business Transaction.

(i) "Bona Fide Written Offer" shall mean a written offer to engage in a Business Transaction, which written offer: (.1) states that not less than ten (10%) percent of the offered purchase price contained in the written offer (the "Down Payment") has been placed in escrow with an attorney licensed to practice in the United States, who has agreed to serve as escrow agent and whose name is set forth in the written offer; (.2) provides evidence that the Down Payment has been paid to the escrow agent prior to the date of the written offer; (.3) identifies all the prospective purchasers under the written offer and represents and warrants that none of them are "Affiliates" (as defined below) of the Transferees.

(j) "Person" shall mean any individual, partnership, corporation, joint venture, trust or other entity or association.

(k) "Affiliate" shall mean (i) any Person who, directly or indirectly, through one or more intermediaries, controls or is controlled by or is under common control with the specified Person, (ii) any Person who is an officer of, partner in or trustee of, or serves in a similar capacity with respect to, the specified Person or of which the specified Person is an officer, partner or trustee, or with respect to which the specified Person serves in a similar capacity, (iii) any Person who, directly or indirectly, is the beneficial owner of ten percent (10%) or more of any class of equity securities of, or otherwise has a substantial beneficial interest in, the specified Person or of which the specified Person is directly or indirectly the owner of ten percent (10%) or more of any class of equity securities or in which the specified Person has a substantial beneficial interest, or
         (iv) any Person who controls, or is controlled by, an Affiliate as defined under items (ii) through (iii) above.

8. Financial Statements. Beginning on the third anniversary of this Option Agreement and continuing for so long as this Option Agreement remains in effect, the Company shall deliver to Optionee: (a) within 90 days after the end of each fiscal year of the Company, audited Financial Statements for such fiscal year; and (b) within 45 days after the close of each of the first three calendar quarters in each year, a copy of the unaudited Financial Statements for such calendar quarter.

9. Notices. All notices, demands and other communications given hereunder shall be in writing and shall be deemed to have been duly given (a) upon hand delivery thereof, (b) upon electronic transmission (email or telefax) and written confirmation of receipt within 24 hours after transmission, (c) upon receipt of any overnight deliveries, or (d) on the fifth (5th) business day after mailing United States registered or certified mail, return receipt requested, postage prepaid, if to the Company, at the address more fully set forth above and, if to any of the Members, at the addresses set forth as follows, or at such other address, or to such other person and at such address for that person, as any party shall designate in writing for such purpose in the manner hereinabove set forth:

If to Optionee:                                       With a copy to:
Devcon International Corporation                      Brian Foremny
1350 E. Newport Center Drive, Suite 201               Atkinson, Diner et al
Deerfield Beach, FL 33442                             1946 Tyler Street
Attn: Jan Norelid, Chief Financial Officer            Hollywood, FL 33020
Facsimile:  (954) 427-2936                            Facsimile: (954) 920-2711

If to Company:                                        With a copy to:
Matrix Desalination, Inc.                             Stephen A. Schorr, P.A.
3255 S.W. 11th Ave.                                   625 N.E. 3rd Ave.
Fort Lauderdale, FL 33315                             Fort Lauderdale, FL 33304
Attn: Whitney Irons, President                        Facsimile: (954) 667-0899
Facsimile:   (954) 524-5216


10. Entire Agreement. This Option Agreement sets forth all the promises, covenants, agreements, conditions and understandings between the parties hereto, and supersedes all prior agreements, understandings, inducements or conditions expressed or implied, oral or written.

11. Binding Effect: No Assignment. This Option Agreement shall be binding upon the parties hereto, their heirs, administrators, successors and permitted assigns. Optionee shall have the unrestricted right to assign its rights, powers and privileges under this Option Agreement to any related or unrelated third party. Except as provided herein, no party may assign or transfer its interests herein, or delegate its duties hereunder, without the written consent of the other party.

12. Amendments. All amendments to this Option Agreement must be in writing and signed by all parties.

13. No Waiver. No waiver of any provision of this Option Agreement shall be effective unless it is in writing and signed by the party against whom it is asserted, and any such written waiver shall only be applicable to the specific instance to which it relates and shall not be deemed to be a continuing or future waiver.

14. Gender and Use of Singular and Plural. All pronouns shall be deemed to refer to the masculine, feminine, neuter, singular or plural, as the identity of the party or parties, or their personal representatives, successors and assigns may require.

15. Counterparts. This Option Agreement and any amendments may be executed in one or more counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.

16. Headings. The article and section headings contained in this Option Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of the Agreement.

17. Governing Law. This Option Agreement shall be construed in accordance with the laws of the State of Florida and venue for any proceeding arising between the parties in any manner pertaining or related to this Option Agreement shall, to the extent permitted by law, be in Broward County, Florida.

18. Further Assurances. The parties hereto will execute and deliver such further instruments and do such further acts and things as may be reasonably required to carry out the intent and purposes of this Option Agreement.

19. Provisions Severable. This Option Agreement is intended to be performed in accordance with, and only to the extent permitted by, all applicable laws, ordinances, rules and regulations of the jurisdiction in which the parties do business. If any provision of this Option Agreement, or the application thereof to any person or circumstance, shall, for any reason or to any extent, be invalid or unenforceable, the remainder of this Option Agreement and the application of such provision to other persons or circumstances shall not be affected thereby, but rather shall be enforced to the greatest extent permitted by law.

20. Arbitration. Any controversy or claim related to or arising out of this Agreement shall be settled by binding arbitration to take place in Broward County, Florida, conducted under the Commercial Arbitration Rules of the American Arbitration Association. In any arbitration proceeding, the Florida Rules of Evidence shall apply. The arbitrator's decision shall be in writing and shall present findings of fact and conclusions of law, in accordance with appropriate Florida judicial or statutory precedents. Judgment on the arbitrator's award may be entered and enforced in any court of competent jurisdiction. Neither party will be precluded from seeking provisional remedies in the courts including, but not limited to, temporary restraining orders and preliminary injunctions, to protect its rights and interests, but such relief will not be sought as a means to avoid or stay arbitration. This paragraph provides the sole recourse for the settlement of any dispute arising under or in connection with this Agreement. In any arbitration between the parties, the prevailing party shall be entitled to reasonable attorneys' fees and all costs of proceedings incurred in enforcing this Agreement in addition to any other amount of recovery ordered in such arbitration.

21. Remedies. Each party hereto recognizes and agrees that the violation of any term, provision or condition of this Option Agreement may cause irreparable damage to the other parties which may be difficult to ascertain, and that the award of any sum of damages may not be adequate relief to such parties. Each party, therefore, agrees that, in addition to other remedies available in the event of a breach of this Option Agreement, any other party shall have a right to equitable relief including, but not limited to, the remedy of specific performance.

22. No Third Party Rights. Unless otherwise expressly stated herein, the provisions of this Option Agreement are for the exclusive benefit of the parties hereto, and no other person, including creditors of any party hereto, shall have any right or claim against any party by reason of this Option Agreement or be entitled to enforce any provision herein against any party hereto.

23. Facsimile Signatures. A facsimile signature to this Option Agreement shall be deemed, for all purposes, an original and shall have the same effect as an original signature.
         IN WITNESS WHEREOF, each of the parties has executed, acknowledged, and caused this Option Agreement to be delivered as of the day and year first above written.


DEVCON INTERNATIONAL CORP.                         MATRIX DESALINATION, INC.


By: _/s/Donald L. Smith, Jr.                     By: _/s/   Whitney Irons
   -------------------------                     -------------------------

The undersigned, constituting all of the shareholders of MATRIX DESALINATION, INC., are executing this Option Agreement as of the day and year first above written for the limited purposes of agreeing to be bound by the provisions of
Section 7 of this Option Agreement.




  /s/  Edward A. Fuller
-----------------------
Edward A. Fuller



_/s/  Whitney Irons
-----------------------
Whitney Irons

                                   Exhibit "A"
                            ASSET PURCHASE AGREEMENT

       THIS ASSET PURCHASE AGREEMENT (the "Agreement") is made and entered into as of ______________, 200_, by and among and Matrix Desalination, Inc., a Michigan corporation ("Seller") and Devcon International Corp., a Florida corporation ("Buyer").

                                    RECITALS:

       WHEREAS, Seller is in the business (the "Business") of designing, building and operating reverse osmosis, waste water and power generation systems (the "Systems");

       WHEREAS, Seller desires to sell and Buyer desires to purchase all of Seller's assets and Seller's good will associated with the Business, as more fully described below, and

         WHEREAS, Seller has the requisite power and authority to consummate the transactions contemplated herein.

       NOW, THEREFORE, in consideration of the representations, warranties, covenants, agreements and recitals contained herein, and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto, intending to be legally bound, hereby agree as follows:

1. Incorporation of Recitals. The foregoing recitals are hereby incorporated by reference and made a part of this Agreement.

2.   Transfer of Assets; Assumption of Liabilities.

2.1      Purchased Assets.
(a) Pursuant to the provisions set forth in this Agreement, Seller shall cause to be sold, conveyed, transferred, assigned, and delivered to Buyer, and Buyer shall purchase and acquire, all the tangible and intangible assets of Seller and the goodwill of the Business as defined on Schedule 2.1 hereto (collectively, the "Assets").

(b) At the "Closing" (as defined below"), all the Assets shall be transferred to Buyer free and clear of any and all liens, encumbrances, mortgages, security interests, pledges, claims, equities and restrictions or charges of any kind or nature whatsoever (collectively, "Liens").

              2.2 Excluded Assets. It is specifically understood and agreed to by the parties hereto that Buyer is not purchasing Seller's existence as a corporation, minute books or stock books.

              2.3 Method of Conveyance. The sale, transfer, conveyance, assignment and delivery of the Assets to Buyer in accordance with Section 2.1 hereof shall be effected on the "Closing Date" (as defined herein) by the Seller's execution and delivery to Buyer of a Bill of Sale.

              2.4 Assumed Liabilities. Buyer shall not assume any of the "Liabilities" (as defined below) of the Seller or the Business of any nature whatsoever, and the Assets shall be subject to no obligations or liabilities; provided, however, that Buyer, in its sole discretion, may determine to assume certain of Sellers leases for real or personal property. In any event, (a) Seller shall pay and satisfy all liabilities relating to the Business and the Assets, including without limitation all accounts payable, and (b) on or prior to Closing Seller shall pay any outstanding balance owed by Seller to any equipment financer or secured party, and at Closing Seller shall furnish Buyer with appropriate evidence of satisfaction of such indebtedness and the termination of all security interests related thereto, in each case in form and substance satisfactory to Buyer. For the purposes of this agreement, "Liability" means any liability whether known or unknown, asserted or unasserted, absolute or contingent, accrued or unaccrued, liquidated or unliquidated and due or to become due.

3.     Purchase Price.

              3.1 Payment of the Purchase Price. The Purchase Price (the "Purchase Price") for the Assets purchased by Buyer hereunder shall be US$[insert amount determined an accordance with the Option Asset Agreement to which this Agreement is an Exhibit], which shall be paid to the Seller via wire transfer or delivery of other immediately available US funds.

4. Closing.

              4.1 Closing Date. Subject to the terms and conditions set forth in this Agreement, the closing of the transactions contemplated by this Agreement (the "Closing") shall take place at the offices of Buyer located at _______________________ on ______________ [insert date determined an accordance with the Option Asset Agreement to which this Agreement is an Exhibit], or such other date as shall be mutually agreed upon in writing by the parties hereto. The date on which the Closing shall occur is referred to herein as the "Closing Date."

       5. Representations and Warranties of Seller. As a material inducement to Buyer to enter into this Agreement and consummate the transactions contemplated hereby, Seller, Whitney Irons and Edward A. Fuller hereby jointly and severally represent and warrant to Buyer as of the Date hereof and as of the Closing Date as follows:

              5.1 Power and Authority. Seller is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Michigan, and has full power and authority to carry on its business as presently conducted and to own and operate the properties and assets now owned and operated by it. Seller has the power, legal capacity and authority to execute and deliver this Agreement and the other agreements and instruments for which provision is made herein to be executed and delivered by the Seller and to perform its obligations under this Agreement and such other agreements and instruments to which it is a party. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized by Seller, the Board of Directors of Seller and the shareholders of Seller, and all other necessary corporate action by Seller has been taken. This Agreement and such other agreements and instruments constitute valid and binding obligations of Seller enforceable against Seller in accordance with their respective terms. All action on the part of Seller or any other party necessary for the authorization, execution, delivery and performance by Seller of this Agreement will be performed on or prior to the Closing Date including, without limitation, the obtaining of all approvals and consents required for a valid and effective transfer of the Assets.

              5.2 Title to Assets; No Warranty of Fitness. The Seller has good, marketable and unencumbered title to all of the Assets, free and clear of all mortgages, security interests, charges, encumbrances, liens, assessments, agreements and title defects of any nature whatsoever. Upon consummation of the transactions contemplated hereby, Buyer will acquire good, marketable and unencumbered title to the Assets, free and clear of all mortgages, security interests, charges, encumbrances, liens, assessments, agreements and title defects of any nature whatsoever. The Assets are in good condition, reasonable wear and tear excepted.

              5.3 Contracts; Compliance; Employees. Neither Seller nor any of the Assets is subject to or bound by any agreement, license, lease, understanding, arrangement or commitment, whether oral or written, contingent, fixed or otherwise, except for the agreements set forth in Schedule 5.3 attached hereto (the "Contracts"). All insurance policies and coverage currently maintained by or applicable to Seller or the Assets are also described on
Schedule 5.3. Each Contract is a legal, valid and binding obligation of the parties thereto and is in full force and effect. No event has occurred and no condition or state of facts exists (or would exist upon the giving of notice or the lapse of time or both) that would become or cause a material breach, default or event of default thereunder, would give to any other person the right to cause a termination or would cause an acceleration of any obligation under any Contract. There are no outstanding defaults under the Contracts, the Contracts are otherwise in good standing and the only amounts due thereunder are for services or for use and occupancy of the premises on or after Closing.

5.1        No Violation:  Litigation.
(a) The execution and delivery of this Agreement by the Seller, the performance by the Seller of its obligations and the consummation of the transactions contemplated hereunder will not result in (I) a violation of any law, statue, rule, regulation, judgment or decree (each, a "Law") of any domestic or foreign court or governmental, administrative or regulatory authority, agency or instrumentality (each, a "Governmental Authority") applicable to the Seller, the Business or the Assets; (II) a breach of, or constitute a default under any agreement or instrument to which the Seller is a party or by which the Seller, the Business or the Assets are bound; or
     (III) the creation or imposition of any Lien upon the Assets or constitute an event which, after notice or lapse of time or both, would result in any of the foregoing.

(b) No "Litigation" (as defined herein) is pending or threatened (I) against the Seller or the Assets, or (II) that (A) seeks to prevent or delay the consummation of the transactions contemplated by this Agreement, (B) challenges any of the terms or conditions of such transactions, or (C) seeks damages in connection therewith. To the best of Seller's knowledge, no reasonable basis or set of circumstances exists which could give rise to any Litigation. "Litigation" means any claim, action, suit, proceeding or investigation at law or in equity or otherwise in, before or by any Governmental Authority or before any public or private arbitrator or arbitration board or panel.

       5.5 No Consents. No consent, approval, authorization or other action by, or filing with, any Governmental Authority (each, a "Governmental Approval") or other third party is required to be obtained or made by the Seller in connection with the execution, delivery and performance of this Agreement and the other agreements and instruments contemplated herein to which the Seller is a party and the consummation by the Seller of the transactions contemplated hereby and thereby.

       5.6 Financial Statements "Financial Statements" shall mean the audited financial statements of the Seller for the two fiscal years ended just prior to the Closing Date and the unaudited balance sheets, statements of income, changes in stockholders' equity and cash flows of the Seller for the periods subsequent to the last full fiscal year and up through the month ending just prior to the Closing Date. The Financial Statements (including the Notes thereto) have been prepared in accordance with generally accepted accounting principles ("GAAP") applied on a consistent basis throughout the periods covered thereby, present fairly the financial condition of Seller and its subsidiaries as of such dates and the results of operations of Seller and its subsidiaries for such periods, are correct and complete, and are consistent with the books and records of Seller and its subsidiaries (which books and records are correct and complete); provided, however, that the unaudited Financial Statements may lack footnotes and other presentation items.

       5.7 Undisclosed liabilities. None of Seller and its Subsidiaries has any Liability (and there is no basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against any of them giving rise to any Liability), except for (i) Liabilities set forth on the face of the most recent balance sheet included in the Financial Statements ("Most Recent Balance Sheet") and (ii) Liabilities that have arisen after the date of the Most Recent Balance Sheet in the ordinary course of business (none of which results from, arises out of, relates to, is in the nature of, or was caused by any breach of contract, breach of warranty, tort, infringement, or violation of law).

       5.8 Compliance with Laws. Seller is in compliance with all applicable laws and regulations relating to the employment of labor and employment practices; Seller has not engaged in any unfair labor practice; there is no labor strike, slowdown, stoppage, grievance or other labor difficulty pending or threatened against Seller; there are no pension, profit sharing, savings, thrift, medical benefit, death benefit, disability, vacation, sick leave, bonuses, commissions, or other fringe benefit plans or policies applicable to the employees of Seller except as listed on Schedule 5.8 and Seller and the Assets are not subject to the Employee Retirement Income Security Act of 1974, as amended. Seller, the Assets and the operation thereof and all Systems that Seller has sold or operates are in compliance with all applicable laws and regulations, including without limitation those dealing with occupational safety and health and those dealing with hazardous, toxic, polluting, radioactive, flammable, explosive or similar substances, underground storage tanks, petroleum products or derivatives and all other environmentally sensitive materials or substances subject to regulation by or under any federal, state and local laws and ordinances relating to the protection of the environment or the keeping, use or disposition of environmentally hazardous materials, substances or wastes, all amendments to any of them, and all rules and regulations issued pursuant to any of such laws or ordinances (collectively, "Environmental Laws"). Seller holds all licenses, permits and authorizations required for the use of the Assets and the operations of the Business, which licenses, permits and authorizations are listed in Schedule 5.8 attached hereto.

       5.9 Leased Premises. To the best knowledge of Seller, all buildings and structures leased by Seller ("Leased Premises") are in good condition and repair, subject only to normal wear and tear, and all improvements on such property comply with all applicable ordinances, regulations and zoning or other laws and do not encroach on property of others. To the best knowledge of Seller, there are no restrictive covenants, ordinances, regulations or zoning or other laws that in any material way restrict or prohibit the use of the lands, buildings or structures comprising the Leased Premises. As of the date hereof, to the best knowledge of Seller, there is no pending or threatened change of any such ordinance, regulation or zoning or other law affecting such property and there is no pending or threatened condemnation of any such property.

       5.10 Equipment Leases. All tangible personal property and assets owned or leased by Seller and used in the operations of the Business are described on
Schedule 1(a) attached hereto. Except as set forth in Schedule 5.10, all machinery and equipment owned by and used in Seller's operations which are included in the Assets conform to all applicable ordinances, regulations and zoning or other laws. Except as described on Schedule 5.10, all tangible personal property and assets which are included in the Assets are in good operating condition and repair, subject only to normal wear and tear. Seller has delivered to Buyer true and correct copies of all leases relating to personal property and, except as described in Schedule 5.10 attached hereto, all such leases are in full force and effect, no event of default has been declared thereunder and, to the best knowledge of Seller, no basis for any default exists. No such lease of personal property is subject to termination or modification as a result of the transactions contemplated hereby.

       5.11 Material Misstatements. Neither this agreement nor any Schedule attached hereto nor any document furnished by Seller hereunder contains or will contain any untrue statement of a material fact or omits or will omit to state any material fact which is necessary to make the statements contained herein or therein not misleading.

       6. Representations and Warranties of the Buyer. As a material inducement to Seller to enter into this Agreement and consummate the transactions contemplated hereby, Buyer hereby represents and warrants to the Seller as of the date hereof and as of the Closing Date as follows:

6.1 Power and Authority. Buyer has the power, legal capacity and authority to execute and deliver this Agreement and the other agreements and instruments for which provision is made herein to be executed and delivered by Buyer and to perform its obligations under this Agreement and such other agreements and instruments for which provision is made herein to be executed and delivered by Buyer. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized by the Board of Directors of Buyer and all other necessary corporate action by Buyer has been taken. This Agreement and such other agreements and instruments constitute valid and binding obligations of Buyer enforceable against Buyer in accordance with their respective terms. All action on the part of the Buyer or any other party necessary for the authorization, execution, delivery and performance by Buyer of this Agreement will be performed on or prior to the Closing Date.

6.2           No Violation:  Litigation.
(a) The execution and delivery of this Agreement by Buyer, the performance by Buyer of its obligations and the consummation of the transactions contemplated hereunder will not result in (I) a violation of any Law of any Governmental Authority applicable to Buyer; or (II) a breach of, or constitute a default under any agreement or instrument to which Buyer is a party or by which Buyer is bound.

(b) No Litigation is pending or threatened against Buyer that seeks to prevent or delay the consummation of the transactions contemplated by this Agreement, challenges any of the terms or conditions of such transactions, or seeks damages in connection therewith. To the best of Buyer's knowledge, no reasonable basis or set of circumstances exists which could give rise to any Litigation.

       6.3 No Consents. No Governmental Approval or other third party consent, approval or authorization is required to be obtained or made by Buyer in connection with the execution, delivery and performance of this Agreement and the other agreements and instruments contemplated herein to which Buyer is a party and the consummation by Buyer of the transactions contemplated hereby and thereby.

7. Condition to Closing.
7.1 Conditions to the Obligation of Buyer. The obligation of Buyer to proceed with the Closing is subject to the satisfaction on or prior to the Closing Date of all the following conditions, any one or more of which may be waived in whole or in part by the Buyer in its sole discretion:
(a) Seller shall have complied with all of the respective covenants and agreements contained herein, and all of the representations and warranties of the Seller contained in this Agreement shall be true on and as of the Closing Date as if made anew on and as of the Closing Date.
(b) Buyer shall have received the following documents, in each case in form and substance reasonable satisfactory to Buyer and its counsel: (I) All Contracts to be assumed by Buyer as well as any and all other contracts that are in force by and between Seller and any other third party which relates to the Assets being purchased;, (II) appropriate bills of sale and other documents conveying the Assets and transferring the other property to be conveyed to Buyer hereunder, and (III) certificates of Seller's officers and shareholders, in form and substance satisfactory to Buyer, certifying as to the accuracy of Seller's representations and warranties and the fulfillment of the conditions precedent to Buyer's obligations hereunder.
(c) No Litigation shall be pending or threatened and no order, injunction or decree shall have been entered by any Governmental Authority which in the Buyer's sole discretion would prohibit, restrict or delay consummation of the transactions contemplated by this Agreement.
(d) All consents and approvals of third parties which are required to consummate the transactions contemplated herein shall have been obtained and delivered to the Buyer. Any Leases that Buyer determines to assume shall have been be assigned to, and assumed by, Buyer, with the lessors' written consents to assumption (containing appropriate estoppel information).

(e) From the date hereof until the Closing Date, there shall have occurred no adverse changes or events that singularly or as whole would have a material adverse effect on the Business or the Assets.
(f) Buyer shall receive complete releases of all liens and security interests on the Assets, if any.
(g) Buyer shall receive any reports that it deems reasonably necessary, in its sole discretion, to confirm compliance with Environmental Laws.
(h) Buyer shall have entered into a three-year Noncompetition Agreement with Seller and its shareholders in substantially the form of Exhibit I attached hereto; provided, however, that it shall not be a condition for Buyer to have entered into a Noncompetition Agreement with Whitney Irons unless Buyer shall first have offered to Irons an employment agreement to continue to work in the Business, with terms and conditions regarding salary and noncompetition no less favorable to Irons than those described in Schedule 7.1(h).

7.2 Conditions to the Obligation of Seller. The obligation of Seller to proceed with the Closing is subject to the satisfaction on or prior to the Closing Date of all the following conditions, any one or more of which may be waived in whole or in part by the Seller in its sole discretion.
(a) The Buyer shall have complied with all of the respective covenants and agreements contained herein, and all of the representations and warranties of the Buyer contained in this Agreement shall be true on and as of the Closing Date as if made anew on and as of the Closing Date.
(b) Seller shall have been paid the Purchase Price as provided in Section 3 of this Agreement.
(c) No Litigation shall be pending or threatened and no order, injunction or decree shall have been entered by any Governmental Authority which in the Seller's sole discretion would prohibit, restrict or delay consummation of the transactions contemplated by this Agreement.
(d) All consents and approvals of third parties that are required to consummate the transactions contemplated herein shall have been obtained.

8. Risk of Loss. Prior to the Closing, the risk of loss of, damage to, or destruction of the Assets shall remain with Seller, and the legal doctrine known as the "Doctrine of Equitable Conversion" shall not be applicable to this Agreement or to any of the transactions contemplated hereby. On and after the Closing Date, the risk of loss of, damage to, or destruction of the Assets shall be with Buyer.

9. Further Assurances. The Seller shall, from time to time after the Closing, upon the request of Buyer, execute, acknowledge and deliver all such further deeds, assignments, transfers, conveyances, assurances and other documents as may be required to transfer to and to vest in Buyer all right, title and interest of the Seller in and to the Assets and the Business and to protect the right, title and interest of Buyer in and to the Assets and the Business.

10. Notices. Notices required or permitted hereunder will be effective if delivered by (a) certified mail, return receipt requested, or (b) hand delivery or overnight courier, to the address given below:

If to Buyer:                                          With a copy to:
Devcon International Corporation                      Brian Foremny
1350 E. Newport Center Drive, Suite 201               Atkinson, Diner et al
Deerfield Beach, FL 33442                             1946 Tyler Street
Attn: Jan Norelid, Chief Financial Officer            Hollywood, FL 33020
Facsimile:_(954) 427-2936                             Facsimile: (954) 920-2711


If to Seller:                                         With a copy to:
Matrix Desalination, Inc.                             Stephen A. Schorr, P.A.
3255 S.W. 11th Ave.                                   625 N.E. 3rd Ave.
Fort Lauderdale, FL 33315                             Fort Lauderdale, FL 33304
Attn: Whitney Irons, President                        Facsimile: (954) 667-0899
Facsimile:_(954) 524-5216

All notices delivered hereunder shall be marked "PERSONAL AND CONFIDENTIAL." Any party may change the address or number to which notices are to be addressed by giving the other parties notice in the manner herein set forth. Any notice given in accordance with the requirements of this Section shall be deemed to have been received when delivered by overnight courier or by electronic transmission, if confirmation of receipt is provided by the party to be charged with notice, or, if mailed, on the third business day following the date upon which such notice shall have been deposited in the U.S. mails, prepaid, return receipt requested.

11. Employees. Schedule 11 contains a list of all employees of Seller, including their salaries, titles and positions. Buyer is not assuming any of Seller's agreements with employees, but Buyer may offer employment to such of Seller's employees as Buyer determines in its sole discretion; provided, however, that Buyer is not obligated to make any such offer.

12. Non-Competition. Seller covenants and agrees that it will not, for a period of three (3) years after the Closing Date, either directly or indirectly, without the Buyer's prior written consent, by itself or in partnership or in conjunction with or as a manager or agent of any other person, firm, corporation or other entity, or by providing employees, officers or directors to any other person, firm, corporation or other entity, undertake or carry on or be engaged or have any financial or other interest in, or in any other manner advise or assist any person, firm, corporation or other entity engaged or interested in, business that competed with the Business or any other business involving the designing, building, fabricating, manufacturing or operating reverse osmosis, waste water or power generation systems; provided, however, that Seller may continue to be an owner and operator of a project that is known as Emerald Bay. Seller acknowledges that in the event of its violation of the covenants contained in this
     Section 12, Buyer's damages will be difficult to ascertain and Buyer's remedy at law will be inadequate. Accordingly, Seller agrees that, in addition to such remedies as Buyer may have at law, Buyer shall be entitled to specific performance of such covenants and to an injunction to prevent any continuing violation thereof.

         If any of the provisions of or covenants contained in this Section 12 is hereafter construed to be invalid or unenforceable in any jurisdiction, the same shall not affect the remainder of the provisions or the enforceability thereof in any other jurisdiction, which shall be given full effect, without regard to the invalidity or unenforceability in such other jurisdiction. If any of the provisions of or covenants contained in this Section 12 are held to be unenforceable in any jurisdiction because of the duration or geographical scope thereof, the parties agree that the court making such determination shall have the power to reduce the duration or geographical scope of such provision or covenant and, in its reduced form, said provision or covenant shall be enforceable; provided, however, that the determination of such court shall not affect the enforceability of this Section 12 in any other jurisdiction.

13. Governing Law. The validity, interpretation and performance of this Agreement will be determined in accordance with the laws of the State of Florida applicable to contracts made and to be performed wholly within the state.

14. Counterparts.This Agreement may be executed in counterparts, each of which will be deemed an original, but both of which together shall constitute one and the same instrument. The parties agree that signatures transmitted by facsimile shall for all purposes be considered as effective as original executed documents delivered in person.

15. Captions; Gender; References. The headings, subheadings and captions in this Agreement and in any appendix, exhibit or schedule hereto are for reference purposes only and are not intended to affect the meaning or interpretation of this Agreement. For purposes of this Agreement, the use of masculine pronouns shall be deemed to include feminine and neuter pronouns, as appropriate. References in this Agreement to sections, subsections, schedules or exhibits are to sections, subsections, schedules or exhibits in or to this Agreement unless otherwise stated. Unless explicitly stated to the contrary, words such as "hereof", "herein", "hereunder" and words of similar meaning shall refer to this Agreement as a whole and not to any particular section or subsection.

16. Entire Agreement; Amendments, etc. This Agreement, together with the [list other principal closing agreements] contains the entire agreement among the parties hereto with respect to the subject matter hereof and supersedes all prior negotiations, discussions, agreements, arrangements and understandings, written or oral, relating to the subject matter of this Agreement. No amendment or modification of, or any waiver of any provision of, this Agreement shall be effective against a party unless set forth in a writing signed by such party.

17. Arbitration. Any controversy or claim related to or arising out of this Agreement shall be settled by binding arbitration to take place in Broward County, Florida, conducted under the Commercial Arbitration
     Rules of the American Arbitration Association. In any arbitration proceeding, the Florida Rules of Evidence shall apply. The arbitrator's decision shall be in writing and shall present findings of fact and conclusions of law, in accordance with appropriate Florida judicial or statutory precedents. Judgment on the arbitrator's award may be entered and enforced in any court of competent jurisdiction. Neither party will be precluded from seeking provisional remedies in the courts including, but not limited to, temporary restraining orders and preliminary injunctions, to protect its rights and interests, but such relief will not be sought as a means to avoid or stay arbitration. This paragraph provides the sole recourse for the settlement of any dispute arising under or in connection with this Agreement. In any arbitration between the parties, the prevailing party shall be entitled to reasonable attorneys' fees and all costs of proceedings incurred in enforcing this Agreement in addition to any other amount of recovery ordered in such arbitration

18. Successors and Assigns; No Third Party Beneficiaries; Assignment; Severability. This Agreement shall be binding upon the parties hereto and their respective successors and permitted assigns. This Agreement is not intended to, and shall not be construed to, create any rights as a third-party beneficiary or otherwise in favor of any person or entity who is not a party to this Agreement or a successor or permitted assign of a party to this Agreement. No party hereto shall assign this Agreement without the other party's prior written consent, except that Buyer may assign its rights and delegate its duties hereunder to any of its affiliates. If any provision of this Agreement is held to be unenforceable, invalid or void to any extent for any reason, that provision shall remain in force and effect to the maximum extent allowable, if any, and the enforceability and validity of the remaining provisions of this Agreement shall not be affected thereby.

19. Indemnification. Seller, Whitney Irons and Edward A. Fuller agree to indemnify and hold harmless Buyer and its affiliates as well as their officers and directors from and against any and all losses, obligations, Liabilities, damages or claims which may be asserted against or incurred by Buyer in connection with any breach of the representations, warranties, covenants or agreements of Seller contained in this Agreement. Buyer agrees to indemnify and hold harmless Seller and its affiliates as well as their officers and directors from and against any and all losses, obligations, Liabilities, damages or claims which may be asserted against or incurred by Seller in connection with any breach of the representations, warranties, covenants or agreements of Seller contained in this Agreement. For these purposes, Liabilities include but are not limited to reasonable legal, professional fees and or expenses incurred in connection with investigation, prosecution or defending the matter. The limitations on the indemnification provisions set forth in this Section 19 are not intended to limit other rights and remedies of the parties hereto arising under this Agreement at law or in equity.

IN WITNESS WHEREOF, each of the parties has caused this Asset Purchase Agreement to be duly executed and delivered as of the date first above written.

MATRIX DESALINATION, INC.                            DEVCON INTERNATIONAL CORP.

By:______________________________                 By:__________________________
Name:____________________________                 Name:________________________
Title:___________________________                 Title:_______________________

The undersigned, constituting all of the shareholders of MATRIX DESALINATION, INC., are executing this Agreement as of the day and year first above written for the limited purposes of agreeing to be bound by the provisions of Sections 5 and 19 of this Agreement, and agreeing to enter into the Noncompetition Agreement described in Section 7.1 of this Agreement.


-------------------------------
Whitney Irons_______________




-------------------------------
Edward A. Fuller________________

                                  Schedule 2.1
ASSETS

"Assets" means all right, title, and interest in and to all of the assets of Seller, including without limitation, all of its (a) real property, leaseholds and subleaseholds therein, improvements, fixtures, and fittings thereon, and easements, rights- appurtenants thereto (such as appurtenant rights in and to public of-way, and other streets ), (b) tangible personal property (such as machinery, equipment, inventories of raw materials and supplies, manufactured and purchased parts, goods in process and finished goods, furniture, automobiles, trucks, tractors, trailers, tools, jigs, and dies), (c) Intellectual Property, goodwill associated therewith, licenses and sublicenses granted and obtained with respect thereto, and rights thereunder, remedies against infringements thereof, and rights to protection of interests therein under the laws of all jurisdictions, (d) leases, subleases, and rights thereunder, (e) agreements, contracts, indentures, mortgages, instruments, Security Interests, guaranties, other similar arrangements, and rights thereunder, (f) accounts, notes, and other receivables, (g) securities (such as the capital stock in its Subsidiaries), (h) claims, deposits, prepayments, refunds, causes of action, choses in action, rights of recovery, rights of set off, and rights of recoupment (including any such item relating to the payment of Taxes), (i) franchises, approvals, permits, licenses, orders, registrations, certificates, variances, and similar rights obtained from governments and governmental agencies, (j) books, records, ledgers, files, documents, correspondence, lists, plats, architectural plans, drawings, specifications, creative materials, advertising and promotional materials, studies, reports, and other printed or written materials, and (k) cash (except for any "excess cash" as described below); provided, however, that the Acquired Assets shall not include (i) the corporate charter, qualifications to conduct business as a foreign corporation, arrangements with registered agents relating to foreign qualifications, taxpayer and other identification numbers, seals, minute books, stock transfer books, blank stock certificates, and other documents relating to the organization, maintenance, and existence of Seller as a corporation, (ii) any of the rights of Seller under this Agreement (or under any side agreement between Seller on the one hand and Buyer on the other hand entered into on or after the date of this Agreement), (iii) rights in and with respect to the assets associated with its Employee Benefit Plans or (iv) "excess cash," which shall mean any cash beyond an amount required to provide the Seller with adequate working capital.


"Intellectual Property" means (a) all inventions (whether patentable or unpatentable and whether or not reduced to practice), all improvements thereto, and all patents, patent applications, and patent disclosures, together with all reissuances, continuations, continuations-in-part, revisions, extensions, and reexaminations thereof, (b) all trademarks, service marks, trade dress, logos, trade names, and corporate names, together with all translations, adaptations, derivations, and combinations thereof and including all goodwill associated therewith, and all applications, registrations, and renewals in connection therewith, (c) all copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith, (d) all mask works and all applications, registrations, and renewals in connection therewith, (e) all trade secrets and confidential business information (including ideas, research and development, know-how, formulas, compositions, manufacturing and production processes and techniques, technical data, designs, drawings, specifications, customer and supplier lists, pricing and cost information, and business and marketing plans and proposals), (f) all computer software (including data and related documentation), (g) all other proprietary rights, and (h) all copies and tangible embodiments thereof (in whatever form or medium).

Schedule 5.3
                                    CONTRACTS

                                     PART I

[The only Contracts being assumed by Buyer are those for sales of products to be delivered to Seller's customers after the Closing Date and for services to be rendered to Seller's customers after the Closing Date. These Contracts are to be described on this Schedule 5.3, Part I.]








                                     PART II

[All other Contracts of Seller that are not being assumed by Buyer are to be described on this Schedule 5.3, Part II]

Schedule 7.1(h)
EMPLOYMENT AGREEMENT TERMS

As a condition to Buyer's right to require that Whitney Irons ("Irons") execute a noncompetition agreement ("Noncompetition Agreement") under Section 7.1(h) of the Asset Purchase Agreement to which this Schedule is attached, Buyer must first have offered to Irons an employment agreement ("Employment Agreement") to continue to work in the Business for a period of no less than two (2) years in South Florida (unless otherwise agreed to by Whitney Irons). The terms and conditions of the Employment Agreement with respect to noncompetition and salary shall be no less favorable to Irons than the following:

1. Under the Employment Agreement, Irons' salary shall be at least $125,000 annually, adjusted initially and annually from a reference date of May 29, 2003 for the Consumer Price Index applicable to the "South Region, Urban, All Items" as reported from time to time by the Bureau of Labor Statistics. (In lieu of the $125,000 salary, Buyer may offer a package of salary of less than $125,000 with a bonus to provide more than $125,000 total compensation, but it shall be within Irons' sole discretion whether to accept or reject the alternative described in this sentence.)
2. Under the Employment Agreement, Irons shall agree not to compete with the Business for so long as he is an employee of the Business and for three years thereafter.
3.       Under the Employment Agreement, if Irons is terminated for "Cause"
         (as defined below), then he shall be subject to the three-year Noncompetition Agreement. "Cause" shall mean any of the following:
         (i) conviction of Irons of a felony; or (ii) a material act of dishonesty or breach of trust on the part of Irons resulting or intended to result directly or indirectly in personal gain or enrichment at the expense of the Company; or (iii) the material failure to faithfully perform such duties as may be duly assigned to Irons or an act of willful misconduct or gross negligence by Irons in the performance of his material duties or obligations to the Company, and if such act is capable of cure, Irons shall be given written notice and such act shall not be deemed a basis for Cause if cured within 30 days after written notice is received by Irons specifying the alleged failure in reasonable detail.
4. Under the Employment Agreement, if Irons is terminated without Cause, then he shall not be subject to the three-year Noncompetition Agreement.
5. Under the Employment Agreement, if Irons terminates his employment with the Business in the absence of a material breach by the Business of the payment or other material provisions of the Employment Agreement, then he shall be subject to the three-year Noncompetition Agreement.

If Irons rejects the offered Employment Agreement with salary and noncompetition terms as outlined above, then he shall be subject to the Noncompetition Agreement.

Exhibit I
                            NONCOMPETITION AGREEMENT


                  THIS AGREEMENT, made as of the __ day of __________, 200__by and among Devcon International Corp., a Florida corporation ("Buyer"), Matrix Desalination, Inc., a Michigan corporation ("Seller"), Whitney Irons, an individual residing in _____,___________ ("Irons"), and Edward A., Fuller, an individual residing in ________________, __________ ("Fuller")


                                   WITNESSETH:


         WHEREAS, by agreement between Buyer and Seller dated __________, _________ (the "Purchase Agreement"), Buyer agreed to purchase from Seller all of the assets related to or used in the business and operations of Seller ("Business"), with such transaction being closed on ________, 200__ (the "Closing Date");

         WHEREAS, it is understood that such purchase includes the purchase of the goodwill of the Business;

         WHEREAS, Irons and Fuller are the shareholders of Seller;

         WHEREAS, Buyer would be irreparably injured if Seller, Irons, or Fuller, (individually, a "Covenantor" and collectively, the "Covenantors") were to disclose any of the confidential information concerning the business and operations of the Business which Covenantors have or may acquire or if any of the Covenantors were to enter into any business competition with the Business; and

         WHEREAS, the obligations of Buyer under the Purchase Agreement are expressly subject to certain covenants and conditions set forth therein, including the execution and delivery of this Agreement by Covenantors and Buyer.

         NOW, THEREFORE, in consideration of all the terms and conditions contained herein, and intending to be legally bound hereby, the parties hereto agree as follows:

1.       Noncompetition.

         (a) Each Covenantor covenants and agrees that he or it will not, for a period of three (3) years after the Closing Date, without the Buyer's prior written consent, by himself or itself or in partnership or in conjunction with or as an employee, officer, director, shareholder, manager, consultant or agent of any other person, firm, corporation or other entity, either directly or indirectly, undertake or carry on or be engaged or have any financial or other interest in, or in any other manner advise or assist any person, firm, corporation or other entity engaged or interested in, designing, building or operating reverse osmosis, waste water and power generation systems (the "Systems") or any business that is competitive with the Business, carried on in the State of Florida or in the "Caribbean Islands" (as defined on Exhibit A hereto.

         (b) Each Covenantor hereby agrees to hold in strict confidence all secret or confidential information (other than such information as is publicly available from a source other than Covenantor) relating to the Business and not, without the prior written consent of Buyer, to disclose such information to anyone.

         (c) Each Covenantor agrees and warrants that the covenants contained herein are reasonable, that valid consideration has been and will be received therefor and that the agreements set forth herein are the result of arms-length negotiation between the parties hereto.

         (d) Each Covenantor acknowledges that in the event of any violation of the covenants contained in Section 1 hereof, Buyer's damages will be difficult to ascertain and Buyer's remedy at law will be inadequate. Accordingly, each Covenantor agrees that, in addition to such remedies as Buyer may have at law, Buyer shall be entitled to specific performance of such covenants and to an injunction to prevent any continuing violation thereof.

         (e) If any of the provisions of or covenants contained in this Section 1 is hereafter construed to be invalid or unenforceable in any jurisdiction, the same shall not affect the remainder of the provisions or the enforceability thereof in any other jurisdiction, which shall be given full effect, without regard to the invalidity or unenforceability in such other jurisdiction. If any of the provisions of or covenants contained in this Section 1 is held to be unenforceable in any jurisdiction because of the duration or geographical scope thereof, the parties agree that the court making such determination shall have the power to reduce the duration or geographical scope of such provision or covenant and, in its reduced form, said provision or covenant shall be enforceable; provided, however, that the determination of such court shall not affect the enforceability of this Section 1 in any other jurisdiction.

         (f) The Covenantors' agree that the closing under the Purchase Agreement provides significant benefits to each of them and sufficient and adequate consideration for the obligations that they are undertaking in this Agreement.

2. Binding Agreement. This Agreement shall be binding upon, and inure to the benefit of each Covenantor and the Buyer and their respective heirs, successors and assigns.

3. Consolidation, Merger, or Sale of Assets. Nothing in this Agreement shall preclude Buyer from consolidating or merging into or with, or transferring all or substantially all of its assets or the assets associated with the business and operation of the Business to, another corporation or other business entity which assumes this Agreement and all obligations and undertakings of Buyer hereunder. In addition, nothing shall preclude Buyer from changing its name at any time after the date hereof. Upon such a consolidation, merger, transfer of assets and assumption, or name change, the term the "Buyer" as used herein, shall mean such corporation or other business entity, and this Agreement shall continue in full force and effect.

4. Waiver of Compliance; Consents. Except as otherwise provided in this Agreement, any failure of any of the parties to comply with any obligation, representation, warranty, covenant, agreement or condition herein may be waived by the party entitled to the benefits thereof only by a written instrument signed by the party granting such waiver, but such waiver or failure to insist upon strict compliance with such obligation, representation, warranty, covenant, agreement or condition shall not operate as a waiver of, or estoppel with respect to, any subsequent or other failure. Whenever this Agreement requires or permits consent by or on behalf of any party hereto, such consent shall be given in writing in a manner consistent with the requirements for a waiver of compliance as set forth in this Section 4.

5. Notices. Notices required or permitted hereunder will be effective if delivered by (a) certified mail, return receipt requested, or (b) hand delivery or overnight courier, to the address given below:

If to Buyer:                                          With a copy to:
Devcon International Corporation                      Brian Foremny
1350 E. Newport Center Drive, Suite 201               Atkinson, Diner et al
Deerfield Beach, FL 33442                             1946 Tyler Street
Attn: Jan Norelid, Chief Financial Officer            Hollywood, FL 33020
Facsimile:_(954) 427-2936                             Facsimile: (954) 920-2711


If to Seller:                                         With a copy to:
Matrix Desalination, Inc.                             Stephen A. Schorr, P.A.
3255 S.W. 11th Ave.                                   625 N.E. 3rd Ave.
Fort Lauderdale, FL 33315                             Fort Lauderdale, FL 33304
Attn: Whitney Irons, President                        Facsimile: (954) 667-0899
Facsimile:_(954) 524-5216

If to Irons:
Matrix Desalination, Inc.
3255 S.W. 11th Ave.
Fort Lauderdale, FL 33315
Attn: Whitney Irons, President
Facsimile:_(954) 524-5216


If to Fuller:


Any party may change the address or number to which notices are to be addressed by giving the other parties notice in the manner herein set forth. Any notice given in accordance with the requirements of this Section shall be deemed to have been received when delivered by overnight courier or by electronic transmission, if confirmation of receipt is provided by the party to be charged with notice, or, if mailed, on the third business day following the date upon which such notice shall have been deposited in the U.S. mails, prepaid, return receipt requested.

6. Counterparts. This Agreement may be executed in one or more counterparts, none of which need contain the signatures of all parties, each of which shall be deemed an original, and all of which together shall constitute one and the same instrument. It shall not be necessary in making proof of this Agreement to produce or account for more than the number of counterparts containing the respective signatures of, or on behalf of, all of the parties hereto. The parties agree that signatures transmitted by facsimile shall for all purposes be considered as effective as original executed documents delivered in person.

7. Governing Law. The validity, interpretation and performance of this Agreement will be determined in accordance with the laws of the State of Florida applicable to contracts made and to be performed wholly within the state.

8. Captions; Gender; References. The headings, subheadings and captions in this Agreement and in any appendix, exhibit or schedule hereto are for reference purposes only and are not intended to affect the meaning or interpretation of this Agreement. For purposes of this Agreement, the use of masculine pronouns shall be deemed to include feminine and neuter pronouns, as appropriate. References in this Agreement to sections, subsections, schedules or exhibits are to sections, subsections, schedules or exhibits in or to this Agreement unless otherwise stated. Unless explicitly stated to the contrary, words such as "hereof", "herein", "hereunder" and words of similar meaning shall refer to this Agreement as a whole and not to any particular section or subsection.

9. Entire Agreement; Amendments, etc. This Agreement contains the entire agreement among the parties hereto with respect to the subject matter hereof and supersedes all prior negotiations, discussions, agreements, arrangements and understandings, written or oral, relating to the subject matter of this Agreement. No amendment or modification of, or any waiver of any provision of, this Agreement shall be effective against a party unless set forth in a writing signed by such party.

10. Arbitration. Any controversy or claim related to or arising out of this Agreement shall be settled by binding arbitration to take place in Broward County, Florida, conducted under the Commercial Arbitration Rules of the American Arbitration Association. In any arbitration proceeding, the Florida Rules of Evidence shall apply. The arbitrator's decision shall be in writing and shall present findings of fact and conclusions of law, in accordance with appropriate Florida judicial or statutory precedents. Judgment on the arbitrator's award may be entered and enforced in any court of competent jurisdiction. Neither party will be precluded from seeking provisional remedies in the courts including, but not limited to, temporary restraining orders and preliminary injunctions, to protect its rights and interests, but such relief will not be sought as a means to avoid or stay arbitration. This paragraph provides the sole recourse for the settlement of any dispute arising under or in connection with this Agreement. In any arbitration between the parties, the prevailing party shall be entitled to reasonable attorneys' fees and all costs of proceedings incurred in enforcing this Agreement in addition to any other amount of recovery ordered in such arbitration

         IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and delivered as of the date first above written.

ATTEST:                                              DEVCON INTERNATIONAL CORP.


By: __________________________                        By: ___________________
Title: _______________________                        Title: ________________


ATTEST:                                              MATRIX DESALINATION, INC.


By:___________________________                       By:_____________________
Title:________________________                       Title:__________________


WITNESS:


-------------------------                                ----------------------
                                                         Whitney Irons
WITNESS:


-------------------------                                ----------------------
                                                         Edward A. Fuller

                                    EXHIBIT A
                                CARIBBEAN ISLANDS



For the purposes of this Agreement, "Caribbean Islands" shall mean:

Anguilla
Antigua and Barbuda
Aruba
Bahamas
Barbados
Bermuda
Bonaire
British Virgin Islands
Cayman Islands
Curacao
Dominica
Dominican Republic
Grenada
Guadeloupe
Guyana
Haiti
Jamaica
Martinique
Puerto Rico
Saba
St Barthelemy
St Eustatius
St Kitts
St Lucia
St Martin
St Vincent
Trinidad and Tobago
Turks and Caicos
US Virgin Islands

                                  Exhibit 10.32

                             STOCK OPTION AGREEMENT
                        DEVCON INTERNATIONAL CORPORATION


         This Agreement ("Stock Option Agreement") is made and entered into this 29th day of May, 2003 by and between Devcon International Corp., a Florida corporation ("Company"), and Matrix Desalination, Inc., a Michigan corporation ("Optionee").

                               W I T N E S E T H:

         WHEREAS, Company and Optionee have formed a Florida Limited Liability Company ("LLC") to engage in the business of operating and owning reverse osmosis, waste water and power generation systems (the "Systems"), and utilizing the Systems to sell water and power to third parties, and have entered into an Operating Agreement of even date herewith with respect to the operations of the LLC ("Operating Agreement");

         WHEREAS, Optionee has granted Company an option to purchase all of its business assets on the terms and conditions set forth in an asset option agreement of even date herewith ("Asset Option Agreement");

         WHEREAS, as further consideration for Optionee entering into the Asset Option Agreement, Company has agreed to grant Optionee an option to acquire certain shares of the Company's common stock; and

         WHEREAS, Optionee wishes to receive the Option, on the price and terms contained below.

         NOW, THEREFORE, for and in consideration of the following mutual covenants and conditions, and other good and valuable consideration, the parties agree as follows:

17. Recitals. The foregoing recitals are true and correct and are incorporated herein by reference.

18. Option. The Company hereby grants to Optionee an option to purchase an aggregate of up to fifty thousand (50,000) shares of Common Stock of the Company (each, a "Share") at the price of six dollars and thirty eight cents, U.S. (U.S. $6.38) per share (which has been determined to be the market value of the Common Stock on the date hereof) (the "Option"), subject to the following conditions:

                   (a) The Option shall not be exercisable to any extent until and unless the LLC shall have acquired at least one System, at which time the Option shall become exercisable with respect to ten thousand (10,000) Shares.

                  (b) Thereafter, the Option shall become exercisable in additional increments of ten thousand (10,000) Shares for each System that the LLC acquires, to a maximum of fifty thousand (50,000) Shares once the LLC has acquired five (5) Systems.

                  (c) Notwithstanding any other provision of this Agreement, the Option shall expire no later than five years from the date hereof.

19. Exercise of Option. The Option may be exercised by delivering to the Company at the office of the Corporate Secretary (i) a written notice, signed by the Optionee, stating the number of Shares to be purchased hereunder, (ii) payment in an amount equal to the full purchase price of the Shares then to be purchased, and (iii) in the event the Option is exercised by any person other than the Optionee, evidence satisfactory to the Company that such person has the right to exercise the Option. Upon the due exercise of the Option, the Company shall issue in the name of the person exercising the Option, and deliver to the Optionee, one or more certificates for the Shares in respect of which the Option shall have been so exercised. The Optionee acknowledges that the Optionee does not have any rights as a shareholder in respect of any Shares as to which the Option shall not have been duly exercised and that no rights as a shareholder shall arise in respect of any such Shares until and except to the extent that a certificate or certificates for such Shares shall have been issued.

20. Adjustments. In case there shall be a merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure such that Shares of Common Stock are changed into or become exchangeable for a larger or smaller number of Shares, the number of Shares subject to outstanding Options shall be increased or decreased in direct proportion to the increase or decrease in the number of Shares of Common Stock by reason of such change in corporate structure. The number of Shares shall always be a whole number, and the purchase price per share of any outstanding Options shall, in the case of an increase in the number of Shares, be proportionately reduced, and in the case of a decrease in the number of Shares, shall be proportionately increased.

21. Securities Laws. Optionee acknowledges that Shares issued pursuant to this Stock Option Agreement will not be registered under the Securities Act of 1933, as amended, or under any applicable blue sky or state securities law (collectively, the "Applicable Securities Laws") on the grounds that the offering and sale of securities contemplated by this Agreement are exempt from registration pursuant to Section 4(2) of the Securities Act, and exempt from qualification pursuant to available exemptions in the various states, and that the Company's reliance upon such exemptions is predicated in party upon Optionee's representation that the Shares are being acquired for Optionee's account, and not for the account of another person, and that Optionee recognizes that the Shares must be held indefinitely unless they are subsequently registered under the Applicable Securities Laws or an exemption from such registration is available. Certificates representing the Shares will bear a legend covering the matters contained in this section.

22. Notices. All notices, demands and other communications given hereunder shall be in writing and shall be deemed to have been duly given (a) upon hand delivery thereof, (b) upon electronic transmission (email or telefax) and written confirmation of receipt within 24 hours after transmission, (c) upon receipt of any overnight deliveries, or (d) on the fifth (5th) business day after mailing United States registered or certified mail, return receipt requested, postage prepaid, at the addresses set forth as follows, or at such other address, or to such other person and at such address for that person, as any party shall designate in writing for such purpose in the manner hereinabove set forth:

If to Company:                                        With a copy to:
Devcon International Corporation                      Brian Foremny
1350 E. Newport Center Drive, Suite 201               Atkinson, Diner et al
Deerfield Beach, FL 33442                             1946 Tyler Street
Attn: Jan Norelid, Chief Financial Officer            Hollywood, FL 33020
Facsimile:   (954) 427-2936                           Facsimile: (954) 920-2711


If to Optionee:                                       With a copy to:
Matrix Desalination, Inc.                             Stephen A. Schorr, P.A.
3255 S.W. 11th Ave.                                   625 N.E. 3rd Ave.
Fort Lauderdale, FL 33315                             Fort Lauderdale, FL 33304
Attn: Whitney Irons, President                        Facsimile: (954) 667-0899
Facsimile:  (954) 524-5216


23. Entire Agreement. This Stock Option Agreement sets forth all the promises, covenants, agreements, conditions and understandings between the parties hereto on the subject matter hereof, and supersedes all prior agreements, understandings, inducements or conditions expressed or implied, oral or written, on the subject matter hereof.

24. Binding Effect: No Assignment. This Stock Option Agreement shall be binding upon the parties hereto, their heirs, administrators, successors and permitted assigns. Except as provided herein, no party may assign or transfer its interests herein, or delegate its duties hereunder, without the written consent of the other party.

25. Amendments. All amendments to this Stock Option Agreement must be in writing and signed by all the Members.

26. No Waiver. No waiver of any provision of this Stock Option Agreement shall be effective unless it is in writing and signed by the party against whom it is asserted, and any such written waiver shall only be applicable to the specific instance to which it relates and shall not be deemed to be a continuing or future waiver.

27. Gender and Use of Singular and Plural. All pronouns shall be deemed to refer to the masculine, feminine, neuter, singular or plural, as the identity of the party or parties, or their personal representatives, successors and assigns may require.

28. Counterparts. This Stock Option Agreement and any amendments may be executed in one or more counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.

29. Headings. The article and section headings contained in this Stock Option Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of the Agreement.

30. Governing Law. This Stock Option Agreement shall be construed in accordance with the laws of the State of Florida and venue for any proceeding arising between the parties in any manner pertaining or related to this Stock Option Agreement shall, to the extent permitted by law, be in Broward County, Florida.

31. Further Assurances. The parties hereto will execute and deliver such further instruments and do such further acts and things as may be reasonably required to carry out the intent and purposes of this Stock Option Agreement.

32. Provisions Severable. This Stock Option Agreement is intended to be performed in accordance with, and only to the extent permitted by, all applicable laws, ordinances, rules and regulations of the jurisdiction in which the parties do business. If any provision of this Stock Option Agreement, or the application thereof to any person or circumstance, shall, for any reason or to any extent, be invalid or unenforceable, the remainder of this Stock Option Agreement and the application of such provision to other persons or circumstances shall not be affected thereby, but rather shall be enforced to the greatest extent permitted by law.

33. Arbitration. Any controversy or claim related to or arising out of this Agreement shall be settled by binding arbitration to take place in Broward County, Florida, conducted under the Commercial Arbitration Rules of the American Arbitration Association. In any arbitration proceeding, the Florida Rules of Evidence shall apply. The arbitrator's decision shall be in writing and shall present findings of fact and conclusions of law, in accordance with appropriate Florida judicial or statutory precedents. Judgment on the arbitrator's award may be entered and enforced in any court of competent jurisdiction. Neither party will be precluded from seeking provisional remedies in the courts including, but not limited to, temporary restraining orders and preliminary injunctions, to protect its rights and interests, but such relief will not be sought as a means to avoid or stay arbitration. This paragraph provides the sole recourse for the settlement of any dispute arising under or in connection with this Agreement. In any arbitration between the parties, the prevailing party shall be entitled to reasonable attorneys' fees and all costs of proceedings incurred in enforcing this Agreement in addition to any other amount of recovery ordered in such arbitration.

34. No Third Party Rights. Unless otherwise expressly stated herein, the provisions of this Stock Option Agreement are for the exclusive benefit of the parties hereto, and no other person, including creditors of any party hereto, shall have any right or claim against any party by reason of this Stock Option Agreement or be entitled to enforce any provision herein against any party hereto.

35. Facsimile Signatures. A facsimile signature to this Stock Option Agreement shall be deemed, for all purposes, an original and shall have the same effect as an original signature.

         IN WITNESS WHEREOF, the parties have executed, acknowledged, and caused this Stock Option Agreement to be delivered as of the day and year first above written.

DEVCON INTERNATIONAL CORP.                          MATRIX DESALINATION, INC.



By:/s/_Donald L. Smith, Jr.                         By: _/s/   Whitney Irons
 -------------------------                          ------------------------

                                  Exhibit 21.1



Antigua Cement, Ltd.
Antigua Heavy Constructors, Ltd.
Antigua Masonry Products, Ltd.
Bahamas Construction and Development, Ltd.
Bouwbedrijf Boven Winden, N.V.
Caribbean Cement Carriers, Ltd.
DevMat Utility Resources, LLC.
Devcon Caribbean Purchasing Corp.
M21 Industries, Inc.
Proar Construction Materials Company, N.V.
Puerto Rico Crushing Company, Inc.
Societe des Carriers de Grand Case, S.A.R.L.
V.I. Cement and Building Products, Inc.
V.I. Excavation Equipment Rental, LLC

                                  Exhibit 23.1

                          INDEPENDENT AUDITORS' CONSENT




The Board of Directors
Devcon International Corp.;

We consent to the incorporation by reference in the registration statements (No. 33-32968, No. 33-59557 and No. 333-92231) on Form S-8 of Devcon International Corp. and subsidiaries of our report dated March 5, 2004, with respect to the consolidated balance sheets of Devcon International Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2003, which report appears in the December 31, 2003 annual report on Form 10-K of Devcon International Corp. and subsidiaries.


/s/      KPMG LLP


Fort Lauderdale, Florida
March 17, 2004

                                  Exhibit 31.1

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

  Date:  March 17, 2004                     /s/ Donald L. Smith, Jr.
                                            Donald L. Smith, Jr.
                                            President and Chairman of the Board

         Exhibit 31.2

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

  Date:  March 17, 2004                            /s/ Jan A. Norelid
                                                   Jan A. Norelid
                                                   Chief Financial Officer

                                  Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                              U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Devcon International Corp. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald L. Smith, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The report fully complies with the requirements of section 13
                  (a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    March 17, 2004                            /s/ Donald L. Smith, Jr.
                                                   Donald L. Smith, Jr.
                                                   Chief Executive Officer

                                  Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                              U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Devcon International Corp. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jan
A. Norelid, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The report fully complies with the requirements of section 13
                  (a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    March 17, 2004                                 /s/ Jan A. Norelid
                                                        Jan A. Norelid
                                                        Chief Financial Officer