Form 10-K/A
DEVCON INTERNATIONAL CORP
filed 2004-04-29
CIK 28452

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)
   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                          Commission file number 0-7152

                           DEVCON INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)


   FLORIDA                                                        59-0671992
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                           Identification No.)
                    1350 E. Newport Center Drive, Suite 201.
                         Deerfield Beach, Florida 33442
                    (Address of principal executive offices)


                  Registrant's telephone number: (954) 429-1500
                            -------------------------

                     Title of each class on which registered

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock, $0.10 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No X

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

         As of April 23, 2004, the number of outstanding shares of Common Stock of the registrant was 3,460,048.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
-------------------------------------------------------------------------------

                                Explanatory Note

         This Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2003 of Devcon International Corp. (the "Company") is being filed to add Part III of the Form 10-K, which was omitted in reliance on General Instruction G(3) thereto.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:



                 Name                      Age                     Position(s) held with the Company
                 ----                      ---                     ---------------------------------
Donald L. Smith, Jr..................       82     Chairman of the Board, President and Chief Executive Officer
Richard L. Hornsby...................       68     Director and Executive Vice President
W. Douglas Pitts.....................       64     Director
Jose A. Bechara, Jr. Esq.............       59     Director
James R. Cast........................       55     Director
Robert D. Armstrong..................       68     Director
Gustavo R. Benejam...................       48     Director
Jan A. Norelid.......................       50     Vice President-Finance and Chief Financial Officer
Donald L. Smith, III.................       51     Vice President-Construction Division
Kevin S. Smith.......................       47     Vice President-Materials Division

         Donald L. Smith, Jr., a cofounder of ours, has served as our Chairman of the Board, President and Chief Executive Officer since our formation in 1951.

         Richard L. Hornsby was appointed our Executive Vice President in March 1989. Mr. Hornsby served as our Vice President fromAugust 1986 to February 1989. From September 1981 until July 1986 he was Financial Manager of R.O.L., Inc. and L.O.R., Inc., companies primarily engaged in various private investment activities. He has been a director of ours since 1975 and served as Vice President-Finance from 1972 to 1977.

         W. Douglas Pitts, a director of ours since 1996, is Chairman of the Board and Chief Executive Officer of Courtelis Company, which is engaged primarily in various real estate development activities. Prior to his selection as Chairman of the Board and Chief Executive Officer in December 1995, Mr. Pitts served as Executive Vice President and Chief Operating Officer of Courtelis Company from 1983 to 1995.

         Jose A. Bechara, Jr., Esq., a director of ours since 1999, is Chairman of the Board and Chief Executive Officer of Hormigonera Mayaguezana, Inc., a leading manufacturer of concrete in Puerto Rico. He has served on various boards of directors, including banks, industrial companies, utilities and educational institutions, and has been active in numerous professional associations. He was admitted to the bar in the Commonwealth of Puerto Rico in 1969. Mr. Bechara has informed us that he does not intend to run for re-election to the board.

         James R. Cast, a director of ours since 2003, is owner of his own CPA firm, specializing in business acquisitions and general tax matters. Prior to that and from 1972 to 1994, he was with KPMG LLP, with his last position as Senior Tax Partner in Charge of the South Florida practice. He was also the coordinator of KPMG's South Florida Mergers & Acquisitions practice. He currently serves as Chairman of the Board of the Covenant House of Florida, a charitable organization. Mr. Cast has an MBA degree from the Wharton School at the University of Pennsylvania.

         Robert Armstrong, a director of ours since 2003, is owner and director of V.I. Asphalt Products Corporation, The Buccaneer Hotel, the Bank of St. Croix and several other corporations in St. Croix, U.S. Virgin Islands. His extensive experience includes the aggregates industry, heavy construction and engineering in the U.S.

Virgin Islands. He also owns Haywood Street Redevelopment Corporation, a real estate developer and investor in North Carolina. Mr. Armstrong is a graduate of
 Princeton University.

         Gustavo R. Benejam, a director of ours since 2003, is currently providing consulting services to various companies. Prior to that and from 2000 to 2002 he served as Chief Operating Officer of AOL Latin America, and prior to that and from 1995 to 2000 he worked in various positions for Pepsico, as Frito Lay's VP Caribbean, Andean and South Cone, and as Pepsi Cola's President-Latin America. Mr. Benejam has an MBA from Indiana University.

         Jan A. Norelid was appointed our Vice President-Finance and Chief Financial Officer in October 1997. Prior to that he served as Chief Financial Officer or Controller for various companies in and outside the United States.

         Donald L. Smith, III was appointed our Vice President-Construction Division in December 1992. Mr. Smith joined us in 1976 and has served in various supervisory and managerial positions with us since joining us.

         Kevin M. Smith was appointed our Vice President-Materials Division in June 2002. Mr. Smith joined us in 1989 and has served in various management positions with us since joining us.

         Our directors hold office until the next annual meeting of our shareholders or until their successors have been duly elected and qualified. Our officers are elected annually by our board of directors and serve at the discretion of our board of directors. There are no arrangements or understandings with respect to the selection of officers or directors.

         Donald L. Smith, III and Kevin S. Smith are sons of Donald L. Smith, Jr., our Chairman, President and Chief Executive Officer. Aside from the foregoing, there are no family relationships between any of our directors and executive officers. We also employ another child and a daughter-in-law of Donald
L. Smith, Jr. and a brother-in-law to Donald L. Smith, III.

                INFORMATION REGARDING THE BOARD OF DIRECTORS AND
                      COMMITTEES OF THE BOARD OF DIRECTORS

         Directors' Fees

         We pay each of our directors an annual retainer for board service of $9,000, except for our Chairman, Donald L. Smith, Jr., who is paid $35,000. Members of our audit committee receive an additional annual retainer of $5,000 in June, except for the chairman of that committee who receives an additional annual retainer of $7,500. Compensation committee and nominating committee members receive an additional $1,000 annual retainer, except for the chairman of each of these committees who receives an additional $2,000 annual retainer. Amounts paid to our directors, including the chairmen of the committees of the board of directors may be increased by action of the board.

         A new non-employee director will be granted an option to purchase 8,000 shares of our common stock upon the commencement of service as a director from a stock option plan then in effect. In addition, each non-employee director is granted options to purchase 1,000 shares of our common stock after each of our annual meetings. These options will be granted at an exercise price equal to the closing market price on the day preceding the grant date.

         Committees and Meetings of the Board

         The following is a brief description of the functions of the committees of our board of directors and the identity of their members:

         During the year ended December 31, 2003, our board of directors held 6 meetings and took no actions by unanimous written consent. During 2003, no incumbent director attended fewer than 75 percent of the aggregate of (i) the number of meetings of our board of directors held during the period he served on the board and (ii) the number of meetings of committees of the board held during the period he served on such committees. Our board of directors has three standing committees -- the audit committee, the compensation committee and the nominating committee.

         Messrs. Pitts, Armstrong and Benejam are members of our audit committee, which held 6 meetings and took no actions by unanimous written consent during 2003. The duties and responsibilities of our audit committee include (a) monitoring the integrity of our financial reporting process and systems of internal controls regarding finance, accounting, legal and regulatory compliance, (b) monitoring the independence and performance of our independent auditors and our internal audit functions, (c) providing an avenue of communication among our independent auditors and management, (d) having the sole authority to appoint, determine funding for, and oversee our outside auditors. Our audit committee's charter was originally filed with our proxy statement for the year ended December 31, 2000, dated May 4, 2001. The audit committee has since amended its charter to conform to the final corporate governance rules issued by the Securities and Exchange Commission and Nasdaq concerning audit committees. This amended charter is available on our website at www.devc.com.

         After reviewing the qualifications of the current members of our audit committee, and any relationships they may have with us that might affect their independence from us, our board of directors has determined that:

     (1) Mr. Gustavo R. Benejam qualifies as an "audit committee financial expert" under the applicable rules of the Securities and Exchange Commission. In making the determination as to Mr. Benejam's status as an audit committee financial expert, our board of directors determined he has accounting and related financial management expertise within the meaning of the aforementioned rules as well as the listing standards of Nasdaq.

         The audit committee is governed by a charter which is available on our website at www.devc.com. A copy of this charter may be obtained for no cost upon request from our Corporate Secretary. Our internet website and the information contained in it are not incorporated into this annual report.

         Messrs. Cast, Armstrong and Benejam are members of the Company's Nominating Committee. The Nominating Committee did not meet during 2003. The purpose of this committee is to define the basic responsibilities and qualifications of individuals nominated and elected to serve as members of our board of directors, to identify and nominate individuals qualified to become directors in accordance with these policies and guidelines and oversee the selection and composition of committees of our board of directors. The nominating committee is governed by a charter adopted by our board of directors. This charter is available on our website at www.devc.com.

         The three members of our nominating committee are considered independent under Nasdaq's independence rules. The nominating committee did not hold any meetings in 2003 and, instead, the board of directors fulfilled the responsibilities and performed the functions of the nominating committee; however, where appropriate or required by applicable law and the rules and regulations of Nasdaq, the independent members of the board of directors performed the role and responsibilities of the nominating committee. In the future, the nominating committee shall fulfill these responsibilities.

         The nominating committee will consider candidates for board membership suggested by its members and other board members, as well as management and shareholders. This committee will also have the sole authority to retain and to terminate any search firm to be used to assist in identifying candidates to serve as trustees from time to time. A shareholder who wishes to recommend a prospective nominee for the board should notify our Corporate Secretary or any member of our nominating committee in writing with whatever supporting material the shareholder considers appropriate. The nominating committee will also consider whether to nominate any person nominated by a shareholder under the provisions of our bylaws relating to shareholder nominations as described in the section entitled "Information Concerning Shareholder Proposals" in our proxy statement. The nominating committee will not solicit director nominations.

         Once the nominating committee has identified a prospective nominee, the committee will make an initial determination as to whether to conduct a full evaluation of the candidate. This initial determination is based on the information provided to the committee with the recommendation of the prospective candidate, as well as the committee's own knowledge of the prospective candidate, which may be supplemented by inquiries to the person making the recommendation or others.
The preliminary determination is based primarily on the need for additional board members to fill vacancies or expand the size of our board and the likelihood that the prospective nominee can satisfy the evaluation factors described below. If the committee determines, in consultation with the Chairman of the Board and other board members as appropriate, that additional consideration is warranted, it may request a third-party search firm to gather additional information about the prospective nominee's background and experience and to report its findings to the committee. The committee will then evaluate the prospective nominee against the standards and qualifications set out by the nominating committee for board membership.

         The committee will also consider other relevant factors as it deems appropriate, including the current composition of the board, the balance of management and independent trustees, the need for audit committee expertise and the evaluations of other prospective nominees. In connection with this evaluation, the committee will determine whether to interview the prospective nominee, and if warranted, one or more members of the committee, and others as appropriate, will interview prospective nominees in person or by telephone. After completing this evaluation and interview, the committee will make a recommendation to the full board as to the persons who should be nominated by the board, and the board will determine the nominees after considering the recommendation and report of the committee.

         While there are no formal procedures for shareholders to recommend nominations beyond those set forth in the section entitled "Information Concerning Shareholder Proposals" in our proxy statement., our board of directors will consider shareholder recommendations. These recommendations should be addressed to the Chairman of our nominating committee who will submit these nominations to the independent members of our board of directors for review.



Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than 10 percent shareholders are required by the rules and regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file.

         To our knowledge, based solely on review of the copies of these reports furnished to us and representations that no other reports were required, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Code of Ethical Conduct

         We have adopted a Code of Ethical Conduct that includes provisions ranging from restrictions on gifts to conflicts of interest. All employees are bound by this Code of Ethical Conduct, violations of which may be reported to the audit committee. The Code of Ethical Conduct includes provisions applicable to our senior executive officers consistent with the Sarbanes-Oxley Act of 2002. This Code of Ethical Conduct is available on our website (www.devc.com). We intend to post on our website amendments to or waivers from our Code of Ethical Conduct.



ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and each of our other named executive officers. We have not granted any restricted stock awards or stock appreciation rights.

                                                                             Other                                  All
                                                                             annual                                other
                                                                          compensation                           compensation
                                           Annual Compensation               ($)(1)     Long-term compensation    ($)(2)
                                                                                          Awards      Payouts
                                                                                        Securities
                                                 Salary        Bonus                    underlying     LTIP
Name and Principal Position       Fiscal year       $           ($)                      options        ($)
Donald L. Smith, Jr.                 2003        300,000           --        57,500            --       --          8,206
   Chairman of the Board,            2002        300,000           --        40,000         5,700       --          8,252
   President and CEO                 2001        300,000           --        35,000            --       --          7,958
Richard L. Hornsby                   2003        190,000           --        13,500            --       --          7,217
   Executive Vice President          2002        190,000           --         9,000         5,700       --         22,376
                                     2001        187,500       10,000         9,000            --       --         72,739
Jan A. Norelid                       2003        180,000        5,000         5,000        20,000       --          6,272
   Vice President--Finance           2002        164,615       15,000         5,000         5,700       --          3,715
   Chief Financial Officer           2001        155,000        5,000         5,000            --       --          3,638
Kevin M. Smith                       2003        140,000           --         5,000        20,000       --          4,547
   Vice President--                  2002        134,882        5,000         5,000         5,700       --          4,397
   Materials Division                2001        128,189       10,000         5,000            --       --          4,042
Donald L. Smith III                  2003        140,000        5,000         5,000        20,000       --          4,818
   Vice President--                  2002        133,780           --         5,000         5,700       --          5,277
   Construction Division             2001        125,950       13,000         5,000            --       --         11,543
--------------------

(1) Does not include the dollar value of personal benefits, such as the cost of automobiles and health insurance, the aggregate value of which for each named executive officer was less than 10% of such executive officer's salary and bonus. Includes $8,500 for Mr. Hornsby, representing a retainer paid to all directors other than Mr. Smith, Jr., and $52,500 in board fees paid to Mr. Smith, Jr., as well as $5,000 per year for Messrs. Smith, Jr., Hornsby, Norelid, K. Smith, and Smith III for service on a management policy committee.

(2) Represents (i) the cost of term and non-term life insurance coverage paid to the insurance company as premiums for policies on the lives of Messrs. Hornsby and Smith III in 2002 and 2001 pursuant to split dollar life insurance policies on the lives of such executive officers and (ii) our match of a 401(k) contribution made by each named executive officer. We were reimbursed in 2003 for its non-term premium payments as the split-life agreement was terminated.


Option Grants and Long-Term Incentive Awards

         The following table sets forth certain information concerning stock option grants to our named executive officers during the 2003 year. No stock appreciation rights or long-term incentive awards were granted to our named executive officers during 2003.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                Percent of
                              Number of       total options
                              securities      granted to all
                              underlying       employees in                                           Grant date
                               options         fiscal year      Exercise price      Expiration      present value
                                (#)(1)             (%)              ($/Sh)             Date             ($)(2)
Jan A. Norelid                  20,000            21.5%              6.93            12/23/13           44,810
Kevin M. Smith                  20,000            21.5%              6.93            12/23/13           44,810
Donald L. Smith III             20,000            21.5%              6.93            12/23/13           44,810
----------------

(1) Options vest at the rate of 20% on each anniversary of the date of the grants, December 23, 2003.

(2) The Black-Scholes option-pricing model was used to determine the grant date present value of the stock options granted. The following facts and assumptions were used in making such calculation: (i) exercise prices as indicated in the table above; (ii) fair market value equal to the respective exercise price of each option on the date of the grants; (iii) a dividend yield of 0%; (iv) an expected stock option term of six years; (v) a stock price volatility of 25.0% based on an analysis of monthly stock closing prices of common stock during the preceding 44 months; and (vi) a risk-free interest rate of 3.48% for the options granted on December 23, 2003, which is equivalent to the yield of a six-year Treasury note on the date of the grants. No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied. The resulting grant date present value for each stock option was multiplied by the number of stock options granted.


Aggregated Fiscal Year-End Option Value Table

         The following table sets forth information concerning unexercised stock options held by our named executive officers as of December 31, 2003. No stock appreciation rights have been granted or are outstanding.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                 Number of securities
                                     Shares                     underlying unexercised        Value of unexercised
                                  acquired on      Value              options at             in-the-money- options
                                    exercise      realized        fiscal year end (#)        at fiscal year end (#)
Name                                  (#)           ($)       exercisable   unexercisable  exercisable   unexercisable
Donald L. Smith, Jr.                       --   $         --      116,140        14,560       $565,561      $ 58,744
Richard L. Hornsby                         --            --        82,515        10,560        268,652        38,244
Jan A. Norelid                         11,400        54,948        82,540        35,960        272,751        69,344
Kevin M. Smith                             --            --        71,140        34,560        123,811        61,644
Donald L. Smith, III                       --            --        70,590        38,060        212,963        74,669
----------------

(1) The closing price for our common stock as reported on Nasdaq on December 31, 2003 was $7.00. Value is calculated by multiplying (a) the difference between $7.00 and the option exercise price by (b) the number of shares of our common stock underlying the option.

Employment Agreements

         In June 2000, we entered into an amended Life Insurance and Salary Continuation Agreement with Donald J. Smith, Jr., our Chairman, Chief Executive Officer and President. Mr. Smith shall receive a retirement benefit upon the sooner of his retirement from his position after March 31, 2003, or a change in control of Devcon. Benefits to be received shall equal 75 percent of his base salary, which currently is $300,000 per year, and shall continue for the remainder of his life. In the event that a spouse survives him, then the surviving spouse shall receive a benefit equal to 100 percent of his base salary for the shorter of five years or the remainder of the surviving spouse's life.

         In June 2001, we entered into employment agreements with Messrs. Hornsby, Norelid, Kevin M. Smith and Donald L. Smith, III. The term of the agreements are for one year, annually renewable for additional equivalent terms. The agreements stipulate an annual base salary with merit increases and bonuses as determined by the Compensation Committee. If the agreement is terminated by us without cause or terminated by the employee for "Good Reason", which includes assignment of duties inconsistent with the executive's position, then we will pay one year's salary in severance. If we have a change in control, which includes a change of the majority of our board of directors not approved by the incumbent board, or members of Donald L. Smith, Jr.'s family controlling less than 20% of our shares, we will pay two years annual compensation upon termination of the agreement by either party. We will reimburse the employee any excise tax payable by the employee. Under certain conditions, during employment and for a period of 2 years after termination, the employee shall not compete with our business. On March 26, 2004, we entered into an amendment of Mr. Hornsby's employment agreement under the terms of which these payments due to Mr. Hornsby in the event of a Change in Control were eliminated.

Stock Option Plan

         On April 1, 1999, our board of directors adopted the Devcon International Corp. 1999 Stock Option Plan, which was approved by our shareholders on June 10, 1999. This plan is the only plan under which we currently issue stock options. Under this plan, our compensation committee has the authority to grant incentive stock options and non-qualified stock options to key employees, directors, consultants and independent contractors and these options may be exercised using loans from us or shares of our common stock that are already owned by the holder. The effective date of this plan was April 1, 1999. As of April 23, 2004, options to purchase an aggregate of 300,900 shares of our common stock were outstanding under this plan, and options to purchase an aggregate of 404,220 shares of our common stock were outstanding under our other stock option plans.

         Shares Available for Awards; Annual Per-Person Limitations. Under the plan, the total number of shares of common stock that may be subject to the granting of options under the plan at any time during the term of the plan is equal to 600,000 shares.

         Our compensation committee or our board of directors, in its sole discretion, determines the persons to be awarded options, the number of shares subject thereto and the exercise price and other terms thereof. In addition, our compensation committee or our board of directors has full power and authority to construe and interpret the plan, and the acts of our compensation committee or our board of directors are final, conclusive and binding on all interested parties, including us, our shareholders, our officers and employees, recipients of grants under the plan, and all persons or entities claiming by or through these persons.

         Eligibility. The persons eligible to receive options under this plan are our officers, directors, employees and independent contractors and officers, directors, employees and independent contractors of our subsidiaries. As of April 23, 2004, approximately 300 persons were eligible to participate in the plan.

Compensation Committee Interlocks and Insider Participation

         Our compensation committee members are James R. Cast, W. Douglas Pitts and Jose A. Bechara, Jr., Esq.

         We own 50.02% of our subsidiary in Puerto Rico, Puerto Rico Crushing Company, Inc., or PRCC. Jose A. Bechara, Jr. Esq., one of our directors, is a majority shareholder of Empresas Bechara, which in turn owns 24.99% of PRCC. PRCC's most important customer is Hormigonera Mayaguezana, a wholly owned subsidiary of Empresas Bechara. Sales to Hormigonera Mayaguezana of $2.5 million represented 73% of PRCC's total sales for fiscal year 2003. PRCC had $195,000 of outstanding receivables from Hormigonera Mayaguezana at December 31, 2003.

         We own a 50% interest in ZSC South, a joint venture, which currently owns one parcel of vacant land in South Florida. Mr. W. Douglas Pitts, a director, owns a 5% interest in the joint venture; Courtelis Company, manages the joint venture's operations and Mr. Pitts is the President of Courtelis Company. ZSC South sold a parcel of land in June 2003 and we recognized net earnings of $116,000 from that transaction. At the time of sale, Mr. Pitts received a real estate commission of $13,000.

         Mr. James R. Cast, a director, has a tax and consulting practice, which provides services to us and privately to Mr. Donald Smith, Jr. We paid Mr. Cast $58,000 and $35,000 for his services to us in 2003 and 2002, respectively. Mr. Smith paid Mr. Cast $21,000 and $19,000 for his services in 2003 and 2002, respectively.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANS MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

         The following table provides information as of December 31, 2003 with respect to compensation plans under which the Company's equity securities are authorized for issuance.

Equity compensation plans:                                                                       Number of shares
                                           Number of shares to be      Weighted average      remaining available for
                                          issued upon exercise of      exercise price of      future issuance under
                                            outstanding options       outstanding options     compensation plans (1)
Approved by Shareholders                         705,120                        $4.98               111,800
Not approved by Shareholders                          --                        --                       --
Total                                            705,120                        $4.98               111,800
----------------

(1) Excluding shares reflected in first column.


Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of April 23, 2004 (or such other date indicated in the footnotes below), the number of shares beneficially owned and the percentage ownership of our common stock by the following:

        (i) each person known to us to own beneficially more than 5 percent of the outstanding shares of our common stock;

        (ii)  each of our directors;

        (iii) each of our five executive officers who had annual salary and bonus for 2003 in excess of $100,000, referred to in our proxy statement as the named executive officers, including our President and Chief Executive Officer; and

        (iv)  all of our directors and executive officers as a group.

                                                             Common Stock
                                                         Beneficially Owned(2)
                                                      Shares           Percent
Donald L. Smith, Jr. (3)........................... 1,319,711           37.31
Smithcon Family Investments, Ltd (4)...............   985,372           28.48
Richard L. Hornsby (5).............................   121,155            3.42
Robert Armstrong (6)...............................   400,300           11.54
Jose A. Bechara, Jr. Esq. (7)......................    62,500            1.80
Gustavo R. Benejam (8).............................    18,000             *
James R. Cast (9)..................................    11,000             *
W. Douglas Pitts (10)..............................    25,000             *
Kevin M. Smith (11)................................   174,828            4.96
Donald L. Smith, III (12)..........................   153,019            4.33
Jan A. Norelid (13)................................   106,480            3.02
Dimensional Fund Advisors, Inc. (14)...............   178,400            5.16
FMR Corp. (15).....................................   375,700           10.86
All directors, director-nominees and executive
    officers as a group (10 persons)............... 2,361,993           61.47
--------------------
*........Less than 1%.

(1) Unless otherwise indicated, the address of each of the beneficial owners is 1350 East Newport Center Drive, Suite 201, Deerfield Beach, Florida 33442.

(2) Unless otherwise indicated, each person or group has sole voting and investment power with respect to all such shares.

(3) Mr. Smith's holdings include (i) 229,341 shares directly owned by Mr. Donald L. Smith, Jr., (ii) 985,372 shares held by Smithcon Family Investments, Ltd., an entity controlled by Smithcon Investments, Inc., a corporation that is wholly owned by Mr. Smith, (iii) 17,628 shares held by Smithcon Investments and (iv) 77,280 shares issuable upon exercise of options that are presently exercisable or exercisable within 60 days of the record date and does not include 3,420 shares not presently exercisable and that will not be exercisable within 60 days of the record date.

(4) All 985,372 shares held by Smithcon Family Investments, Ltd. are deemed beneficially owned by Donald L. Smith, Jr. and are included in the above table for each of Mr. Smith and Smithcon Family Investments, Ltd. See footnote (3) for a description of the relationship between Smithcon Family Investments, Ltd. and Mr. Smith.

(5) Includes (i) 33,875 shares directly owned by Mr. Hornsby, (ii) 57,280 shares issuable upon exercise of options granted by us that are presently exercisable or exercisable within 60 days of the Record Date and (iii) 30,000 shares issuable upon exercise of an option that is presently exercisable, granted by Mr. Donald L. Smith, Jr., to Mr. Hornsby to purchase shares of Mr. Smith's common stock at an exercise price of $2.33 per share. Does not include 3,420 shares subject to options held by Mr. Hornsby that are not presently exercisable and that will not be exercisable within 60 days of the record date.

(6) Includes (i) 392,300 shares owned by Mr. Armstrong and (ii) 8,000 shares issuable upon exercise of options that are presently exercisable.

(7) Includes (i) 50,000 shares owned by Hormigonera Mayaguezana, Inc., deemed beneficially owned by Mr. Bechara, (ii) 500 shares directly owned by Mr. Bechara and (iii) 12,000 shares issuable upon exercise of options that are presently exercisable.

(8) Includes (i) 10,000 shares owned by Mr. Benejam and (ii) 8,000 shares issuable upon exercise of options that are presently exercisable.

(9) Includes (i) 3,000 shares owned by Mr. Cast and (ii) 8,000 shares issuable upon exercise of options that are presently exercisable.

(10) Includes (i) 17,000 shares owned by Mr. Pitts and (ii) 8,000 shares issuable upon exercise of options that are presently exercisable.

(11) Includes (i) 48,948 shares directly owned by Mr. Kevin M. Smith and his wife, (ii) 63,600 shares beneficially owned that are held in trust by Kevin M. Smith for the benefit of his children, to which latter shares Mr. Smith disclaims beneficial ownership, and (iii) 62,280 shares issuable upon exercise of options that are presently exercisable or exercisable within 60 days of the record date. Does not include 23,420 shares issuable upon exercise of options that are not presently exercisable and that will not be exercisable within 60 days of the record date.

(12) Includes (i) 37,089 shares directly owned by Mr. Donald L. Smith, III and his wife, (ii) 38,200 shares beneficially owned that are held in trust by Donald L. Smith, III for the benefit of his children, to which latter shares Mr. Smith disclaims beneficial ownership and (iii) 77,730 shares issuable upon exercise of options that are presently exercisable or exercisable within 60 days of the record date. Does not include 30,920 shares issuable upon exercise of options that are not presently exercisable and that will not be exercisable within 60 days of the record date.

(13) Includes (i) 42,800 shares directly owned by Mr. Norelid and (ii) 63,680 shares issuable upon exercise of options that are presently exercisable or exercisable within 60 days of the record date. Does not include 23,420 shares issuable upon exercise of options that are not presently exercisable and that will not be exercisable within 60 days of the record date.

(14) The address for Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. Dimensional, a registered investment advisor, is deemed to have beneficial ownership of 178,400 shares, all of which shares are held by advisory clients of Dimensional. Dimensional disclaims beneficial ownership of all such shares. The information with respect to Dimensional is based solely on a Schedule 13G, dated February 6, 2004.

(15) The address for FMR Corp. (Fidelity Investments) is 82 Devonshire Street, Boston, MA 02109. The 375,700 shares were held by FMR Corp. on behalf of its direct subsidiary Fidelity Management & Research Company (Fidelity), a wholly owned subsidiary of FMR and an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. Fidelity was the beneficial owner of 375,700 shares as a result of acting as an investment advisor to various investment companies registered under
       Section 8 of the Investment Company Act of 1940. The information with respect to FMR is based solely on a Schedule 13G, dated December 11, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We lease a 1.8-acre parcel of real property in Deerfield Beach, Florida from the wife of Mr. Donald L. Smith, Jr., our Chairman, Chief Executive Officer and President. Annual rent on the property was $95,400 in both 2003 and 2002 and $49,303 in 2001. The lease was renewed for five years beginning January 1, 2002 with an annual rent of $95,400. The rent was based on comparable rental prices for similar properties in Deerfield Beach.

         At December 31, 2003, we had a note payable of $2.1 million to Mr. Smith resulting from various advances made to us in previous years, to provide long-term financing to us and security for a payment-guarantee issued by Mr. Smith on behalf of an entity in the Bahamas. The note is unsecured and bears interest at the prime rate. Presently, $300,000 dollars is due on demand and $1.8 million is due on July 1, 2005. We believe that these terms are similar to what we would be able to achieve if we were to borrow this money from a bank. Our board of directors approved this transaction. Mr. Smith has the option to make the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires 15 percent or more of the common stock or announces a tender offer that, if successful, would result in ownership by a person or group of 15 percent or more of our common stock.

         At December 31, 2003, we had an investment and advances totaling $186,000, representing a 1.2 percent interest in a real estate joint venture in the Bahamas in which Mr. Smith and Mr. Armstrong, a director, participate with an equity interest of 11.3 and 1.55 percent, respectively. The investment is carried at cost; accordingly no income or loss has been recorded from this investment. We have a $29.7 million contract with the venture to perform land preparation services. In connection with this contract, we recorded revenue of $4.9 million during 2003. The backlog on the contract as of December 31, 2003 was $288,000. As of January 1, 2003, we entered into an agreement with the partnership to defer payment of 50% of our regular contract billings issued for work from September, 2002 and onwards, up to a maximum amount of $2.5 million. The total deferral is $2.4 million. Mr. Smith has personally guaranteed the $2.4 million deferral, subject to exhaustion by us of all other remedies. The deferral of payment is for three years from the date invoices become due. Interest of eight percent annually will accrue and become payable at maturity. Mr. Smith has also guaranteed $270,000 for work done in December 2003 to be paid by June 1, 2004. As of December 31, 2003, we had trade and note receivables from the venture of approximately $3.4 million and the cost and estimated earnings in excess of billings was $269,000.

         On April 1, 2004, our Audit committee approved a transaction to enter into an excavation venture with the real estate joint venture in the Bahamas to excavate certain parcels of the entity's real estate. The transaction contemplates we will finance the excavation in an amount equal to $485,000, which financing will be paid in 18 months accruing interest at a rate of six percent, provided that the debt is guaranteed in full by Donald L. Smith, Jr., our Chairman, Chief Executive Officer and President and two other owners of the real estate venture.

         Our joint venture subsidiary in Puerto Rico has transactions with the joint venture partners. A company controlled by one of the partners provides drilling and blasting services for our quarry in Guaynabo. The price for the services is negotiated periodically, primarily by comparison to the cost of performing that work by us. In 2001, the subsidiary entered into a 36-month lease agreement for equipment located in the Aguadilla facility with another company controlled by this partner. The agreement also contains an option to buy the equipment. The price of the lease and the sales price of the equipment were negotiated between the parties at arm's length. There are no clear comparable prices in the market place and no third party evaluation of the fairness of the transaction was completed. The subsidiary will recuperate its recorded book value of the assets, should the purchase option be exercised.

         The same subsidiary sells a significant portion of its products to a company controlled by another joint venture partner. In 2003, our subsidiary's revenue from these sales was $2.5 million. This partner is controlled by one of our directors -- Jose A. Bechara, Jr., Esq. The price of the products is governed by firm supply agreements, renegotiated every other year. Comparable prices from other quarries are studied and used in the price negotiation.

         As of December 31, 2002, other assets included amounts due from our officers as a result of payments made by us pursuant to a split-dollar life insurance plan. In December 2003, the split-dollar life insurance agreements were cancelled and we were repaid the amounts owed.

         We purchased from our Chief Financial Officer, Jan A. Norelid, in a private transaction in May 2002, 11,400 shares of our common stock at the prevailing market rate. The total payment was $74,000.

         We purchased from Robert A. Steele, who at the time was a director of ours, in a private transaction in April 2003, 12,000 shares of our common stock at the prevailing market rate. The total payment was $82,000.

         We employ William H. Ladd, a brother-in-law to Donald L. Smith, III, as manager for our operations on the island of Sint Maarten/St. Martin. Mr. Ladd received annual compensation of $98,432, including bonuses, compensation from exercise of stock options and a car allowance. We also provide Mr. Ladd temporary living expenses while working on the island.

         We own a 50% interest in ZSC South, a joint venture, which currently owns one parcel of vacant land in South Florida. Mr. W. Douglas Pitts, a director, owns a 5% interest in the joint venture; Courtelis Company, manages the joint venture's operations and Mr. Pitts is the President of Courtelis Company. ZSC South sold a parcel of land in June 2003 and we recognized net earnings of $116,000 from that transaction. At the time of sale, Mr. Pitts or an affiliate of his in which he owns a 50% interest received a real estate commission of $13,000.

         Mr. James R. Cast, a director, has a tax and consulting practice, which provides services to us and privately to Mr. Donald Smith, Jr. We paid Mr. Cast $58,000 and $35,000 for his services to us in 2003 and 2002, respectively. Mr. Smith paid Mr. Cast $21,000 and $19,000 for his services in 2003 and 2002, respectively.

         We sell products to corporations controlled by Mr. Robert D. Armstrong. The amount of products sold is less than 5% of our gross receipts. We purchase products from corporations controlled by Mr. Armstrong. Corporations controlled by Mr. Armstrong sometimes offer to sell asphalt to customers in St. Croix to whom we may also quote concrete and aggregate products in competition with the asphalt. We also sometimes compete for construction contracts with corporations controlled by Mr. Armstrong.

         We have entered into a retirement agreement with Mr. Richard L. Hornsby, Senior Vice President and director, who will retire from all positions with us at the end of 2004. During 2005 he will still receive his full salary and beginning 2006 he will receive annual payments of $32,000, for as long as he lives. During 2003, we recorded an expense of $232,000 for services rendered; this amount will be paid out in 2005. We will expense, the net present value of the obligation to pay Mr. Hornsby $32,000 annually for life, over his estimated remaining service period with us, i.e. during 2004. The net present value of the future obligation is presently estimated at $313,000.

         Our policies and codes provide that related party transactions be approved in advance by either the audit committee or a majority of disinterested directors. As indicated, we have a $29.7 million construction contract with an entity in the Bahamas in which Messrs. Smith and Armstrong are minority shareholders. During the year, a subsidiary of ours commenced certain additional work for this entity for it which it has billed or is billing approximately $1.5 million, of which $510,000 has been paid through March 15, 2004. We did not obtain audit committee approval prior to doing the additional work. Subsequently, the audit committee has reviewed the work and determined that the terms and conditions under which we entered into such work were similar to the terms and conditions of work we have agreed to perform for unrelated third parties. In addition to the guarantee Mr. Smith has provided with respect to earlier work for this entity as described above, Mr. Smith has guaranteed $270,000 of the amount due for this work. Taking into consideration the amount paid for this work, offsets available to us, Mr. Smith's guarantee and other factors, we believe that this work will be profitable for us.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The firm of KPMG LLP, independent certified public accountants, has been our auditor since 1980 and has advised us that the firm does not have any direct financial interest or indirect financial interest in us or any of our subsidiaries, nor has this firm had any such interest in connection with us or our subsidiaries during the past four years, other than in its capacity as our independent certified public accountant. Our board of directors, on the recommendation of our audit committee, has reappointed KPMG LLP as our auditor for the year ended December 31, 2004. The audit committee will pre-approve any services to be provided by KPMG LLP, which will only be audit services and permissible non-audit services.

Audit Fees

         The aggregate fees billed by KPMG LLP for audit and review of our financial statements was $248,000 for each of 2003 and 2002.

Audit-Related Fees; Tax Fees; Financial Information Systems Design and Implementation Fees; All Other Fees

         KPMG LLP did not provide any consulting services, audit-related services or services related to tax issues, financial information systems design and implementation or any other matter, except for audit fees, during 2003 or 2002.

         All audit-related services, tax services and other services were pre-approved by the audit committee, which concluded that the provision of these services by KPMG was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The audit committee's charter provides the audit committee has authority to pre-approve all audit and allowable non-audit services to be provided to us by our outside auditors.

         In its performance of these responsibilities, prior approval of some non-audit services is not required if:

         (i) these services involve no more than 5% of the revenues paid by us to the auditors during the fiscal year;

         (ii) these services were not recognized by us to be non-audit services at the time of the audit engagement, and

         (iii) these services are promptly brought to the attention of the audit committee and are approved by the audit committee prior to completion of the audit for that fiscal year.

         The audit committee is permitted to delegate the responsibility to pre-approve audit and non-audit services to one or more members of the audit committee so long as any decision made by that member or those members is presented to the full audit committee at its next regularly scheduled meeting.

         The audit committee annually reviews the performance of the independent auditors and the fees charged for their services.

         The audit committee of our board of directors has considered whether the provision of the above-described services is compatible with maintaining KPMG's independence and believes the provision of such services is not incompatible with maintaining this independence.

n                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    April 28, 2004                              DEVCON INTERNATIONAL CORP.

                                                   By: /s/Donald L. Smith, Jr
                                                       -----------------------
                                                       Donald L. Smith, Jr.,
                                                       Chief Executive Officer



                                                   By: /s/Jan A. Norelid
                                                      ------------------------
                                                      Jan A. Norelid,
                                                      Vice President of Finance
                                                             and Treasurer

         In accordance with the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.


                 Signatures                                    Title                                Date
/s/Donald L. Smith, Jr                                  Chairman, President,                   April 28, 2004
----------------------------------------       Chief Executive Officer and Director
Donald L. Smith, Jr.

/s/Richard L. Hornsby                           Executive Vice President and Director          April 28, 2004
----------------------------------------
Richard L. Hornsby

/s/Jan A. Norelid                                 Vice President of Finance, Chief             April 28, 2004
----------------------------------------          Financial Officer and Treasurer
Jan A. Norelid

/s/Robert D. Armstrong                                        Director                         April 28, 2004
----------------------------------------
Robert D. Armstrong

/s/Jose A. Bechara, Jr.                                       Director                         April 28, 2004
----------------------------------------
Jose A. Bechara, Jr.

/s/Gustavo R. Benejam                                         Director                         April 28, 2004
----------------------------------------
Gustavo R. Benejam

/s/James R. Cast                                              Director                         April 28, 2004
----------------------------------------
James R. Cast

/s/W. Douglas Pitts                                           Director                         April 28, 2004
----------------------------------------
W. Douglas Pitts
