Form 10-Q
period 2004-03-31
DEVCON INTERNATIONAL CORP
filed 2004-05-14
CIK 28452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

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

As of May 1, 2004 the number of shares outstanding of the Registrant's Common Stock, par value $.10 was 3,460,048.

Intentionally left blank

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES


                                      INDEX

                                                                    Page Number

Part I.           Financial Information:


   Item 1.  Condensed Consolidated Balance Sheets
            March 31, 2004 and December 31, 2003 (unaudited).............. 4-5


            Condensed Consolidated Statements of Operations
            Three Months Ended March 31, 2004 and 2003
            (unaudited)...................................................  7


            Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2004 and 2003
            (unaudited)................................................... 8-9


            Notes to Condensed Consolidated Financial Statements
            (unaudited)...................................................10-15


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations....................................................16-28

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk....  29

   Item 4.  Controls and Procedures.......................................  29

Part II.    Other Information.............................................  30


Certifications    ........................................................32-36

PART I            Financial Information
--------------------------------------------------------

Item 1.  Financial Statements

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                      March 31, 2004 and December 31, 2003
                                   (Unaudited)

                                                                         March 31,                  December 31,
                                                                          2004                          2003
                                                                    ---------------               --------------
Assets

Current assets:
   Cash and cash equivalents                                            $ 11,470,130                $ 10,030,006
   Accounts receivables, net                                              10,051,234                  10,424,234
   Notes receivables, current portion, net                                 2,335,179                   2,214,437
   Costs and estimated earnings
      in excess of billings                                                1,201,954                   1,170,572
   Inventories                                                             3,567,630                   3,520,687
   Prepaid expenses and other current assets                                 795,636                     670,435
                                                                      --------------              --------------

         Total current assets                                             29,421,763                  28,030,371

Property, plant and equipment, net:
   Land                                                                    1,450,368                   1,432,068
   Buildings                                                                 597,366                     597,366
   Leasehold improvements                                                  3,176,147                   3,200,796
   Equipment                                                              46,981,432                  47,018,090
   Furniture and fixtures                                                    717,907                     700,988
   Construction in process                                                   600,595                     861,723
                                                                      --------------                 -----------
                                                                          53,523,815                  53,811,031
Less accumulated depreciation                                            (29,994,663)                (29,861,762)
                                                                        ------------                ------------

         Total property, plant & equipment, net                           23,529,152                  23,949,269

Investments in unconsolidated
   joint ventures and affiliates                                             349,185                     349,413
Notes receivables, related party                                           2,625,927                   2,582,782
Notes receivables, other, net                                              7,999,834                   8,336,318
Other assets                                                               1,253,285                   1,170,589
                                                                       -------------               -------------

         Total assets                                                    $65,179,146                 $64,418,742
                                                                         ===========                 ===========

See accompanying notes to unaudited condensed consolidated financial statments.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                      March 31, 2004 and December 31, 2003
                                   (Unaudited)

                                   (Continued)

                                                                          March 31,                  December 31,
                                                                           2004                          2003
                                                                      ---------------               --------------
Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable, trade and other                                   $  3,845,913                $  3,606,120
    Accrued expenses and other liabilities                                 4,217,079                   3,927,906
    Current installments of long-term debt                                   349,939                     351,355
    Billings in excess of costs and estimated earnings                       625,375                     676,207
    Income taxes payable                                                   3,871,090                   3,629,215
                                                                       --------------            ---------------

         Total current liabilities                                        12,909,396                  12,190,803

Long-term debt, excluding current
     installments, related party                                           1,770,000                   1,770,000
Long-term debt, excluding current installments                               643,754                     654,143
Other long-term liabilities                                                4,333,964                   4,254,728
                                                                        -------------              -------------

         Total liabilities                                                19,657,114                  18,869,674

Stockholders' equity:
    Common stock, $0.10 par value. Authorized
    15,000,000 shares, issued 3,383,173 in 2004
    and 3,383,173 in 2003, outstanding 3,307,073
    in 2004 and 3,296,373 shares in 2003                                     338,317                     338,317
    Additional paid-in capital                                             9,237,597                   9,208,980
    Retained earnings                                                     37,832,191                  37,740,039
    Accumulated other comprehensive loss -
       cumulative translation adjustment                                  (1,367,917)                 (1,148,402)
    Treasury stock, at cost, 76,100 and 86,800
       Shares in 2004 and 2003, respectively                                (518,156)                   (589,866)
                                                                        ------------                 -----------
         Total stockholders' equity                                       45,522,032                  45,549,068
                                                                         -----------                ------------

Commitments and contingencies

         Total liabilities and stockholders' equity                      $65,179,146                 $64,418,742
                                                                         ===========                 ===========

See accompanying notes to unaudited condensed consolidated financial statments.

Intentionally left blank

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                         March 31,                    March 31,
                                                                          2004                          2003
                                                                    ---------------               --------------

Materials revenue                                                      $  10,655,042                $  8,607,767
Construction revenue                                                       4,106,904                   3,454,867
                                                                       -------------               -------------
         Total revenue                                                    14,761,946                  12,062,634

Cost of materials                                                         (8,803,878)                 (7,701,398)
Cost of construction                                                      (2,784,214)                 (3,964,954)
                                                                       -------------               -------------
      Gross profit                                                         3,173,854                     396,282

Operating expenses:
     Selling, general and administrative expenses                         (2,745,698)                 (3,413,109)
     Severance and retirement                                               (308,591)                   (932,067)
     Gain on sale of equipment                                                28,839                         -
     Impairment of long-lived assets                                            -                     (2,859,235)
                                                                   -----------------               -------------
         Operating income (loss)                                             148,404                  (6,808,129)

Other income (expense):
      Joint venture equity (loss) earnings                                      (228)                        403
      Interest expense                                                       (50,776)                    (36,705)
      Interest income                                                        340,456                     963,441
                                                                      --------------                  ----------
                                                                             289,452                     927,139
                                                                      --------------                  ----------

         Income (loss) before income taxes                                   437,856                  (5,880,990)

Income tax (expense) benefit                                                (303,785)                    256,963
                                                                      --------------                ------------
      Net income (loss)                                                $     134,071               $  (5,624,027)
                                                                       =============               ==============

Earnings (loss) per share
Basic                                                             $            0.04           $            (1.63)
                                                                  =================           ==================
Diluted                                                           $            0.04           $            (1.63)
                                                                  =================           ==================

Weighted average number of shares outstanding
Basic                                                                      3,306,597                   3,455,962
                                                                     ===============             ===============
Diluted                                                                    3,633,471                   3,455,962
                                                                     ===============             ===============

See accompanying notes to unaudited condensed consolidated financial statments.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                         March 31,                    March 31,
                                                                          2004                          2003
                                                                    ---------------               --------------
Cash flows from operating activities:
Net income (loss)                                                        $   134,071                 $(5,624,027)
   Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
   Non-cash stock compensation                                                39,418                     -
   Depreciation and amortization                                           1,148,469                   1,513,753
   Deferred income tax benefit                                                  (382)                   (276,521)
   Provision for doubtful accounts and notes                                 (10,577)                    249,686
   Impairment of long-lived assets                                            -                        2,859,235
   Gain on sale of equipment                                                 (28,839)                     (6,413)
   Joint venture equity loss (earnings)                                          228                        (403)

Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivables, net                            9,800                    (894,468)
   (Increase) decrease in costs and estimated
       earnings in excess of billings                                        (31,382)                    359,262
   (Increase) decrease in inventories                                        (46,943)                    133,929
   (Increase) decrease in prepaid expenses and
       other current assets                                                 (119,426)                     51,568
   Increase in other long-term assets                                        (84,635)                   (101,950)
   Increase in accounts payable,
       Accrued expenses and other liabilities                                510,849                     693,459
   (Decrease) increase in billings in excess
       of costs and estimated earnings                                       (50,832)                    105,554
   Increase in income taxes payable                                          241,875                      14,818
   Increase in other long-term liabilities                                    66,618                   1,025,501
                                                                       -------------                   ---------
Net cash provided by operating activities                               $  1,778,312                  $  102,983
                                                                        ------------                  ----------

Cash flows from investing activities:
   Purchases of property, plant and equipment                            $  (923,528)                $  (731,112)
   Proceeds from sale of equipment                                             7,911                      15,881
   Payments received on notes, other                                         617,367                   2,098,684
   Investment in unconsolidated joint ventures                                -                           (3,955)
   Issuance of notes, other                                                   (9,595)                   (124,421)
                                                                      --------------                -------------

Net cash (used in) provided by investing activities                      $  (307,845)                $ 1,255,077
                                                                         -----------                 ------------

See accompanying notes to unaudited condensed consolidated financial statments.

                           DEVCON INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)
                                   (Continued)

                                                                         March 31,                    March 31,
                                                                         2004                          2003
                                                                    ---------------               --------------
Cash flows from financing activities:
   Proceeds from issuance of stock                                      $     18,990              $       77,880
   Purchase of treasury stock                                               -                         (1,011,598)
   Principal payments on debt                                                 (7,030)                    (12,879)
   Net repayments, lines of credit                                           -                           (11,000)
                                                                 -------------------               --------------

Net cash provided by (used in) financing activities                       $   11,960                $   (957,597)
                                                                          ----------                --------------

Effect of exchange rate changes on cash                                      (42,303)                      8,061

Net increase in cash and cash equivalents                              $   1,440,124                $    408,524

Cash and cash equivalents, beginning of period                            10,030,006                   8,977,293
                                                                         ------------               ------------

Cash and cash equivalents, end of period                             $    11,470,130                $  9,385,817
                                                                     ================               ============

Supplemental disclosures of cash flow information


       Cash paid for:

          Interest                                                   $        50,661               $      35,775
                                                                     ===============               =============

          Income taxes                                               $        20,033              $        3,750
                                                                     ===============              ==============


Supplemental disclosures of non-cash investing activities:

       Receipt of notes in settlement
          of receivables, related party                              $         -                    $  1,372,297
                                                                     ===============                ============

       Receipt of notes in settlement
          of receivables, other                                      $       327,881                $    258,412
                                                                     ===============                ============


       Retirement of treasury stock                                  $        71,710                $    492,326
                                                                     ===============                ============

See accompanying notes to unaudited condensed consolidated financial statments.

                   DEVCON INTERNATIONAL CORP. AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of Devcon International Corp. and its majority-owned subsidiaries (the "Company"). The accounting policies followed by the Company are set forth in Note (l) to the Company's financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 Form 10-K"). The unaudited condensed financial statements for the three months ended March 31, 2004 and 2003 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2004 and 2003 and the results of its operations for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 and 2003 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company's 2003 Form 10-K.

EARNINGS PER SHARE

Basic earnings-per-share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, by application of the treasury stock method. In 2003, the dilutive potential common shares were not included in the computation of diluted earnings per share for the three-month period, because the inclusion of the options would be antidilutive. Certain options were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares.

                                           March 31, 2004                                March 31, 2003
                                     Option price          Options               Option price          Options
                                    From        To       outstanding            From        To       outstanding
                                    ----       ----      -----------            ----       ----      -----------
Anti-dilutive options                -          -          -                     1.50       6.81        723,500
Dilutive options                     1.50       8.13       800,095               -          -           -
Not included options                 8.35       9.38        58,000               7.00       9.38         40,295

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

Weighted average number                                                 Three Months Ended March 31,
    of shares outstanding                                                   2004                         2003
                                                                       ------------                  -----------
Basic                                                                      3,306,597                   3,455,962
Effect of dilutive securities: Options                                       326,874                       -
                                                                         -----------               -------------
Diluted                                                                    3,633,471                   3,455,962

For additional disclosures regarding the employee stock options, see the 2003 Form 10-K.

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

                                                                            Three Months Ended March 31,
                                                                           2004                           2003
                                                                      ------------                   ----------

Net income (loss), as reported                                          $    134,071                 $(5,624,027)
Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of taxes                                              (29,652)                    (24,750)
                                                                        ------------               -------------
Net income (loss), as adjusted                                           $   104,419                 $(5,648,777)

Earning (loss) per share:
   Basic, as reported                                                      $ 0.04                        $(1.63)
   Diluted, as reported                                                      0.04                         (1.63)

   Basic, as adjusted                                                        0.03                         (1.63)
   Diluted, as adjusted                                                      0.03                         (1.63)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

COMPREHENSIVE LOSS

The Company's total comprehensive loss comprised of net income (loss) and foreign currency translation adjustments, for the three months ended March 31, 2004 and 2003 was as follows:

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

                                                                              Three Months Ended March 31,
                                                                           2004                           2003
                                                                      ------------                   ----------
Net income (loss)                                                       $    134,071                 $(5,624,027)
Other comprehensive (loss) income
  - foreign currency transaction adjustments                                (219,515)                    154,900
                                                                        ------------                 -----------
       Total comprehensive loss                                           $  (85,444)               $ (5,469,127)
                                                                          ==========                ============

SEGMENT REPORTING

The following sets forth the revenue and income before income taxes for each of the Company's business segments for the three months ended March 31, 2004 and 2003:

                                                                              Three Months Ended March 31,
                                                                          2004                          2003
                                                                    ---------------               --------------
Revenue (including inter-segment)
    Materials                                                          $  10,837,742                $  8,734,764
    Construction                                                           4,189,989                   3,517,055

    Elimination of inter-segment                                            (265,785)                   (189,185)
                                                                       --------------              --------------

       Total revenue                                                     $14,761,946                 $12,062,634
                                                                         ===========                 ===========

Operating income (loss)
     Materials                                                         $     (45,000)                $(4,574,000)
     Construction                                                            724,000                  (1,091,000)
     Unallocated corporate overhead                                         (530,596)                 (1,136,716)
                                                                        -------------              --------------

        Total operating income (loss)                                        148,404                  (6,801,716)

Other income, net                                                            289,452                     920,726
                                                                        ------------               -------------

Income (loss) before income taxes                                        $   437,856                 $(5,880,990)
                                                                         ===========                 ============

IMPAIRMENT OF LONG-LIVED ASSETS AND ACCELERATED DEPRECIATION

In the first quarter 2003, the Company recorded an impairment expense of $2.9 million. This consisted of the following items:

         St. Martin crusher & concrete operations                  $2,119,000
         Sint Maarten block plant                                     232,000
         Aguadilla crusher plant                                      438,000
         Other assets                                                  70,000
                                                                   -----------
         Total                                                     $2,859,000
                                                                    ==========

The St. Martin/Sint Maarten operations were determined to be impaired due to continuing losses. The Company could not project sufficient future earnings to cover the long-lived assets. An

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)


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

RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 financial statements in order to conform to the 2004 presentation.

NEW ACCOUNTING STANDARDS

In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, which was issued in January 2003. Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial position and results of operations.

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

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)
TAX CONTINGENCIES

During the fourth quarter of 2001, the Company's three subsidiaries in Antigua were assessed $6.1 million in income and withholding taxes for the years 1995 through 1999. The Company is appealing the assessments in the appropriate venues. The Company believes that if any tax is accrued in the future, it will not have an immediate cash flow effect on the Company, but will result in an offset between tax owed and the approximately $29.0 million receivable from the Government of Antigua. It is too early to predict the final outcome of the appeals process or to estimate the ultimate amount of loss, if any, to the Company. Based on the advice from local Antiguan tax counsel, management believes the Company's defenses to be meritorious and does not believe that the ultimate outcome will have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Economic Development Commission ("EDC") completed a compliance review on the Company's subsidiary in the US Virgin Islands on February 6, 2004. The compliance review covered the period from April 1, 1998 through March 31, 2003 and resulted from the Company's application to request an extension of tax exemptions from the EDC. The Company is working with the EDC to resolve this matter. One of those issues is whether certain items of income qualified for exemption benefits under the Company's then existing tax exemption, and the Company received a notice of failure to make gross receipts tax payments of $504,919 and income taxes of $2,240,070, not including interest and penalties. This is the first time that a position contrary to the Company's or any position on this specific issue has been raised by the EDC. The Company intends to vigorously contest the EDC's interpretation. In light of these recent events, and based on discussions with legal counsel, the Company established tax accrual at December 31, 2003 for such exposure which approximates the amounts set forth in the EDC notice.

CONTINGENT LIABILITIES

Details regarding the Company's other contingent liabilities are described fully in the Company's 2003 Form 10-K. During 2004, there have been no material changes to the Company's contingent liabilities.


SUBSEQUENT EVENTS

On April 2, 2004, the Company entered into a purchase agreement (the "Purchase Agreement") with Coconut Palm Capital Investors I, Ltd. ("Coconut Palm"), pursuant to which, Coconut Palm agreed to purchase from the Company up to 2,000,000 units for a purchase price of $9.00 per unit, subject to certain closing conditions, including shareholder approval. Each unit (a "Unit") would consist of (i) 1 share of common stock, par value $0.10 (the "Common Stock"), of the Company (ii) a warrant to purchase 1 share of Common Stock at an exercise price of $10.00 per share with a term of 3 years, (iii) a warrant to purchase 1/2 share of Common Stock at an exercise price of $11.00 per share with a term of 4 years and (iv) a warrant to purchase 1/2 share of Common Stock at an exercise price of $15.00 per share with a term of 5 years.

         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

Based on that number and the number of shares of Common Stock of the Company outstanding on April 9, 2004, Coconut Palm will acquire up to approximately 36.6% of Common Stock outstanding immediately after the closing of the Purchase Agreement. Coconut Palm will also be entitled, on a fully diluted basis, to acquire up to 58.7% of the Common Stock of the Company outstanding immediately after the closing of the Purchase Agreement (including shares acquired at Closing) upon exercise of the warrants. In addition, Coconut Palm has designated two individuals, Richard C. Rochon and Mario B. Ferrari, to be nominated to the Company's board of directors, subject to closing of the transactions contemplated by the Purchase Agreement.

In connection with the Purchase Agreement, Donald L. Smith, Jr., the Company's Chairman, Chief Executive Officer and President and certain relatives and affiliates of his entered into a voting agreement, dated April 2, 2004 (the "Voting Agreement"). Pursuant to the terms of the Voting Agreement, they agreed to vote their beneficially owned shares of Common Stock in favor of the issuance and sale of the Units by the Company to Coconut Palm at a special meeting of the Company and grant Coconut Palm an irrevocable proxy to vote such shares of Common Stock (i) in favor of the transactions contemplated by the Purchase Agreement and (ii) against any actions or approval that could compete with or could serve to materially interfere with, delay, discourage adversely or inhibit the timely consummation of the transactions contemplated by the Purchase Agreement. The Voting Agreement terminates upon the earlier to occur of (i) the consummation of the transactions contemplated by the Purchase Agreement, (ii) any termination of the Purchase Agreement in accordance with its terms or (iii) the withdrawal by the Company's board of directors of its approval of the transactions contemplated by the Purchase Agreement in accordance with the Purchase Agreement.

In connection with the investment by Coconut Palm, the Company plans to enter into the security services business. The Company entered into an employment agreement (the "Employment Agreement") with Stephen J. Ruzika on April 2, 2004 under which he would become the Company's Executive Vice President and President of Devcon's Security Services Division. The effectiveness of the Employment Agreement is conditioned upon the closing of the transactions contemplated by the Purchase Agreement. Under the employment agreement, the Company would pay Mr. Ruzika an annual salary of $325,000 plus any bonuses which the Compensation Committee determines to pay him. The terms of the Employment Agreement provide that, upon effectiveness, Mr. Ruzika would be granted 50,000 options with an exercise price of $9.00 per share. The Employment Agreement has a three-year term, which may be extended by the parties.

The Company has entered into a nonbinding letter of intent to purchase a company managed and controlled by Mr. Ruzika for approximately $4 million, subject to certain purchase price adjustments. The Company anticipates paying the purchase price with a combination of cash and shares of the Company's Common Stock. This contemplated acquisition of Mr. Ruzika's company will be conditioned upon the Company closing upon the issuance of the Units described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, as well as the financial statements and related notes included in the Company's 2003 Form 10-K. Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of our financial condition and results of operations is an analysis of the consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), consistently applied. Although our significant accounting policies are described in Note 1 of the notes to consolidated financial statements reported on our Form 10-K for December 31, 2003, the following discussion is intended to describe those accounting policies and estimates most critical to the preparation of our consolidated financial statements. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for credit losses, valuation of the Antigua and Barbuda notes, inventories and loss reserve for inventories, cost to complete of construction contracts, assets held for sale, intangible assets, income taxes, including specifically the Antigua tax assessments, tax on un-repatriated earnings, warranty obligations, impairment charges, restructuring, business divestitures, pensions, deferral compensation and other employee benefit plans or arrangements, environmental matters, and contingencies and litigation. We base our estimates on historical experience and on various other factors that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

o Revenue and earnings on construction contracts, including construction joint ventures are recognized on the percentage-of-completion-method based upon the ratio of costs incurred to estimated final costs, for which collectibility is reasonably assured. Provisions are recognized in the statement of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. Contract cost is recorded as incurred and revisions in contract revenue and cost estimates are reflected in the accounting period when known. Revenue in an amount equal to cost incurred is recognized prior to contracts reaching 25% completion. The related earnings are not recognized until the period in which such percentage completion is attained. In our judgment, until a project reaches 25% completion, there is insufficient information to determine with a reasonable level of assurance what the estimated profit on the project will be. Change-orders for additional contract revenue and revenue for claims are recognized if it is probable that they will result in additional revenue and the amount can be reliably estimated. We estimate costs to complete our construction contracts based on experience from similar work in the past. If the conditions of the work to be performed change or if the estimated costs are not accurately projected, the gross profit from construction contracts may vary significantly in the future. The foregoing, as well as weather, stage of completion and mix of contracts at different margins may cause fluctuations in gross profit between periods and these fluctuations may be significant.

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

o We write down inventory for estimated obsolescence or unmarketability arising from the difference between the cost of inventory and the estimated market value based upon assessments about current and future demand and market conditions. If actual market conditions were to be less favorable than those projected by management, additional inventory write downs could be required. If the actual market demand surpasses the projected levels, inventory write downs are not reversed.

o We maintain an accrual for retirement agreements with the Company's President and certain other employees. This accrual is based on the life expectancy of these persons and an assumed discount rate, weighted average, of 5.3 %. Should the actual longevity vary significantly from the United States insurance norms, or should the discount rate used to establish the present value of the obligation vary, the accrual may have to be significantly increased or diminished at that time.

o Based on written legal opinion from Antiguan counsel, we have not recorded a contingent liability of $6.1 million, excluding any interest or penalties, for taxes assessed by the Government of Antigua and Barbuda for the years 1995 through 1999. The Government may also assess further taxes for the years prior and subsequent to the assessed tax years.

       We are appealing said assessments. However, if our appeal is not successful, a significant tax liability may have to be recorded. We do not believe losing the appeal would have an immediate effect on our cash flow, as the Government of Antigua and Barbuda owes us in excess of $29.4 million, and we have the right to offset this against any amounts owed to the government.

o The EDC completed a compliance review on our subsidiary in the US Virgin Islands on February 6, 2004. The compliance review covers the period from April 1, 1998 through March 31, 2003 and resulted from the Company's application to request an extension of tax exemptions from the EDC. The Company is working with the EDC to resolve the issues raised.One of those issues is whether certain items of income qualified for exemption benefits under the Company's then existing tax exemption, including notice of failure to make gross receipts tax payments of $504,919 and income taxes of $2,240,070, not including interest and penalties. This is the first time that a position contrary to the Company's or any position on this specific issue has been raised by the EDC. The Company intends to vigorously contest the EDC's interpretation. In light of these recent events, and based on discussions with legal counsel, the Company established tax accrual at December 31, 2003 for such exposure which approximates the amounts set forth in the EDC notice.

o We have $31.8 million of un-repatriated earnings in our foreign subsidiaries. We have no intention of bringing these earnings back to the United States, unless we can do so in a tax-free or cash-flow neutral manner. However, should we be forced to repatriate the earnings, we would have to recognize and pay a substantial U.S. federal income tax. The tax would be approximately 34 % of the repatriated amount, or potentially $10.8 million, as of March 31, 2004.

o We were accounting for the notes receivable from the Government of Antigua and Barbuda under the cost-recovery method until April 2000. Subsequent to a restructuring of the notes, we started to account for the notes using the accrual method. We record payments received, first to the projected principal reductions for the period, then to accrued interest, and lastly to additional reduction of principal. Interest income is recognized on the notes only to the extent payments are received for accrued interest. Should the payments from the government diminish substantially or become uncertain, we may have to revert to the cost-recovery method, impair the notes or adjust the implicit interest rate based on estimated future cash flows. This could decrease our earnings significantly. The Government did not make certain of its payments due in the first quarter 2004 and certain quarters of 2003.
       We do not believe that the current delay in payments materially affects the recoverability of the recorded amount of the notes receivable.

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

We are not presently considering changes to any of our critical accounting policies and we do not presently believe that any of our critical accounting policies are reasonably likely to change in the near future. There have not been any material changes to the methodology used in calculating our estimates during the last three years, except for the Company starting to recognize interest income for payments received from the Government of Antigua and Barbuda in April 2000. The CEO, CFO and the Audit Committee have reviewed all of the foregoing critical accounting policies and estimates.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 WITH THREE MONTHS ENDED MARCH 31, 2003

REVENUE

The Company's revenue during the first quarter of 2004 was $14.8 million as compared to $12.1 million during the same period in 2003. This 22.4 percent increase was due to an increase of $2.0 million in materials revenue and $652,000 in construction revenue.

The Company's materials division revenue increased 23.8 percent to $10.7 million during the first quarter of 2004 as compared to $8.6 million for the same period in 2003, due to a 32.6 percent increase in sales of aggregates, and a 15.6 percent increase in concrete sales. The largest increases were in St. Croix, St. Martin and St. Thomas. Revenue in St. Croix and St. Martin was 123 and 48 percent, respectively, higher than the same quarter last year due to increasing demand for aggregates and concrete. St. Thomas also improved its volumes this quarter as compared to the same quarter last year. The Company expects similar or better volumes as compared to the first three months of 2004 for the rest of 2004.

Revenue from the Company's construction division increased 18.9 percent to $4.1 million during the first quarter of 2004 as compared to $3.5 million for the same period in 2003. This increase is mainly due to contracts in Exuma, Bahamas and Antigua, offset to a lesser degree by lower revenue in the U.S. Virgin Islands. The Company's backlog of unfilled portions of land development contracts at March 31, 2004 was $1.4 million, involving nine contracts. The backlog of contracts for a project in the Bahamas amounted to $587,000. A Company subsidiary, our President and a director are minority partners of the entity developing this project. The Company expects that these contracts will be completed during 2004. The Company is actively bidding in various areas of the Caribbean. Based on existing contracts and negotiations, the Company expects construction volumes to increase throughout 2004, and to significantly surpass 2003 revenues for the full year.

COST OF MATERIALS

Cost of materials as a percentage of materials revenue decreased to 82.6 percent during the first quarter of 2004 as compared to 89.5 percent for the same period in 2003. This improvement resulted from an increase in revenue with stable fixed costs in most islands. The percentage of cost of materials decreased in most operations. We also showed a $151,000 improvement in our concrete delivery costs in the first quarter of 2004 as compared to the same period in 2003. Similarly, we can see an improvement in margins for the quarries, mainly due to decreased cost per ton as a result of increased volumes.

COST OF CONSTRUCTION

Cost of construction as a percentage of construction revenue decreased to 67.8 percent during the first quarter of 2004 from 114.8 percent during the same period in 2003. This decrease is primarily attributable to improved margins on certain contracts in the Bahamas and Antigua. Also the dredge was in use during most of the quarter, which had a positive impact on our margin, as compared to the negative impact of the expense of the idle dredge for the same quarter last year. The estimated cost to complete, the varying profitability levels of individual contracts and the stage of completion of such contracts can affect the cost of construction and margins either positively or negatively.

OPERATING EXPENSES

Selling, general and administrative expense ("SG&A expense") decreased by 19.6 percent to $2.7 million for the first quarter of 2004 from $3.4 million for the same period in 2003. The decrease in SG&A expense was primarily due to decreased depreciation, decreased consulting fees and exchange rate differences which resulted in income for the current year as compared to an expense for the same period last year offset to a lesser extent by increased labor and certain labor-related costs. There were also minor increases and decreases of other expense items. As a percentage of revenue, SG&A expense decreased to 18.6 percent during the first quarter as compared to 28.3 percent for the same period last year, as a result of the foregoing factors, as well as increased revenue.

OPERATING INCOME (LOSS)

The Company had operating income of $148,000 for the first quarter of 2004, compared to an operating loss of $6.8 million for the same period in 2003. The Company's materials division operating loss was $45,000 during the first quarter of 2004 compared to $4.6 million during the same period in 2003. This decrease in operating loss is attributable to no impairment cost in 2004, improved gross margins on all islands and decreased depreciation.

The Company's construction division had operating income of $724,000 during the first quarter of 2004 compared to an operating loss of $1.1 million during the same period in 2003. This improvement in profitability was primarily attributable to improved profitability on contracts in Exuma and Antigua and improved profitability for the marine equipment. The varying profitability levels of individual contracts and the stage of completion of such contracts can affect the cost of construction and margins either positively or negatively. The Company expects to maintain or improve the profitability for the construction division for the remainder of the year as compared to the first three months of 2004, although there is no assurance that this will occur.

OTHER INCOME (DEDUCTIONS)

Interest income decreased in the first quarter of 2004 to $340,000 compared to $957,000 for the same period in 2003, primarily due to a decrease in the interest recognized on the note receivable from the Government of Antigua and Barbuda ("Government"). The Government did not comply with all of its payment obligations during the first quarter this year, and therefore interest recognized on the notes was significantly lower than last year. The Company is not sure that the Government will comply with its payment obligations in 2004; consequently, the Company is unsure if the interest to be recognized on the notes during the rest of the year will continue at this lower level.

INCOME TAXES

The Company operates in various tax jurisdictions with various tax rates, and depending on where profits or losses are recognized during the period, the effective tax rate will vary. The effective tax rate for the three months ended March 31, 2004 was 69.4 percent as compared to 4.4 percent for the same period in 2003. In certain jurisdictions, certain income is not taxable, and in certain jurisdictions, the Company enjoys certain tax exemptions. The tax expense in the first quarter of 2004 is mainly due to taxes accrued in the United States and Antigua.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally funds its working capital needs from operations and bank borrowings. In the land development construction business, the Company must expend considerable funds for equipment, labor and supplies to meet the needs of particular projects. The Company's capital needs are greatest at the start of any new contract, since the Company generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is usually withheld as retainage until all work is complete, further increasing the need for capital. During the first quarter of 2004, the Company provided long-term financing in the amount of $328,000 to certain customers who utilized its land development construction services and purchased materials, equipment or property. The outstanding balances of the previously financed construction services, materials and equipment totaled $6.5 million as of March 31, 2004, all of which is due to be paid within the next three years. The Company has also provided financing for other business ventures from time to time. With respect to the Company's materials division, accounts receivable are typically outstanding for a minimum of 60 days and in some cases much longer.

The nature of the Company's business requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs of such equipment. These purchases of equipment totaled $924,000 during the first three months this year and should result in cash expenditures of approximately $3.0 million during the full year. The Company has, since the beginning of 2000, funded most of these expenditures out of its current working capital.

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

As of March 31, 2004, the Company's liquidity and capital resources included cash and cash equivalents of $11.5 million and working capital of $16.5 million. As of March 31, 2004, total outstanding liabilities were $19.7 million. As of March 31, 2004, the Company had available lines of credit totaling $1.4 million.

Cash flows provided by operating activities for the three months ended March 31, 2004 were $1.8 million compared to $103,000 for the same period in 2003. The primary source of cash for the first three months in 2004 was an increase in accounts payable, accruals and other liabilities of $511,000 and an increase in tax payable of $242,000, offset to a lesser extent by an increase in prepaid expenses and other current assets of $119,000.

Net cash used in investing activities was $308,000 in the first three months of 2004. Purchases of property, plant and equipment were $924,000 and receipts on notes receivable were $617,000. Net cash provided by financing activities was $12,000 for the first three months of 2003, consisting primarily of the issuance of stock.

The Company's accounts receivable averaged 57 days of sales outstanding as of March 31, 2004. This is a decrease compared to 59 days at the end of December 2003. The Company's materials segment improved to 51 days as compared to 55 days at the end of last quarter, mainly due to faster collections in St. Croix. The construction segment has deteriorated to 72 days as compared to 68 days at the end of last year. The slowdown in collections was primarily due to receivables for work in the Bahamas and Aruba.

The Company has an unsecured credit line of $1.0 million with a bank in Florida. The credit line expires in June 2004 and the bank can also demand repayment of the loan and cancellation of the overdraft facility, if certain financial or other covenants are in default. The Company is in compliance with the covenants as of March 31, 2004. There was no outstanding balance as of March 31, 2004. The interest rate on indebtedness outstanding under the credit line is at a rate variable with LIBOR.

In May 2003, the Company entered into a joint venture with a utility equipment company to own and/or operate reverse osmosis fresh water, wastewater treatment and power systems. The joint venture will be 80 percent owned by Devcon. As the Company approves projects, Devcon will fund the venture with up to $2.4 million in cash and loans plus a guarantee of up to an additional $2.4 million in project financing. As of March 31, 2004 there have been no projects funded, but a rental unit has been built and purchased.

The Company has borrowed approximately $2.1 million from the Company President. The note is unsecured and bears interest at the prime rate. Three hundred thousand is due on demand, and

$1.8 million is due on July 1, 2005. The President has the option of making the note due on demand should a "Change of Control" occur. A Change of Control has occurred if a person or group acquires 15.0 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15.0 percent or more of the common stock. This would occur if consummated, however, of the amount borrowed, $1.7 million is collateral for a loan guarantee that the President has extended to the Company on behalf of a project in the Bahamas, in which the President and the Company have a minority ownership.

The Company has entered into retirement agreements with certain existing and retired executives of the Company. The net present value of future liabilities for these arrangements as of March 31, 2004 was $3.5 million, of which $1.7 million is for the Company's President. The Company has used an average discount rate of 5.2% and standard mortality tables.

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

Receivables at March 31, 2004 include a net balance of $6.1 million, consisting of promissory notes due from the Government of Antigua and Barbuda, of which $5.8 million is classified as a long-term receivable. The gross balance of the notes is $29.4 million. The notes were restructured on April 28, 2000 and call for both quarterly and monthly principal and interest payments until maturity in 2015. During the first quarter this year, the Government did not make all the payments due under the notes; therefore, the interest recognized on the notes was lower than expected. The notes are paid from agreed upon sources, which consist of lease proceeds from the rental of a United States military base, fuel tax revenue, proceeds from a real estate venture and other sources. Receipts recorded for the three months ended March 31, 2004 were $96,000, of which $55,000 was recorded as reduction of principal.

During the second quarter of 2003, the Company issued a construction contract performance guaranty together with one of the Company's customers for $5.1 million. The Company issued a letter of credit for $500,000 as collateral for the transaction and has not had any expenses in connection with this transaction. The construction project was substantially complete as of October 1, 2003, however the construction contract provides for a guarantee of materials and workmanship for a period of one year subsequent to the issuance of a certificate of occupancy. If the owner of the project does not declare a default during this one-year period the letter of credit will be voided and the Company will have no further liability. The Company received an up front fee of $154,000. At the same time, a long-term liability of the same amount has been recorded, which may be recognized to income, once it is determined that no liability exists for the project, less any amounts paid by us in connection with the performance guarantee.

The Company did not repurchase any shares in the first quarter of 2004. The repurchase plan is still in existence and may be utilized from time to time up to the remaining balance of $576,000; however, the Company does not anticipate repurchasing the full amount of the plan.

On April 2, 2004, the Company entered into a purchase agreement (the "Purchase Agreement") with Coconut Palm Capital Investors I, Ltd. ("Coconut Palm"), pursuant to which, Coconut Palm agreed to purchase from the Company up to 2,000,000 units for a purchase price of $9.00 per unit, subject to certain closing conditions, including shareholder approval. Each unit (a "Unit") would consist of (i) 1 share of common stock, par value $0.10 (the "Common Stock"), of the Company (ii) a warrant to purchase 1 share of Common Stock at an exercise price of $10.00 per share with a term of 3 years, (iii) a warrant to purchase 1/2 share of Common Stock at an exercise price of $11.00 per share with a term of 4 years and (iv) a warrant to purchase 1/2 share of Common Stock at an exercise price of $15.00 per share with a term of 5 years.

Based on that number and the number of shares of Common Stock of the Company outstanding on April 9, 2004, Coconut Palm will acquire up to approximately 36.6% of Common Stock outstanding immediately after the closing of the Purchase Agreement. Coconut Palm will also be entitled, on a fully diluted basis, to acquire up to 58.7% of the Common Stock of the Company outstanding immediately after the closing of the Purchase Agreement (including shares acquired at Closing) upon exercise of the warrants. In addition, Coconut Palm has designated two individuals, Richard C. Rochon and Mario B. Ferrari, to be nominated to the Company's board of directors, subject to closing of the transactions contemplated by the Purchase Agreement.

In connection with the Purchase Agreement, Donald L. Smith, Jr., the Company's Chairman, Chief Executive Officer and President and certain relatives and affiliates of his entered into a voting agreement, dated April 2, 2004 (the "Voting Agreement"). Pursuant to the terms of the Voting Agreement, they agreed to vote their beneficially owned shares of Common Stock in favor of the issuance and sale of the Units by the Company to Coconut Palm at a special meeting of the Company and grant Coconut Palm an irrevocable proxy to vote such shares of Common Stock (i) in favor of the transactions contemplated by the Purchase Agreement and (ii) against any actions or approval that could compete with or could serve to materially interfere with, delay, discourage adversely or inhibit the timely consummation of the transactions contemplated by the Purchase Agreement. The Voting Agreement terminates upon the earlier to occur of (i) the consummation of the transactions contemplated by the Purchase Agreement, (ii) any termination of the Purchase Agreement in accordance with its terms or (iii) the withdrawal by the Company's board of directors of its approval of the transactions contemplated by the Purchase Agreement in accordance with the Purchase Agreement.

In connection with the investment by Coconut Palm, the Company plans to enter into the security services business. The Company entered into an employment agreement (the "Employment Agreement") with Stephen J. Ruzika on April 2, 2004 under which he would become the Company's Executive Vice President and President of Devcon's Security Services Division. The effectiveness of the Employment Agreement is conditioned upon the closing of the transactions contemplated by the Purchase Agreement. Under the employment agreement, the Company would pay Mr. Ruzika an annual salary of $325,000 plus any bonuses which the Compensation Committee determines to pay him. The terms of the Employment Agreement provide that, upon effectiveness, Mr. Ruzika would be granted 50,000 options with an exercise price of $9.00 per share. The Employment Agreement has a three-year term, which may be extended by the parties.

The Company has entered into a nonbinding letter of intent to purchase a company managed and controlled by Mr. Ruzika for approximately $4 million, subject to certain purchase price adjustments. The Company anticipates paying the purchase price with a combination of cash and shares of the Company's Common Stock. This contemplated acquisition of Mr. Ruzika's company will be conditioned upon the Company closing upon the issuance of the Units described above.

RELATED PARTY TRANSACTIONS

The Company has certain transactions with some of the Directors or employees. Details regarding the Company's transactions with related parties are described fully in the Company's 2003 Form 10-K and Form 10-K/A.

As of January 1, 2003, the Company entered into a payment deferral agreement with a resort project in the Bahamas, in which the President, one of our directors and a Company subsidiary are minority partners. The loan agreement calls for 50 percent deferral of payments due for construction contract obligations incurred after November 1, 2002, up to a maximum of $2.5 million. Several notes, which are guaranteed partly by certain owners of the project, evidence the loan totaling $2.4 million and the President of the Company has issued a personal guarantee for the total amount due under this loan agreement to the Company.

The Company has a $31.1 million construction contract with an entity in the Bahamas. The President, a director and a subsidiary of the Company are minority shareholders in the entity, owning 11.3 percent, 1.55 percent and 1.2 percent, respectively. Mr. Smith, the President, is also a member of the entity's managing committee. In connection with this contract, the Company recorded revenue of $473,000 and $721,000 for the three months ended March 31, 2004 and 2003, respectively. The backlog on the contract as of March 31, 2004 was $587,000. The Company had accounts and notes receivables from the venture of $3.6 million and $3.5 million as of March 31, 2004 and December 31, 2003, respectively. The Company has recorded interest income of $51,000 and $1,000 for the three months ended March 31, 2004 and 2003, respectively. The cost and estimated earnings in excess of billings was $469,000 and $905,000 as of March 31, 2004 and December 31, 2003, respectively. Mr. Smith has guaranteed the payment of the receivables from the entity, up to a maximum of $2.8 million, including the deferral agreement described above.

The Company has borrowed monies from Mr. Smith, our President, to provide long-term financing to the Company and security for a payment-guarantee issued by Mr. Smith on behalf of an entity in the Bahamas. The outstanding amount was $2.1 million as of March 31, 3004 and December 31, 2003. The loan is documented with an unsecured note; of which $300,000 is payable on demand and $1.8 million is due on July 1, 2005. The interest charged by Mr. Smith is at the prime rate. Management believes that these terms are similar to what the Company would be able to achieve if it was to borrow this money from a bank.

The Company's subsidiary in Puerto Rico sells a significant portion of its products to a company controlled by a minority shareholder in the subsidiary. The Company's revenue from these sales was $694,000 and $710,000, for the three-month period ended March 31, 2004 and 2003, respectively, and the outstanding balance of receivables from the minority shareholder was $123,000 and $65,000 as of March 31, 2004 and December 31, 2003, respectively. This minority shareholder is controlled by one of our directors; Jose A. Bechara, Jr. Esq. The price of the products is governed by firm supply agreements, renegotiated every other year. Comparable prices from other quarries are studied and used in the price negotiation.

Company policies and codes provide that related party transactions be approved in advance by either the Audit Committee or a majority of disinterested directors. As indicated, the Company has a construction contract, totaling $31.1 million as of March 31, 2004, with an entity in the Bahamas in which The Company's President and a director are minority shareholders. During 2003, a Company subsidiary commenced certain additional work for this entity for it; which it has billed or is billing approximately $1.3 million, of which $510,000 has been paid through April 30, 2004. The Company did not obtain Audit Committee approval prior to doing the additional work. Subsequently, the Audit Committee has reviewed the work and determined that the terms and conditions under which the Company entered into such work were similar to the terms and conditions of work the Company has agreed to perform for unrelated third parties. In addition to the guarantee Mr. Smith has provided with respect to earlier work for this entity as described above, Mr. Smith has guaranteed $270,000 of the amount due for this work. Taking into consideration the amount paid for this work, available Company offsets, Mr. Smith's guarantee and other factors, the Company believes that this work will be profitable for the Company.

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

Item 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. As of the end of the period covered by this Quarterly Report, on Form 10-Q, we carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Purchases of Equity Securities by Issuer or Affiliated Purchasers
              None

Item 3.       Defaults Upon Senior Securities
              None

Item 4.       Submission of Matter to a Vote of Security Holders
              None

Item 5.       Other Information
              The Company's board of directors approved its nominating committee charter on February 27, 2004 and the charter is available on the Company's web site, www.devc.com.

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

              (b) Reports on Form 8-K:
              The Company filed form 8-K on March 16, 2004 giving information about earnings and an upcoming conference call with analysts.

              The company filed form 8-K on April 5, 2004 giving information about a possible transaction involving a private placement of the Company's common stock up to $18 million and entry into new business potential.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:     May 14, 2004                              /S/ JAN A. NORELID
                                                        -------------------
                                                        Jan A. Norelid
                                                        Vice President - Finance
                                                        Chief Financial and
                                                        Accounting Officer

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


Date:    May 14, 2004                                /s/ Donald L. Smith, Jr.
                                                      ------------------------
                                                         Donald L. Smith, Jr.
                                                         President and
                                                          Chairman of the Board

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


Date:    May 14, 2004                               /s/ Jan A. Norelid
                                                        ------------------
                                                        Jan A. Norelid
                                                        Chief Financial Officer

                                  EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                              U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Devcon International Corp. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald
L. Smith, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    May 14, 2004                                /s/ Donald L. Smith, Jr.
                                                       ------------------------
                                                         Donald L. Smith, Jr.
                                                         Chief Executive Officer







Note: This certification is being furnished, not filed, as exhibit 32.1

                                  EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                                                         U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Devcon International Corp. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jan A. Norelid, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    May 14, 2004                               /s/ Jan A. Norelid
                                                       ------------------
                                                        Jan A. Norelid
                                                        Chief Financial Officer








Note: This certification is being furnished, not filed, as exhibit 32.2