Form 10-K/A
period 2003-12-31
DEVCON INTERNATIONAL CORP
filed 2004-06-08
CIK 28452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Registrant’s telephone number: (954) 429-1500

_________________

Title of each class on which registered

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.10 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X      No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes      No     X

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

        This Amendment No. 2 to the Form 10-K for the fiscal year ended December 31, 2003 of Devcon International Corp. (the “Company”) is being filed solely to amend and restate the signature page attached thereto.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2004                                 Devcon International Corp.

BY:/S/ DONALD L. SMITH, JR.
Donald L. Smith, Jr.
Chairman, President and
Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

February 28, 2004                                 Devcon International Corp.

By:/S/ DONALD L. SMITH, JR.
Donald L. Smith, Jr.Chairman,
President and
Chief Executive Officer(Principal
Executive Officer)

February 28, 2004                                 By:/S/ RICHARD L. HORNSBY

Richard L. Hornsby
Executive Vice President and
Director

February 28, 2004                         By: /S/ JAN A. NORELID

Jan A. Norelid
Vice President of Finance,
Chief Financial Officer and
Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

February 28, 2004                         By: /S/ ROBERT D. ARMSTRONG

Robert D. Armstrong
Director

February 28, 2004                         By: /S/ JOSE A. BECHARA, JR.

Jose A. Bechara, Jr.
Director

February 28, 2004                         By: /S/ GUSTAVO R. BENEJAM

Gustavo R. Benejam
Director

February 28, 2004                         By: /S/ JAMES R. CAST

James R. Cast
Director

February 28, 2004                         By: /S/ W. DOUGLAS PITTS

W. Douglas Pitts
Director

SIGNATURE

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 7, 2004                         DEVCON INTERNATIONAL CORP.

By: /s/ Jan A. Norelid

Jan A. Norelid,
Vice President of Finance and Treasurer

\\MIA-SRV01\DAVISJA\1562609v01\1FLVH01_.DOC\6/7/04