Form 10-Q
period 2004-06-30
DEVCON INTERNATIONAL CORP
filed 2004-08-09
CIK 28452

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File No. 0-7152

DEVCON INTERNATIONAL CORP.

(Exact Name of Registrant as Specified in its Charter)

FLORIDA	59-0671992
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1350 E. Newport Center Drive, Suite 201, Deerfield Beach, FL	33442
(Address of Principal Executive Offices)	(Zip Code)

(954) 429-1500

(Registrant’s Telephone Number, Including Area Code)

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

YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

YES  ☐     NO  ☒

As of August 2, 2004 the number of shares outstanding of the Registrant’s Common Stock was 5,677,504.

Intentionally left blank

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$8,386,658	$10,030,006
Accounts receivables, net	8,863,963	9,320,878
Accounts receivables, related party, net	1,441,776	1,103,356
Notes receivables, current portion, net	2,594,474	2,214,437
Costs and estimated earnings in excess of billings	1,574,729	1,170,572
Inventories	3,796,678	3,520,687
Prepaid expenses and other current assets	2,413,009	670,435

Total current assets	29,071,287	28,030,371

Property, plant and equipment, net:
Land	1,450,368	1,432,068
Buildings	597,366	597,366
Leasehold improvements	3,171,260	3,200,796
Equipment	46,819,453	47,018,090
Furniture and fixtures	743,332	700,988
Construction in process	1,547,687	861,723

	54,329,466	53,811,031
Less accumulated depreciation	(29,116,286)	(29,861,762)

Total property, plant & equipment, net	25,213,180	23,949,269

Investments in unconsolidated joint ventures and affiliates	335,133	349,413
Notes receivables, related party, net	2,481,226	2,578,211
Notes receivables, other, net	8,273,086	8,340,889
Other assets	1,258,688	1,170,589

Total assets	$66,632,600	$64,418,742

See accompanying notes to unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

(Unaudited)

(Continued)

	June 30, 2004	December 31, 2003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade and other	$3,908,841	$3,606,120
Accrued expenses and other liabilities	4,565,465	3,927,906
Current installments of long-term debt, related party	225,000	300,000
Current installments of long-term debt	46,112	51,355
Billings in excess of costs and estimated earnings	228,144	676,207
Income taxes payable	4,297,466	3,629,215

Total current liabilities	13,271,028	12,190,803

Long-term debt, excluding current installments, related party	1,770,000	1,770,000
Long-term debt, excluding current installments	629,015	654,143
Other long-term liabilities	4,406,791	4,254,728

Total liabilities	20,076,834	18,869,674

Stockholders’ equity:
Common stock, $0.10 par value. Authorized 15,000,000 shares, issued 3,533,948 in 2004 and 3,383,173 in 2003, outstanding 3,463,148 in 2004 and 3,296,373 shares in 2003	353,394	338,317
Additional paid-in capital	9,670,632	9,208,980
Retained earnings	38,433,155	37,740,039
Accumulated other comprehensive loss - cumulative translation adjustment	(1,418,703)	(1,148,402)
Treasury stock, at cost, 70,800 and 86,800 shares in 2004 and 2003, respectively	(482,712)	(589,866)

Total stockholders’ equity	46,555,766	45,549,068

Commitments and contingencies
Total liabilities and stockholders’ equity	$66,632,600	$64,418,742

See accompanying notes to unaudited condensed consolidated financial statements.

Intentionally left blank

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Materials revenue	$10,041,901	$9,386,204	$20,003,043	$17,284,468
Materials revenue, related party	614,090	704,235	1,307,990	1,413,738
Construction revenue	3,062,653	3,049,535	6,696,868	5,783,258
Construction revenue, related party	1,568,607	1,249,738	2,041,296	1,970,882

Total revenue	15,287,251	14,389,712	30,049,197	26,452,346
Cost of materials	(8,694,346)	(8,426,869)	(17,498,224)	(16,128,267)
Cost of construction	(2,873,974)	(3,990,243)	(5,658,188)	(7,955,197)

Gross profit	3,718,931	1,972,600	6,892,785	2,368,882
Operating expenses:
Selling, general and administrative expenses	(3,349,807)	(2,626,471)	(6,066,666)	(6,039,580)
Retirement and severance expenses	(92,132)	(211,438)	(400,723)	(1,143,505)
Impairment of assets	—	—	—	(2,859,235)

Operating income (loss)	276,992	(865,309)	425,396	(7,673,438)
Other income (deductions):
Joint venture equity loss	(14,052)	(6,149)	(14,280)	(5,746)
Minority interest	10,153	—	10,153	—
Interest expense	(31,315)	(44,714)	(82,091)	(81,419)
Interest and other income	488,657	823,438	829,113	1,786,879

	453,443	772,575	742,895	1,699,714

Income (loss) before income taxes	730,435	(92,734)	1,168,291	(5,973,724)

Income tax (expense) benefit	(108,784)	(235,379)	(412,569)	21,584

Net income (loss)	$621,651	$(328,113)	$755,722	$(5,952,140)

Earnings (loss) per share
Basic	$0.18	$(0.10)	$0.22	$(1.75)

Diluted	$0.16	$(0.10)	$0.20	$(1.75)

Weighted average number of shares outstanding
Basic	3,459,596	3,327,923	3,383,097	3,391,943

Diluted	3,787,269	3,327,923	3,710,370	3,391,943

See accompanying notes to unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2004 and 2003

(Unaudited)

	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income (loss)	$755,722	$(5,952,140)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash stock compensation	154,180	—
Depreciation and amortization	2,341,107	2,960,622
Deferred income taxes benefit	(416,991)	(292,848)
Provision for doubtful accounts and notes	75,072	42,309
Impairment of long-lived assets	—	2,859,235
Gain on sale of equipment and property	(45,833)	(232,038)
Minority interest	(10,153)	—
Joint venture equity loss (gain)	14,280	5,746
Changes in operating assets and liabilities:
Increase in accounts receivables, net	(891,435)	(3,688,681)
(Increase) decrease in accounts receivables, related party	(218,082)	7,189
(Increase) decrease in costs and estimated earnings in excess of billings	(404,157)	480,904
(Increase) decrease in inventories	(219,991)	542,982
Increase in prepaid expenses and other current assets	(1,398,058)	(558,829)
Increase in other assets	—	(100,000)
Increase in accounts payable, accruals and other liabilities	997,396	593,021
(Increase) decrease in billings in excess of costs and estimated earnings	(448,063)	77,820
Increase in income taxes payable	668,251	335,592
Increase in other long-term liabilities	79,612	1,643,220

Net cash provided by (used in) operating activities	$1,032,857	$(1,275,896)

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2004 and 2003

(Unaudited)

(Continued)

	June 30, 2004	June 30, 2003
Cash flows from investing activities:
Purchases of property, plant and equipment	$(3,918,354)	$(1,341,533)
Proceeds from sale of property and equipment	28,837	184,932
Payments received on notes receivable, related party	6,088	13,079
Payments received on notes receivable, other	1,178,627	2,759,386
Investment in unconsolidated joint ventures	—	(6,955)
Issuance of notes receivable	(159,595)	(780,718)

Net cash (used in) provided by investing activities	$(2,864,397)	$828,191

Cash flows from financing activities:
Proceeds from issuance of stock	$367,097	$119,621
Purchase of treasury stock	—	(1,419,433)
Net borrowings on credit lines	—	120,000
Principal payments on debt, related party	(75,000)	—
Principal payments on debt	(23,009)	(20,777)

Net cash provided by (used in) financing activities	$269,088	$(1,200,589)

Effect of exchange rate changes on cash	(80,896)	(12,952)

Net decrease in cash and cash equivalents	(1,643,348)	$(1,661,246)

Cash and cash equivalents, beginning of period	10,030,006	8,977,293

Cash and cash equivalents, end of period	$8,386,658	$7,316,047

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$82,091	$80,022

Income taxes	$64,659	$14,063

Supplemental disclosures of non-cash investing and financing activities:
Receipt of notes in settlement of receivables, related party	$—	$2,039,913

Receipt of notes in settlement of receivables, other	$1,024,778	$2,778,840

Retirement of treasury stock	$107,154	$1,577,278

DEVCON INTERNATIONAL CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of Devcon International Corp. and its majority-owned subsidiaries (the “Company”). The accounting policies followed by the Company are set forth in Note (l) to the Company’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 Form 10-K”). The unaudited condensed financial statements for the three and six months ended June 30, 2004 and 2003 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2004 and the results of its operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004 and 2003 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2003 Form 10-K.

EARNINGS PER SHARE

Basic earnings-per-share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, by application of the treasury stock method. In 2003, the dilutive potential common shares were not included in the computation of diluted earnings per share, because the inclusion of the options would be antidilutive. Certain options were not included in the computations of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common shares.

	June 30, 2004			June 30, 2003
	Option price		Options outstanding	Option price		Options outstanding
	From	To		From	To
Anti-dilutive options	—	—	—	1.50	5.85	523,800
Dilutive options	1.50	9.38	690,020	—	—	—
Not included options	—	—	—	6.49	9.38	245,795

Notes to Unaudited Condensed Consolidated Financial Statements

(Continued)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Weighted average number of shares outstanding
Basic	3,459,596	3,327,923	3,383,097	3,391,943
Effect of dilutive securities: Options	327,673	—	327,273	—

Diluted	3,787,269	3,327,923	3,710,370	3,391,943

For additional disclosures regarding the employee stock options, see the 2003 Form 10-K.

STOCK-BASED COMPENSATION

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations.” No stock-based compensation cost is reflected in net income (loss) for these plans, as all options granted under these plans had an exercise price equal to or higher than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation”, to stock based compensation:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss), as reported	$621,651	$(328,113)	$755,722	$(5,952,140)
Deduct: total stock-based employee Compensation expense determined under fair value based method for all awards, net of taxes	(22,929)	(67,710)	(52,581)	(92,460)

Net income (loss), as adjusted	$598,722	$(395,823)	$703,141	$(6,044,600)
Earning (loss) per share:
Basic, as reported	$0.18	$(0.10)	$0.22	$(1.75)
Diluted, as reported	0.16	(0.10)	0.20	(1.75)

Basic, as adjusted	0.17	(0.12)	0.21	(1.78)
Diluted, as adjusted	0.16	(0.12)	0.19	(1.78)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

Notes to Unaudited Condensed Consolidated Financial Statements

(Continued)

COMPREHENSIVE LOSS

The Company’s total comprehensive income (loss), comprised of net income (loss) and foreign currency translation adjustments, for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss)	$621,651	$(328,113)	$755,722	$(5,952,140)
Other comprehensive (loss) income - foreign currency transaction adjustments	(50,786)	274,887	(270,301)	429,787

Total comprehensive income (loss)	$570,865	$(53,226)	$485,421	$(5,522,353)

SEGMENT REPORTING

The following sets forth the revenue and income before income taxes for each of the Company’s business segments for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenue (including inter-segment)
Materials	$10,706,606	$9,891,726	$21,544,348	$18,518,646
Construction	4,722,655	4,803,937	8,912,644	8,320,991
Elimination of inter-segment	(142,010)	(305,951)	(407,795)	(387,291)

Total revenue	$15,287,251	$14,389,712	$30,049,197	$26,452,346

Operating income (loss)
Materials	$(42,000)	$(363,000)	$(88,000)	$(4,937,000)
Construction	919,000	(285,000)	1,642,000	(1,382,000)
Unallocated corporate overhead	(600,008)	(217,309)	(1,128,604)	(1,354,438)

Total operating income (loss)	276,992	(865,309)	425,396	(7,673,438)

Other income, net	453,443	772,575	742,895	1,699,714

Income (loss) before income taxes	$730,435	$(92,734)	$1,168,291	$(5,973,724)

IMPAIRMENT OF LONG-LIVED ASSETS AND ACCELERATED DEPRECIATION

The Company has two batch plants on Antigua and, during the second quarter of 2003, consolidated its operations to the main facility. Accordingly, the installation cost of the plant that was moved has been fully depreciated and the original plant at the main facility that is functioning as a spare plant had its book value depreciated through accelerated depreciation to its

Notes to Unaudited Condensed Consolidated Financial Statements

(Continued)

estimated fair value. The depreciation incurred in the second quarter 2003 was approximately $275,000.

In the first quarter of 2003, the Company recorded an impairment expense of $2.9 million. This consisted of the following items:

St. Martin crusher & concrete operations	$2,119,000
Sint Maarten block plant	232,000
Aguadilla crusher plant	438,000
Other assets	70,000

Total	$2,859,000

The St. Martin/Sint Maarten operations were determined to be impaired due to continuing losses. The Company cannot, at this point, project sufficient future earnings to cover the long-lived assets. An impairment charge of $2,119,000 was recorded to write down the St. Martin crusher and concrete plant to their estimated fair value, using an estimated probable sales price as determinant of the value. In May 2004 the Company’s subsidiary entered into discussions about terminating the lease and to stop the quarry operations on St. Martin. In June 2004, the quarry owner terminated the lease contract as of October 27, 2004, and terminated a material supply contract. The Landlord has commenced certain proceedings with respect to the foregoing (see Contingent Liabilities). In the event that the proceedings are not resolved or other agreement is not reached, the Company’s subsidiary has standby plans to relocate the equipment to other operations of the Company or sell them and the Company’s other quarries will supply aggregates to the St. Martin market.

The plant in Aguadilla, Puerto Rico, is leased to a third party, whose extraction permit was cancelled in February 2003. On April 10, 2003 the lessee asked for a moratorium on payments, at the same time as he gave notice of the extraction permit being cancelled. As a result of these actions, management’s expectation of future cash flows and the fact that the only source of revenue for the plant has come from the lessee, the Company recorded an impairment charge of $438,000 to write down the plant to its estimated fair value. On September 1, 2003 the third party received its extraction permit and restarted its aggregates processing operations.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 financial statements in order to conform to the 2004 presentation.

NEW ACCOUNTING STANDARDS

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly, should consolidate the entity. FIN 46R replaces FIN 46, which was issued in January 2003. Before concluding that it is appropriate to apply the ARB 51 voting interest

Notes to Unaudited Condensed Consolidated Financial Statements

(Continued)

consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial position and results of operations.

ENVIRONMENTAL MATTERS

The Company is involved, on a continuing basis, in monitoring its compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. While it is impossible to predict with certainty, management currently does not foresee such expenses in the future as having a material effect on the Company’s business, results of operations, or financial condition.

TAX CONTINGENCIES

During the fourth quarter of 2001, the Company’s three subsidiaries in Antigua were assessed $6.1 million in income and withholding taxes for the years 1995 through 1999. The Company was informed that the Government has withdrawn assessments amounting to $3.5 million without prejudice for one of the subsidiaries, and the Company continues to appeal the assessments on the other two entities in the appropriate venues. The Company believes that if any tax is accrued in the future, it will not have an immediate cash flow effect on the Company, but will result in an offset between tax owed and the approximately $29.4 million receivable from the Government of Antigua. It is too early to predict the final outcome of the appeals process or to estimate the ultimate amount of loss, if any, to the Company. Based on the advice from local Antiguan tax counsel, management believes the Company’s defenses to be meritorious and does not believe that the ultimate outcome will have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Economic Development Commission (“EDC”) completed a compliance review on the Company’s subsidiary in the US Virgin Islands on February 6, 2004. The compliance review covered the period from April 1, 1998 through March 31, 2003 and resulted from the Company’s application to request an extension of tax exemptions from the EDC. The Company is working with the EDC to resolve this matter. The Company received a notice of failure to make gross receipts tax payments of $504,919 and income tax payments of $2,240,070, not including interest and penalties. This is the first time that a position contrary to the Company’s or any position on this specific issue has been raised by the EDC. The Company intends to vigorously contest the EDC’s interpretation. In light of these events, and based on discussions with legal counsel, the Company established a tax accrual at December 31, 2003 for such exposure which approximates the amounts set forth in the EDC notice.

Notes to Unaudited Condensed Consolidated Financial Statements

(Continued)

CONTINGENT LIABILITIES

On July 25, 1995, a Company subsidiary, Societe des Carrieres de Grande Case (“SCGC”), entered into an agreement with Mr. Fernand Hubert Petit, Mr. Francois Laurent Petit and Mr. Michel Andre Lucien Petit, (collectively, “Petit”) to lease a quarry located in the French side of St. Martin. Another lease was entered into by SCGC on October 27, 1999 for the same and additional property. Another Company subsidiary, Bouwbedrijf Boven Winden, N.A. (“BBW”), entered into a material supply agreement with Petit on July 31, 1995. This agreement was amended on October 27, 1999. Pursuant to the amendment, the Company became a party to the materials supply agreement.

In May 2004, the Company advised Petit that it would possibly be removing its equipment within the timeframes provided in its agreements and made a partial quarterly payment under the materials supply agreement. On June 3, 2004, Petit advised the Company in writing that Petit was terminating the materials supply agreement immediately because Petit had not received the full quarterly payment and also advised that it would not renew the 1999 lease when it expired on October 27, 2004. Petit has refused to accept the remainder of the quarterly payment from the Company in the amount of $45,000.

Without prior notice to BBW, Petit obtained orders to impound BBW assets on St. Martin (the French side) and Sint Maarten (the Dutch side). The assets sought to be impounded include bank accounts and receivables. BBW has no assets on St. Martin, but approximately $341,000 of its assets have been impounded on Sint Maarten. In obtaining the orders, Petit claimed that $7.6 million is due on the supply agreement (the full payment that would be due by the Company if the contract continued for the entire potential term and the Company continued to mine the quarry), $2.0 million is due for quarry restoration and $3.0 million is due for pain and suffering. Petit has also made a claim that SCGC owes back rent of $2.0 million for land not under lease which the Company has allegedly utilized. The materials supply agreement provided that it could be terminated by the Company on July 31, 2004. As a result of the termination by Petit of the contract and the lease, the Company will not be extracting materials from these premises after October.

After conferring with its French counsel and upon review by management, the Company believes that it has valid defenses and offsets to Petit’s claims, including, among others, those relating to its termination rights and the benefit to Petit from the Company not mining the property. Based on such discussions and its review, management does not believe that the ultimate outcome of this matter will have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company is subject to certain Federal, state and local environmental laws and regulations. Management believes that the Company is in compliance with all such laws and regulations. Compliance with environmental protection laws has not had a material adverse impact on the Company’s consolidated financial condition, results of operations or cash flows in the past and is not expected to have a material adverse impact in the foreseeable future.

Notes to Unaudited Condensed Consolidated Financial Statements

(Continued)

Details regarding the Company’s other contingent liabilities are described fully in the Company’s 2003 Form 10-K. During 2004, there have been no material changes to the Company’s contingent liabilities.

SUBSEQUENT EVENTS

On July 30, 2004, the Company closed a transaction with Coconut Palm Capital Investors I, Ltd. (“Coconut Palm”), which the Company entered into on April 2, 2004. The transaction received shareholder approval at the annual meeting on July 30, 2004. Coconut Palm purchased from the Company 2,000,000 units for a purchase price of $9.00 per unit. Each unit (a “Unit”) consists of (i) 1 share of common stock, par value $0.10 (the “Common Stock”), of the Company (ii) a warrant to purchase 1 share of Common Stock at an exercise price of $10.00 per share with a term of 3 years, (iii) a warrant to purchase 1/2 share of Common Stock at an exercise price of $11.00 per share with a term of 4 years and (iv) a warrant to purchase 1/2 share of Common Stock at an exercise price of $15.00 per share with a term of 5 years. Based on the value of the warrants that are regarded as compensation for the owners of Coconut Palm Capital Investors I, Ltd, the Company will record compensation expense of $390,000 in the third quarter 2004.

Based on that number and the number of shares of Common Stock of the Company outstanding on July 30, 2004, Coconut Palm acquired approximately 35.3 percent of Common Stock outstanding immediately after the closing of the Purchase Agreement. Coconut Palm will also be entitled, on a fully diluted basis, to acquire up to 57.6 percent of the Common Stock of the Company outstanding upon exercise of the warrants. In addition, two individuals designated by Coconut Palm, Richard C. Rochon and Mario B. Ferrari, were elected to the Company’s board of directors.

In connection with the investment by Coconut Palm, the Company plans to enter into the security services business. The Company entered into an employment agreement (the “Employment Agreement”) with Stephen J. Ruzika on April 2, 2004 under which he would become the Company’s Executive Vice President and President of Devcon’s Security Services Division. Under the employment agreement, the Company will pay Mr. Ruzika an annual salary of $325,000 plus any bonuses that the Compensation Committee determines to pay him. The terms of the Employment Agreement provide that Mr. Ruzika will be granted 50,000 options with an exercise price of $9.00 per share. Compensation expense will be recorded for approximately $226,000 over the vesting period of three years. The Employment Agreement has a three-year term, which may be extended by the parties and non-competition provisions.

On July 30, 2004, the Company purchased a security services company managed and controlled by Mr. Ruzika for approximately $4.6 million, subject to certain purchase price adjustments after the closing. The Company paid the purchase price with a combination of $2.5 million in cash and 238,173 shares of the Company’s common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, as well as the financial statements and related notes included in the Company’s 2003 Form 10-K. Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act.

The forward-looking statements are and will be based upon our management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risks and uncertainties. Actual results, including our revenues from our Construction, Materials and new Security Services divisions, expenses, gross margins, cash flows, financial condition, and net income, as well as factors such as our competitive position, inventory levels, backlog, the demand for our products and services, customer base and the liquidity and needs of our customers, may differ materially from those contemplated by the forward-looking statements or those currently being experienced by the Company for a number of reasons, including but not limited to:

•	The strength of the construction economies on various islands in the Caribbean, primarily in the United States Virgin Islands, the Bahamas, Sint Maarten, St. Martin, Antigua and Puerto Rico. Our business is subject to economic conditions in our markets, including recession, inflation, deflation, general weakness in construction and housing markets, and changes in infrastructure requirements.

•	Our ability to maintain mutually beneficial relationships with key customers. We have a number of significant customers. The loss of significant customers, the financial condition of our customers or an adverse change to the financial condition of our significant customers could have a material adverse effect on our business or the collectibility of our receivables.

•	Unforeseen inventory adjustments or significant changes in purchasing patterns by our customers and the resultant impact on manufacturing volumes and inventory levels.

•	Adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors’ risk profiles. We have businesses in various foreign countries in the Caribbean. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar. We believe our most significant foreign currency exposure is the Euro.

•	Increased competition. The Materials division operates in markets, which are highly competitive on the basis of price and quality. We compete with local suppliers of ready-mix, and foreign suppliers of aggregates and concrete block. Competition from certain of these manufacturers has intensified in recent years and is expected to continue. The Construction division has local and foreign competitors in its markets. Customer and competitive pressures sometimes have an adverse effect on our pricing.

•	Our foreign operations may be affected by factors such as tariffs, nationalization, exchange controls, interest rate fluctuations, civil unrest, governmental changes, limitations on foreign investment in local business and other political, economic and regulatory conditions, risks or difficulties.

•	The effects of litigation, environmental remediation matters, and product liability exposures, as well as other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

•	Our ability to generate sufficient cash flows to support capital expansion, business acquisition plans, our share repurchase program, general operating activities, and our ability to obtain necessary financing at favorable interest rates.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions, and restrictions on repatriation of foreign investments.

•	The outcome of tax litigation in Antigua and the compliance review of our EDC benefits in the U.S. Virgin Islands.

•	The impact of unforeseen events, including war or terrorist activities, on economic conditions and consumer confidence.

•	Interest rate fluctuations and other capital market conditions.

•	Construction contracts with a fixed price sometimes suffer penalties that cannot be recovered by additional billing. These penalties may be due to circumstances in completing construction work, errors in bidding contracts, or changed conditions.

•	Adverse weather conditions, specifically heavy rains or hurricanes, which could reduce demand for our products.

•	Our ability to execute and profitably perform any contracts in the water desalination or sewage treatment business.

•	Our ability to execute and profitably perform the expansion into the new Security Services division. In the beginning the division will have overhead costs that will not be covered by its operations.

•	Our ability to find suitable targets to purchase for the Security Services division.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of our financial condition and results of operations is an analysis of the consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistently applied. Although our significant accounting policies are described in Note 1 of the notes to consolidated financial statements reported on our Form 10-K for December 31, 2003, the following discussion is intended to describe those accounting policies and estimates most critical to the preparation of our consolidated financial statements. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for credit losses, valuation of the Antigua and Barbuda notes, inventories and loss reserve for inventories, cost to complete of construction contracts, income taxes, including specifically the Antigua tax assessments, the EDC compliance review, tax on un-repatriated earnings, warranty obligations, asset retirement obligations, impairment charges, restructuring, business divestitures, pensions, deferral compensation and other employee benefit plans or arrangements, environmental matters, and contingencies and litigation. We base our estimates on historical experience and on various other factors that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue and earnings on construction contracts, including construction joint ventures are recognized on the percentage-of-completion-method based upon the ratio of costs incurred to estimated final costs, for which collectibility is reasonably assured. Provisions are recognized in the statement of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. Contract cost is recorded as incurred and revisions in contract revenue and cost estimates are reflected in the accounting period when known. Change-orders for additional contract revenue and revenue for claims are recognized if it is probable that they will result in additional revenue and the amount can be reliably estimated. We estimate costs to complete our construction contracts based on experience from similar work in the past. If the conditions of the work to be performed change or if the estimated costs are not accurately projected, the gross profit from construction contracts may vary significantly in the future. The foregoing, as well as weather, stage of completion and mix of contracts at different margins may cause fluctuations in gross profit between periods and these fluctuations may be significant.

•	We maintain allowances for doubtful accounts for estimated losses resulting from management’s review and assessment of our customers’ ability to make required payments. We consider the age of specific accounts, a customer’s payment history and specific collateral given by the customer to secure the receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. If the customers pay a previous impaired receivable, income is then recognized.

•	We write down inventory for estimated obsolescence or unmarketability arising from the difference between the cost of inventory and the estimated market value based upon assessments about current and future demand and market conditions. If actual market conditions were to be less favorable than those projected by management, additional inventory write downs could be required. If the actual market demand surpasses the projected levels, inventory write downs are not reversed.

•	We maintain an accrual for retirement agreements with the Company’s President and certain other employees. This accrual is based on the life expectancy of these persons and an assumed discount rate, weighted average, of 5.1 percent. Should the actual longevity vary significantly from the United States insurance norms, or should the discount rate used to establish the present value of the obligation vary, the accrual may have to be significantly increased or diminished at that time.

•	Based on written legal opinion from Antiguan counsel, we have not recorded a contingent liability of $6.1 million, excluding any interest or penalties, for taxes assessed by the Government of Antigua and Barbuda for the years 1995 through 1999. The Government may also assess further taxes for the years prior and subsequent to the assessed tax years.

The Company was informed that the Government withdrew in May, 2004 its assessment of $3.5 million for one our subsidiaries without prejudice. We continue to appeal the assessments for the other two entities. However, if our appeal is not successful, a significant tax liability may have to be recorded. We do not believe losing the appeal would have an immediate effect on our cash flow, as the Government of Antigua and Barbuda owes us in excess of $29.4 million, and we have the right to offset this against any amounts owed to the government.

•	The EDC completed a compliance review on our subsidiary in the US Virgin Islands on February 6, 2004. The compliance review covers the period from April 1, 1998 through March 31, 2003 and resulted from the Company’s application to request an extension of tax exemptions from the EDC. The Company is working with the EDC to resolve the issues raised. One of those issues is whether certain items of income qualified for exemption benefits under the Company’s then existing tax exemption, including notice of failure to make gross receipts tax payments of $504,919 and income taxes of $2,240,070, not including interest and penalties. This is the first time that a position contrary to the Company’s or any position on this specific issue has been raised by the EDC. The Company intends to vigorously contest the EDC’s interpretation. In light of these events, and based on discussions with legal counsel, the Company established a tax accrual at December 31, 2003 for such exposure which approximates the amounts set forth in the EDC notice.

•	We have $30.9 million of un-repatriated earnings in our foreign subsidiaries. We have no intention of bringing these earnings back to the United States, unless we can do so in a tax-free or cash-flow neutral manner. However, should we be forced to repatriate the earnings, we would have to recognize and pay a substantial U.S. federal income tax. The tax would be approximately 34 percent of the repatriated amount, or potentially $10.5 million, as of June 30, 2004.

•	We were accounting for the notes receivable from the Government of Antigua and Barbuda under the cost-recovery method until April 2000. Subsequent to a restructuring of the notes, we started to account for the notes using the accrual method. We record payments received, first to the projected principal reductions for the period, then to accrued interest, and lastly to additional reduction of principal. Interest income is recognized on the notes only to the extent payments are received for accrued interest. Should the payments from the government diminish substantially or become uncertain, we may have to revert to the cost-recovery method, impair the notes or adjust the implicit interest rate based on estimated future cash flows. This could decrease our earnings significantly. The Government did not make certain of its payments due in the first two quarters 2004 and certain quarters of 2003. As the Government has historically made most but not all payments specifically due to the Company under the Notes, the Company cannot be certain that the Government will comply with all of its payment obligations. We do not believe that the current delay in payments materially affects the recoverability of the recorded amount of the notes receivable.

•	We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

•	We determine our fixed assets recoverability on a subsidiary level or group of asset level. If we, as a result of our valuation in the future, assess the assets not to be recoverable, a negative adjustment to the book value of those assets may occur. On the other hand, if we impair an asset, and the asset continues to produce income, we may record earnings higher than they should have been if no impairment had been recorded.

We are not presently considering changes to any of our critical accounting policies and we do not presently believe that any of our critical accounting policies are reasonably likely to change in the near future. There have not been any material changes to the methodology used in calculating our estimates during the last three years. The CEO, CFO and the Audit Committee have reviewed all of the foregoing critical accounting policies and estimates.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 WITH THREE MONTHS ENDED JUNE 30, 2003

REVENUE

The Company’s revenue during the second quarter of 2004 was $15.3 million as compared to $14.4 million during the same period in 2003. This 6.2 percent increase was primarily due to an increase of $566,000 in materials revenue, and a smaller increase in construction revenue of $332,000.

The Company’s materials division revenue increased 5.6 percent to $10.7 million during the second quarter of 2004 as compared to $10.1 million for the same period in 2003, due to an increase of 14.8 percent in sales of concrete and minor increases in sales of aggregates and block. St. Croix’s revenue was 99.1 percent higher than the same quarter last year due to strongly increased demand for its aggregates and ready-mix products. We are encouraged to see an 88 percent increase in revenue on St. Maarten/St. Martin for the sale of aggregates compared to the same quarter last year. Also, sales of concrete and block products on the island are increasing. In total, the island is showing improvements in revenue; however, we cannot determine whether this trend will continue. If the Company stops the aggregates production in St. Martin, the sales volume will most likely diminish to some extent. Volumes in Antigua and St. Thomas decreased this quarter as compared to the same quarter last year, 25.2 and 13.1 percent, respectively. We believe that Antigua will improve shortly, although there is no assurance. Puerto Rico’s revenue also decreased, due to lower demand for aggregates on the island.

Revenue from the Company’s construction division increased 7.7 percent to $4.6 million during the second quarter of 2004 as compared to $4.3 million for the same period in 2003. This increase is mainly due to new contracts that were started in the Bahamas, offset to a lesser degree by lower revenue in Antigua and the US Virgin Islands. The Company’s backlog of unfilled portions of land development contracts at June 30, 2004 was $17.4 million, involving seven contracts. This is a significant increase from the backlog reported as of March 31, 2004 of $1.4 million for nine contracts. The backlog of contracts for a project in the Bahamas amounted to $11.9 million. A Company subsidiary and our President are minority partners of the entity developing this project. The Company expects that most of these contracts will be completed during 2004. The Company is actively bidding and negotiating additional projects in other areas of the Caribbean. The Company expects the demand for this division’s services will increase throughout 2004.

COST OF MATERIALS

Cost of materials as a percentage of materials revenue decreased to 81.6 percent during the second quarter of 2004 from 83.5 percent during the same period in 2003. This was the result of improved margins in St. Martin and St. Croix from increased volumes, offset by decreased margins in the US Virgin Islands and Antigua due to a change in the mix of products sold and reduced volumes.

COST OF CONSTRUCTION

Cost of construction as a percentage of construction revenue decreased to 62.1 percent during the second quarter of 2004 from 92.8 percent during the same period in 2003. This decrease is primarily attributable to revenue recognized on two contracts after collection of the outstanding amounts aggregating $470,000 that previously had not been recognized, as the collection of the receivables was not reasonably assured. The Company also realized improved margins as a result of marine equipment being active during most of the quarter and realized improved margins on certain contracts in the Bahamas. The estimated cost to complete, the varying profitability levels of individual contracts and the stage of completion of such contracts can affect the cost of construction and margins either positively or negatively.

OPERATING EXPENSES

Selling, general and administrative expense (“SG&A expense”) increased by 27.5 percent to $3.3 million for the second quarter of 2004. The increase in SG&A expense was primarily due to an increase of $200,000 in marketing, audit and legal professional fees, $169,000 in wages for salary increases and some added personnel, $170,000 in allowance for doubtful accounts and $115,000 in expense recognized for options to purchase Devcon shares extended to a joint venture partner. As a percentage of revenue, SG&A expense increased to 21.9 percent during the second quarter as compared to 18.3 percent for the same period last year.

Retirement and severance expenses were reduced to $92,000 for the second quarter of 2004 as compared to $211,000 for the same quarter in 2003, due to certain charges taken in 2003.

OPERATING INCOME (LOSS)

The Company had operating income of $277,000 for the second quarter of 2004 compared to an operating loss of $865,000 for the same period in 2003. The Company’s materials division operating loss was $42,000 during the second quarter of 2004 compared to $363,000 during the same period in 2003. This decrease in operating loss is primarily attributable to increased gross margin on St. Croix and Sint Maarten/St. Martin, offset to a lesser extent by reduced profits on St. Thomas and Antigua. The Company does not expect any significant improvement in the operating results for this division in the near future, as compared to the first two quarters of the year.

The Company’s construction division had operating income of $919,000 during the second quarter of 2004 compared to an operating loss of $285,000 during the same period in 2003. This improvement in operating result was primarily attributable to revenue recognized on two contracts after collection of the outstanding amounts aggregating $470,000 that previously had not been recognized, as the collection of the receivables was not reasonably assured, profits incurred as a result of idle marine equipment being active in the quarter and improved margins on certain contracts in the Bahamas. The varying profitability levels of individual contracts and the stage of completion of such contracts can affect the cost of construction and margins either positively or negatively. The Company expects to continue having positive results from this division at similar levels as the first two quarters of this year.

In light of the start up of the new Security division, the Company expects to increase its overhead expense in the next two quarters, without offsetting revenue until the Company has been able to execute its strategy.

OTHER INCOME (DEDUCTIONS)

Interest and other income decreased in the second quarter of 2004 to $489,000 compared to $823,000 for the same period in 2003, primarily due to a decrease in the interest recognized on the note receivable from the Government of Antigua and Barbuda (“Government”), offset to a lesser extent by increased interest income from financed construction projects. The Government did not comply with some of its payment obligations during the second quarter this year, and therefore interest recognized on the notes was significantly lower than last year. As the Government has historically made most but not all payments specifically due to the Company under the Notes, the Company cannot be certain that the Government will comply with all of its payment obligations in the third quarter; consequently, the Company believes that the interest to be recognized on the notes in the third quarter will continue at a low level.

INCOME TAXES

The Company operates in various tax jurisdictions with various tax rates, and depending on where profits or losses are recognized during the period, the effective tax rate will vary. In certain jurisdictions certain income is not taxable, and in certain jurisdictions, the Company enjoys certain tax exemptions. The tax expense in the second quarter of 2004 was primarily due to taxes accrued on taxable income in the United States and to accrued taxes in the U.S. Virgin

Islands. The effective tax rate was 14.9 percent. The Company also incurred some withholding taxes on management fees charged by the corporate office. The Company also had earnings in jurisdictions where the Company has tax loss carryforwards and where there is no corporate tax, which resulted in an overall lower effective tax rate.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 WITH SIX MONTHS ENDED JUNE 30, 2003

REVENUE

The Company’s revenue during the first six months of 2004 was $30.0 million as compared to $26.5 million during the same period in 2003. This 13.6 percent increase was primarily due to an increase in materials division revenue of $2.6 million.

The Company’s materials division revenue increased 14.0 percent to $21.3 million during the first six months of 2004 as compared to $18.7 million for the same period in 2003. This increase was due primarily to an 18.0 percent increase in revenue from aggregates sales and a 14.8 percent increase in revenue from concrete sales. We are also realizing increased revenue from other items; such as leases of equipment, sales of other products and home sales in Sint Maarten. Revenue in St. Croix showed increased 110 percent; also St Martin/Sint Maarten revenue increased 28 percent, while some other islands declined in volume, like Antigua and Puerto Rico.

Revenue from the Company’s construction division increased 12.7 percent to $8.7 million during the first six months of 2004 as compared to $7.8 million for the same period in 2003. This increase is primarily due to increased business in the Bahamas and certain dredging contracts, offset by decreased revenue in Antigua and the U.S. Virgin Islands, as work on certain contracts ended in late 2003 and the first quarter of 2004. However, the Company expects increased revenue in these areas from new contracts. The Company’s backlog of unfilled portions of land development contracts at June 30, 2004 was $17.4 million, involving seven contracts. The backlog of contracts for a project in the Bahamas amounted to $11.9 million. A Company subsidiary and our President are minority partners of the entity developing this project. The Company expects that most of these contracts will be completed during 2004. The Company is actively bidding and negotiating additional projects in other areas of the Caribbean. The Company expects the demand for this division’s services will increase throughout 2004.

COST OF MATERIALS

Cost of materials as a percentage of materials revenue decreased to 82.1 percent during the first six months of 2004 from 86.3 percent for the same period in 2003. This decrease was primarily the result of an increase in revenue on St. Croix and Sint Maarten/St. Martin. Most other islands also showed small improvement in margins mainly due to cost reductions and product mix changes.

COST OF CONSTRUCTION

Cost of construction as a percentage of construction revenue decreased to 64.8 percent during the first six months of 2004 from 102.6 percent during the same period in 2003. This decrease is primarily attributable to revenue recognized on two contracts after collection of the outstanding amounts aggregating $470,000 that previously had not been recognized, as the collection of the receivables was not reasonably assured. The Company also realized improved margins as a result of marine equipment being active during most of the two quarters and on certain contracts in the Bahamas. The estimated cost to complete, the varying profitability levels of individual contracts and the stage of completion of such contracts can affect the cost of construction and margins either positively or negatively.

OPERATING EXPENSES

Selling, general and administrative expense increased by 0.4 percent to $6.1 million for the first six months of 2004 compared to $6.0 million for the same period in 2003. The increase in SG&A expense was primarily due to increased wage expense of $136,000, expense recognized for options to purchase Devcon shares extended to a joint venture partner of $154,000 and increased travel cost of $99,000, partially offset due to improved result on foreign exchange of $279,000. As a percentage of revenue, SG&A expense decreased to 20.2 percent during the first six months as compared to 22.8 percent for the same period last year.

Retirement and severance expense for the first six months in 2004 was $401,000 as compared to $1.1 million for the same period last year. Last year’s expense includes certain additional charges related to the retirement of four executives.

The Company recorded impairment expense of $2.9 million in the first quarter of 2003, as further described in the notes to the unaudited condensed financial statements.

OPERATING INCOME (LOSS)

The Company had operating income of $425,000 for the first six months of 2004 compared to an operating loss of $7.7 million for the same period in 2003. The Company’s materials division operating loss was $88,000 during the first six months of 2004 compared to $4.9 million during the same period in 2003. This decrease in operating loss is primarily attributable to expenses taken in 2003 such as impairment of assets in St. Martin and other islands of $2.9 million, accelerated depreciation of $562,000 on assets in St. Thomas and Antigua, non-recurring accruals of retirement and severance expense. In addition, the division showed increased revenue and improved margins. The Company does not expect any significant improvement in the operating results for this division in the near future, as compared to the first two quarters of the year.

The Company’s construction division had operating income of $1.6 million during the first six months of 2004 compared to an operating loss of $1.4 million during the same period in 2003. This improvement in operating result was primarily attributable to substantial improved margins on certain contracts in the Bahamas, profits incurred as a result of idle marine equipment being active in the first six months of 2004 and revenue recognized on two contracts after collection of the outstanding amounts aggregating $470,000 that previously had not been recognized, as the collection of the receivables was not reasonably assured. The varying profitability levels of individual contracts and the stage of completion of such contracts can affect the cost of construction and margins either positively or negatively. The Company presently expects to continue to have positive results in this division at similar levels as in the first two quarter of this year, although there is no assurance.

The Company expects that its overhead expense will increase during the next two quarters, as a result of the startup of its new security services division and that the Company will not have sufficient revenue to offset this increase, at least unless and until the Company has been able to successfully execute its strategy.

OTHER INCOME (DEDUCTIONS)

Interest and other income decreased in the first six months of 2004 to $829,000 compared to $1.8 million for the same period in 2003, primarily due to a decrease in the interest recognized on the note receivable from the Government of Antigua, offset to a lesser extent by increased interest income from financed construction projects. The Government did not comply with some of its payment obligations during the first six months of this year, and therefore interest recognized on the notes was much lower than the same period last year. As the Government has historically made most but not all payments specifically due to the Company under the Notes, the Company cannot be certain that the Government will comply with all of its payment obligations in the third quarter; consequently, the Company believes that the interest to be recognized on the notes in the third quarter will continue at a low level.

INCOME TAXES

The Company operates in various tax jurisdictions with various tax rates, and depending on where profits or losses are recognized during the period, the effective tax rate will vary. In certain jurisdictions certain income is not taxable, and in certain jurisdictions, the Company enjoys certain tax exemptions. The effective tax rate for the six months ended June 30, 2004 was 35.3 percent as compared to 0.4 percent for the same period in 2003, primarily due to the establishment of a valuation allowance on net operating losses created during 2003, taxable income in the United States and accrued taxes in the U.S. Virgin Islands.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally funds its working capital needs from operations and bank borrowings. In the land development construction business, the Company must expend considerable funds for equipment, labor and supplies to meet the needs of particular projects. The Company’s capital needs are greatest at the start of any new contract, since the Company generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is sometimes withheld as retainage until all work is complete, further increasing the need for capital. During the first six months of 2004, the Company provided long-term financing in the amount of $1.0 million to certain customers who utilized its land development construction services and purchased materials, equipment or property. The outstanding balances of the previously financed construction services, materials and equipment totaled $7.0 million as of June 30, 2004, all of which is due to be paid within the next three years. The Company has also provided financing for other business ventures from time to time. With respect to the Company’s materials division, accounts receivable are typically outstanding for a minimum of 60 days and in some cases much longer.

The nature of the Company’s business requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs of such equipment. These purchases of equipment totaled $3.9 million during the first six months this year and should result in cash expenditures of approximately $5.0 million during the full year. The high volume of purchases of equipment is due to increased work in the construction division. The Company has, since the beginning of 2000, funded most of these expenditures out of its current working capital. Management believes the cash flow from operations, existing working capital, and funds available from lines of credit will be adequate to meet the Company’s needs during the next 12 months. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases; however, since 2001 there are no outstanding amounts owed to these lenders. Management believes it has significant collateral and financial stability to be able to obtain significant financing, should it be required, though no assurance can be made.

As of June 30, 2004, the Company’s liquidity and capital resources included cash and cash equivalents of $8.4 million and working capital of $15.8 million. As of June 30, 2004, total outstanding liabilities were $20.1 million. As of June 30, 2004, the Company had available lines of credit totaling $1.4 million.

Cash flows provided by operating activities for the six months ended June 30, 2004 were $1.0 million compared to $1.3 million used in operating activities for the same period in 2003. The primary source of cash for the first six months in 2004 was earnings, an increase in accounts payable, accruals and other liabilities of $997,000 and an increase in tax payable of $668,000, offset to a lesser extent by an increase in prepaid expenses and other current assets of $1.4 million and an increase in receivables of $891,000.

Net cash used in investing activities was $2.9 million in the first six months of 2004. Purchases of property, plant and equipment were $3.9 million and receipts on notes receivable were $1.2 million. Net cash provided by financing activities was $269,000 for the first six months of 2003, consisting primarily of the issuance of stock.

The Company’s accounts receivable averaged 57 days of sales outstanding as of June 30, 2004. This is a decrease compared to 59 days at the end of December 2003. The Company’s materials segment improved to 51 days as compared to 55 days at the end of last quarter, mainly due to faster collections in St. Croix. The construction segment increased to 69 days as compared to 68 days at the end of last year. The slowdown in collections was primarily due to receivables for work in the Bahamas and Aruba.

The Company has an unsecured credit line of $1.0 million with a bank in Florida. The credit line expires in June 2005 and the bank can also demand repayment of the loan and cancellation of the overdraft facility, if certain financial or other covenants are in default. The Company is in compliance with the covenants as of June 30, 2004. There was no outstanding balance as of June 30, 2004. The interest rate on indebtedness outstanding under the credit line is at a rate variable with LIBOR.

In May 2003, the Company entered into a joint venture with a utility equipment company to own and/or operate reverse osmosis fresh water, wastewater treatment and power systems. The joint venture is 80 percent owned by Devcon. As the Company approves projects, Devcon will fund the venture with up to $2.4 million in cash and loans plus a guarantee of up to an additional $2.4 million in project financing. As of June 30, 2004, there has been one project funded $698,000, a smaller rental unit has been built and purchased, and a second rental unit has recently been ordered. The rental units are leased to prospective customers on temporary basis for an immediate need of water.

The Company has borrowed approximately $2.0 million from the Company President. The note is unsecured and bears interest at the prime rate. Two hundred twenty-five thousand is due on demand, and $1.8 million is due on July 1, 2005. The President has the option of making the note due on demand should a “Change of Control” occur. A Change of Control has occurred if a person or group acquires 15.0 percent or more of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15.0 percent or more of the common stock. This would occur if consummated, however, of the amount borrowed, $1.7 million is collateral for a loan guarantee that the President has extended to the Company on behalf of a project in the Bahamas, in which the President and the Company have a minority ownership.

The Company has entered into retirement agreements with certain existing and retired executives of the Company. The net present value of future liabilities for these arrangements as of June 30, 2004 was $3.5 million, of which $1.7 million is for the Company’s President. The Company has used an average discount rate of 5.1 percent and standard mortality tables.

As part of the 1995, subsequently renegotiated in 1999, acquisition of Societe des Carrieres de Grand Case (“SCGC”), a French company operating a ready-mix concrete plant and quarry in St. Martin, the Company agreed to pay the quarry owners, who were also the owners of SCGC, a royalty payment of $550,000 per year through July 2004 and rent of $50,000 per year through October 2004. The agreements cover a 15-year period, but may be cancelled at either party’s option in 2004 and 2005, respectively. At the end of the 15-year royalty period, the Company has the option to purchase this 50-hectare property for $4.4 million. In May 2004 the Company’s subsidiary entered into discussions about terminating the lease and to stop the quarry operations on St. Martin. In June 2004, the quarry owner terminated the lease contract as of October 27, 2004, and terminated a material supply contract. The Landlord has commenced certain proceedings with respect to the foregoing (see Contingent Liabilities). In the event that the proceedings are not resolved or other agreement is not reached the Company’s subsidiary has standby plans to relocate the equipment to other operations of the Company or sell them. The Company accrued for quarry restoration costs and recognized an impairment charge on the assets in the first quarter of 2003 and does not expect any further impairment, restoration costs or closing costs, except for possible severance cost depending of the future actions of the parties.

Receivables at June 30, 2004 include a net balance of $6.0 million, consisting of promissory notes due from the Government of Antigua and Barbuda, of which $5.7 million is classified as a long-term receivable. The gross balance of the notes is $29.4 million. The notes were restructured on April 28, 2000 and call for both quarterly and monthly principal and interest payments until maturity in 2015. As the Government has historically made most but not all payments specifically due to the Company under the Notes, the Company cannot be certain that the Government will comply with all of its payment obligations. During the first six months this year, the Government did not make some of the payments due under the notes; therefore, the interest recognized on the notes was lower than expected. The notes are paid from agreed upon sources, which consist of lease proceeds from the rental of a United States military base, fuel tax revenue, proceeds from a real estate venture and other sources. Receipts recorded for the three months ended June 30, 2004 were $445,000, of which $117,000 was recorded as reduction of principal.

During the second quarter of 2003, the Company issued a construction contract performance guaranty together with one of the Company’s customers for $5.1 million. The Company issued a letter of credit for $500,000 as collateral for the transaction and has not had any expenses in connection with this transaction. The construction project was substantially complete as of October 1, 2003, however the construction contract provides for a guarantee of materials and workmanship for a period of two years subsequent to the issuance of a certificate of occupancy. If the owner of the project does not declare a default during a one-year period, the letter of credit will be voided. The Company received an up front fee of $154,000. At the same time, a long-term liability of the same amount has been recorded, which may be recognized to income, once it is determined that no obligation exists for the project, less any amounts paid by us in connection with the performance guarantee.

The Company did not repurchase any shares in the second quarter of 2004. The repurchase plan is still in existence and may be utilized from time to time up to the remaining balance of $576,000; however, the Company does not anticipate repurchasing the full amount of the plan.

On July 30, 2004, the Company closed the transaction with Coconut Palm Capital Investors I, Ltd. (“Coconut Palm”), which the Company entered into on April 2, 2004. The transaction received shareholder approval at the annual meeting on July 30, 2004. Coconut Palm purchased from the Company 2,000,000 units for a purchase price of $9.00 per unit. Each unit (a “Unit”) consists of (i) 1 share of common stock, par value $0.10 (the “Common Stock”), of the Company (ii) a warrant to purchase 1 share of Common Stock at an exercise price of $10.00 per share with a term of 3 years, (iii) a warrant to purchase 1/2 share of Common Stock at an exercise price of $11.00 per share with a term of 4 years and (iv) a warrant to purchase 1/2 share of Common Stock at an exercise price of $15.00 per share with a term of 5 years. Based on the value of the warrants that are regarded as compensation for the owners of Coconut Palm Capital Investors I, Ltd, the Company will record compensation expense of $390,000 in the third quarter 2004.

Based on that number and the number of shares of Common Stock of the Company outstanding on July 30, 2004, Coconut Palm acquired approximately 35.3 percent of Common Stock outstanding immediately after the closing of the Purchase Agreement. Coconut Palm will also be entitled, on a fully diluted basis, to acquire up to 57.6 percent of the Common Stock of the Company outstanding upon exercise of the warrants. In addition, two individuals designated by Coconut Palm, Richard C. Rochon and Mario B. Ferrari, were elected to the Company’s board of directors.

In connection with the investment by Coconut Palm, the Company plans to enter into the security services business. The Company entered into an employment agreement (the “Employment Agreement”) with Stephen J. Ruzika on April 2, 2004 under which he would become the Company’s Executive Vice President and President of Devcon’s Security Services Division. Under the employment agreement, the Company will pay Mr. Ruzika an annual salary of $325,000 plus any bonuses that the Compensation Committee determines to pay him. The terms of the Employment Agreement provide that Mr. Ruzika will be granted 50,000 options with an exercise price of $9.00 per share. Compensation expense will be recorded for approximately $226,000 over the vesting period of three years. The Employment Agreement has a three-year term, which may be extended by the parties, with standard non-competition provisions and other material terms.

On July 30, 2004, the Company purchased a security services company managed and controlled by Mr. Ruzika for approximately $4.6 million, subject to certain purchase price adjustments after the closing. The Company paid the purchase price with a combination of $2.5 million in cash and 238,173 shares of the Company’s Common Stock. The net effect of the two transactions is that the Company has increased its liquidity at July 30 by over $15 million. The Company expects to use these funds and more to execute its strategy for the Security Services division.

RELATED PARTY TRANSACTIONS

The Company has certain transactions with some of the Directors or employees. Details regarding the Company’s transactions with related parties are described fully in the Company’s 2003 Form 10-K and Form 10-K/A.

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

The Company has various construction contracts with an entity in the Bahamas. The President, a director and a subsidiary of the Company are minority shareholders in the entity, owning 11.3 percent, 1.55 percent and 1.2 percent, respectively. Mr. Smith, the President, is also a member of the entity’s managing committee. The contract for $29.3 million was completed during the second quarter. The Company entered into various smaller contracts with the entity the first half of 2004, totaling $1.0 million, which have all been completed. Recently the Company entered into a $13.0 million contract to construct a marina and breakwater for the same entity. The entity secured third party financing for this latter contract. In connection with contracts with the entity in the Bahamas, the Company recorded revenue of $2.0 million for both six-month periods ended

June 30, 2004 and 2003, and $1.6 million and $1.2 million for the three-month period ended June 30, 2004 and 2003.

The outstanding balance of trade receivables from the entity in Bahamas was $1.2 million and $909,000 as of June 30, 2004 and December 31, 2003, respectively. The outstanding balance of long-term note receivables was $2.6 million and $2.5 million as of June 30, 2004 and December 31, 2003, respectively. The Company has recorded interest income of $101,000 and $62,000 for the six-month period ended June 30, 2004 and 2003, respectively, and $51,000 and $60,000 for the three-month period ended June 30, 2004 and 2003, respectively. The cost and estimated earnings in excess of billings, net, was $182,000 and $269,000 as of June 30, 2004 and December 31, 2003, respectively. Mr. Smith has guaranteed the payment of the receivables from the entity, up to a maximum of $3.0 million, including the deferral agreement described above.

The Company has borrowed monies from Mr. Smith, our President, to provide long-term financing to the Company and security for a payment-guarantee issued by Mr. Smith on behalf of an entity in the Bahamas. The outstanding amount was $2.0 million and $2.1 million, as of June 30, 3004 and December 31, 2003, respectively. The loan is documented with an unsecured note; of which $225,000 is payable on demand and $1.8 million is due on July 1, 2005. The interest charged by Mr. Smith is at the prime rate. Management believes that these terms are similar to what the Company would be able to achieve if it was to borrow this money from a bank.

The Company’s subsidiary in Puerto Rico sells a significant portion of its products to a company controlled by a minority shareholder in the subsidiary. The Company’s revenue from these sales was $614,000 and $704,000, for the three-month period ended June 30, 2004 and 2003, and $1.3 million and $1.4 million, for the six-month period ended June 30, 2004 and 2003, respectively, and the outstanding balance of receivables from the minority shareholder was $218,000 and $195,000 as of June 30, 2004 and December 31, 2003, respectively. This minority shareholder is controlled by one of our directors; Jose A. Bechara, Jr. Esq. The price of the products is governed by firm supply agreements, renegotiated every other year. Comparable prices from other quarries are studied and used in the price negotiation.

Company policies and codes provide that related party transactions be approved in advance by either the Audit Committee or a majority of disinterested directors. As indicated, the Company has a construction contract, totaling $29.3 million with an entity in the Bahamas in which the Company’s President and a director are minority shareholders. During the last half of 2003 and the first half of 2004, a Company subsidiary commenced certain additional work for this entity for it; which it has billed or is billing approximately $1.0 million, of which $69,000 has been paid through June 30, 2004. The Company did not obtain Audit Committee approval prior to doing the additional work. Subsequently, the Audit Committee has reviewed the work and determined that the terms and conditions under which the Company entered into such work were similar to the terms and conditions of work the Company has agreed to perform for unrelated third parties. As of June 30, 2004, payment guarantees have been attained for $560,000, and other payment commitments for $419,000. In addition to the guarantee Mr. Smith has provided with respect to earlier work for this entity as described above, Mr. Smith has guaranteed $270,000 of the amount due for this work, included in the above guarantee figure. Taking into consideration the amount paid for this work, guarantees and other factors, the Company believes that this work will be profitable for the Company.

On April 1, 2004, our Audit committee approved a transaction to enter into an excavation contract with the entity in the Bahamas to excavate certain parcels of the entity’s real estate. The payment of the contract is guaranteed in full by Donald L. Smith, Jr., our Chairman, Chief Executive Officer and President and two other owners of the entity. In the event that the entity does not pay the contract within a certain period, the Company will finance the guarantors the outstanding balance in an amount up to $485,000, which will be paid in 18 months accruing interest at a rate of six percent.

Effective April 1, 2004, a subsidiary of the Company acquired the assets of a ready-mix operation from the entity in the Bahamas. The joint venture acquired 14 percent in the subsidiary and the Company offset monies due the Company against payment for the assets.

There have been no other material changes to the Company’s related party transactions as disclosed in the Company’s 2003 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks due primarily to changes in interest rates, which it manages primarily by managing the maturities of its financial instruments. The Company does not use derivatives to alter the interest characteristics of its financial instruments. Management does not believe a change in interest rate will materially affect the Company’s financial position or results of operations.

The Company has significant operations overseas. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. The foreign functional currencies that the Company deals with are Netherlands Antilles Guilders, Eastern Caribbean Units and Euros. The first two are pegged to the U.S. dollar and have remained fixed for many years. Management does not believe a change in the Euro exchange rate will materially affect the Company’s financial position or result of operations. The French operations are approximately 10 percent of the Company’s total operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. As of the end of the period covered by this Quarterly Report, on Form 10-Q, we carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is from time to time involved in routine litigation arising in the ordinary course of its business, primarily related to its construction activities.

On July 25, 1995, a Company subsidiary, Societe des Carrieres de Grande Case (“SCGC”), entered into an agreement with Mr. Fernand Hubert Petit, Mr. Francois Laurent Petit and Mr. Michel Andre Lucien Petit, (collectively, “Petit”) to lease a quarry located in the French side of St. Martin. Another lease was entered into by SCGC on October 27, 1999 for the same and additional property. Another Company subsidiary, Bouwbedrijf Boven Winden, N.A. (“BBW”), entered into a material supply agreement with Petit on July 31, 1995. This agreement was amended on October 27, 1999. Pursuant to the amendment, the Company became a party to the materials supply agreement.

In May 2004, the Company advised Petit that it would possibly be removing its equipment within the timeframes provided in its agreements and made a partial quarterly payment under the materials supply agreement. On June 3, 2004, Petit advised the Company in writing that Petit was terminating the materials supply agreement immediately because Petit had not received the full quarterly payment and also advised that it would not renew the 1999 lease when it expired on October 27, 2004. Petit has refused to accept the remainder of the quarterly payment from the Company in the amount of $45,000.

Without prior notice to BBW, Petit obtained orders to impound BBW assets on St. Martin (the French side) and Sint Maarten (the Dutch side). The assets sought to be impounded include bank accounts and receivables. BBW has no assets on St. Martin, but approximately $341,000 of its assets have been impounded on Sint Maarten. In obtaining the orders, Petit claimed that $7.6 million is due on the supply agreement (the full payment that would be due by the Company if the contract continued for the entire potential term and the Company continued to mine the quarry), $2.0 million is due for quarry restoration and $3.0 million is due for pain and suffering. Petit has also made a claim that SCGC owes back rent of $2.0 million for land not under lease which the Company has allegedly utilized. The materials supply agreement provided that it could be terminated by the Company on July 31, 2004. As a result of the termination by Petit of the contract and the lease, the Company will not be extracting materials from these premises after October.

After conferring with its French counsel and upon review by management, the Company believes that it has valid defenses and offsets to Petit’s claims, including, among others, those relating to its termination rights and the benefit to Petit from the Company not mining the property. Based on such discussions and its review, management does not believe that the ultimate outcome of this matter will have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company is subject to certain Federal, state and local environmental laws and regulations. Management believes that the Company is in compliance with all such laws and regulations. Compliance with environmental protection laws has not had a material adverse impact on the Company’s consolidated financial condition, results of operations or cash flows in the past and is not expected to have a material adverse impact in the foreseeable future.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matter to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 3.1	Articles of Amendment to Articles of Incorporation of the Company.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

The Company filed form 8-K on April 5, 2004 announcing the agreement to sell shares for up to $18 million to Coconut Palm Investors I, Ltd. and other details, and to the future addition of three new directors of the Company’s Board of Directors.

The Company filed form 8-K on August 4, 2004 giving information about earnings and an upcoming conference call with analysts.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 9, 2004	/s/ JAN A. NORELID
Jan A. Norelid
Chief Financial Officer,
Chief Accounting Officer and
Vice President, Finance

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Articles of Amendment to Articles of Incorporation of the Company.

31.1	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.