Form 10-Q
period 2004-09-30
DEVCON INTERNATIONAL CORP
filed 2004-11-12
CIK 28452

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 8, 2004 the number of shares outstanding of the Registrant’s Common Stock was 5,693,404.

Intentionally left blank

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

PART I    Financial Information

Item 1. Financial Statements

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

(Unaudited)

	September 30, 2004	December 31, 2003
Assets

Current assets:
Cash and cash equivalents	$22,530,301	$10,030,006
Accounts receivables, net	9,903,506	9,320,878
Accounts receivables, related party, net	3,238,024	1,103,356
Notes receivables, current portion, net	2,987,409	2,214,437
Costs and estimated earnings in excess of billings	1,077,472	1,170,572
Inventories	3,702,393	3,520,687
Prepaid expenses and other current assets	2,352,742	670,435

Total current assets	45,791,847	28,030,371

Property, plant and equipment, net:
Land	1,503,369	1,432,068
Buildings	828,159	597,366
Leasehold improvements	3,218,931	3,200,796
Equipment	49,558,143	47,018,090
Furniture and fixtures	815,180	700,988
Construction in process	1,879,410	861,723

	57,803,192	53,811,031
Less accumulated depreciation	(30,227,997)	(29,861,762)

Total property, plant & equipment, net	27,575,195	23,949,269

Investments in unconsolidated joint ventures and affiliates	350,325	349,413
Notes receivables, related party, net	2,722,186	2,481,226
Notes receivables, other, net	7,284,877	8,437,874
Intangible assets, net of amortization	4,849,348	—
Other assets	1,709,017	1,170,589

Total assets	$90,282,795	$64,418,742

See accompanying notes to unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

(Unaudited)

(Continued)

	September 30, 2004	December 31, 2003
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade and other	$3,982,771	$3,606,120
Accrued expenses and other liabilities	5,843,681	3,927,906
Line of credit	173,653	—
Current installments of long-term debt, related party	1,995,000	300,000
Current installments of long-term debt	46,571	51,355
Billings in excess of costs and estimated earnings	1,103,042	676,207
Income taxes payable	1,577,917	3,629,215

Total current liabilities	14,722,635	12,190,803

Long-term debt, excluding current installments, related party	—	1,770,000
Long-term debt, excluding current installments	604,287	654,143
Other long-term liabilities	4,710,022	4,254,728

Total liabilities	20,036,944	18,869,674

Stockholders’ equity:
Common stock, $0.10 par value. Authorized 50,000,000 shares, issued 5,761,304 in 2004 and 3,403,173 in 2003, outstanding 5,693,404 in 2004 and 3,316,373 shares in 2003	576,130	338,317
Additional paid-in capital	29,465,935	9,208,980
Retained earnings	42,018,841	37,740,039
Accumulated other comprehensive loss - cumulative translation adjustment	(1,351,737)	(1,148,402)
Treasury stock, at cost, 67,900 and 86,800 shares in 2004 and 2003, respectively	(463,318)	(589,866)

Total stockholders’ equity	70,245,851	45,549,068

Commitments and contingencies

Total liabilities and stockholders’ equity	$90,282,795	$64,418,742

See accompanying notes to unaudited condensed consolidated financial statements.

Intentionally left blank

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Materials revenue	$11,542,656	$9,332,194	$31,545,699	$26,616,662
Materials revenue, related party	161,044	639,145	1,469,034	2,052,883
Construction revenue	3,316,595	2,774,205	10,013,463	8,557,463
Construction revenue, related party	4,386,020	1,313,217	6,427,316	3,284,099
Revenue, other	442,636	—	442,636	—

Total revenue	19,848,951	14,058,761	49,898,148	40,511,107

Cost of materials	(9,478,608)	(8,517,849)	(26,976,832)	(24,646,116)
Cost of construction	(5,201,057)	(3,353,981)	(10,859,245)	(11,309,178)
Cost of other	(307,363)	—	(307,363)	—

Gross profit	4,861,923	2,186,931	11,754,708	4,555,813

Operating expenses:
Selling, general and administrative expenses	(4,019,627)	(2,182,755)	(10,086,293)	(8,222,335)
Retirement and severance expenses	(790,181)	(360,657)	(1,190,904)	(1,504,162)
Impairment of assets	—	—	—	(2,859,235)

Operating income (loss)	52,115	(356,481)	477,511	(8,029,919)

Other income (deductions):
Joint venture equity gain	471	112,737	(13,809)	106,991
Minority interest	(10,888)	—	(735)	—
Interest expense	(44,146)	(29,906)	(126,237)	(111,325)
Interest income	641,278	760,380	1,470,391	2,315,221
Other (deductions) income	(63,279)	193,958	(63,279)	425,996

	523,436	1,037,169	1,266,331	2,736,883

Income (loss) before income taxes	575,551	680,688	1,743,842	(5,293,036)

Income tax benefit (expense)	3,021,455	(49,726)	2,608,886	(28,142)

Net income (loss)	$3,597,006	$630,962	$4,352,728	$(5,321,178)

Net income (loss) per share
Basic	$0.72	$0.19	$1.11	$(1.58)

Diluted	$0.60	$0.18	$0.98	$(1.58)

Weighted average number of shares outstanding
Basic	4,977,252	3,312,065	3,914,482	3,365,317

Diluted	5,968,580	3,591,736	4,463,107	3,365,317

See accompanying notes to unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Sept 30, 2004	Sept 30, 2003
Cash flows from operating activities:
Net income (loss)	$4,352,728	$(5,321,178)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash stock compensation	231,090	—
Non-cash compensation expense for warrants	390,000	—
Depreciation and amortization	3,642,273	4,165,994
Loss on impairment of customer accounts	45,510	—
Deferred income taxes benefit	(804,744)	(296,409)
Provision for doubtful accounts and notes	301,025	49,527
Impairment of long-lived assets	—	2,859,235
Gain on sale of equipment and property	(113,267)	(425,996)
Minority interest	735	—
Joint venture equity loss	77,088	33,009
Changes in operating assets and liabilities:
Increase in accounts receivables, net	(1,947,599)	(3,557,471)
Increase in accounts receivables, related party	(2,134,668)	(612,129)
Decrease in costs and estimated earnings in excess of billings	93,100	779,538
(Increase) decrease in inventories	(90,788)	185,922
Increase in prepaid expenses and other current assets	(1,070,966)	(188,789)
Increase in other assets	(2,600)	(514,449)
Increase in accounts payable, accruals and other liabilities	2,265,413	581,660
Decrease in billings in excess of costs and estimated earnings	426,835	669,941
(Decrease) increase in income taxes payable	(2,051,298)	340,097
Increase in other long-term liabilities	142,062	1,453,898

Net cash provided by operating activities	$3,751,929	$202,400

See accompanying notes to unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2004 and 2003

(Unaudited)

(Continued)

	Sept 30, 2004	Sept 30, 2003
Cash flows from investing activities:
Purchases of property, plant and equipment	$(7,405,685)	$(2,014,846)
Cash used in business acquisition, net of cash acquired	(3,145,724)	—
Proceeds from sale of property and equipment	56,133	356,469
Payments received on notes receivable, related party	6,088	18,882
Payments received on notes receivable, other	1,668,471	3,641,851
Investment in and advances to unconsolidated joint ventures	(78,000)	(9,000)
Issuance of notes receivable	(159,595)	(830,689)

Net cash (used in) provided by investing activities	$(9,058,312)	$1,162,667

Cash flows from financing activities:
Proceeds from issuance of stock	$17,887,774	$227,533
Purchase of treasury stock	—	(1,419,433)
Net borrowings (repayments) on lines of credit	173,653	(11,000)
Principal payments on debt, related party	(75,000)	—
Principal payments on debt	(47,171)	(29,923)

Net cash provided by (used in) financing activities	$17,939,256	$(1,232,823)

Effect of exchange rate changes on cash	(132,578)	(11,273)

Net increase in cash and cash equivalents	12,500,295	$120,971
Cash and cash equivalents, beginning of period	10,030,006	8,977,293

Cash and cash equivalents, end of period	$22,530,301	$9,098,264

Supplemental disclosures of cash flow information Cash paid for:
Interest	$125,999	$111,177

Income taxes	$88,543	$71,163

Supplemental disclosures of non-cash investing and financing activities:
Receipt of notes in settlement of receivables,
related party	$—	$—

other	$1,121,133	$4,134,262

Retirement of treasury stock	$126,548	$1,674,347

Translation gain adjustment	$203,335	$349,012

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of Devcon International Corp. and its majority-owned subsidiaries (the “Company”). The accounting policies followed by the Company are set forth in Note (l) to the Company’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 Form 10-K”). The unaudited condensed financial statements for the three and nine months ended September 30, 2004 and 2003 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2004 and the results of its operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004 and 2003 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2003 Form 10-K.

NET INCOME (LOSS) PER SHARE

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

Notes to Unaudited Condensed Consolidated Financial Statements

(Continued)

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Net income (loss)	3,597,006	630,962	4,352,728	(5,321,178)

Weighted average shares outstanding	4,977,252	3,312,065	3,914,482	3,365,317
Dilutive effect of:
Warrants	588,348	—	196,116	—
Options and employee stock options	402,980	279,671	352,509	—

Diluted weighted average number of shares outstanding	5,968,580	3,591,736	4,463,107	3,365,317

Net income (loss) per share
Basic	$0.72	$0.19	$1.11	$(1.58)
Diluted	$0.60	$0.18	$0.98	$(1.58)

For additional disclosures regarding the employee stock options, see the 2003 Form 10-K.

COMPREHENSIVE INCOME (LOSS)

The Company’s total comprehensive income (loss), comprised of net income (loss) and foreign currency translation adjustments, for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended		Nine Months Ended
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Net income (loss)	$3,597,006	$630,962	$4,352,728	$(5,321,178)
Other comprehensive income (loss) - foreign currency transaction adjustments	66,966	(35,775)	(203,335)	394,012

Total comprehensive income (loss)	$3,663,972	$595,187	$4,149,393	$(4,927,166)

STOCK-BASED COMPENSATION

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations.” No stock-based compensation cost is reflected in net income (loss) for these plans, as all options granted under these plans had an exercise price equal to or higher than the market value of the underlying common stock on the date of grant, except for 50,000 options granted to Mr. Ruzika, the Company President, for which a charge of $225,000 will be taken over the 3-year vesting period of said options. The expense recorded was $6,000 for the three and nine-month period ending September 30, 2004. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value

Notes to Unaudited Condensed Consolidated Financial Statements

(Continued)

recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation”, to stock based compensation:

	Three Months Ended		Nine Months Ended
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Net income (loss), as reported	$3,597,006	$630,962	$4,352,728	$(5,321,178)
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(107,259)	(21,930)	(162,626)	(114,391)

Net income (loss), as adjusted	$3,489,747	$609,032	$4,190,102	$(5,435,569)

Earning (loss) per share:
Basic, as reported	$0.72	$0.19	$1.11	$(1.58)
Diluted, as reported	0.60	0.18	0.98	(1.58)

Basic, as adjusted	0.70	0.18	1.07	(1.62)
Diluted, as adjusted	0.58	0.17	0.94	(1.62)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

SEGMENT REPORTING

The following sets forth the revenue and income before income taxes for each of the Company’s business segments for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Revenue (including inter-segment)
Materials	$11,990,825	$9,787,933	$33,352,473	$28,306,578
Construction	7,894,404	4,400,910	16,989,748	12,721,901
Other	442,636	—	442,636	—
Elimination of inter-segment	(478,914)	(130,082)	(886,709)	(517,372)

Total revenue	$19,848,951	$14,058,761	$49,898,148	$40,511,107

Operating income (loss)
Materials	$(12,000)	$(120,000)	$(100,000)	$(5,064,000)
Construction	1,816,000	253,000	3,458,000	(1,129,000)
Other	(135,000)	—	(135,000)	—
Unallocated corporate overhead	(1,616,885)	(489,481)	(2,745,489)	(1,836,919)

Total operating income (loss)	52,115	(356,481)	477,511	(8,029,919)
Other income, net	523,436	1,037,169	1,266,331	2,736,883

Income (loss) before income taxes	$575,551	$680,688	$1,743,842	$(5,293,036)

Notes to Unaudited Condensed Consolidated Financial Statements

(Continued)

ACCOUNTING POLICY

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Pursuant to FASB Statement No. 142 (“FASB 142”), goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB 142. The Company will test goodwill for impairment as of June 30, 2005 and annually thereafter. FASB 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

The Economic Development Commission (“EDC”) completed a compliance review on the Company’s subsidiary in the US Virgin Islands on February 6, 2004. The compliance review covered the period from April 1, 1998 through March 31, 2003 and resulted from the Company’s application to request an extension of tax exemptions from the EDC. The Company is working with the EDC to resolve this matter. The Company received a notice of failure to make gross receipts tax payments of $505,000 and income tax payments of $2.2 million, not including interest and penalties. This is the first time that a position contrary to the Company’s or any position on this specific issue has been raised by the EDC. The Company intends to vigorously contest the EDC’s interpretation. In light of these events, and based on discussions with legal counsel, the Company established a tax accrual at December 31, 2003 for such exposure which approximates the amounts set forth in the EDC notice. The statute of limitations for the government to put forward a claim has expired for the income tax return filed by the Company in September 2001 and the Company reversed $2.3 million of the tax accrual in the third quarter of 2004.

CONTINGENT LIABILITIES

On July 25, 1995, a Company subsidiary, Société des Carriéres de Grande Case (“SCGC”), entered into an agreement with Mr. Fernand Hubert Petit, Mr. Francois Laurent Petit and Mr. Michel Andre Lucien Petit, (collectively, “Petit”) to lease a quarry located in the French side of St. Martin. Another lease was entered into by SCGC on October 27, 1999 for the same and additional property. Another Company subsidiary, Bouwbedrijf Boven Winden, N.A. (“BBW”), entered into a material supply agreement with Petit on July 31, 1995. This agreement was amended on October 27, 1999. Pursuant to the amendment, the Company became a party to the materials supply agreement.

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

Notes to Unaudited Condensed Consolidated Financial Statements

(Continued)

Without prior notice to BBW, Petit obtained orders to impound BBW assets on St. Martin (the French side) and Sint Maarten (the Dutch side). The assets sought to be impounded include bank accounts and receivables. BBW has no assets on St. Martin, but approximately $341,000 of its assets have been impounded on Sint Maarten. In obtaining the orders, Petit claimed that $7.6 million is due on the supply agreement (the full payment that would be due by the Company if the contract continued for the entire potential term and the Company continued to mine the quarry), $2.7 million is due for quarry restoration and $3.7 million is due for pain and suffering. The materials supply agreement provided that it could be terminated by the Company on July 31, 2004.

After conferring with its French counsel and upon review by management, the Company believes that it has valid defenses and offsets to Petit’s claims, including, among others, those relating to its termination rights and the benefit to Petit from the Company not mining the property. The Company has continued its discussions with Petit during the quarter. Based on such discussions and its review, management does not believe that the ultimate outcome of this matter will have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

OTHER EVENTS

On July 30, 2004, the Company closed a transaction with Coconut Palm Capital Investors I, Ltd. (“Coconut Palm”), which the Company entered into on April 2, 2004. The transaction received shareholder approval at the annual meeting on July 30, 2004. Coconut Palm purchased from the Company 2,000,000 units for a purchase price of $9.00 per unit. Each unit (a “Unit”) consists of (i) 1 share of common stock, par value $0.10 (the “Common Stock”), of the Company (ii) a warrant to purchase 1 share of Common Stock at an exercise price of $10.00 per share with a term of 3 years, (iii) a warrant to purchase 1/2 share of Common Stock at an exercise price of $11.00 per share with a term of 4 years and (iv) a warrant to purchase 1/2 share of Common Stock at an exercise price of $15.00 per share with a term of 5 years. Coconut Palm distributed 50 percent of the warrants to Messrs. Rochon, Ferrari, Ruzika and others for future services to the Company. Based on the value of the warrants that were distributed, the Company recorded compensation expense of $390,000 in the third quarter of 2004.

Notes to Unaudited Condensed Consolidated Financial Statements

(Continued)

Based on that number of shares that Coconut Palm purchased and the number of shares of Common Stock of the Company outstanding on July 30, 2004, Coconut Palm acquired approximately 35.3 percent of Common Stock outstanding immediately after the closing of the Purchase Agreement. Coconut Palm will also be entitled, on a fully diluted basis, to acquire up to 57.6 percent of the Common Stock of the Company outstanding upon exercise of the warrants. In addition, two individuals designated by Coconut Palm, Richard C. Rochon and Mario B. Ferrari were elected to the Company’s board of directors.

In connection with the investment by Coconut Palm, the Company plans to enter into the security services business. The Company entered into an employment agreement (the “Employment Agreement”) with Stephen J. Ruzika on April 2, 2004 under which he would become the Company’s Executive Vice President and President of the Company’s Security Services Division. Under the employment agreement, the Company will pay Mr. Ruzika an annual salary of $325,000 plus any bonuses that the Compensation Committee determines to pay him. The terms of the Employment Agreement provide that Mr. Ruzika will be granted 50,000 options with an exercise price of $9.00 per share. Compensation expense will be recorded for approximately $226,000 over the vesting period of three years. The Employment Agreement has a three-year term, which may be extended by the parties and non-competition provisions.

On July 30, 2004, the Company purchased a security services company managed and controlled by Mr. Ruzika for approximately $4.7 million, subject to certain purchase price adjustments after the closing. The allocation of the assets the company purchased was based on fair value and included $70,000 of working capital, $306,000 of property, plant and equipment, $2.6 million of customer contracts, $356,000 of deferred tax assets and $1.7 million of goodwill and other intangibles. The Company assumed $277,000 of deferred revenue liability. The Company paid the purchase price with a combination of $2.5 million in cash and 214,356 shares of the Company’s common stock. Additionally, up to 17,642 shares may be issued upon finalization of any purchase price adjustments 210 days after the closing date.

In October 2004, the Company reorganized its management structure. In connection with this restructuring, Stephen J, Ruzika, the Executive Vice President and President of the security services division was appointed President of the Company. Mr. Ruzika will remain President of the security services division, while Donald L. Smith, Jr. will remain Chief Executive Officer and Chairman of the Board of the Company. In addition, on October 6, 2004, the Company entered into an employment agreement with David Rulien. This employment agreement provides Mr. Rulien would become President of Devcon Construction and Materials Corp., Devcon/Matrix Utility Resources, LLC and DevMat Bahamas, Ltd., companies in which the Company’s construction and materials division and utility/desalination division are based, respectively. Also, Jan A. Norelid, Chief Financial Officer, entered into a Separation Agreement, dated as of September 29, 2004, with the Company. The Separation Agreement outlined the terms of his separation from the Company, including severance benefits. Under this Separation Agreement, Mr. Norelid’s Employment Agreement, dated June 11, 2001, with the Company would continue, and Mr. Norelid would remain as our Chief Financial Officer, through January 1, 2005. The Company recorded an expense in connection with the separation agreement of $470,000.

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

•	Unforeseen inventory adjustments or significant changes in purchasing patterns by our customers and the resultant impact on manufacturing volumes and inventory levels.

•	Adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors’ risk profiles. We have businesses in various foreign countries in the Caribbean. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar. We believe our most significant foreign currency exposure is the Euro.

•	Increased competition. The Materials division operates in markets, which are highly competitive on the basis of price and quality. We compete with local suppliers of ready-mix, and foreign suppliers of aggregates and concrete block. Competition from certain of these manufacturers has intensified in recent years and is expected to continue. The Construction division has local and foreign competitors in its markets. Customer and competitive pressures sometimes have an adverse effect on our pricing.

•	Our foreign operations may be affected by factors such as tariffs, nationalization, exchange controls, interest rate fluctuations, civil unrest, governmental changes, limitations on foreign investment in local business and other political, economic and regulatory conditions, risks or difficulties.

•	The effects of litigation, environmental remediation matters, and product liability exposures, as well as other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

•	Our ability to generate sufficient cash flows to support capital expansion, business acquisition plans, our share repurchase program, general operating activities, and our ability to obtain necessary financing at favorable interest rates.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions, and restrictions on repatriation of foreign investments.

•	The outcome of tax litigation in Antigua and the compliance review of our EDC benefits in the U.S. Virgin Islands.

•	The impact of unforeseen events, including war or terrorist activities, on economic conditions and consumer confidence.

•	Interest rate fluctuations and other capital market conditions.

•	Construction contracts with a fixed price sometimes suffer penalties that cannot be recovered by additional billing. These penalties may be due to circumstances in completing construction work, errors in bidding contracts, or changed conditions.

•	Adverse weather conditions, specifically heavy rains or hurricanes, which could reduce demand for our products.

•	Our ability to execute and profitably perform any contracts in the water desalination or sewage treatment business.

•	Our ability to execute and profitably perform the expansion into the new Security Services division. In the beginning, this division has overhead costs that are not covered by its operations.

•	Our ability to find suitable targets to purchase for the Security Services division.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue and earnings on construction contracts, including construction joint ventures are recognized on the percentage-of-completion-method based upon the ratio of costs incurred to estimated final costs, for which collectibility is reasonably assured. Provisions are recognized in the statement of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. Contract cost is recorded as incurred and revisions in contract revenue and cost estimates are reflected in the accounting period when known. Change-orders for additional contract revenue and revenue for claims are recognized if it is probable that they will result in additional revenue and the amount can be reliably estimated. We estimate costs to complete our construction contracts based on experience from similar work in the past. If the conditions of the work to be performed change or if the estimated costs are not accurately projected, the gross profit from construction contracts may vary significantly in the future. The foregoing, as well as weather, stage of completion and mix of contracts at different margins may cause fluctuations in gross profit between periods and these fluctuations may be significant.

•	We maintain allowances for doubtful accounts for estimated losses resulting from management’s review and assessment of our customers’ ability to make required payments. We consider the age of specific accounts, a customer’s payment history and specific collateral given by the customer to secure the receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. If the customers pay a previous impaired receivable, income is then recognized.

•	We write down inventory for estimated obsolescence or unmarketability arising from the difference between the cost of inventory and the estimated market value based upon assessments about current and future demand and market conditions. If actual market conditions were to be less favorable than those projected by management, additional inventory write downs could be required. If the actual market demand surpasses the projected levels, inventory write downs are not reversed.

•	We maintain an accrual for retirement agreements with the Company’s CEO and certain other employees. This accrual is based on the life expectancy of these persons and an assumed discount rate, weighted average, of 4.5 percent. Should the actual longevity vary significantly from the United States insurance norms, or should the discount rate used to establish the present value of the obligation vary, the accrual may have to be significantly increased or diminished at that time.

•	Based on written legal opinion from Antiguan counsel, we have not recorded a contingent liability of $6.1 million, excluding any interest or penalties, for taxes assessed by the

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

•	The EDC completed a compliance review on our subsidiary in the US Virgin Islands on February 6, 2004. The compliance review covers the period from April 1, 1998 through March 31, 2003 and resulted from the Company’s application to request an extension of tax exemptions from the EDC. The Company is working with the EDC to resolve the issues raised. One of those issues is whether certain items of income qualified for exemption benefits under the Company’s then existing tax exemption, including notice of failure to make gross receipts tax payments of $505,000 and income taxes of $2.2 million, not including interest and penalties. This is the first time that a position contrary to the Company’s or any position on this specific issue has been raised by the EDC. The Company intends to vigorously contest the EDC’s interpretation. In light of these events, and based on discussions with legal counsel, the Company established a tax accrual at December 31, 2003 for such exposure which approximates the amounts set forth in the EDC notice. The statute of limitations expired in September 2004, for the government to file a claim on the fiscal 2001 income tax return; therefore the Company reversed $2.3 million which was previously accrued.

•	We have $35.2 million of un-repatriated earnings in our foreign subsidiaries. We have no intention of bringing these earnings back to the United States, unless we can do so in a tax-free or cash-flow neutral manner. However, should we be forced to repatriate the earnings, we would have to recognize and pay a substantial U.S. federal income tax. The tax would be approximately 34 percent of the repatriated amount, or potentially $12.0 million, as of September 30, 2004.

•	We were accounting for the notes receivable from the Government of Antigua and Barbuda under the cost-recovery method until April 2000. Subsequent to a restructuring of the notes, we started to account for the notes using the accrual method. We record payments received, first to the projected principal reductions for the period, then to accrued interest, and lastly to additional reduction of principal. Interest income is recognized on the notes only to the extent payments are received for accrued interest. Should the payments from the government diminish substantially or become uncertain, we may have to revert to the cost-recovery method, impair the notes or adjust the implicit interest rate based on estimated future cash flows. This could decrease our earnings significantly. The Government did not make certain of its payments due in the first three quarters of 2004 and certain quarters of 2003. As the Government has historically made most but not all payments specifically due to the Company under the Notes, the Company cannot be certain that the Government will comply with all of its payment obligations. We do not believe that the current delay in payments materially affects the recoverability of the recorded amount of the notes receivable.

•	We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

•	We determine our fixed assets recoverability on a subsidiary level or group of asset level. If we, as a result of our valuation in the future, assess the assets not to be recoverable, a negative adjustment to the book value of those assets may occur. On the other hand, if we impair an asset, and the asset continues to produce income, we may record earnings higher than they should have been if no impairment had been recorded.

•	We determine goodwill and other intangible assets acquired in a purchase business combination. Some of these assets we determine to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB 142. This testing is based on subjective analysis and may change from time to time. The Company will test goodwill and other intangible assets for impairment as of June 30, 2005 and annually thereafter. Goodwill and other intangible assets with estimable useful life are amortized over their respective estimated useful lives. The review of impairment and estimation of useful life is subjective and may change from time to time.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUE

The Company’s revenue during the third quarter of 2004 was $19.8 million as compared to $14.1 million during the same period in 2003. This 41.2 percent increase was primarily due to an increase of $3.6 million in construction revenue, and a smaller increase in materials revenue of $1.7 million.

The Company’s materials division revenue increased 17.4 percent to $11.7 million during the third quarter of 2004 as compared to $10.0 million for the same period in 2003, mainly due to an increase in sales of aggregates and, to a lesser extent, an increase in sales of concrete. St. Croix’s revenue was 75.9 percent higher than the same quarter last year due to strongly increased demand for its aggregates and ready-mix products. We are encouraged to see a 33.3 percent increase in revenue on St. Maarten/St. Martin for the sale of aggregates compared to the same quarter last year. In total, the island is showing improvements in revenue; however, we cannot determine whether this trend will continue. Volumes in St. Thomas and Antigua increased this quarter as compared to the same quarter last year, 24.1 and 6.8 percent, respectively. Puerto Rico’s revenue also increased, due to increased demand for aggregates on the island.

Revenue from the Company’s construction division increased 88.4 percent to $7.7 million during the third quarter of 2004 as compared to $4.1 million for the same period in 2003. This increase is mainly due to contracts in the Bahamas and, to a lesser extent, US Virgin Islands, offset to a lesser degree by lower revenue in Antigua. The Company’s backlog of unfilled portions of land development contracts at September 30, 2004 was $12.6 million, involving ten contracts. The backlog of contracts for a project in the Bahamas amounted to $7.5 million. A Company subsidiary, a director and our CEO are minority partners of the entity developing this project. The Company expects that most of these contracts will be completed during 2004. The Company is actively bidding and negotiating additional projects in other areas of the Caribbean. After the end of the quarter through November 8, the Company has signed contracts totaling $9.9 million bringing the backlog to $22.5 million.

Other revenue in the third quarter consists of $369,000 for security services and $74,000 for water utility services.

COST OF MATERIALS

Cost of materials as a percentage of materials revenue decreased to 81.0 percent during the third quarter of 2004 from 85.4 percent during the same period in 2003. This was the result of improved margins in St. Thomas and St. Croix from increased volumes, offset by decreased margins in Sint Maarten and Antigua due to a change in the mix of products sold and cost increases.

COST OF CONSTRUCTION

Cost of construction as a percentage of construction revenue decreased to 67.5 percent during the third quarter of 2004 from 82.1 percent during the same period in 2003. This decrease is primarily attributable to the substantial revenue increase in the period. The Company also realized improved margins as a result of marine equipment being active during most of the quarter and also realized improved margins on certain contracts in the Bahamas. The estimated cost to complete, the varying profitability levels of individual contracts and the stage of completion of such contracts can affect the cost of construction and margins either positively or negatively.

OPERATING EXPENSES

Selling, general and administrative expense (“SG&A expense”) increased by 84.2 percent to $4.0 million for the third quarter of 2004. The increase in SG&A expense was primarily due to a compensation charge of $390,000 in connection with Coconut Palm’s distribution of warrants, increased compensation expense of $333,000 due to new employees and wage increases, increased legal and Sarbanes Oxley related costs of $265,000, increased bad debt expense of $218,000, SG&A expenses for the new security services division of $213,000, reduced gain on foreign exchange of $183,000, and other minor items. A portion of these additional expenses are not expected to recur in the fourth quarter. As a percentage of revenue, SG&A expense increased to 20.3 percent during the third quarter as compared to 15.5 percent for the same period last year.

Retirement and severance expenses were increased to $790,000 for the third quarter of 2004 as compared to $361,000 for the same quarter in 2003, due to a separation agreement with the current chief financial officer, severance for a long term employee in Antigua and the effect of a decreasing interest rate on our future retirement obligations.

OPERATING INCOME (LOSS)

The Company had operating income of $52,000 for the third quarter of 2004 compared to an operating loss $356,000 for the same period in 2003. The Company’s materials division operating loss was $12,000 during the third quarter of 2004 compared to $120,000 during the same period in 2003. This decrease in operating loss is primarily attributable to increased gross margin and operating income on St. Croix and St. Thomas, offset to a lesser extent by losses in Sint Maarten/St. Martin. The Company does not expect any significant improvement in the operating results for this division in the near future, as compared to the first three quarters of the year.

The Company’s construction division had operating income of $1.8 million during the third quarter of 2004 compared to an operating loss of $253,000 during the same period in 2003. This improvement in operating result was primarily attributable to substantially increased revenue, profits incurred as a result of idle marine equipment being active in the quarter and improved margins on certain contracts in the Bahamas. The varying profitability levels of individual contracts and the stage of completion of such contracts can affect the cost of construction and margins either positively or negatively. The Company expects to continue having positive results from this division at similar levels as the first three quarters of this year.

The Company recorded an operating loss of $135,000 in the security services and utility divisions, mainly consisting of management overhead expenses.

In connection with the new security services division, the Company expects that overhead expense will increase in the next quarter, without offsetting revenue, unless and until the Company has been able to develop its security business.

OTHER INCOME (DEDUCTIONS)

Interest and other income decreased in the third quarter of 2004 to $641,000 compared to $760,000 for the same period in 2003, primarily due to a decrease in the interest recognized on the note receivable from the Government of Antigua and Barbuda (“Government”), offset to a lesser extent by increased interest income from financed construction projects and from cash deposits. The Government did not comply with some of its payment obligations during the third quarter this year, and therefore interest recognized on the notes was significantly lower than last year. As the Government has historically made most but not all payments specifically due to the Company under the Notes, the Company cannot be certain that the Government will comply with all of its payment obligations in the fourth quarter; consequently, the Company believes that the interest to be recognized on the notes in the fourth quarter will continue at a low level.

INCOME TAXES

The Company operates in various tax jurisdictions with various tax rates, and depending on where profits or losses are recognized during the period, the effective tax rate will vary. In certain jurisdictions certain income is not taxable, and in certain jurisdictions, the Company enjoys certain tax exemptions. The tax benefit of $3.0 million in the third quarter of 2004 was primarily due to reversal of taxes due to expiration of the statute of limitations for the government to bring a claim relating to alleged taxes which the Company had previously accrued, but disputed, and a reduction of taxable income in the United States, offset to a lesser extent by accrued taxes in the U.S. Virgin Islands on current earnings. The effective tax rate was not meaningful. The Company also had earnings in jurisdictions where the Company has tax loss carryforwards and where there is no corporate tax, which resulted in an overall lower effective tax rate.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUE

The Company’s revenue during the first nine months of 2004 was $49.9 million as compared to $40.5 million during the same period in 2003. This 23.2 percent increase was primarily due to an increase in construction division revenue of $4.6 million and to an increase in material division revenue of $4.3 million.

The Company’s materials division revenue increased 15.2 percent to $33.0 million during the first nine months of 2004 as compared to $28.7 million for the same period in 2003. This increase was due primarily to a 21.9 percent increase in revenue from aggregates sales and an 8.2 percent increase in revenue from concrete sales. We are also realizing increased revenue from other items; such as leases of equipment, sales of other products and residential homes in Sint Maarten. Revenue in St. Croix increased 96.8 percent; also St Martin/Sint Maarten revenue increased 14.2 percent, while some other islands declined in volume, like Antigua and Puerto Rico.

Revenue from the Company’s construction division increased 38.8 percent to $16.4 million during the first nine months of 2004; as compared to $11.8 million for the same period in 2003. This increase is primarily due to increased business in the Bahamas and certain dredging contracts, offset by decreased revenue in Antigua and the U.S. Virgin Islands, as work on certain contracts ended in late 2003 and the first quarter of 2004. However, the Company expects increased revenue in these areas from new contracts, particularly in the U.S. Virgin Islands. The Company’s backlog of unfilled portions of land development contracts at September 30, 2004 was $12.6 million, involving ten contracts. The backlog of contracts for a project in the Bahamas amounted to $7.5 million. A Company subsidiary, a director and our CEO are minority partners of the entity developing this project. The Company expects that most of these contracts will be completed during 2004. The Company is actively bidding and negotiating additional projects in other areas of the Caribbean. After the end of the quarter through November 8, the Company has signed contracts totaling $9.9 million bringing the backlog to $22.5 million.

COST OF MATERIALS

Cost of materials as a percentage of materials revenue decreased to 81.7 percent during the first nine months of 2004 from 86.0 percent for the same period in 2003. This decrease was primarily the result of an increase in production and revenue on St. Croix, St. Thomas and Sint Maarten/St. Martin while cost of sales did not increase at the same rate due to certain fixed costs creating improved margins. The other islands showed small changes in margins.

COST OF CONSTRUCTION

Cost of construction as a percentage of construction revenue decreased to 64.3 percent during the first nine months of 2004 from 95.5 percent during the same period in 2003. This decrease is primarily attributable to increased revenue and improved margins in the Bahamas. The Company also recorded a substantial loss on a contract in the Bahamas during the first quarter of 2003. The Company realized improved margins as a result of marine equipment being active during most of the three quarters. The estimated cost to complete, the varying profitability levels of individual contracts and the stage of completion of such contracts can affect the cost of construction and margins either positively or negatively.

OPERATING EXPENSES

Selling, general and administrative expense increased by 22.7 percent to $10.1 million for the first nine months of 2004 compared to $8.2 million for the same period in 2003. The increase in SG&A expense was primarily due to increased compensation expense of $548,000 relating to increased personnel and increased salaries, a compensation charge of $390,000 in connection with Coconut Palm’s distribution of warrants, increased bad debt expense of $310,000, expense recorded in connection with options issued to a joint venture partner of $231,000, reduced gain on foreign exchange of $216,000, SG&A expenses for the new security services division of $213,000, increased legal and Sarbanes Oxley related expenses of $188,000, and reduction of cost allocation to the third party cement terminal owner of $144,000, offset to a lesser extent by reduction of accelerated depreciation of $507,000. A portion of these expenses are not expected to recur in the future. As a percentage of revenue, SG&A expense remained at 20.3 percent during the first nine months of this year compared to the same period last year.

Retirement and severance expense for the first nine months in 2004 was $1.2 million as compared to $1.5 million for the same period last year. The Company has recorded expense in

2004 for the separation agreement with the current chief financial officer, as well as expense related to the separation of certain long term employees in Antigua. The Company also recognized an additional expense in 2004 related to the decrease of the discount rate for the future retirement obligations. Last year’s expense includes certain additional charges related to the retirement of four executives.

The Company recorded impairment expense of $2.9 million in the first quarter of 2003, as further described in the notes to the unaudited condensed consolidated financial statements.

OPERATING INCOME (LOSS)

The Company had an operating income of $478,000 for the first nine months of 2004 compared to a loss of $8.0 million for the same period in 2003. The Company’s materials division operating loss was $100,000 during the first nine months of 2004, compared to a loss of $5.1 million during the same period in 2003. This decrease in operating loss is primarily attributable to expenses taken in 2003, such as impairment of assets in St. Martin and other islands of $2.9 million, accelerated depreciation of $562,000 on assets in St. Thomas and Antigua and non-recurring accruals of retirement and severance expense. In addition, the division reflected increased revenue and therefore improved margins. The Company does not expect any significant improvement in the operating results for this division in the near future, as compared to the first three quarters of the year.

The Company’s construction division had operating income of $3.5 million during the first nine months of 2004 compared to an operating loss of $1.1 million during the same period in 2003. This improvement in operating results was primarily attributable to substantial improved margins on certain contracts in the Bahamas and profits incurred as a result of idle marine equipment being active in the first nine months of 2004. The varying profitability levels of individual contracts and the stage of completion of such contracts can affect the cost of construction and margins either positively or negatively. The Company presently expects to continue to have positive results in this division at similar levels as in the first three quarters of this year, although there is no assurance.

The Company recorded an operating loss of $135,000 in the security and utility division, mainly consisting management overhead expense.

The Company expects that its overhead expense will increase during the next quarter, as a result of the startup of its new security services division and that the Company will not have sufficient revenue to offset this increase, at least unless and until the Company has been able to successfully execute its strategy.

OTHER INCOME (DEDUCTIONS)

Interest and other income decreased in the first nine months of 2004 to $1.5 million compared to $2.3 million for the same period in 2003, primarily due to a $1.1 million decrease in the interest recognized on the note receivable from the Government of Antigua, offset to a lesser extent by increased interest income from financed construction projects. The Government did not comply with some of its payment obligations during the first nine months of this year, and therefore interest recognized on the notes was much lower than the same period last year. As the Government has historically made most but not all payments specifically due to the Company under the Notes, the Company cannot be certain that the Government will comply with all of its payment obligations in the fourth quarter; consequently, the Company believes that the interest to be recognized on the notes in the third quarter will continue at a low level.

INCOME TAXES

The Company operates in various tax jurisdictions with various tax rates, and depending on where profits or losses are recognized during the period, the effective tax rate will vary. In certain jurisdictions certain income is not taxable, and in certain jurisdictions, the Company enjoys certain tax exemptions. The tax benefit of $2.6 million during the first nine months of 2004 was primarily due to reversal of taxes due to the expiration of the statute of limitations for the government to bring a claim relating to alleged taxes which the Company had previously accrued, but disputed, and to the recording of deferred tax assets in the United States, offset to a lesser extent by accrued taxes in the U.S. Virgin Islands on current earnings. The effective tax rate was not meaningful. The Company also had earnings in jurisdictions where the Company has tax loss carryforwards and where there is no corporate tax, which resulted in an overall lower effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally funds its working capital needs from operations and bank borrowings. In the land development construction business, the Company must expend considerable funds for equipment, labor and supplies to meet the needs of particular projects. The Company’s capital needs are greatest at the start of any new contract, since the Company generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is sometimes withheld as retainage until all work is complete, further increasing the need for capital. During the first nine months of 2004, the Company provided long-term financing in the amount of $1.1 million to certain customers who utilized its land development construction services and purchased materials, equipment or property. The outstanding balances of the previously financed construction services, materials and equipment totaled $6.7 million as of September 30, 2004, all of which is due to be paid within the next three years. The Company has also provided financing for other business ventures from time to time. With respect to the Company’s materials division, accounts receivable are typically outstanding for a minimum of 60 days and in some cases much longer.

The nature of the Company’s business requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs of such equipment. These purchases of equipment totaled $7.4 million during the first nine months this year and should result in cash expenditures of approximately $9.5 million during the full year. The high volume of purchases of equipment is due to increased work in the construction division. The Company continues to fund most of these expenditures out of its current working capital. Management believes the cash flow from operations, existing working capital, and funds available from lines of credit will be adequate to meet the Company’s needs during the next 12 months. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases; however, there are no outstanding amounts owed to these lenders as of September 30, 2004. Management believes it has significant collateral and financial stability to be able to obtain significant financing, should it be required, although no assurance can be made.

As of September 30, 2004, the Company’s liquidity and capital resources included cash and cash equivalents of $22.5 million and working capital of $31.1 million. As of September 30, 2004, total outstanding liabilities were $20.0 million. As of September 30, 2004, the Company had available lines of credit totaling $1.2 million.

Cash flows provided by operating activities for the nine months ended September 30, 2004 were $3.8 million compared to $202,000 used in operating activities for the same period in 2003. The primary source of cash for the first nine months in 2004 was earnings and an increase in accounts payable, accruals and other liabilities of $2.3 million, offset to a lesser extent by an increase in receivables of $4.1 million and a decrease in tax payable of $2.1 million.

Net cash used in investing activities was $9.1 million in the first nine months of 2004. Purchases of property, plant and equipment were $7.4 million, cash used in business acquisitions was 3.1 million and receipts on notes receivable were $1.7 million. Net cash provided by financing activities was $17.9 million for the first nine months of 2004, consisting primarily of the issuance of stock.

The Company’s accounts receivable averaged 61 days of sales outstanding as of September 30, 2004. This is an increase compared to 60 days at the end of December 2004. The Company’s materials segment slowed down to 60 days as compared to 51 days at the end of last quarter, mainly due to slower collections on Sint Maarten and St. Thomas. The construction segment decreased to 62 days as compared to 69 days at the end of last year. The improvement in collections was primarily due to collections in Antigua and in the Bahamas.

The Company has an unsecured credit line of $1.0 million with a bank in Florida. The credit line expires in June 2005 and the bank can also demand repayment of the loan and cancellation of the overdraft facility, if certain financial or other covenants are in default. The Company is in compliance with the covenants as of September 30, 2004. There was no outstanding balance as of September 30, 2004. The interest rate on indebtedness outstanding under the credit line is at a rate variable with LIBOR.

In May 2003, the Company entered into a joint venture with a utility equipment company to own and/or operate reverse osmosis fresh water, wastewater treatment and power systems. The joint venture is 80 percent owned by the Company. As the Company approves projects, it will fund the venture with up to $2.4 million in cash and loans plus a guarantee of up to an additional $2.4 million in project financing. As of September 30, 2004, the Company has invested in two plants, a smaller rental unit has been built and purchased, and a second rental unit has recently been ordered, the total amount funded for these purchases during the first nine months of 2004 was $1.3 million. The rental units are leased to prospective customers on temporary basis for an immediate need of water.

The Company has borrowed approximately $2.0 million from the Company CEO. The note is unsecured and bears interest at the prime rate. Two hundred twenty-five thousand is due on demand, and $1.8 million is due on October 1, 2005. The CEO has the option of making the note due on demand should a “Change of Control” occur, as defined in the note. The Change of Control under the note occurred on July 30, 2004 and the CEO has until April 30, 2005 to demand full payment. However, of the amount borrowed, $1.7 million is collateral for a loan guarantee that the CEO has extended to the Company on behalf of a project in the Bahamas, in which the CEO and the Company have a minority ownership.

The Company has entered into retirement agreements with certain existing and retired executives of the Company. The net present value of future liabilities for these arrangements as of September 30, 2004 was $3.6 million, of which $1.8 million is for the Company’s CEO. The Company has used an average discount rate of 4.5 percent and standard mortality tables to estimate these liabilities.

As part of the 1995, subsequently renegotiated in 1999, acquisition of Société des Carriéres de Grand Case (“SCGC”), a French company operating a ready-mix concrete plant and quarry in St. Martin, the Company agreed to pay the quarry owners, who were also the owners of SCGC, a royalty payment of $550,000 per year through July 2004 and rent of $50,000 per year through October 2004. The agreements cover a 15-year period, but may be cancelled at either party’s option in 2004 and 2005, respectively. In May 2004 the Company entered into discussions about terminating the lease and to stop the quarry operations on St. Martin. In June 2004, the quarry owner terminated the lease contract as of October 27, 2004, and terminated a material supply contract. The landlord has commenced certain proceedings with respect to the foregoing. The Company has continued its discussions with the landlord, as further described in Contingent Liabilities. The Company accrued for quarry restoration costs and recognized an impairment charge on the assets in the first quarter of 2003 and does not expect any further impairment, restoration costs or closing costs, except for possible severance cost depending of the future actions of the parties.

Receivables at September 30, 2004 include a net balance of $5.9 million, consisting of promissory notes due from the Government of Antigua and Barbuda, of which $5.5 million is classified as a long-term receivable. The gross balance of the notes is $29.4 million. The notes were restructured on April 28, 2000 and call for both quarterly and monthly principal and interest payments until maturity in 2015. As the Government has historically made most but not all payments specifically due to the Company under the Notes, the Company cannot be certain that the Government will comply with all of its payment obligations. During the first nine months this year, the Government did not make some of the payments due under the notes; therefore, the interest recognized on the notes was lower than expected. The notes are paid from agreed upon sources, which consist of lease proceeds from the rental of a United States military base, fuel tax revenue, proceeds from a real estate venture and other sources. Receipts recorded for the three months ended September 30, 2004 were $411,000, of which $64,000 was recorded as reduction of principal.

During the second quarter of 2002, the Company issued a construction contract performance guaranty together with one of the Company’s customers for $5.1 million. The Company issued a letter of credit for $500,000, which was cancelled in November 2004, as collateral for the transaction and has not had any expenses in connection with this transaction. The construction project was substantially complete as of October 1, 2003, however the construction contract provides for a guarantee of materials and workmanship for a period of two years subsequent to the issuance of a certificate of occupancy. If the owner of the project does not declare a default during a one-year period, the letter of credit will be voided. The Company received an up front fee of $154,000. At the same time, a long-term liability of the same amount has been recorded, which may be recognized to income, once it is determined that no obligation exists for the project, less any amounts paid by us in connection with the performance guarantee.

On July 30, 2004, the Company closed the transaction with Coconut Palm Capital Investors I, Ltd. (“Coconut Palm”), which the Company entered into on April 2, 2004. The transaction received shareholder approval at the annual meeting on July 30, 2004. Coconut Palm purchased from the Company 2,000,000 units for a purchase price of $9.00 per unit. Each unit (a “Unit”) consists of (i) 1 share of common stock, par value $0.10 (the “Common Stock”), of the Company (ii) a warrant to purchase 1 share of Common Stock at an exercise price of $10.00 per share with a term of 3 years, (iii) a warrant to purchase 1/2 share of Common Stock at an exercise price of $11.00 per share with a term of 4 years and (iv) a warrant to purchase 1/2 share of Common Stock at an exercise price of $15.00 per share with a term of 5 years. Coconut Palm distributed 50 percent of the warrants to Messrs. Rochon, Ferrari, Ruzika and others for future services to the Company. Based on the value of the warrants the Company recorded a one-time compensation expense of $390,000 in the third quarter 2004.

Based on the number of shares that Coconut Palm purchased and the number of shares of Common Stock of the Company outstanding on July 30, 2004, Coconut Palm acquired approximately 35.3 percent of Common Stock outstanding immediately after the closing of the Purchase Agreement. Coconut Palm will also be entitled, on a fully diluted basis, to acquire up to 57.6 percent of the Common Stock of the Company outstanding upon exercise of the warrants. In addition, two individuals designated by Coconut Palm, Richard C. Rochon and Mario B. Ferrari were elected to the Company’s board of directors.

In connection with the investment by Coconut Palm, the Company has entered into the security services business. The Company entered into an employment agreement (the “Employment Agreement”) with Stephen J. Ruzika on April 2, 2004 under which he became the Company’s Executive Vice President and President of Devcon’s Security Services Division. Under the employment agreement, the Company will pay Mr. Ruzika an annual salary of $325,000 plus any bonuses that the Compensation Committee determines to pay him. The terms of the Employment Agreement provide that Mr. Ruzika will be granted 50,000 options with an exercise price of $9.00 per share. Compensation expense will be recorded for approximately $226,000 over the vesting period of three years. The Employment Agreement has a three-year term, which may be extended by the parties, with standard non-competition provisions and other material terms. Subsequently, the board named Mr. Ruzika President of the Company.

On July 30, 2004, the Company purchased a security services company managed and controlled by Mr. Ruzika for approximately $4.7 million, subject to certain purchase price adjustments after the closing. The Company paid the purchase price with a combination of $2.5 million in cash and 214,356 shares of the Company’s common stock. Additionally, up to 17,642 shares may be issued upon finalization of purchase price adjustments 210 days after the closing date. The net effect of the two transactions is that the Company has increased its liquidity at July 30 by over $15 million. The Company expects to use these funds and more to execute its strategy for the Security Services division.

RELATED PARTY TRANSACTIONS

The Company has certain transactions with some of the Directors or employees. Details regarding the Company’s transactions with related parties are described fully in the Company’s 2003 Form 10-K and Form 10-K/A.

As of January 1, 2003, the Company entered into a payment deferral agreement with a resort project in the Bahamas, in which the CEO, one of our directors and a Company subsidiary are minority partners. Several notes, which are guaranteed partly by certain owners of the project, evidence the loan totaling $2.4 million and the CEO of the Company has issued a personal guarantee for the total amount due under this loan agreement to the Company. The current balance, including accrued interest, is $2.7 million.

The Company has various construction contracts with an entity in the Bahamas. The CEO, a director and a subsidiary of the Company are minority shareholders in the entity, owning 11.3 percent, 1.55 percent and 1.2 percent, respectively. Mr. Smith, the CEO, is also a member of the entity’s managing committee. The contract for $29.3 million was completed during the second quarter of 2004. The Company entered into various smaller contracts with the entity the first half of 2004, totaling $1.0 million, which have all been completed. Recently the Company entered into a $13.0 million contract to construct a marina and breakwater for the same entity. The entity secured third party financing for this latter contract. In connection with contracts with the entity in the Bahamas, the Company recorded revenue of $6.4 million and $3.3 million for the nine-month periods ended September 30, 2004 and 2003, respectively, and $4.4 million and $1.3 million for the three-month period ended September 30, 2004 and 2003, respectively.

The outstanding balance of trade receivables from the entity in the Bahamas was $3.2 million and $909,000 as of September 30, 2004 and December 31, 2003, respectively. The outstanding balance of long-term note receivables was $2.7 million and $2.6 million as of September 30, 2004 and December 31, 2003, respectively. The Company has recorded interest income of $154,000 and $103,000 for the nine-month periods ended September 30, 2004 and 2003, respectively, and $52,000 and $41,000 for the three-month periods ended September 30, 2004 and 2003, respectively. The billings in excess of cost and estimated earnings, net, were $871,000 and $269,000 as of September 30, 2004 and December 31, 2003, respectively. Mr. Smith has guaranteed the payment of the receivables from the entity, up to a maximum of $3.0 million, including the deferral agreement described above.

The Company has borrowed monies from Mr. Smith, our CEO, to provide long-term financing to the Company and security for a payment-guarantee issued by Mr. Smith on behalf of an entity in the Bahamas. The outstanding amount was $2.0 million and $2.1 million, as of September 30, 3004 and December 31, 2003, respectively. The loan is documented with an unsecured note; of which $225,000 is payable on demand and $1.8 million is due on October 1, 2005. The interest charged by Mr. Smith is at the prime rate. Management believes that these terms are similar to what the Company would be able to achieve if it was to borrow this money from a bank. The CEO has the option of making the note due on demand should a “Change of Control” occur, as defined in the note. The Change of Control under the note occurred on July 30, 2004 and the CEO has until April 30, 2005 to demand full payment. However, of the amount borrowed, $1.7 million is collateral for the amounts guaranteed by Mr. Smith on behalf of the entity in the Bahamas.

The Company’s subsidiary in Puerto Rico sells a significant portion of its products to a company controlled by a minority shareholder in the subsidiary. This minority shareholder is controlled by a former director; Jose A. Bechara, Jr. Esq. Mr. Bechara resigned from the board at the annual meeting held in July 2004. As he is no longer a board member, only transactions up to July 31, 2004 are considered to be related party transactions. The Company’s revenue from these sales was $161,000 for the period July 1 to July 31, 2004, $639,000, for the three-month period ended September 30, 2003, $1.5 million for the seven-month period ended July 31, 2004 and $2.1 million, for the nine-month period ended September 30, 2003. The outstanding balance of receivables from the minority shareholder was $274,000 and $195,000 as of September 30, 2004 and December 31, 2003, respectively. The price of the products is governed by firm supply agreements, renegotiated every other year. Comparable prices from other quarries are studied and used in the price negotiation.

Company policies and codes provide that related party transactions be approved in advance by either the Audit Committee or a majority of disinterested directors. As indicated, the Company has a construction contract totaling $29.3 million with an entity in the Bahamas in which the Company’s CEO and a director are minority shareholders. During the last half of 2003 and the first half of 2004, a Company subsidiary commenced certain additional work for this entity for it; which it has billed or is billing approximately $1.0 million, all of which has been paid through November 5, 2004. The Company did not obtain Audit Committee approval prior to doing the additional work. Subsequently, the Audit Committee has reviewed the work and determined that the terms and conditions under which the Company entered into such work were similar to the terms and conditions of work the Company has agreed to perform for unrelated third parties. Mr. Smith guaranteed $270,000 of the amount due for this work, and due to failure of the entity to pay the invoice, Mr. Smith paid said amount to the Company in November 2004.

On April 1, 2004, our Audit Committee approved a transaction to enter into an excavation contract with the entity in the Bahamas to excavate certain parcels of the entity’s real estate. The payment of the contract was guaranteed in full by Donald L. Smith, Jr., our Chairman and Chief Executive Officer and two other owners of the entity. The outstanding amount for the contract was paid by the entity in the third quarter of 2004.

Effective April 1, 2004, a subsidiary of the Company acquired the assets of a ready-mix operation from the entity in the Bahamas. The joint venture acquired 14 percent in the subsidiary and the Company offset monies due the Company against payment for the assets.

On July 30, 2004, the Company purchased a security services company managed and controlled by Mr. Ruzika for approximately $4.7 million, subject to certain purchase price adjustments after the closing. The allocation of the assets of the company purchased was based on fair value and included $70,000 of working capital, $306,000 of property, plant and equipment, $2.6 million of customer contracts, $356,000 of deferred tax assets and $1.7 million of goodwill and other intangibles. The Company assumed $277,000 of deferred revenue liability. The Company paid the purchase price with a combination of $2.5 million in cash and 214,356 shares of the Company’s common stock. Additionally, up to 17,642 shares may be issued upon finalization of any purchase price adjustments 210 days after the closing date.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision of management, including Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, such officers have concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls.

The Company is committed to continuously improving its internal controls and financial reporting. In January an employee was hired to start the documentation of our internal controls. In July 2004, the Company retained a consulting firm with experience in internal controls to assist management and the Audit Committee in reviewing the Company’s current internal controls structure with a view towards meeting the formalized requirements of Section 404 of the Sarbanes-Oxley Act. As a result of such review and the evaluation discussed above, management has determined that certain matters could be considered deficiencies in its internal control systems, including the following:

Many of the controls that are currently in place, including our policies and procedures, are informal and not standardized. As such, the reliability and effectiveness of these control processes are dependent on interpretation and execution by our employees. As part of our ongoing efforts, many of our procedures have already been formalized and documented.

Our information technology systems are not fully integrated and do not, by themselves, provide for proper controls over access and change management. However, we are addressing access issues and have formalized and enhanced a number of our mitigating controls.

These potential issues have been discussed in detail among management, the Audit Committee and KPMG LLP, our independent accountants. Management has assigned the highest priority to completion of the resolution of these matters. We are continuing to devote significant resources, both internal and external, to update, formalize and standardize our internal controls. As a result of the steps we have taken and will continue to take to improve our systems and controls, changes in internal controls were undertaken in the first nine months of 2004 and will be ongoing throughout the remainder of the year and into 2005. Despite the issues identified above, management believes that our financial statements and related disclosures as filed to date present fairly, in all material respects, our financial condition and results of operations for the respective periods.

Limitations on the Effectiveness of Controls.

The Company’s management does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is from time to time involved in routine litigation arising in the ordinary course of its business, primarily related to its construction activities.

On July 25, 1995, a Company subsidiary, Société des Carriéres de Grande Case (“SCGC”), entered into an agreement with Mr. Fernand Hubert Petit, Mr. Francois Laurent Petit and Mr. Michel Andre Lucien Petit, (collectively, “Petit”) to lease a quarry located in the French side of St. Martin. Another lease was entered into by SCGC on October 27, 1999 for the same and additional property. Another Company subsidiary, Bouwbedrijf Boven Winden, N.A. (“BBW”), entered into a material supply agreement with Petit on July 31, 1995. This agreement was amended on October 27, 1999. Pursuant to the amendment, the Company became a party to the materials supply agreement.

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

Without prior notice to BBW, Petit obtained orders to impound BBW assets on St. Martin (the French side) and Sint Maarten (the Dutch side). The assets sought to be impounded include bank accounts and receivables. BBW has no assets on St. Martin, but approximately $341,000 of its assets has been impounded on Sint Maarten. In obtaining the orders, Petit claimed that $7.6 million is due on the supply agreement (the full payment that would be due by the Company if the contract continued for the entire potential term and the Company continued to mine the quarry), $2.7 million is due for quarry restoration and $3.7 million is due for pain and suffering. The materials supply agreement provided that it could be terminated by the Company on July 31, 2004.

After conferring with its French counsel and upon review by management, the Company believes that it has valid defenses and offsets to Petit’s claims, including, among others, those relating to its termination rights and the benefit to Petit from the Company not mining the property. The Company has continued its discussions with Petit during the quarter. Based on such discussions and its review, management does not believe that the ultimate outcome of this matter will have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On July 30, 2004, the Company closed a transaction with Coconut Palm Capital Investors I, Ltd. (“Coconut Palm”), which the Company entered into on April 2, 2004. The transaction received shareholder approval at the annual meeting on July 30, 2004. Coconut Palm purchased from the Company 2,000,000 units for a purchase price of $9.00 per unit. Each unit (a “Unit”) consists of (i) 1 share of common stock, par value $0.10 (the “Common Stock”), of the Company (ii) a warrant to purchase 1 share of Common Stock at an exercise price of $10.00 per share with a term of 3 years, (iii) a warrant to purchase 1/2 share of Common Stock at an exercise price of $11.00 per share with a term of 4 years and (iv) a warrant to purchase 1/2 share of Common Stock at an exercise price of $15.00 per share with a term of 5 years. The number of shares of Common Stock issuable upon exercise of the warrants is subject to certain adjustments in the event of stock dividends or other similar distributions, stock splits or other combinations or divisions of the Company’s Common Stock, certain business combinations involving the Company as well as, in the case of the warrants bearing a term of 3 years, certain additional issuances of the Company’s securities. Exercise may be effectuated by payment of cash or via broker-assisted exercise procedures set forth in the warrants.

The offer and sale of the Units was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) as the Units were sold to accredited investors pursuant to Regulation D as promulgated under the Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information for the quarter and nine months ended September 30, 2004 with respect to any purchase made by or on behalf of the

Company or any affiliated purchaser of shares of any class of the Company’s equity securities.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (at end of period)(1)
July 1 to July 31 2004	—	—	—	34,900

August 1 to August 31, 2004	—	—	—	34,900

September 1 to September 30, 2004	—	—	—	34,900

Total	—	—	—	34,900

(1)	In August 2002, the Company’s Board of Directors authorized the repurchase, at management’s discretion, of the Company’s shares to be repurchased in the open market or via private transactions, up to an amount of $3.0 million. Through September 30, 2004, the Company has repurchased 359,887 shares of Common Stock at a cost of $2.4 million. The repurchase program was cancelled by the Company’s Board of Directors on November 8, 2004. The maximum number of shares yet to be purchased in the table above is based on the closing price of the Company’s shares as of September 30, 2004.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

The Company held its Annual Shareholders Meeting on July 30, 2004. The issues submitted to a vote of the security holders and the results of the voting are as follows:

1)	Proposal to approve and authorize the issuance and sale by the Company to Coconut Palm Capital Investors I, Ltd. of up to 2,000,000 units, including the shares of common stock underlying these units, for a purchase price of $9.00 per unit, each unit consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $10.00 per share, a warrant to purchase 1/2 share of common stock at an exercise price of $11.00 per share and a warrant to purchase 1/2 share of common stock at an exercise price of $15.00 per share:

For	Against	Abstain
2,477,134	184,628	2,500

2)	Proposal to approve amendments to the Company’s Articles of Incorporation to increase the number of authorized shares of our common stock to 50,000,000 shares, increase the size of the board of directors from seven to nine members and allow the board of directors to set the size of the board in the future:

For	Against	Abstain
2,455,972	208,290	—

3)	Election of nine directors

	For	Withheld
Robert D. Armstrong	2,476,167	187,195
Gustavo R. Benejam	2,485,767	177,595
James R. Cast	2,479,291	184,071
Mario B. Ferrari	2,480,867	182,495
Richard L. Hornsby	2,481,491	181,871
Per Olof Lööf	2,485,467	177,895
W. Douglas Pitts	2,469,691	193,671
Richard C. Rochon	2,477,291	186,071
Donald L. Smith, Jr.	2,479,291	184,071

The Board consists of nine directors. All nominees were elected to serve for a one-year period.

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

Date: November 12, 2004	/S/ JAN A. NORELID
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