Form 10-K
period 2004-12-31
DEVCON INTERNATIONAL CORP
filed 2005-04-18
CIK 28452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

Commission file number 0-7152

DEVCON INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

FLORIDA	59-0671992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1350 East Newport Center Drive

Suite 201

Deerfield Beach, FL 33442

(Address of Principal Executive Offices)

(954) 429-1500

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock $.10 par value

Registered on the NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of April 14, 2005, Devcon International Corp. had 5,852,501 shares outstanding. The aggregate market value of the Common Stock held by non-affiliates of Devcon International Corp. as of June 30, 2004 was approximately $11.2 million, based on the closing price on that date of $12.10. In this calculation, all executive officers, directors and 5% beneficial owners of Devcon International Corp. and the affiliates of such persons are considered to be affiliates. This is not an admission that such executive officers, directors, 5% beneficial owners or other persons are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from Devcon’s definitive proxy statement (to be filed pursuant to Regulation 14A)

PART I

Item 1. Business

General

Devcon International Corp. (“Devcon” or the “Company”) was incorporated in Florida in 1951 as Zinke-Smith, Inc. and adopted its present name in October 1971. The stock of the Company has been publicly traded since March 1972. Today, Devcon is a holding company that has three major operating divisions: Construction, Materials and Electronic Security Services.

Our Construction division performs earthmoving, excavating, and filling operations, builds golf courses, roads, and utility infrastructures, dredges waterways and constructs deep-water piers and marinas, primarily in the Caribbean. We have historically provided these land development services to both private enterprises and government agencies. Our project managers have substantial experience in land and marine development. We believe that our relationships with customers in the Caribbean give us a competitive advantage. Our equipment is strategically situated within the Caribbean which allows us to mobilize quickly and cost-effectively. While these characteristics allow us to bid competitively, our ability to mobilize quickly can sometimes cause us to incur higher expenses during periods of down time.

Our Materials division produces and distributes ready-mix concrete, crushed stone, concrete block, and asphalt and distributes bagged cement in the Caribbean.

We are a large producer and distributor of ready-mix concrete and aggregates in these Caribbean islands:

Puerto Rico	Commonwealth of Puerto Rico
St. Thomas	United States Virgin Islands
St. Croix	United States Virgin Islands
Sint Maarten	Netherlands Antilles
St. Martin	French West Indies
Antigua	West Indies
Bahamas	Commonwealth of the Bahamas

On July 30, 2004, the Company completed a transaction with Coconut Palm Capital Investors I Ltd. (“Coconut Palm”) whereby Coconut Palm invested $18 million into the Company for purposes of the Company entering into the electronic security services industry. Also on July 30, 2004, the Company entered the electronic security services business through the acquisition of Security Equipment Company, Inc., which has since changed its name to Devcon Security Services Corp. (“DSSC”). On February 28, 2005, the Company, through DSSC, completed the acquisition of certain net assets of the electronic security services operation of Adelphia Communications Corporation (“Adelphia Acquisition”). The Company’s electronic security services division engages in the electronic monitoring of its installed base of security systems, as well as the installation of new monitored security systems added to its installed base, both in residential and commercial buildings. The Company, through DSSC’s immediate parent, Devcon Security Holdings, Inc. (“DSH”), provides electronic security services to commercial and residential customers in Florida, as well as in Buffalo, New York. These assets include a modern, full service monitoring center in Naples, Florida, from which more than 56,700 subscribers’ homes and businesses are monitored. The Company also has approximately 5,300 accounts monitored by a third party.

The following table sets forth financial highlights of our Construction, Materials and Electronic Security Services divisions. Total assets by segment and other information are further described in Note 15 of the notes to the consolidated financial statements.

	December 31,
	2004	2003	2002
	(In thousands)
Revenue (net of intersegment sales):
Construction	$25,052	$17,104	$15,623
Materials	42,980	38,209	37,733
Electronic security	943	—	—
Other	183	—	—

	$69,158	$55,313	$53,356
Operating (loss) income (by segment), as revised (1)
Construction	$4,596	$(467)	$(1,260)
Materials	(2,705)	(5,974)	369
Electronic security services	(109)	—	—
Other	(57)	—	—
Unallocated corporate overhead	(4,421)	(2,662)	(1,115)

	$(2,696)	$(9,103)	$(2,006)

(1)	Refer to Note 1(p) of the notes to the consolidated financial statements

The following table sets forth the Company’s revenue by geographic area. Revenue by geographic area includes sales to unaffiliated customers based on customer location, not the selling entity’s location. The Company moves its equipment from country to country; therefore, to make this disclosure meaningful, the geographic area separation for assets is based upon the location of the legal entity owning the assets.

	December 31,
	2004	2003	2002
	(In thousands)
Revenue by geographic areas:
U.S. and its territories	$23,663	$17,958	$19,859

Netherlands Antilles	9,967	10,128	6,689
Antigua and Barbuda	10,810	14,323	10,963
French West Indies	6,131	5,828	4,999
Bahamas	16,865	6,985	9,891
Other foreign areas	1,722	91	955

Total foreign countries	45,495	37,355	33,497

Total (including U.S.)	$69,158	$55,313	$53,356

Long-lived assets, net, by geographic areas:
U.S. and its territories	$10,948	$15,280	$18,325

Netherlands Antilles	1,199	145	270
Antigua and Barbuda	8,314	6,133	7,030
French West Indies	1,635	2,389	4,400
Bahamas	5,649	2	3
Other foreign areas	—	—	—

Total foreign countries	16,797	8,669	11,703

Total (including U.S.)	$27,745	$23,949	$30,028

Business Address

Our executive offices are located at 1350 East Newport Center Drive, Suite 201, Deerfield Beach, Florida 33442, our telephone number is (954) 429-1500 and our web address is www.devc.com. In this document, the terms “Company” and “Devcon” refer to Devcon International Corp. and its subsidiaries.

Construction

General. Historically, we have completed land development construction projects, including interstate highways, airport sites and runways, deep-water piers and marinas, waterway dredging, golf courses, and industrial, residential and commercial site development.

The revenue related to the work performed by our Construction division is recognized on a percentage of completion basis. Currently, the majority of our contracts are completed in less than one year. The work is bid or negotiated at a fixed price or at a unit price where our fee is based upon the quantity of work performed and is often measured in yards, meters or tons rather than time or a time and materials basis. Changes in the scope of the work that are requested by the customer are included in the contract value when duly authorized and agreed upon. We perform the majority of our work utilizing our internal labor and equipment resources.

Operations. We obtain leads for new projects from customers, engineering firms, architectural firms and commissioned sales people or agents with whom we have established relationships. First, we decide whether to submit a bid or negotiate to undertake a particular project. We prepare and submit timely proposals detailing what we believe will best meet the customers’ objectives. We have also provided long-term or short-term financing from time-to-time to certain customers to obtain construction contracts. During 2004, we financed $531,815 of construction projects and, as of the end of 2004, there were outstanding balances totaling $3.2 million, including principal and interest. The amount of customer financing is projected to increase over the next year. Our President and Vice President of Construction Operations review project proposals and bids. After a customer accepts our proposal, a formal contract is prepared and negotiated between the parties. We assign one of our project managers to maintain close contact with the customer and their project engineers. Other staff is assigned to supervise personnel and the relocation, purchase, lease and maintenance of equipment. Construction management is responsible for the scheduling and monitoring of our operations.

Backlog. Our backlog of unfulfilled portions of construction contracts at December 31, 2004 was approximately $18.6 million involving 15 projects. This compares to $5.6 million involving 12 projects at December 31, 2003. Two of the contracts represent 68% of the total backlog. One US Virgin island contract represents $6.8 million and a Bahamian project represents $5.8 million of the balance. The Bahamian project is a related party transaction as noted in Note 16 of the Company’s consolidated financial statements. Between December 31, 2004 and March 31, 2005, we entered into nine new construction contracts in the Caribbean. We presently expect the operation to have increased revenue in 2005 and anticipate, although there is no assurance that this will occur, that most of the $18.6 million backlog will be completed in 2005.

Bonding. We must obtain a performance bond to bid on certain construction contracts. We have, in the past, been able to provide performance and/or payment bonds, when required.

Customers. Our primary customers are principally large private and government entities located throughout the Caribbean. During 2004, we provided services to 42 customers which generated contract revenue of $24.9 million in the year. Two customers represent a concentration of more than 10% of Construction revenue. Emerald Bay Resorts represents the highest concentration at 42% of Construction revenue. Our Chairman, another director of the Company and the Company are minority shareholders of Emerald Bay Resorts. Related party transactions are further described in Note 16 of the notes to the Company’s consolidated financial statements. Yacht Haven USVI LLC represents the second highest concentration at 13% of Construction revenue.

Competition. Land development construction is extremely competitive. We compete with smaller local contractors as well as larger U.S. and European-based contractors in all our markets. Primary competitive factors include: price, prior experience, and relationships, the equipment available to complete the job, innovation, the available engineering staff to assist an owner in minimizing costs, how quickly a company can complete a contract, and the ability to obtain bonding which guarantees contract completion.

Business Development. The Construction division is experiencing growth attributable to the development of a tourism-based economy and certain infrastructure redevelopment projects throughout the Caribbean.

Materials

General. In 2004, we manufactured and distributed ready-mix concrete, block and crushed aggregate. We also distributed bagged cement. Our sales can be segregated into the following groups:

	2004	2003	2002
	(In thousands)
Revenue (net of intersegment sales):
Ready-mix concrete	$15,429	$14,360	$13,270
Aggregates	19,094	16,042	17,444
Concrete block	4,336	4,395	4,108
Cement	1,653	2,310	1,724
Other	2,468	1,102	1,187

	$42,980	$38,209	$37,733

The different activities on the islands are shown below:

	Ready-mix concrete	Quarry aggregates production	Concrete block production	Aggregates & block sales	Cement sales
Puerto Rico		X		X
St. Thomas, U.S.V.I		X	X	X	X
St. Croix, U.S.V.I	X	X		X
Sint Maarten	X			X	X
St. Martin	X	X		X	X
Antigua	X	X	X	X	X

Our Materials division employed assets in 2004 such as:

•	Quarry-Related Equipment

•	Aggregates Processing Plants

•	Concrete Block Plants

•	Concrete Batch Plants

•	Concrete Mixer Trucks

•	Asphalt Plants

See additional information under Item 1 – Business-General.

Ready-Mix Concrete and Concrete Block. Our concrete batch plants mix cement, sand, crushed stone, water and chemical additives to produce ready-mix concrete for use in local construction. On most islands, concrete mixer trucks owned and operated by various third parties deliver the concrete to the customer’s job site. At our concrete block plants, a low-moisture concrete mixture is machine-formed, then dried and stored for later sale. Our ready-mix concrete operations and concrete block plants are among the largest in the Caribbean islands on which we trade. We also sell a product we refer to as soil-cement, which utilizes similar ingredients as our concrete, as well as some by-products from our aggregates production.

Quarry Operations, Crushed Stone and Aggregate Production. We own or lease quarry sites at which we blast rock from exposed mineral formations. This rock is sold as boulders or crushed to sizes ranging from 3 1/2-inch stones down to manufactured sand. The resulting aggregate is then sorted, cleaned and stored. The aggregate is sold to customers and used in our operations to make concrete products. Our quarries, except for Puerto Rico, are the largest on the Caribbean islands in which we trade. We believe that it is less expensive to manufacture aggregate at our quarries than to import from off-island sources.

Bagged Cement. The Company purchases cement from local cement terminals on the islands for use in its concrete batch plants, block plants and on some islands for resale in the form of bagged cement.

Supplies. We presently obtain all of the crushed rock and a majority of the sand necessary for our production of ready-mix concrete from our own quarries. We believe our ability to produce our own sand and stone gives us a competitive advantage because of the substantial investment required to produce aggregates, the difficulty in obtaining the necessary environmental permits to establish quarries and the moratorium on mining beach sand imposed by most Caribbean countries. We purchase cement from cement terminals located on the islands where our operations are established and bulk cement is readily available from a number of manufacturers located throughout the Caribbean basin.

Customers. Our primary customers are building contractors, governments, asphalt pavers and individual homeowners. Customers generally pick up quarry products, concrete block and bagged cement at our facilities, and we generally deliver ready-mix concrete to the customers’ job sites. No customer was responsible for more than 10% of Materials revenue at December 31, 2004.

Competition. We have competitors in the Materials business in the locations where we conduct business. The competition includes local ready-mix concrete and concrete block plants, and importers of aggregates and concrete blocks. We also encounter competition from the producers of asphalt, which is an alternative material to concrete for road construction. Most competitors, such as ready-mix and concrete block producers, have a disadvantage compared to our material costs, but have an advantage over us in respect to lower overhead costs. The competition has put pressure on prices in certain markets and as a result we have not been able to increase the prices in some markets to the extent of our cost increases.

Business Development. We obtain our leads and proposed project information from architects, engineers, customers, local Departments of Transportation, local Ministries of Works, commissioned sales people and agents with whom we have established relationships.

Other Investments relating to Materials

Belvedere. In February 2003, the Company entered into an agreement (the “Development Agreement”) with the Island Territory of St. Maarten (“Island Territory”) to market and develop 197 single-family homes in the Belvedere subdivision of St. Maarten (the

“Belvedere Project”). Through December 31, 2004, six houses had been sold. The Development Agreement contemplated completion of the Belvedere Project by February 2007. Due to delays in the Island Territory establishing a Mortgage Guarantee Fund and slower than anticipated sales, the Company, through the Steering Committee being established by the Development Agreement, is currently seeking adjustments to the Belvedere Project. Under a separate agreement with Pream Consultants N.V. (“Pream Agreement”), the Company subcontracted substantially all of its obligations, other than funding, under the Development Agreement. The Company intends to either restructure the monthly fee advance provisions of the Pream Agreement or exercise its right of termination. The Company’s investment in the Belvedere Project was $287,259 and $317,610 as of December 31, 2004 and December 31, 2003, respectively.

The Company recognizes revenue on the Belvedere project at the closing of each single-family house. The Company closed on six houses in 2004. From the closing proceeds, the Company recognized gross profit of $44,474 on revenues of $581,917.

Aguadilla Equipment Lease. The Company decided in 2001 to stop its operations in Aguadilla, Puerto Rico and leased all its equipment on the site to a company affiliated with one of the joint venture owners of the subsidiary in Puerto Rico. In March 2005, the lease was extended through February 2007, on substantially similar terms.

Electronic Security Services

General. Concurrent with the Company receiving its investment from Coconut Palm it entered the electronic security services business through the acquisition of Security Equipment Company, Inc. on July 30, 2004. Our revenue from this operation in 2004 was derived from contractual recurring revenue, service revenue and installation revenue as set forth below:

Contractually recurring revenue	$756,404
Service revenue	102,321
Installation revenue	84,355

Total	$943,080

Commercial. DSH through its subsidiaries provides electronic security services and products to financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of government departments and health care and educational facilities. DSH sells, installs, monitors and maintains electronic security systems and products located at its customers’ premises. These systems and products are tailored to customers’ specific needs and include electronic monitoring services that provide intrusion and fire detection, as well as access control systems and closed circuit television systems.

As of December 31, 2004, DSH had 2,149 commercial customers under contract, some of which have multiple locations. In 2004, approximately 60% of DSH’s total revenues was derived from commercial customers. DSH is not dependent upon any single customer, as no customer was responsible for more than 10% of the division’s total net revenues in 2004.

Residential. Residential electronic security services generally consist of the sale, installation, monitoring and maintenance of electronically monitored security systems to detect intrusion and fire. Residential customer service and monitoring are performed from the same facilities as those used for servicing and monitoring commercial accounts.

As of December 31, 2004, DSH had 3,224 residential customers under contract for monitoring services. In 2004, approximately 40% of DSH’s total electronic security services revenues were derived from residential customers.

See also “Business Development” for a discussion on the impact of the Adelphia Acquisition on the Company’s Electronic Security Services operations.

Installation, Service and Maintenance. As part of its effort to provide high quality service to its commercial and residential customers, DSH maintains a trained installation, service and maintenance force. These employees are trained to install and service the various types of commercial and residential security systems marketed by DSH. Subcontracted personnel are utilized where appropriate.

Product Sourcing. DSH does not manufacture any of the components used in its electronic security services businesses. Due to the general availability of the components used in its electronic security services business, DSH is able to obtain the components of its systems from a number of different sources and to supply its customers with the latest technology generally available in the industry. DSH is not dependent on any single source for its supplies and components and has not experienced any material shortages of components.

Monitored Electronic Security Systems. DSH’s electronically monitored security systems involve the use, on a customer’s premise, of devices designed to detect or react to various occurrences or conditions, such as intrusions, movement, fire, smoke, flooding, environmental conditions (including temperature or humidity variations), industrial operations (such as water, gas or steam pressure and process flow controls) and other hazards. In most systems, these detection devices are connected to a microprocessor-based control panel which communicates through telephone lines to a monitoring center where alarm and supervisory signals are received and recorded. Systems may also incorporate an emergency “panic button”, which when pushed causes the control panel to transmit an alarm signal that takes priority over other alarm signals. In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated and transmit the information to a monitoring center. Depending upon the type of service for which the subscriber has contracted, monitoring center personnel respond to alarms by relaying appropriate information to the local fire or police departments, notifying the customer or taking other appropriate action, such as dispatching employees to the customer’s premises.

Security systems utilize a digital communicator which responds to an event by dialing the monitoring center through the customer’s regular telephone line. If a control panel or the telephone line is not functioning properly, the monitoring center may not be alerted. In most markets, systems transmission capabilities can be backed up through radio frequency transmission or the local cellular telephone network.

Regulation. DHS’s operations are subject to a variety of federal, state, county and municipal laws, regulations and licensing requirements. Many local authorities require DSH to obtain licenses or permits to conduct its security services business. Certain governmental entities also require persons engaged in the alarm business to be licensed and to meet certain standards in the selection and training of employees and in the conduct of business. DSH believes that it is in substantial compliance with all such licensing and regulatory requirements in each jurisdiction in which it operates. In addition, municipalities and other localities are attempting to reduce the level of false alarms through various measures, such as the licensing of individual alarm systems and the imposition of fines for false alarms, revocation of licenses and refusing to respond to alarms after a certain number of false alarms. While such laws, regulations and licensing requirements have not had a material adverse effect on DSH’s business to date, the Company is unable to predict whether such statutes or ordinances, or any similar statutes or ordinances enacted by other jurisdictions, will adversely affect future business and operations.

The alarm industry is also subject to the oversight and requirements of various insurance, approval, listing and standards organizations. Adherence to the standards and requirements of such organizations may be mandatory or voluntary depending upon the type of customer served, the nature of the security service provided and the requirements of the local governmental jurisdiction. DSH has not had any material difficulties in complying with such standards and requirements in the past.

DSH’s electronic security business relies upon the use of telephone lines to transmit signals, and the cost of such lines and the type of equipment which may be utilized are currently regulated by both the federal and state governments.

Competition. The electronic security services business is highly competitive. Competition is based primarily on price in relation to the quality of service provided. Sources of competition in the security services business are other providers of central monitoring services, systems directly connected to police and fire departments, local alarm systems and other methods of protection.

The central monitoring sector of the electronic security services business is characterized by high fixed costs, but has low marginal costs associated with monitoring additional customers. Despite the opportunity for economies of scale by consolidation of monitoring and administrative functions, the industry is highly fragmented.

Our electronic security services division competes with other major firms which have substantial resources, including ADT Security Services, Inc. (a subsidiary of Tyco International Limited), Brinks Home Security, Protection One, and Honeywell Security Monitoring, as well as many smaller regional and local companies. Many of these competitors are larger and have significantly greater resources than DSH does and also may possess greater local market knowledge.

Business Development. We entered the electronic security services business in 2004 and, since the end of the year, we have significantly expanded this business with the Adelphia Acquisition in February 2005. In the Adelphia Acquisition, DSH acquired, among other assets, a modern, full service monitoring center in Naples, Florida, from which more than 56,700 subscribers’ homes and businesses are monitored, as well as approximately 5,300 accounts monitored by a third party. We are continuing to search for opportunities to expand this business through both acquisition and organic growth. DSH’s goal is to expand its customer base in both the commercial and residential sectors. The Company’s strategy is to retain a high percentage of its existing commercial and residential customers by providing high quality service.

Tax Exemptions and Benefits

Some of our offshore earnings are not taxed or are taxed at rates lower than U.S. statutory federal income tax rates due to tax exemptions and tax incentives. The U.S. Virgin Islands Economic Development Commission (“EDC”) granted us tax exemptions on most of our U.S. Virgin Islands earnings through March 2003. We have applied for an extension of this tax exemption, however, there is no guarantee that it will be granted. If the application is denied, the Company’s income, gross receipts, and property taxes would increase significantly. These increases would be partially offset by decreases in the Company’s compliance expenses and losses incurred in order to satisfy certain conditions of the EDC tax exemptions. The EDC completed a compliance review on our subsidiary in the US Virgin Islands on February 6, 2004. The compliance review covered the period from April 1998 through March 31, 2003 and resulted from the Company’s application to request an extension of tax exemptions from the EDC. The Company received a notice of failure to make gross receipts tax payments of $505,000 and income tax payments of $2.2 million, not including interest and penalties. This is the first time that a position contrary to the Company’s or any position on this specific issue has been raised by the EDC. In light of these events, and based on discussions with legal counsel, the Company established a tax accrual at December 31, 2003 for such exposure which approximated the amounts set forth in the EDC notice. In September 2004, the statute of limitations with respect to the income tax return filed by the Company for the year ended December 31, 2000, expired. Accordingly, in the third quarter of 2004, the Company reversed $2.3 million of the tax accrual established at December 31, 2003. The Company continues to work with the EDC regarding this matter and if challenged by the U.S. Virgin Islands taxing authority would vigorously contest their position.

The Company has been accruing, but on the advice of Virgin Islands counsel, not remitting, gross receipts taxes, which would be due should the Company’s application for an extension of benefit be withdrawn or denied. The Company has been further advised by Virgin Islands counsel that, should the application of benefits be denied, the U.S. Virgin Islands Internal Revenue Bureau would, most likely, waive any penalties for late payment of gross receipts taxes through the date of denial, although no assurance can be given that such waiver would be granted.

U.S. tax laws provide that certain of our offshore earnings are not taxable for U.S. federal income tax purposes, and most post-April 1988 earnings from our Materials business in the U.S. Virgin Islands can be distributed to us free of U.S. income tax. Any distribution to Devcon International Corp, the parent company, of: (1) earnings from our U.S. Virgin Islands operations accumulated prior to April 1, 1988; or (2) earnings from our other non-U.S. incorporated operations, would subject us to U.S. federal income tax on the amounts distributed, less applicable taxes paid in those jurisdictions according to specific rules concerning foreign tax credits. In December 2004, the Company distributed $4.7 million of its earnings from one of its subsidiaries in Antigua. The distribution was prior to the expiration of a deemed payment provision of the settlement agreement with the government of Antigua and Barbuda. At December 31, 2004, $44.4 million of accumulated earnings had not been distributed to the parent company. However, in February 2005, $16.0 million was distributed to the parent company under a Dividend Reinvestment Plan approved by the Company and in compliance with the American Jobs Creation Act. The Company anticipates that the dividend will qualify for the 85% dividend exclusion in accordance with the American Job Creation Act. The Company used the $12.0 million net dividend to fund a portion of the acquisition of certain net assets of Adelphia Communications’ electronic security services operations, see Note 22 of the Notes to Consolidated Financial Statements. In 2004, the Company has provided $4.1 million of deferred tax expense with respect to this net dividend. However, due to the Company’s adoption of the aforementioned DRP it is anticipated that in accordance with the AJCA the Company will be entitled to an estimated tax benefit of $2.9 million in the first quarter of 2005.

For further information on our tax exemptions and income taxes, see Note 12 of the notes to the Company’s consolidated financial statements.

Equipment

Our businesses require us to lease or purchase and maintain equipment. As of December 31, 2004, our equipment included cranes, bulldozers, road graders, rollers, backhoes, earthmovers, a hydraulic dredge, barges, rock crushers, concrete batch and block plants, concrete mixer trucks and other items. At certain times, a part of this equipment will be idle in between construction jobs until suitable construction contracts are found.

Investments, Joint Ventures and Other Assets

We have invested or participated in several joint ventures in connection with our Construction and Materials divisions.

Antigua Note. On December 3, 2004, Antigua Masonry Products, Limited and Antigua Heavy Constructors, Limited (collectively “AMP”), direct and indirect subsidiaries of the Company, entered into an Agreement for Satisfaction of Indebtedness and Amendment No. 10 to St. John’s Dredging and Deep Water Pier Construction (the “Satisfaction Agreement”) with the government of Antigua and Barbuda (“Antigua”). Pursuant to the terms of the Satisfaction Agreement, AMP and Antigua agreed to a settlement in which approximately $29 million in debt owed by Antigua to AMP was deemed satisfied in exchange for certain cash payments made to AMP by Antigua as well as remittance of all outstanding tax assessments and other relief from current and future taxes and duties. Accordingly, the two notes which evidenced this debt were surrendered by AMP to Antigua and cancelled. AMP incurred no penalties in connection with the cancellation of the notes.

As a result of this Satisfaction Agreement and in exchange for the cancellation of the outstanding debt owed to AMP by Antigua, AMP received $11.5 million in cash, a commitment for an additional $937,500 cash, which was received in the first quarter of 2005, a $7.5 million credit toward future withholding and income taxes incurred by AMP or the Company, plus remittance of all taxes and duties incurred through December 31, 2004. The company recognized $4.3 million of the future withholding tax benefit based on the current plans for repatriation of foreign-earnings. The Satisfaction Agreement also settled the litigation over a $6 million assessment issued with respect to the Company’s subsidiaries in Antigua, resulting in an income tax benefit of $684,104 related to the reversal of accruals for uncertain tax positions.

Other than in respect of this transaction and the agreements being terminated, there was no material relationship between Antigua and the Company, any of the Company’s affiliates or any of the Company’s officers and directors.

DevconMatrix Utility Resources, LLC (“DevMat”). In June 2003, we formed a joint venture in the water desalination and sewage treatment industry. The Company owns 80% of the joint venture. Matrix Desalination, Inc owns the remaining 20%. The water desalination and sewage treatment business is investment intensive, with the emphasis on generating long term recurring revenue. Our customer base consists of resorts, industrial plants and residential communities. In 2004, DevMat leased and operated three water desalination plants situated on various islands of the Bahamas. The Company had $183,939 in revenue and incurred $156,099 of operating expenses during 2004. The marketing efforts for the water and sewage system contracts have proven to be successful on many fronts. The customer base for the utilities business complements and is often the same as for the construction business. We are reviewing and bidding on a number of possible water and sewage system contracts, but there is no assurance that any of them will result in firm contracts.

Construction Technologies Limited. During 2004, the Company made advances of $1.9 million to Construction Technologies Limited (“CTC”), a limited liability company incorporated in St. Christopher and Nevis. The advances were made pursuant to a project funding agreement. Under the project funding agreement, the Company has agreed to advance $2.3 million to fund CTC’s cash requirements in fulfilling its obligation to construct approximately 6.5 miles of road for the National Housing Corporation, a statutory agency of the government of St. Christopher and Nevis. The advances are to be repaid, with contingent interest, from the proceeds of a $3.7 million promissory note given to CTC by the National Housing Corporation, which has been guaranteed by the Government of St. Christopher and Nevis. CTC has assigned the promissory note to the Company. The principal of the promissory note is repayable in fourteen equal semi-annual installments, beginning April 30, 2005, and bears interest at 7%. The Company’s contingent interest will be equal to one-half the excess-promissory note proceeds over the Company’s previous advances. The Company’s present intention is to sell, at a discount to par, the promissory note to a third-party financial institution upon CTC’s achieving substantial completion of the project, currently anticipated in May 2005. There is no assurance that the Company will be successful in selling the promissory note or, if it does not sell the note, that the Company will be repaid in full on the promissory note.

Additionally, the Company has trade receivables from and made other secured loans to CTC in conjunction with other transactions entered into in the ordinary course of business. CTC is a leading producer of concrete on the island of St. Kitts.

Leasing of Concrete Trucks and Other Equipment. In St. Martin, Sint Maarten, and Antigua, substantially all of our concrete trucks and concrete pump trucks have been sold or are leased to former employees that are now in the concrete delivery and pumping business. In some of our quarries we have outsourced the drilling for blasting holes and some of the loading and movement of rock material. Also, we have in some instances sold or leased equipment to former employees or third parties for them to perform work for the Company. The overall effect of these decisions has been a reduction of fixed costs, resulting in a larger percentage of costs being variable with revenue.

Emerald Bay. During the period 1998 through 2001, we invested a total of $186,000 for a 1.2% interest in a real estate joint venture in the Bahamas. The upscale resort project partially opened in December 2003 and the hotel construction was completed in 2004. Our Chairman and another director of the Company have an interest in the joint venture. See Note 16 of the notes to the consolidated financial statements.

Government Expropriation of Land in Aguadilla, Puerto Rico. During the period 1998 through 2004, we invested a total of $195,000 for a 33.3% interest in a real estate joint venture in Puerto Rico that owns the land where the Aguadilla aggregate processing plant was operating. During 2004, we recorded income of $85,000 from this joint venture under the equity method of accounting, as the joint venture received $385,070 from the Secretaria Tribunal Superior de San Juan during the year. In January 2004, the local government advised us that it intended to expropriate a portion of the real estate in Aguadilla. We responded to the expropriation proceeding by filing a complaint in February 2004. In the fourth quarter of 2004, the joint venture received the uncontested expropriation proceeds and paid off its bank loan, which had been guaranteed by the Company. The joint venture is still seeking additional proceeds under its February 2004 complaint.

Vacant Land in South Florida. The Company has owned a 50% interest in ZSC South since the early 1970s. This is a joint venture that currently owns one parcel of vacant land in South Florida. Mr. W. Douglas Pitts, a director of the Company, owns a five percent interest in the joint venture. Courtelis Company manages the joint venture’s operations; Mr. Pitts is the President of Courtelis Company. During 2003, one lot was sold and we recognized earnings of $116,000 from that transaction. There was no activity in 2004.

Executive Officers

The executive officers of the Company are as follows:

Donald L. Smith, Jr., 83, a co-founder of the Company, has served as its Chairman of the Board and Chief Executive Officer since its formation in 1951. Effective April 18, 2005 Mr. Smith will retire from his Chief Executive Officer position. He also served as the Company’s President from 1951 until October 2004.

Stephen J. Ruzika, 49, has been the President and Principal Financial and Accounting Officer of the Company since October 2004 and will be the Chief Executive Officer of the Company effective April 18, 2005. Mr. Ruzika has also been President of Devcon Security Holdings, Inc. since October 2004 and was the Executive Vice President of the Company from July 2004 to October 2004. Prior to that, from August 1998 to July 2004, Mr. Ruzika served as Chairman and Chief Executive Officer of Congress Security Services Inc. Congress, through its subsidiaries, including Security Equipment Company, Inc., which was acquired by the Company on July 30, 2004, provides employment screening and paperless workflow services to major corporate clients in North America. Prior to that, from November 1997 to August 1998, Mr. Ruzika served as Chief Executive Officer of Carlisle Holdings Limited (formerly known as BHI Incorporated), a Nasdaq-listed company. Mr. Ruzika is the former Chief Financial Officer (1989-1997) of ADT Limited and President of ADT Security Services, Inc., and has over 20 years of experience in the security services industry.

David R. Rulien, 52, has been President of Construction and Materials since October 2004. Prior to being named to his current position, from March 1, 2004 to October 2004, he served as an assistant to Donald L. Smith, Jr., the Company’s Chairman. From February 2003 to March 2004, Mr. Rulien served the Company in a consulting capacity as President of DRR Advisors LLC, advising the Company with respect to its utility/desalination business. From August 2001 to December 2003, Mr. Rulien served as Chief Executive Officer of FishingLife, Inc. (“FishingLife”), an online retailer. From January 1999 to July 2001, he served as Vice President – Business Development of FishingLife. Prior to his tenure with FishingLife, from November 1996 to December 1999, Mr. Rulien served as Chief Executive Officer of Wave Communications, a company which sold prepaid wireless services.

Ron G. Lakey, 50, has been Vice President – Business Development of the Company since April 13, 2005. Prior to that from February 2005 to April 2005 he served as Chief Financial Officer of the Company. From February 2004 until January 2005, Mr. Lakey served on the board of directors and as chief financial officer of Alice Ink, Inc., a privately held consumer products company. From July 1987 to August 1997 he served in various financial and operational positions for various ADT Limited subsidiaries, including chief operating officer for its operations in Canada and eleven European countries. Mr. Lakey has over 15 years of experience in the electronic security services industry. Prior to joining Alice Ink, Inc. and following his time at ADT, Mr. Lakey was retired.

Robert C. Farenhem, 34, will become the Interim Chief Financial Officer effective April 18, 2005. Mr. Farenhem is also a Principal and Chief Financial Officer of Royal Palm Capital Partners. He joined Royal Palm Capital Partners in April 2003. Prior to that, he was Executive Vice President of Strategic Planning and Corporate Development for Bancshares of Florida and Chief Financial Officer for Bank of Florida from February 2002 through April 2003. Previously, Mr. Farenhem was an Investment Banker with Bank of America Securities from October 1998 through February 2002.

Donald L. Smith, III, 52, son of the Chairman, was appointed Vice President-Construction Operations for the Company in December 1992. Mr. Smith joined the Company in 1976 and has served in supervisory and managerial positions within the Company since that time.

Kevin M. Smith, 47, son of the Chairman, was appointed Vice President-Materials in June 2002. Mr. Smith joined the Company in 1989 and has served in management positions within the Company since that time.

Intellectual Property

We possess trade names used in the islands, of which none are registered. We believe that trade names, which are normally derivatives of the corporate names of our local subsidiaries, have name recognition and are valuable to the Company. However, our trade names have no book value on our consolidated balance sheet.

Employees

At December 31, 2004, the Company employed 407 persons. We employed 210 persons in the Construction division, of whom five are members of a union. As of the same date, we employed 178 persons in our Materials division, of whom 69 are members of a union. As of December 31, 2004, the Company employed 19 persons in its Electronic Security Services division, of whom none are members of a union. Most employees are employed on a full-time basis. Employee relations are considered satisfactory.

Environmental Matters

We are involved, on a continuing basis, in monitoring our compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. While it is impossible to predict with certainty, management currently does not foresee such expenses in the near future as having a material effect on our business, results of operations or financial condition. See Item 3 and Note 19 of the notes to the consolidated financial statements.

Subsequent Events

Petit Litigation On July 25, 1995, a Company subsidiary, Société des Carriéres de Grande Case (“SCGC”), entered into an agreement with Mr. Fernand Hubert Petit, Mr. Francois Laurent Petit and Mr. Michel Andre Lucien Petit, (collectively, “Petit”) to lease a quarry located in the French side of St. Martin. Another lease was entered into by SCGC on October 27, 1999 for the same and additional property. Another Company subsidiary, Bouwbedrijf Boven Winden, N.A. (“BBW”), entered into a material supply agreement with Petit on July 31, 1995. This agreement was amended on October 27, 1999. Pursuant to the amendment, the Company became a party to the materials supply agreement.

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

In February 2005, SCGC, BBW and the Company entered into agreements with Petit, which provided for the following:

•	The purchase by SCGC of three hectares of partially mined land located within the quarry property previously leased from Petit for approximately $1.1 million;

•	A two-year lease of approximately 15 hectares of land (the “15 Hectare Lease”) on which SCGC operates a crusher, ready-mix concrete plant and aggregates storage at a cost of $100,000;

•	The granting of an option to SCGC to purchase two hectares of unmined property prior to December 31, 2006 for $2 million, payable $1 million on December 31, 2006 and $1 million on December 31, 2008, subject to the below terms:

•	In the event that SCGC exercises this option, Petit agrees to withdraw all legal actions against the Company and its subsidiaries.

•	In the event that SCGC does not exercise the option to purchase and Petit is subsequently awarded a judgment, SCGC has the option to offset approximately $1.2 million against the judgment amount and transfer ownership of the three hectare parcel purchased by SCGC as stated in 1. above back to Petit.

•	The granting of an option to SCGC to purchase five hectares of unmined land prior to June 30, 2010 for $3.6 million, payable $1.8 million on June 30, 2010 and $1.8 million on June 30, 2012; and

•	The granting of an option to SCGC to extend the 15 Hectare Lease through December 31, 2008 (with annual rent of $55,000) if the two hectares are purchased and subsequent extensions of the lease (with annual rent of $65,000) equal to the terms of mining authorizations obtained from the French Government agencies.

After conferring with its French counsel and upon review by management, the Company believes that it has valid defenses and offsets to Petit’s claims, including, among others, those relating to its termination rights and the benefit to Petit from the Company not mining the property. Based on the foregoing agreements and its review, management does not believe that the ultimate outcome of this matter will have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company will obtain independent appraisals to determine the fair value of any non-cash consideration, including the exercise of the options listed above, used in settlement of a judgment received by Petit, if any.

Acquisition of Adelphia Security On February 28, 2005, the Company, through DSSC, completed the acquisition of certain net assets of the electronic security services operation of Adelphia Communications Corporation, a Delaware corporation (“Adelphia”), for approximately $40.2 million in cash based substantially upon contractually recurring monthly revenue of approximately $1.15 million. The transaction was completed pursuant to the terms of that certain Asset Purchase Agreement, dated as of January 21, 2005 (the “Asset Purchase Agreement”), as amended. Other than the Asset Purchase Agreement, there is no material relationship between the parties. The transaction received approval by the United States Bankruptcy Court for the Southern District of New York in an order issued on January 28, 2005.

Credit Facility with CIT. DSSC and its direct parent, DSH (together, the “Borrowers”), financed the Adelphia Acquisition through available cash and a senior secured revolving credit facility (the “Senior Loan”) provided by certain lenders and CIT Financial USA, Inc., serving as agent (“CIT”). The Senior Loan is governed by the terms of that certain Credit Agreement (the “Credit Agreement”), dated as of February 28, 2005, by and among Borrowers, the Lenders signatory thereto from time to time, as Lenders (the “Lenders”), and CIT, as Agent and Lender. The maximum amount available under the Senior Loan is thirty-five million dollars ($35 million), but this amount may be increased up to fifty million dollars ($50 million) at the request of Borrowers if no Event of Default has occurred, the Lenders’ prior written consent is obtained and certain other customary conditions are satisfied. Borrowers may draw amounts under the Senior Loan until March 30, 2007, and all amounts outstanding under the Senior Loan will be due on February 28, 2011. The Senior Loan is secured by, among other things, a security interest in substantially all of the assets of Borrowers, including a first mortgage on certain real property owned by DSSC. The interest rate charged under the Senior Loan varies depending on the types of advances or loans Borrowers select under the Senior Loan. Borrowings under the Senior Loan may bear interest at the higher of (i) the prime rate as announced in the Wall Street Journal or (ii) the Federal Funds Rate plus 50 basis points, plus a spread which ranges from 125 to 300 basis points. Alternatively, borrowings under the Senior Loan may bear interest at LIBOR-based rates plus a spread which ranges from 250 to 425 basis points (LIBOR plus 425 basis points as of the date hereof). The spread depends upon DSH’s ratio of total debt to recurring monthly revenues. Borrowers pay a variable commitment fee each quarter on the unused portion of the commitment equal to 37.5 basis points. Borrowers are subject to certain covenants and restrictions specified in the Senior Loan, including covenants that restrict their ability to pay dividends, make certain distributions, pledge certain assets or repay certain indebtedness.

Beginning March 30, 2007, the day on which Borrowers are prevented from drawing additional amounts under the Senior Loan, Borrowers are required to make certain scheduled principal payments on the Senior Loan in amounts equal to the percentage of the outstanding principal amount set forth below:

Payment Dates Occurring During	Quarter Payment Due	Total Annual Payments
March 31, 2007 through December 31, 2007	2.5% of Term Amount	10.0% of Term Amount

January 1, 2008 through December 31, 2008	3.75% of Term Amount	15.0% of Term Amount

January 1, 2009 through December 31, 2009	4.375% of Term Amount	17.5% of Term Amount

January 1, 2010 through December 31, 2010	5% of Term Amount	20.0% of Term Amount

The foregoing summary of the Asset Purchase Agreement and the Senior Loan is not complete and is qualified in its entirety by reference to the Asset Purchase Agreement, as amended by Amendment No. 1, and the Credit Agreement, which are incorporated by reference herein.

Puerto Rico Lease Extension. The Company decided, in 2001, to cease its operation in Aguadilla, Puerto Rico and leased, effective October 1, 2001, all its equipment on the site to a company affiliated with one of the joint venture owners of the Company’s subsidiary in Puerto Rico. In March 2005, the lease was extended through February 2007, on substantially similar terms.

Dividend Reinvestment Plan. In accordance with Section 965 of the U.S. Internal Revenue Code (enacted as part of the American Jobs Creation Act of 2004), in January 2005 the Company adopted a Domestic Reinvestment Plan in order to qualify for an 85% dividend exclusion on all qualifying cash dividends received during the 2005 tax year. The plan outlines the Company’s intention to utilize qualifying cash dividends received from its foreign subsidiaries to either invest in the Company’s electronic security services and utility services businesses or to repay outstanding third party indebtedness. In February 2005, AMP declared a $16.0 million dividend, of which $4.0 million was withheld for Antiguan withholding taxes, which were deemed paid by utilization of a portion of the $7.5 million tax credit received as part of the Satisfaction Agreement. The Company used the $12.0 million net dividend to fund a portion of the acquisition of certain net assets of Adephia Communications’ electronic security services operations.

Item 2. Property

General

The Materials division utilizes nearly all of the real property that we own or lease. We also own undeveloped parcels of land in the U.S. Virgin Islands and Antigua. The following table shows information on the properties and facilities that we owned or leased for our operations at December 31, 2004:

Description	Location	Lease Expiration with all Options (M/Yr)	Area
Shared facilities
Principal executive offices	Deerfield Beach, Florida	5/09	8,410 square feet (1)
Maintenance shop for heavy equipment	Deerfield Beach, Florida	12/06	1.82 acres (1)(2)
Boca Raton Administrative Offices	Boca Raton, Florida	8/19	13,554 (3)

Electronic security services division
Office space	Panama City, Florida	Owned	2,528 square feet (4)

Materials division
Concrete block plant and equipment maintenance facility	St. Thomas	6/05	11.00 acres (1)
Quarry	St. Thomas	Owned	8.50 acres
Quarry	St. Thomas	2/18	44.00 acres (1)
Barge terminal	St. Thomas	5/22	1.50 acres (1)
Quarry	St. Thomas	8/06	7.49 acres (1)
Concrete batch plant and office	St. Croix	Owned	3.20 acres
Quarry, rock crushing plant	St. Croix	Owned	61.34 acres
Maintenance shop	St. Croix	7/10	6.00 acres (1)
Quarry	St. Croix	Month-to-Month	10.78 acres (1)
Concrete batch plant, concrete block plant, rock crushing plant, asphalt plant, quarry and office	Antigua	9/16	22.61 acres (1)
Concrete block plant	Sint Maarten	Month-to-Month	3.00 acres (1)
Barge unloading facility	Sint Maarten	5/05	0.30 acres (1)
Office building, batch plant, shop	Sint Maarten	Month-to-Month	1.39 acres
Quarry, rock-crushing plant, concrete batch plant and office building	St. Martin	7/10	123.50 acres (1)

Description	Location	Lease Expiration with all Options (M/Yr)	Area
Quarry, rock crushing plant and office building	Guaynabo, P.R.	3/06	40.00 acres (1)(5)

(1)	Underlying land is leased, but the Company owns equipment and machinery on the property.
(2)	Leased from the wife of Donald L. Smith, Jr., the Company’s Chairman. See Note 12 of the notes to the consolidated financial statements.
(3)	The property is presently unoccupied. The lease becomes effective on September 1, 2005.
(4)	Property subject to first and second mortgage.
(5)	Acreage is estimated.

We consider the properties and facilities used in our operations suitable for our industry, and they are currently adequate for our use. The aggregate reserves are adequate to support our anticipated extraction requirements on all quarries, except the quarry located in Guaynabo, P.R. With respect to the Guaynabo quarry, the current lease expires in March 2006. We are currently attempting to extend the lease, through 2011, at which time, the Company anticipates the reserves will be depleted to a point where extraction will not be economically feasible. If the Company is unsuccessful in extending the quarry lease, the Company would seek to relocate the equipment on the existing quarry. There can be no assurances that an alternate site can be located and extraction permits obtained.

Quarry Information

as of December 31, 2004

Quarry Name And Location	Material Type Produced	Type of Facility	Ownership or Lease Status	Lease Expiration	Annual Production Tons	Estimated Years Until Reserve Depletion*
Green Castle Vendans	Boulders	Open Surface Mine	Lease	9/12/2016	168,000	11.7

Antigua	Stone
	Sand

Grand Case	Boulders	Open Surface Mine	Lease	Month	195,000	0.0

French West Indies	Stone			To
	Sand			Month

Guayanbo	Boulders	Open Surface Mine	Lease	2/28/2006	787,000	1.2

Puerto Rico	Stone
	Sand

Estate Bovoni	Boulders	Open Surface	Lease	8/1/2006	164,000	1.6
St. Thomas, US VI	Stone	Mine	Lease	2/1/2018		13.1
	Sand		Own			22.7

Estate Montpellier	Boulders	Open Surface	Lease	Month	97,000	0.0
St. Croix, US VI	Stone	Mine	Own	To		171.9
	Sand			Month

*	Estimated number of years until reserve depletion are based upon third party quarry surveys.

Item 3. Legal Proceedings

We are involved in routine litigation arising in the ordinary course of our business, primarily in connection with our Construction division.

In the fall of 2000, Virgin Islands Cement and Building Products, Inc. (“VICBP”), a subsidiary of the Company, was under contract with the Virgin Islands Port Authority (“VIPA”) for the construction of the expansion of the St. Croix Airport. During the project, homeowners and residents of the Yellow Cedar Housing Community, located next to the end of the expansion project, claimed to have experienced several days of excessive dust in their area as a result of the ongoing construction work. The homeowners of Yellow Cedar have filed two separate lawsuits for unspecified damages against VIPA and VICBP as co-defendants. One suit, filed in the U.S. District Court for the District of the Virgin Islands by Mariepaul Antoine, Benjamin Ashe, et. al, vs. VIPA et. al, case #2001,63 R/F, seeks equitable relief from nuisance, specific performance and damages. The second suit, Louisa Williams et. al vs. VIPA et. al filed in the Territorial Court of the U.S.V.I. case #548/2000 seeks equitable relief from nuisance, specific performance and damages. In both cases, VICBP, as defendant, has agreed to indemnify VIPA for any civil action as a result of the construction work. Reliance Insurance Company (“Reliance”), the general liability carrier for VICBP during that period, has taken the legal position that “dust” is a pollutant and, therefore, the pollution exclusion clause applies and as a result denies liability insurance coverage to VICBP. Corporate counsel in Florida, as well as in the U.S. Virgin Islands, have advised the Company that laws now in place should enable the Company to enforce the duty-to-defend clause contained in the liability policy, thus affording the Company a defense for both legal actions. The Pennsylvania Insurance Commissioner placed Reliance in rehabilitation in October 2001, and subsequently into liquidation. We have also presented claims under the policy to the Florida Insurance Guaranty Association, the V.I. Insurance Guaranty Association, the Pennsylvania Insurance Commissioner, and to our excess liability insurance carrier, Zurich Insurance Company. It is too early to predict the final outcome of this matter or to estimate the potential risk of loss, if any, to the Company.

In the late 1980s, Bouwbedrijf Boven Winden, N.V., (“BBW”), currently a Devcon subsidiary in the Netherlands Antilles, supplied concrete to a large apartment complex on the French side of Sint Maarten. In the early 1990s, the buildings began to develop exterior cracking and “pop outs.” In November 1993, BBW was named one of several defendants, including the building’s insurer, in a suit filed by Syndicat des Copropriétaires la Résidence Le Flamboyant (condominium owners association of Le Flamboyant) in the French court “Tribunal de Grande Instance de Paris”, case No. 510082/93. A French court assigned an expert to examine the cause of the cracking and pop outs and to determine if the cracking/pop outs are caused by a phenomenon known as alkali reaction (“ARS”). The expert found, in his report dated December 3, 1998, that BBW was responsible for the ARS. The plaintiff is seeking unspecified damages, including demolition and replacement of the 272 apartments. Based on the advice of legal counsel, a judgment assessed in a French court would not be enforceable against a Netherlands Antilles company. Thus, in order to obtain an enforceable judgment, the plaintiff would have to file a successful claim in an Antillean court. It is too early to predict the final outcome of this matter or to estimate the potential risk of loss, if any, to the Company. Due to the lack of enforceability, the Company decided not to continue the defense in the French court. Therefore, the Company may not be aware of recent developments in the proceedings. Management believes our defenses to be meritorious and does not believe that the outcome will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

On July 25, 1995, a Company subsidiary, Société des Carriéres de Grande Case (“SCGC”), entered into an agreement with Mr. Fernand Hubert Petit, Mr. Francois Laurent Petit and Mr. Michel Andre Lucien Petit, (collectively, “Petit”) to lease a quarry located in the French side of St. Martin. Another lease was entered into by SCGC on October 27, 1999 for the same and additional property. Another Company subsidiary, Bouwbedrijf Boven Winden, N.A. (“BBW”), entered into a material supply agreement with Petit on July 31, 1995. This agreement was amended on October 27, 1999. Pursuant to the amendment, the Company became a party to the materials supply agreement. In May 2004, the Company advised Petit that it would possibly be removing its equipment within the timeframes provided in its agreements and made a partial quarterly payment under the materials supply agreement. On June 3, 2004, Petit advised the Company in writing that Petit was terminating the materials supply agreement immediately because Petit had not received the full quarterly payment and also advised that it would not renew the 1999 lease when it expired on October 27, 2004. Petit refused to accept the remainder of the quarterly payment from the Company in the amount of $45,000. Without prior notice to BBW, Petit obtained orders to impound BBW assets on St. Martin (the French side) and Sint Maarten (the Dutch side). The assets sought to be impounded include bank accounts and receivables. BBW has no assets on St. Martin, but approximately $341,000 of its assets were impounded on Sint Maarten. In obtaining the orders, Petit claimed that $7.6 million is due on the supply agreement (the full payment that would be due by the Company if the contract continued for the entire potential term and the Company continued to mine the quarry), $2.7 million is due for quarry restoration and $3.7 million is due for pain and suffering. The materials supply agreement provided that it could be terminated by the Company on July 31, 2004.

In February 2005, SCGC, BBW and the Company entered into agreements with Petit, which provided for the following:

•	The purchase by SCGC of three hectares of partially mined land located within the quarry property previously leased from Petit for approximately $1.1 million;

•	A two-year lease of approximately 15 hectares of land (the “15 Hectare Lease”) on which SCGC operates a crusher, ready-mix concrete plant and aggregates storage at a cost of $100,000;

•	The granting of an option to SCGC to purchase two hectares of unmined property prior to December 31, 2006 for $2 million, payable $1 million on December 31, 2006 and $1 million on December 31, 2008, subject to the below terms:

•	In the event that SCGC exercises this option, Petit agrees to withdraw all legal actions against the Company and its subsidiaries.

•	In the event that SCGC does not exercise the option to purchase and Petit is subsequently awarded a judgment, SCGC has the option to offset approximately $1.2 million against the judgment amount and transfer ownership of the three hectare parcel purchased by SCGC as stated in 1. above back to Petit.

•	The granting of an option to SCGC to purchase five hectares of unmined land prior to June 30, 2010 for $3.6 million, payable $1.8 million on June 30, 2010 and $1.8 million on June 30, 2012; and

•	The granting of an option to SCGC to extend the 15 Hectare Lease through December 31, 2008 (with annual rent of $55,000) if the two hectares are purchased and subsequent extensions of the lease (with annual rent of $65,000) equal to the terms of mining authorizations obtained from the French Government agencies.

The Company will obtain independent appraisals to determine the fair value of any non-cash consideration, including the exercise of the options listed above, used in settlement of a judgment received by Petit, if any.

After conferring with its French counsel and upon review by management, the Company believes that it has valid defenses and offsets to Petit’s claims, including, among others, those relating to its termination rights and the benefit to Petit from the Company not mining the property. Based on the foregoing agreements and its review, management does not believe that the ultimate outcome of this matter will have a material adverse effect on the consolidated financial position or results of operations of the Company

In the ordinary course of conducting our business, we become involved in various legal actions and other claims, some of which are currently pending. Litigation is subject to many uncertainties and we may be unable to accurately predict the outcome of individual litigated matters. Some of these matters possibly may be decided unfavorably to us. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not be material.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded on the Nasdaq National Market System under the symbol DEVC. The following table shows high and low prices for our common stock for each quarter for the last two fiscal years as quoted by Nasdaq.

2005	High Sales Price	Low Sales Price
First Quarter	$17.49	$13.55

2004	High Sales Price	Low Sales Price
Fourth Quarter	$16.95	$12.86
Third Quarter	18.80	11.40
Second Quarter	14.75	8.26
First Quarter	10.10	6.33

2003	High Sales Price	Low Sales Price
Fourth Quarter	$7.49	$6.76
Third Quarter	7.50	6.27
Second Quarter	7.25	6.21
First Quarter	6.93	5.83

As of April 11, 2005 there were 124 holders of record of the outstanding shares of Common Stock. The closing sales price for the common stock on April 11, 2005, was $11.26. We paid no dividends in 2004 or 2003. The payment of cash dividends will depend upon the earnings, consolidated financial position and cash requirements of the Company, its compliance with loan agreements, and other relevant factors. We do not presently intend to pay cash dividends. No unregistered securities were sold or issued in 2004, 2003 or 2002, except as disclosed in Item 2 of the Quarterly Report on Form 10-Q of the Company for the Quarter Ended September 30, 2004.

Equity Compensation Plans

The table below provides information relating to our equity compensation plans as of December 31, 2004.

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under compensation plans (1)
Equity compensation plans:
Approved by shareholders	724,564	$5.77	5,000
Not approved by shareholders	0	$0.00	0

Total	724,564	$5.77	5,000

(1)	Excluding shares reflected in first column.

There are no other shares of capital stock issued other than common stock. No employment or other agreements provide for the issuance of any shares of capital stock. There are no other options, warrants, or other rights to purchase securities of the Company issued to employees and directors, other than options to purchase common stock issued under the 1986 Non-Qualified Stock Option Plan, the 1992 Directors Stock Option Plan, the 1992 Stock Option Plan, as amended, the 1999 Stock Option Plan, as amended, and the Warrants issued in connection with the investment by Coconut Palm Capital Investors I, Ltd.. Options to purchase 50,000 shares were issued to Matrix Desalination Inc at an exercise price of $6.38 in May 2003. The vesting of the options issued to Matrix was dependent on the consummation of certain investments for DevMat Utility Resources, LLC. For more information regarding the Company’s equity compensation plans, see Note 10 to the Company’s consolidated financial statements.

Repurchases of Company Shares

The Company terminated its share repurchase plan on November 8, 2004. On November 17, 2004, the Company did acquire 8,247 shares of its common stock from Mr. Jan Norelid, who was the Company’s Chief Financial Officer at the time. The purchase was related to the exercise of stock options in accordance with the Company’s stock option plans.

Item 6. Selected Financial Data

The following is our selected financial data which should be read in conjunction with our consolidated financial statements and accompanying Notes and with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This data is derived from our audited consolidated financial statements.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Statement of Operations Data:
Construction revenue	$25,052	$17,104	$15,623	$15,185	$14,292
Materials revenue	42,980	38,209	37,733	39,703	50,956
Security revenue	943	—	—	—	—
Other revenue	183	—	—	—	—

Total revenue	69,158	55,313	53,356	54,888	65,248
Cost of construction	17,547	15,254	14,790	12,447	11,461
Cost of materials	36,083	33,305	30,754	32,182	42,608
Cost of security	648	—	—	—	—
Cost of other	157	—	—	—	—

Gross profit	14,723	6,754	7,812	10,259	11,179
Operating expenses	17,420	15,857	9,817	10,251	12,339
Operating (loss) income, as revised (1)	(2,697)	(9,103)	(2,005)	8	(1,160)
Other income (expense), as revised (1)	2,804	2,874	3,602	3,252	20,362
Gain on Antigua Note	10,970	—	—	—	—

(Loss) income from operations before income taxes	11,077	(6,229)	1,597	3,260	19,202
Income tax benefit (expense)	(440)	(2,388)	(396)	(830)	(715)

Net (loss) income	$10,637	$(8,617)	$1,201	$2,430	$18,487

(Loss) income per share:
Basic	$2.44	$(2.57)	$0.34	$0.67	$4.80
Diluted	$2.09	$(2.57)	$0.31	$0.61	$4.40
Weighted average number of shares outstanding:
Basic	4,363	3,352	3,572	3,632	3,851
Diluted	5,097	3,352	3,874	3,963	4,202

Balance Sheet Data:
Working capital	$42,059	$15,840	$19,659	$16,203	$14,035
Total assets	101,665	64,419	68,437	67,952	72,136
Long-term debt, excluding current portion	564	2,424	2,335	2,455	2,465
Stockholders’ equity	76,983	45,549	55,025	53,845	52,434

(1)	Refer to Note 1 (p) of notes to consolidated financial statements.

The Company has not made any material accounting changes in the past five years, except for the change of recording receipts on notes receivable from the Antigua Government using the cost-recovery method to the accrual method. The note was settled in 2004. We disposed of several businesses in fiscal year 2000, as more precisely described in Note 21 of the notes to the consolidated financial statements of our Form 10-K dated December 31, 2002 and our Reports on form 8-K dated January 7, 2000 and February 22, 2000, respectively, which materially affect the comparability of the selected financial data shown above. As we continued to distribute cement on most islands after the sale of our cement terminals, and as after the sale of our concrete business on St. Thomas, the buyer became our largest customer on the island for aggregates, it is not practical to demonstrate the net sales, gross profit or net income of the operations without the sold businesses.

The following is our selected quarterly financial data which should be read in conjunction with our consolidated financial statements and accompanying Notes and with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Total Revenue	Gross Profit	Net Income/(Loss)	(Loss)/Income Per Share
				Basic	Diluted
2004
Fourth Quarter	$19,260	$2,969	$6,284	$1.10	$.90
Third Quarter	19,849	4,861	3,597	.72	.60
Second Quarter	15,287	3,719	622	.18	.16
First Quarter	14,762	3,174	134	.04	.04

2003
Fourth Quarter	$14,802	$2,198	$(3,296)	$(1.00)	$(1.00)
Third Quarter	14,059	2,187	631	0.19	0.18
Second Quarter	14,390	1,973	(328)	(0.10)	(0.10)
First Quarter	12,062	396	(5,624)	(1.63)	(1.63)

Factors Affecting Our Operating Results, Financial Condition, Business Prospects and Market Price of Stock

Risks of Foreign Operations. The majority of our operations in 2004 were conducted in foreign countries located in the Caribbean, primarily Antigua and Barbuda, Sint Maarten, St. Martin and the Bahamas. In 2004, 59% of our revenue was derived from foreign geographic areas. For a summary of our revenue and earnings from foreign operations, see Notes 13 and 15 of the notes to the Company’s consolidated financial statements. The risks of doing business in foreign areas include potential adverse changes in U.S. diplomatic relations with foreign countries, changes in the relative purchasing power of the U.S. dollar, hostility from local populations, adverse effects of exchange controls, changes in import and export tariffs, restrictions on the withdrawal of foreign investment and earnings, government policies against businesses owned by non-nationals, expropriations of property, the instability of foreign governments, and any insurrection that could result in uninsured losses. We are not subject to these risks in Puerto Rico or the U.S. Virgin Islands since these are United States territories. The

Company is also subject to U.S. federal income tax upon the distribution of certain offshore earnings. See Note 12 of the notes to the consolidated financial statements. Although we have not encountered significant difficulties in our foreign operations, there can be no assurance that we will never encounter difficulties.

Quarry Leases. The Company does not own most of the land from which it mines aggregate. Accordingly, the Company’s continued operations are dependent upon its ability to renew leases, prior to their expiration. The Company would incur substantial costs in relocating some of its fixed assets in conjunction with the non-renewal of its quarry leases.

Raw Materials. The Company’s operations are highly dependent upon its ability to acquire adequate supplies of cement and Barbuda sand. The Company has experienced, in the past, short term shortages of both cement and Barbuda sand which, temporarily, adversely affected the Company’s operations.

Import / Export Tariffs. The Company conducts a majority of its business on foreign islands and, accordingly, its operations could be adversely affected by changes in either import or export tariffs.

Credit Risk. The Company operates on several islands in the Caribbean. The governmental agencies of these islands are significant customers of the Company. Many of the island governments, with which the Company conducts business, have high levels of public debt relative to their revenue base. Accordingly, the Company may experience difficulty in collecting amounts due from these governmental agencies.

Substantial Debt and Debt Service. In 2005, DSH and its subsidiaries incurred additional indebtedness of approximately $24.6 million and, as a result, beginning on March 1, 2005, we are now incurring significant interest expense. The degree to which we are leveraged could have important consequences, including the following:

•	our ability to obtain additional financing in the future for capital expenditures, potential acquisitions, and other purposes may be limited or financing may not be available on terms favorable to us or at all;

•	a substantial portion of our cash flows from operations must be used to pay our interest expense and repay our debt, which reduces the funds that would otherwise be available to us for our operations and future business opportunities; and

•	fluctuations in market interest rates will affect the cost of our borrowings to the extent not covered by interest rate hedge agreements because our credit facilities bear interest at variable rates.

A default could result in acceleration of the CIT indebtedness and permit our senior lenders to foreclose on our electronic security services assets. As of March 31, 2005, we had $24.6 million of borrowings outstanding under the revolving credit facility.

Covenant Restrictions. The CIT credit facility contains numerous covenants imposing restrictions on our electronic security services division’s ability to, among other things:

•	incur more debt;

•	pay dividends, redeem or repurchase stock or make other distributions;

•	make acquisitions or investments;

•	use assets as security in other transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	create liens on our assets; and

•	extend credit.

The CIT credit facility also contains financial covenants that require DSH and its subsidiaries to meet a number of financial ratios and tests. Failure to comply with the obligations in the credit facility and indenture could result in events of default under the credit facility or the indenture, which, if not cured or waived, could permit acceleration of the indebtedness or of other indebtedness, allowing our senior lenders to foreclose on our electronic security services assets.

Affiliate Stock Ownership. Our officers and directors beneficially own, directly or indirectly and, in the aggregate, a significant percentage of the outstanding shares of our common stock and have the ability to significantly influence the outcome of any matters submitted to a vote of our shareholders.

Material Weaknesses. In connection with the completion of its audit of, and the issuance of an unqualified report on, our consolidated financial statements for the fiscal year ended December 31, 2004, our independent registered public accounting firm, KPMG, LLP, communicated to our management and Audit Committee that certain matters involving the Company’s internal controls were considered to be “significant deficiencies”, as defined under the standards established by the Public Company Accounting Oversight Board. See “Item 9A – Controls and Procedures”. Our independent registered public accounting firm informed our management and our Audit Committee that the combination of these significant deficiencies indicated that we did not have sufficient controls pertaining to the review and oversight of subsidiary financial results originating in our Construction and Materials Divisions constituting material weaknesses in our internal controls over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. The Company is committed to continuously improving its internal controls and financial reporting. Since July 2004, the Company has been working with consultants with experience in internal controls to assist management and the Audit Committee in reviewing the Company’s current internal controls structure with a view towards meeting the formalized requirements of Section 404 of the Sarbanes-Oxley Act.

However, to the extent our independent registered public accounting firm is required to provide an opinion as to the effectiveness of our internal controls, even if we are able to take remedial actions to correct the identified material weaknesses described above and any other material weaknesses identified as the evaluation and testing process is completed, there may be insufficient time for the remediated controls to be in operation to permit our independent registered public accounting firm to conclude that the remediated controls are effective. Thus, our independent registered public accounting firm would possibly provide an adverse opinion to the effect that our internal controls are ineffective as of the date of such evaluation, or may decline to issue an opinion as to the effectiveness of our internal controls.

If we are unable to conclude that our internal controls over financial reporting are effective at such time that we will be required to attest to them, or if our independent registered public accounting firm concludes that our internal controls are ineffective at such time, or is unable to conclude that our assessment is fairly stated or is unable to express an opinion on the effectiveness of our internal controls, our ability to obtain additional financing on favorable terms could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. In addition, if we are unable to conclude our internal controls or disclosure controls are effective at such time that we will be required to attest to them, current and potential stockholders could lose confidence in our financial reporting and our stock price could be negatively impacted.

Dividends. We have not paid any dividends on our common stock in the last 13 years. We anticipate that for the foreseeable future we will continue to retain any earnings for use in the operation of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other factors deemed relevant by our board of directors.

Labor Unions. We are a party to collective bargaining agreements with various labor unions. One of these agreements has expired and is being renegotiated. The other agreements expire in 2006. Under those agreements we currently employ approximately 74 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs.

Liquidity. While our stock trades on the Nasdaq National Market, our stock is thinly traded and you may have difficulty in reselling your shares quickly. The low trading volume of our common stock is outside of our control, and we cannot guarantee that the trading volume will increase in the near future or that, even if it does increase in the future, it will be maintained. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile.

In addition, in the absence of an active public trading market, an investor may be unable to liquidate his investment in us. Trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future.

Related Party Transactions. We have entered into a number of transactions with our affiliates, most of which consist of joint ventures in the Caribbean with companies in which certain of our officers and directors have an interest. Material transactions are disclosed in our audited consolidated financial statements and periodic reports we file with the Securities and Exchange Commission. These transactions may result in conflicts of interests. Our audit committee reviews and approves transactions between us and our affiliates, including our officers and directors. Our policy is that all of these transactions be reviewed and approved by the audit committee prior to completion. In addition, our Articles of Incorporation provide that no contract or other transaction between us and any other corporation shall in any way be invalidated by the fact that any of our directors are interested in or are directors or officers of the other party to the transaction. We anticipate that, to the extent our Board of Directors determines these transactions are in our best interests and our Audit Committee determines there is no reason to prohibit them, we will continue to engage in similar transactions with our affiliates.

Current Dispute in St. Martin. On July 25, 1995, a Company subsidiary, SCGC, entered into an agreement with Petit to lease a quarry located in the French side of St. Martin. Another lease was entered into by SCGC on October 27, 1999 for the same and additional property. Another Company subsidiary, BBW, entered into a material supply agreement with Petit on July 31, 1995. This agreement was amended on October 27, 1999. Pursuant to the amendment, the Company became a party to the materials supply agreement.

In May 2004, the Company advised Petit that it would possibly be removing its equipment within the timeframes provided in its agreements and made a partial quarterly payment under the materials supply agreement. On June 3, 2004, Petit advised the Company in writing that Petit was terminating the materials supply agreement immediately because Petit had not received the full quarterly payment and also advised that it would not renew the 1999 lease when it expired on October 27, 2004. Petit refused to accept the remainder of the quarterly payment from the Company in the amount of $45,000.

Without prior notice to BBW, Petit obtained orders to impound BBW assets on St. Martin (the French side) and Sint Maarten (the Dutch side). The assets sought to be impounded include bank accounts and receivables. BBW has no assets on St. Martin, but approximately $341,000 of its assets were impounded on Sint Maarten. In obtaining the orders, Petit claimed that $7.6 million is due on the supply agreement (the full payment that would be due by the Company if the contract continued for the entire potential term and the Company continued to mine the quarry), $2.7 million is due for quarry restoration and $3.7 million is due for pain and suffering. The materials supply agreement provided that it could be terminated by the Company on July 31, 2004.

In February 2005, SCGC, BBW and the Company entered into agreements with Petit, which provided for the following:

•	The purchase by SCGC of three hectares of partially mined land located within the quarry property previously leased from Petit for approximately $1.1 million;

•	A two-year lease of approximately 15 hectares of land (the “15 Hectare Lease”) on which SCGC operates a crusher, ready-mix concrete plant and aggregates storage at a cost of $100,000;

•	The granting of an option to SCGC to purchase two hectares of unmined property prior to December 31, 2006 for $2 million, payable $1 million on December 31, 2006 and $1 million on December 31, 2008, subject to the below terms:

•	In the event that SCGC exercises this option, Petit agrees to withdraw all legal actions against the Company and its subsidiaries.

•	In the event that SCGC does not exercise the option to purchase and Petit is subsequently awarded a judgment, SCGC has the option to offset approximately $1.2 million against the judgment amount and transfer ownership of the three hectare parcel purchased by SCGC as stated in 1. above back to Petit.

•	The granting of an option to SCGC to purchase five hectares of unmined land prior to June 30, 2010 for $3.6 million, payable $1.8 million on June 30, 2010 and $1.8 million on June 30, 2012; and

•	The granting of an option to SCGC to extend the 15 Hectare Lease through December 31, 2008 (with annual rent of $55,000) if the two hectares are purchased and subsequent extensions of the lease (with annual rent of $65,000) equal to the terms of mining authorizations obtained from the French Government agencies.

After conferring with its French counsel and upon review by management, the Company believes that it has valid defenses and offsets to Petit’s claims, including, among others, those relating to its termination rights and the benefit to Petit from the Company not mining the property. Based on the foregoing agreements and its review, management does not believe that the ultimate outcome of this matter will have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company will obtain independent appraisals to determine the fair value of any non-cash consideration, including the exercise of the options listed above, used in settlement of a judgment received by Petit, if any.

Acquisition and Integration in our Electronic Security Services Business. We intend to experience significant growth through acquisitions. Acquisitions result in greater administrative burdens and operating costs and, to the extent financed with debt, additional interest costs. We cannot assure you that we will be able to manage or integrate acquired companies or businesses successfully. The process of integrating our acquired businesses may be disruptive to our business and may cause an interruption of, or a loss of momentum in, our business as a result of the following factors, among others:

•	Loss of key employees or customers;

•	Possible inconsistencies in standards, controls, procedures and policies among the combined companies and the need to implement company-wide financial, accounting, information and other systems;

•	Failure to maintain the quality of services that the companies have historically provided;

•	The need to coordinate geographically diverse organizations; and

•	The diversion of management’s attention from our day-to-day business as a result of the need to deal with any disruptions and difficulties and the need to add management resources to do so.

These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we currently expect to result from that integration and may cause material adverse short and long-term effects on our operating results and financial condition.

Even if we are able to integrate the operations of acquired businesses into our operations, we may not realize the full benefits of the cost savings, revenue enhancements or other benefits that we anticipate. The potential cost savings associated with an acquisition are based on analyses completed by our employees and advisers. These analyses involve assumptions as to future events, including general business and industry conditions, costs to operate our business and competitive factors, many of which are beyond our control and may not materialize. While we believe these analyses and their underlying assumptions to be reasonable, they are estimates which are difficult to predict and speculative in nature. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Also, the cost savings and other synergies from these acquisitions may be offset by costs incurred in integrating the companies, increases in other expenses, operating losses or problems in the business unrelated to these acquisitions.

In addition to the electronic security services companies we have already acquired, we plan to continue to acquire additional security services companies. The success of our acquisition program will depend on, among other things:

•	the availability of suitable candidates;

•	competition from other companies for the purchase of available candidates;

•	our ability to value those candidates accurately and negotiate favorable terms for those acquisitions;

•	the availability of funds to finance acquisitions;

•	our ability to fund acquisitions; and

•	the availability of management resources to oversee the integration and operation of the acquired businesses.

Financing for the acquisitions may come from several sources, including our existing cash on hand, previous investment, as well as the proceeds from the exercise of outstanding warrants purchased, the incurrence of indebtedness or the issuance of additional common stock, preferred stock, debt (whether convertible or not) or other securities. The issuance of any additional securities could, among other things:

•	result in substantial dilution of the percentage ownership of our shareholders at the time of issuance;

•	result in the substantial dilution of our earnings per share;

•	adversely affect the prevailing market price for our common stock; and

•	result in increased indebtedness, which could negatively affect our liquidity and operating flexibility.

Dependence on Management. We are dependent upon the services of a small group of executive officers. The loss of the services of any one of these executive officers could have a material adverse effect on us as we would no longer be able to benefit from their knowledge, experience and guidance.

We may encounter difficulties with our new management team and new operating focus.

We expect that we will encounter challenges and difficulties similar to those frequently experienced by companies operating under a new or revised business plan with a new management team. These challenges and difficulties relate to our ability to:

•	attract new customers and retain existing customers;

•	generate sufficient cash flow from operations or through additional debt or equity financings to support our growth strategy;

•	hire, train and retain sufficient additional financial reporting management, operational and technical employees; and

•	install and implement new financial and other systems, procedures and controls to support our growth strategy with minimal delays.

If the actions taken to integrate our new electronic security services division into our general corporate structure encounter greater difficulties than anticipated, we may implement further efforts which could divert management’s attention and strain operational and financial resources. We may not successfully address any or all of these challenges, and our failure to do so would adversely affect our business plan and results of operations, our ability to raise additional capital and our ability to achieve enhanced profitability.

Competition. Land development construction is extremely competitive. We compete with smaller local contractors as well as larger U.S. and European based contractors in all our markets. Primary competitive factors include price, prior experience and relationships, the equipment available to complete the job, innovation, the available engineering staff to assist an owner in minimizing costs, how quickly a company can complete a contract, and the ability to obtain bonding which guarantees contract completion.

Our ability to maintain mutually beneficial relationships with key customers as well as the nature of their purchasing patterns may have an impact on our operations.

We have competitors in the materials business in the locations where we conduct business. The competition includes local ready-mix concrete and local concrete block plants, and importers of aggregates and concrete blocks. We also encounter competition from the producers of asphalt, which is an alternative material to concrete for road construction. Most competitors, such as ready-mix and local concrete block producers, have a disadvantage compared to our material costs, but have an advantage over us in respect to lower overhead costs. The competition has put pressure on prices in the market, and we have not been able to increase our prices in some markets to the extent of our cost increases. Competition from certain of these manufacturers has intensified in recent years and is expected to continue.

The electronic security services business in the United States is highly competitive. New competitors are continually entering the field. Competition is based primarily on price in relation to quality of service. We believe that the quality of our service is higher than many of our competitors. Sources of competition in the security services business are other providers of central monitoring services, local alarm systems and other methods of protection, such as manned guarding.

Our electronic security services division competes with other major firms which have substantial resources, including ADT Security Services, Inc. (a subsidiary of Tyco International Limited), Brinks Home Security, Protection One, and Honeywell Security Monitoring, as well as many smaller regional and local companies. Many of these competitors are larger and have significantly greater resources than DSH does and also may possess greater local market knowledge as well. We cannot assure you that we will be able to continue to compete effectively for existing or potential customers.

Government Regulation of the Electronic Security Services Business. Our electronic security services division is subject to significant government regulation and the failure to substantially comply with one or more of these regulations could adversely affect our electronic security services’ business and operations.

Our electronic security services’ operations are subject to a variety of federal, state, county, and municipal laws, regulations and licensing requirements. The states in which we operate, as well as some local authorities, require us to obtain licenses or permits to conduct our security service business. We believe that we are in substantial compliance with all of the licensing and regulatory requirements in each jurisdiction in which we operate. In addition, there has been a recent trend on the part of municipalities and other localities to attempt to reduce the level of false alarms through various measures such as licensing of individual alarm systems and the imposition of fines upon customers, revocation of licenses or non-response to alarms after a certain number of false alarms. While these statutes and ordinances have not had a material effect on our business operations to date, we are not able to predict whether these statutes or ordinances, or similar statutes or ordinances enacted by other jurisdictions, will adversely affect our business in the future. The alarm industry is also subject to the oversight and requirements of various insurance, approval, listing and standards organizations. Adherence to the standards and requirements of these organizations may be mandatory or voluntary depending upon the type of customer served, the nature of security services provided and the requirements of governmental jurisdiction.

The nature of the services provided by our electronic security services business potentially exposes us to greater risks of liability for employee act or omissions or product liability than may be inherent in many other service businesses. To attempt to reduce this risk, our service contracts contain provisions limiting our liability to our customers. We also carry insurance of various types, including general liability and errors and omissions insurance, to protect us from product defects and negligent acts of our employee.

Cyclical industry and economic conditions have affected and may continue to adversely affect our electronic security services’ financial condition and results of operations.

Our electronic security services’ operating results are affected adversely by the general cyclical pattern of the security services industry. Demand for security services is significantly affected by levels of commercial construction and consumer and business discretionary spending.

Subscriber Account Attrition. Our electronic security services division experiences attrition of subscriber accounts as a result of, among other factors, relocation of subscribers, adverse financial and economic conditions, and competition from other alarm service companies. In addition, our electronic security services division experiences attrition of newly acquired accounts to the extent we do not integrate these accounts or do not adequately service these accounts. An increase in attrition rates could have a material adverse effect on our revenues and earnings.

When acquiring accounts, the Company seeks to withhold a portion of the purchase price as a partial reserve against subscriber attrition. If the actual attrition rate for the accounts acquired is greater than the rate assumed by the Company at the time of the acquisition, and the Company is unable to recoup its damages from the portion of the purchase price held back from the seller, such attrition could have a material adverse effect on the Company’s financial condition or results of operations.

We cannot assure you that we will be able to obtain purchase price holdbacks in future acquisitions, particularly acquisitions of large portfolios. We also cannot assure you that actual account attrition for acquired accounts will not be greater than the attrition rate assumed or historically incurred by our electronic security services business.

The effects of gross subscriber attrition has historically been offset by adding new accounts from subscribers who move into premises previously occupied by prior subscribers and in which security alarm systems are installed, conversions of accounts that were previously monitored by other alarm companies to our monitoring services and accounts for which we obtain a guarantee from the seller that provides for us to “put” back to the seller canceled accounts. The resulting figure is used as a guideline to determine the estimated life of subscriber revenues. Our policy is to periodically review actual account attrition and, when necessary, adjust the remaining estimated lives of DSSC’s purchased accounts to reflect assumed future attrition. If actual account attrition significantly exceeds assumed attrition and we have to shorten the period over which it amortizes the cost of purchased subscriber accounts, it could have a material adverse effect on our results of operations and financial condition.

Construction Contracts. Some of the contracts involved in our land development contracting business have fixed price terms which do not take into account unanticipated changes in production costs.

We generally enter into either fixed-price contracts that provide for an established price that does not vary during the term of the contract or unit-price contracts under which our fee is based on the quantity of work performed. Fixed-price contracts and, to a lesser extent, unit-price contracts, involve inherent risks, such as unanticipated increases in the cost of labor and/or materials, subcontracts that were unexpected at the time of bidding, bidding errors, unexpected field conditions, adverse weather conditions, the inability of subcontractors to perform, work stoppages and other events beyond our control. Although our attempts to minimize the risks inherent in our contracts by, among other things, obtaining subcontracts from reliable subcontractors, anticipating labor and material cost increases, anticipating contingencies, utilizing our cost control system and obtaining certain cost escalation clauses, we cannot assure you that we will be able to complete our current or future contracts at a profit. In addition, the longer the term of contracts, the greater the risks associated with that contract.

Some of our contracts call for project completion by a specified date and may contain a penalty clause for our failure to complete a project by this date. In addition, pursuant to some of our contracts, we make warranties that extend for a period of time beyond the completion of these contracts.

Our failure to enter into new contracts to replace completed contracts could have an adverse impact upon our operations.

We endeavor to ensure that our land development contracting resources are effectively utilized and to that end pursue new contracts as the completion time for existing contracts approaches. To the extent we have entered into large land development contracts to which a significant part of our resources are committed, the failure to obtain new contracts upon the completion of these contracts could adversely affect our results of operations.

Economic Conditions. Our land development contracting and concrete and related products businesses and our materials operations are materially dependent upon economic conditions in general, including recession, inflation, deflation, general weakness in construction and housing markets, changes in infrastructure requirements and, in particular, upon the level of development and construction activities in the Caribbean. A general downturn in the economy in this region would adversely affect the housing and construction industry and, therefore, would adversely affect our contracting and concrete and related products businesses.

Significant Customers. The loss of significant customers, the financial condition of our customers or an adverse change to the financial condition of our significant customers could have a material adverse effect on our business or the collectibility of our receivables. In addition, unforeseen inventory adjustments or significant changes in purchasing patterns by our customers and the resultant impact on manufacturing volumes and inventory levels may negatively impact our operations.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act.

The forward-looking statements are and will be based upon our management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risks and uncertainties. Actual results, including the Company’s revenues from its Construction, Materials and Electronic Security Services operations, expenses, gross margins, cash flows, financial condition, and net income, as well as factors such as our competitive position, inventory levels, backlog, the demand for our products and services, customer base and the liquidity and needs of customers, may differ materially from those contemplated by the forward-looking statements or those currently being experienced by the Company for a number of reasons, including but not limited to those set forth under “Factors Affecting Our Operating Results, Financial Condition, Business Prospects and Market Price of Stock” and the following:.

•	The strength of the construction economies on various islands in the Caribbean, primarily in the United States Virgin Islands, Sint Maarten, St. Martin, Antigua, Puerto Rico and the Bahamas. The Company’s business is subject to economic conditions in our markets, including recession, inflation, deflation, general weakness in construction and housing markets and changes in infrastructure requirements.

•	Our ability to maintain mutually beneficial relationships with key customers. We have a number of significant customers. The loss of significant customers, the financial condition of our customers or an adverse change to the financial condition of our significant customers could have a material adverse effect on our business or the collectibility of our receivables.

•	Unforeseen inventory adjustments or significant changes in purchasing patterns by our customers and the resultant impact on manufacturing volumes and inventory levels.

•	Adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors’ risk profiles. We have businesses in various foreign countries in the Caribbean. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar. We believe our most significant foreign currency exposure is the Euro.

•	The Materials and Electronic Security Services divisions operate in markets which are highly competitive on the basis of price and quality. We compete with local suppliers of ready-mix, and foreign suppliers of aggregates and concrete block. Competition from certain of these manufacturers has intensified in recent years and is expected to continue. The Construction division has local and foreign competitors in its markets. Customer and competitive pressures sometimes have an adverse effect on our pricing.

•	Our foreign operations may be affected by factors such as tariffs, nationalization, exchange controls, interest rate fluctuations, civil unrest, governmental changes, limitations on foreign investment in local business and other political, economic and regulatory conditions, risks or difficulties.

•	The effects of litigation, environmental remediation matters, and product liability exposures, as well as other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

•	Our ability to generate sufficient cash flows to support capital expansion, business acquisition plans, our share repurchase program and general operating activities, and our ability to obtain necessary financing at favorable interest rates.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions, and restrictions on repatriation of foreign investments.

•	The outcome of the compliance review for the Company’s past EDC benefits and the application for the extension of those benefits in the U.S. Virgin Islands.

•	The impact of unforeseen events, including war or terrorist activities, on economic conditions and consumer confidence.

•	Interest rate fluctuations and other capital market conditions.

•	Construction contracts with a fixed price sometimes suffer penalties that cannot be recovered by additional billing, which penalties may be due to circumstances in completing construction work, errors in bidding contracts, or changed conditions.

•	Adverse weather conditions, specifically heavy rains or hurricanes, which could reduce demand for our products.

•	Our ability to execute and profitably perform any contracts in the water desalination or sewage treatment business.

•	Our ability to find suitable targets to purchase for the electronic security services division and to implement the Company’s business plan in this industry, effectively integrate acquired Businesses and operate and grow acquisitions in the electronic security services businesses that would maximize profitability.

The foregoing list is not exhaustive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition and results of operations. For these reasons, you are cautioned not to place undue reliance on our forward-looking statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent. See also Note 1(p) to our Notes to Consolidated Financial Statement for certain revisions and reclassifications which are reflected in this item.

Summary

The Company is a large producer and distributor of ready-mix concrete and quarry products in the Caribbean region. The Company produces and distributes ready-mix concrete, crushed stone, concrete block, and asphalt and distributes bagged cement. The Company also performs the site preparation work as a land development contractor. The Company has established a significant market share in most locations where we have facilities. The Company’s Construction division performs earth moving, excavating, and filling operations, builds golf courses, roads and utility infrastructures, dredges waterways and constructs deep-water piers and marinas in the Caribbean. The Company has historically provided these land development services to both private enterprises and governments in the Caribbean.

On July 30, 2004, the Company completed a transaction with Coconut Palm Capital Investors Ltd. whereby Coconut Palm invested $18 million into the Company for purposes of the Company entering into the electronic security services industry. Also on July 30, 2004, the Company entered the electronic security services business through the acquisition of Security Equipment Company, Inc., which has since changed its name to Devcon Security Services Corp. (“DSSC”). On February 28, 2005, the Company, through DSSC, completed the acquisition of certain net assets of the electronic security services operation of Adelphia Communications Corporation (“Adelphia Acquisition”). The Company’s electronic security services business engages in the electronic monitoring of its installed base of security systems, as well as the installation of new monitored security systems added to its installed base, both in residential and commercial buildings. The Company, through DSSC’s immediate parent, Devcon Security Holdings, Inc. (“DSH”), provides electronic security services to commercial and residential customers in Florida as well as in Buffalo, New York. These assets include a modern, full service monitoring center in Naples, Florida, from which more than 56,700 subscribers’ homes and businesses are monitored. The Company also has approximately  5,300 accounts monitored by a third party.

Critical Accounting Policies and Estimates

Our discussion of our financial condition and results of operations is an analysis of the consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistently applied. Although our significant accounting policies are described in Note 1 of the notes to the consolidated financial statements, the following discussion is intended to describe those accounting policies and estimates most critical to the preparation of our consolidated financial statements. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for credit losses, inventories and loss reserve for inventories, cost to complete construction contracts, assets held for sale, intangible assets, income taxes, taxes on un-repatriated earnings, warranty obligations, impairment charges, restructuring, business divestitures, pensions, deferral compensation and other employee benefit plans or arrangements, environmental matters, and contingencies and litigation. We base our estimates on historical experience and on various other factors that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue and earnings on construction contracts, including construction joint ventures, are recognized on the percentage-of-completion-method based upon the ratio of costs incurred to estimated final costs, for which collectibility is reasonably assured. The Company recognizes revenue relating to claims only when there exists a legal basis supported by objective and verifiable evidence and additional identifiable costs are incurred due to unforeseen circumstances beyond the Company’s control. Change-orders for additional contract revenue are recognized if it is probable that they will result in additional revenue and the amount can be reliably estimated.

Notes receivable are recorded at cost, less a related allowance for impaired notes receivable. Management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense.

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

We maintain allowances for doubtful accounts for estimated losses resulting from management’s review and assessment of our customers’ ability to make required payments. We consider the age of specific accounts, a customer’s payment history and specific collateral given by the customer to secure the receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. If the customers pay a previously impaired receivable, income is then recognized.

We write down inventory for estimated obsolescence or lack of marketability arising from the difference between the cost of inventory and the estimated market value based upon assessments about current and future demand and market conditions. If actual market conditions were to be less favorable than those projected by management, additional inventory reserves could be required. If the actual market demand surpasses the projected levels, inventory write downs are not reserved.

We maintain an accrual for retirement agreements with Company executives and certain other employees. This accrual is based on the life expectancy of these persons and an assumed weighted average discount rate of 5.7%. Should the actual longevity vary significantly from the United States insurance norms, or should the discount rate used to establish the present value of the obligation vary, the accrual may have to be significantly increased or diminished at that time.

Based on a written legal opinion from Antiguan counsel, we did not record a contingent liability of $6.1 million, excluding any interest or penalties, for taxes assessed by the Government of Antigua and Barbuda for the years 1995 through 1999. In December 2004, the Company entered into an agreement with Antigua settling certain obligations. Pursuant to this agreement, these assessments were deemed paid. See Note 13 of the notes to the consolidated financial statements.

The EDC completed a compliance review on one of our subsidiaries in the US Virgin Islands on February 6, 2004. The compliance review covered the period from April 1, 1998 through March 31, 2003 and resulted from the Company’s application to request an extension of tax exemptions from the EDC. The Company is working with the EDC to resolve the issues raised. One of those issues is whether certain items of income qualified for exemption benefits under the Company’s then-existing tax exemption, including notice of failure to make gross receipts tax payments of $505,000 and income taxes of $2.2 million, not including interest and penalties. This is the first time that a position contrary to the Company’s or any position on this specific issue has been raised by the EDC. In light of these recent events, and based on discussions with legal counsel, the Company established a tax accrual at December 31, 2003 for such exposure which approximates the amounts set forth in the EDC notice. In September 2004, the statute of limitations with respect to the income tax return filed by the Company for the year ended December 31, 2000, expired. Accordingly, in the third quarter of 2004, the Company reversed $2.3 million of the tax accrual established at December 31, 2003. The Company continues to work with the EDC regarding this matter and if challenged by the U.S. Virgin Islands taxing authority, would vigorously contest its position.

We were accounting for the notes receivable from the Government of Antigua and Barbuda under the cost-recovery method until April 2000. Subsequent to a restructuring of the notes, we started to account for the notes using the accrual method. We recorded payments received, first to the projected principal reductions for the period, then to accrued interest, and lastly to additional reduction of principal. Interest income was recognized on the notes only to the extent payments were received for accrued interest. See Note 3 of the notes to the consolidated financial statements. In December 2004, the debt owed by Antigua under the notes receivable was satisfied pursuant to an agreement settling these obligations.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made.

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

We determine goodwill and other intangible assets acquired in a purchase business combination. Some of these assets we determine to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB 142. This testing is based on subjective analysis and may change from time to time. The Company will test goodwill and other intangible assets for impairment as of June 30, 2005 and annually thereafter. Other identifiable intangible assets with estimatable useful lives are amortized over their respective estimated useful lives. The review of impairment and estimation of useful life is subjective and may change from time to time.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” a revision of SFAS 123. The standard requires companies to expense the grant date fair value of stock options and other equity-based compensation issued to employees and is effective for interim or annual periods beginning after June 15, 2005. In accordance with the revised statement, we will be required to recognize the expense attributable to stock options granted or vested subsequent to June 30, 2005. We are evaluating the requirements of SFAS 123R. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 in Note 1 of the Notes to Consolidated Financial Statements.

Comparison of Year Ended December 31, 2004 with Year Ended December 31, 2003

Summary

In 2004, our consolidated revenue amounted to $69.2 million, an increase of $13.9 million or approximately a 25% increase compared to 2003’s revenue of $55.3 million. This revenue increase was principally due an increase in revenue recorded by our Construction and Materials divisions. The Company’s operating loss decreased $6.4 million to $2.7 million when compared to 2003’s operating loss of $9.1 million. This significant improvement was principally a result of our Construction and Materials divisions achieving a combined increase in gross margin of $7.6 million in addition to a reduction of $0.4 million in depreciation expense. These improvements were reduced by an increase in operating expenses totaling $1.6 million. Other income increased $11.0 million, principally due to the settlement of an outstanding note receivable and various pending claims with the Government of Antigua and Barbuda. Net income for 2004 increased by $19.3 million to $10.6 million when compared to 2003’s net loss of $8.6 million. This increase is mainly due to the items set out above in addition to a $1.9 million decrease in income tax expense in 2004, as compared to the $2.3 million income tax expense we recorded in 2003. The income tax expense reduction is principally due to a reversal of a prior year’s accrual relating to tax matters with respect to our U.S. Virgin Islands operations, as well as an increase in our deferred tax assets.

Total Revenue

In 2004 our consolidated revenue amounted to $69.2 million, an increase of $13.9 million, or, approximately, a 25% increase when compared to 2003’s revenue of $55.3 million. This revenue increase was principally due to an increase in revenue recorded by our Construction and Materials divisions.

Our Construction business revenues increased by $7.9 million to $25.1 million when compared to $17.1 million in 2003. This increase resulted primarily from increased activity in the Bahamas and the U.S. Virgin Islands. Our backlog of unfilled portions of land development contracts at December 31, 2004 was approximately $18.6 million, involving 16 projects, as compared to approximately $5.6 million involving 12 projects at December 31, 2003. Our backlog on Exuma, in the Bahamas, at December 31, 2004, was approximately $5.8 million. From December 31, 2004 through March 31, 2005, we entered into nine new construction contracts in the Caribbean, which revenue when recognized will amount to approximately $3.0 million.

Our Materials business revenue increased by $4.8 million to $43.0 million in 2004 from $38.2 million in 2003. This increase was primarily due to an increase in sand and aggregate sales of $3.0 million. Concrete and block revenue increased 5.4% and 7.6%, respectively, mainly due to increased demand in St. Croix. Aggregates revenue increased by 19.6%, mainly due to an increase in demand in all locations except Antigua.

Cost of Construction

Cost of construction decreased to 70.0% of Construction revenue in 2004 from 89.2% in 2003. This decrease is primarily attributable to the increased volume in the Bahamas construction subsidiary and also to the varying profitability levels of individual contracts and the stage of completion of such contracts.

Cost of Materials

Cost of materials decreased to 83.9% of Materials revenue from 87.1% in 2003. This decrease was primarily the result of improved margins in St. Croix. Notwithstanding increased revenues in all our Materials operations except Antigua, margins were impacted during 2004 due to tight supplies of cement throughout our operations. This supply condition resulted in higher than expected raw materials cost at all our ready-mix operations. In addition, severe weather conditions brought on by several hurricanes which moved through the Caribbean during September 2004 resulted in supply delays and other inefficiencies in our Materials business during the fourth quarter of 2004. Margins were also affected by unfavorable inventory variances recorded in the fourth quarter of 2004.

Operating expenses

Total operating expenses, including unallocated corporate charges, increased by 10.0% to $17.4 million in 2004 from $15.9 million in 2003. Operating expenses reported in 2003 included a $2.9 million impairment expense with respect to certain long–lived assets in our Materials division compared to an expense amounting to $0.6 million in 2004. The comparable increase in operating expense amounts to approximately $3.8 million.

Our Construction division’s operating expense increased $0.5 million to $2.9 million compared to $2.4 million in 2003. This increase is due to additional overhead necessary as a result of the $7.9 million revenue increase reported by our Construction division during 2004.

Our Materials division operating expense decreased $1.2 million to $9.6 million compared to $10.8 million in 2003. The Materials division’s operating expense in 2003 included a $2.9 million impairment expense with respect to certain long–lived assets, which expense compared to $0.6 million in 2004; therefore, the comparable increase in operating expense amounts to $2.6 million. The increase in operating expense is principally the result of approximately $0.9 million of bad debt expense and $0.6 million of retirement and severance expense incurred by our Sint Marteen and Antigua operations.

Our corporate and unallocated operating expense increased $1.7 million to $4.4 million in 2004 compared to $2.7 million in 2003. This increase is attributable to an $0.5 million non-cash expense associated with the issuance of certain common stock warrants, and an $0.9 million increase in salaries and related benefits associated with adding the personnel necessary to execute our entry into the Electronic Security Services sector, as well as to address the expected growth in our Construction division. In addition, we incurred an increase of $0.2 million in legal and audit fees in 2004.

Operating (Loss) Income

The Company’s operating loss decreased $6.4 million to $2.7 million when compared to 2003’s operating loss of $9.1 million. This significant improvement was principally a result of our Construction and Materials divisions achieving a combined increase in gross margin of $7.3 million, in addition to a reduction of $0.4 million in depreciation expense. These improvements were reduced by an increase in total operating expenses totaling $1.6 million.

Our Construction division’s operating income increased $4.1 million to $4.6 million from $0.5 million in 2003. This increase was a result of revenues increasing by $7.9 million to $25.1 million when compared to $17.1 million during 2003. This increase resulted primarily from increased activity in the Bahamas and the U.S. Virgin Islands. We currently expect to experience continued revenue growth accompanied by a corresponding increase in aggregate gross margin dollars; however, due to the mix of projects currently being worked accompanied by pending bids outstanding, we anticipate that our gross margin as a percentage of revenue may experience a minor decline in 2005.

The Materials operating losses decreased during the year, from $5.9 million in 2003 to $2.7 million in 2004; however, this division did record an operating loss of $2.6 million in the fourth quarter of 2004, compared to an operating loss of $0.9 million during the comparable quarter of 2003. Operating results during the fourth quarter of 2004 were significantly affected by negative inventory variations, a $0.6 million asset impairment and a $1.0 million increase in bad debt expense relating to certain trade and notes receivable, and $0.6 million of retirement and severance expense. These expenses are principally attributable to our Sint Marteen and Anitgua operations. We have begun the process of implementing additional review procedures and financial controls in an attempt to prevent these type of write downs from being required in the future. In addition, we are in the process of reviewing each of our material operations in detail and, based upon our findings, we will implement the necessary changes to improve profitability which we anticipate will be achieved through a combination of price increases, where appropriate, and operating expense reductions. In addition, based upon the final outcome of our review, we may choose to pursue an orderly divestment of all of or certain segments of our Materials operations.

Other Income

Other income increased $10.8 million to $13.8 million when compared to $2.9 million in 2003. This increase was principally due to the settlement of an outstanding note receivable and various pending claims with the Government of Antigua and Barbuda, which resulted in a gain of $11.0 million.

During 2003 and 2004, the Government of Antigua did not meet all of its payment obligations to the Company. However, on December 3, 2004, Antigua Masonry Products, Limited and Antigua Heavy Constructors, Limited (collectively “AMP”), direct and indirect subsidiaries of the Company, entered into an Agreement for Satisfaction of Indebtedness and Amendment No. 10 to St. John’s Dredging and Deep Water Pier Construction (the “Satisfaction Agreement”) with the government of Antigua and Barbuda (“Antigua”). Pursuant to the terms of the Satisfaction Agreement, AMP and Antigua agreed to a settlement in which approximately

$29.0 million in debt owed by Antigua to those companies was deemed satisfied in exchange for certain cash payments made to those companies by Antigua, as well as the remittance of all outstanding tax assessments and other relief from current and future taxes and duties. The Company at the time of settlement had a recorded book value of approximately $6.4 million for the notes. As a result of this Satisfaction Agreement and in exchange for the cancellation of the outstanding debt owed to AMP by Antigua, AMP received $11.5 million in cash, a commitment for an additional $937,000 cash which has been received during the first quarter of 2005, a $7.5 million credit toward future withholding taxes incurred by AMP or the Company, plus remittance of all taxes and duties incurred through December 31, 2004. The Company has only recognized $4.3 million of the future withholding and income tax benefit based on the current plans for repatriation of foreign earnings. The Satisfaction Agreement also settles the litigation over a $6 million assessment issued with respect to the Company’s subsidiaries in Antigua.

Income Tax Expense

Income tax expense decreased by $2.0 million in 2004 to $0.4 million when compared to $2.4 million in 2003. The income tax expense reduction is principally due to a reversal of a prior year’s accrual of $2.3 million relating to tax matters with respect to our U.S. Virgin Islands operations, an increase of $1.2 million in our deferred tax assets and favorable rate differentials enjoyed by certain of our offshore operations. These increases were offset by a $4.1 million increase in deferred tax liability as a result of receiving a dividend from a foreign subsidiary in January 2005. Based upon the Company electing a Dividend Reinvestment Plan in accordance with the American Jobs Creation Act we expect that the Company will receive a tax benefit of approximately $2.8 million in January 2005.

The U.S. Virgin Islands Economic Development Commission (“EDC”) granted us tax exemptions on most of our U.S. Virgin Islands earnings through March 2003. We have applied for an extension of this tax exemption, however, there is no guarantee that it will be granted. If the application is denied, the Company’s income, gross receipts, and property taxes would increase significantly. These increases would be partially offset by decreases in the Company’s compliance expenses and losses incurred in order to satisfy certain conditions of the EDC tax exemptions. The EDC completed a compliance review on our subsidiary in the US Virgin Islands on February 6, 2004. The compliance review covered the period from April 1998 through March 31, 2003 and resulted from the Company’s application to request an extension of tax exemptions from the EDC. The Company received a notice of failure to make gross receipts tax payments of $505,000 and income tax payments of $2.2 million, not including interest and penalties. This is the first time that a position contrary to the Company’s or any position on this specific issue has been raised by the EDC. In light of these events, and based on discussions with legal counsel, the Company established a tax accrual at December 31, 2003 for such exposure which approximated the amounts set forth in the EDC notice. In September 2004, the statute of limitations with respect to the income tax return filed by the Company for the year ended December 31, 2000, expired. Accordingly, in the third quarter of 2004, the Company reversed $2.3 million of the tax accrual established at December 31, 2003. The Company continues to work with the EDC regarding this matter and, if challenged by the U.S. Virgin Islands taxing authority, will vigorously contest this interpretation.

The Company has been accruing, based on the advice of counsel, not remitting, gross receipts taxes, which would be due should the Company’s application for extension of benefit be withdrawn or denied. The Company has been further advised by counsel that, should the application of benefits be denied, the Internal Revenue Bureau would, most likely, waive any penalties for late payment of gross receipts taxes through the date of denial, although no assurance can be given that such waiver would be granted.

Comparison of Year Ended December 31, 2003 with Year Ended December 31, 2002

Total Revenue

Our revenue was $55.3 million in 2003 and $53.4 million in 2002. This 3.7% increase reflects an increase in Construction revenue and a smaller increase in Materials revenue.

Revenue from our Construction operation increased 9.5% to $17.1 million in 2003 from $15.6 million in 2002. This increase resulted primarily from increased activity on Antigua and Aruba. Our backlog of unfilled portions of land development contracts at December 31, 2003 was approximately $5.6 million involving 12 projects, as compared to approximately $5.6 million involving six projects at December 31, 2002. From December 31, 2003 through February 20, 2004, we entered into some additional construction contracts. We are currently in final negotiations for several contracts and we expect the division to increase its volume in 2004. We expect the current backlog to be completed during 2004.

Our Materials revenue increased 1.3% to $38.2 million in 2003 from $37.7 million in 2002. This increase was primarily due to an increase in the sale of concrete, block and cement, offset to a lesser extent by a reduced sale of aggregates. Concrete and block revenue increased 12.2% and 7.0%, respectively, mainly due to increased volumes on St. Martin, primarily due to a significant project on the island. Aggregates sales decreased in St. Croix by 40.4% and on Puerto Rico by 17.0%. This reduction was due to reduced activity, as well as heavy rains in the 4th quarter of 2003. We are not sure that the concrete volume increases on St. Martin will be sustainable; however, we believe that aggregates volumes will increase during the next two quarters. We also anticipate that aggregates volumes on St. Croix and Puerto Rico will increase during 2004. At this time we cannot predict total Materials revenue in 2004.

Cost of Construction

Cost of construction decreased to 89.2% of Construction revenue in 2003 from 94.7% in 2002. This decrease is primarily attributable to the marine equipment unit having profitable work at the end of 2003 and being able to obtain more profitable construction contracts during 2003, and also to the varying profitability levels of individual contracts and the stage of completion of such contracts.

Cost of Materials

Cost of materials increased to 86.6% of Materials revenue from 81.5% in 2002. This increase was primarily the result of reduced margins in the U.S. Virgin Islands from the sale of lower margin products and lower volumes, and reduced margins on Puerto Rico, due to lower volumes and high fixed costs. The margins on St. Martin improved during the year, but are not satisfactory. We have been able to secure new sales agreements. With improved volumes, we believe that the profitability should improve.

Operating Expenses

Selling, general and administrative expenses (“SG&A expense”) for the materials operations increased by 12.0% to $10.9 million in 2003 from $9.7 million in 2002. The increase in SG&A expense was primarily due to $634,000 in accelerated depreciation of assets in St. Thomas and Antigua and $668,000 of increased consulting fees, including an expense of $97,000 related to the water desalination business. We also had an increase in property and other taxes of $311,000, offset by reduced insurance expense of $149,000, and reduced labor and labor-related expenses of $438,000. As a percentage of revenue, SG&A expense increased to 19.7% during 2003 as compared to 18.5% during the previous year.

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

The St. Martin/Sint Maarten operations were determined to be impaired due to continuing losses. The Company could not project sufficient future earnings to cover the long-lived assets. An impairment charge of $2,119,000 was recorded to write down the St. Martin crusher and concrete plant to their estimated fair value, using an estimated probable sales price as the determinant of the value. Management is reviewing its alternatives and has not yet made a decision about future operational changes. The Sint Maarten concrete and aggregate sales operations have an estimated fair value in excess of recorded long-lived assets, and therefore no impairment was recorded for this part of the business. The Sint Maarten block plant was impaired and an operational decision has been made to close the plant and dismantle it. The Company is currently importing part of its need for blocks from Devcon plants on other islands.

The plant in Aguadilla, Puerto Rico is leased to a third party whose extraction permit was cancelled in February of this year. On April 10, the lessee asked for a moratorium on payments, at the same time as he gave notice of the extraction permit being cancelled. As a result of these actions, management’s expectation of future cash flows and the fact that the only source of revenue for the plant has come from the lessee, the Company recorded an impairment charge of $438,000 to write down the plant to its estimated fair value. On September 1, 2003, the third party received its extraction permit and has started aggregates processing operations.

During the year the Company incurred additional retirement and severance expense due the retirement of several executives of the Company, termination of truck and equipment operators, as well as a reduction in the interest rate used in the net present value calculation of the obligations. The total expense for 2003 was $2.1 million, as compared to $1.1 million in 2002. The Company has taken measures to diminish said retirement cost in the future; nevertheless, the retirement expense can vary in the future due to fluctuations in the interest rate to discount future obligations to present value. Future severance cost can be affected by strategic initiatives of the Company, and should be offset by future savings. The 401(k) savings plan matching in the U.S. has been slightly increased so that additional retirement costs will not be necessary when an employee retires from the Company. Currently, a senior executive intends to retire at the end of 2004. The total cost for his retirement agreement, which was finalized in December 2003, will be approximately $545,000. During the fourth quarter 2003, we recorded $232,000 of expense for past services and the balance of approximately $313,000 will be recorded over his remaining service time in 2004.

Operating (Loss) Income

We had an operating loss of $9.1 million in 2003, compared to a loss of $2.0 million in 2002. Our Construction division had an operating loss of $467,000 in 2003 compared to $1.3 million in 2002. This decrease was primarily attributable to the marine operation’s having some profitable work in 2003 and being idle in 2002. We also had improved margins on certain contracts during 2003. The current backlog is the same as at the end of 2002; however, we believe we can achieve success in our current negotiations and bids for new contracts. We believe that we will see continuing improved results for the division in 2004.

Our Materials business had an operating loss of $6.0 million in 2003, compared to an operating profit of $369,905 in 2002. This $6.4 million decrease in operating profit is mainly due to a $2.9 million impairment of long-lived assets in St. Martin and Puerto Rico, $634,000 of accelerated depreciation in St. Thomas and Antigua and $2.1 million lower gross margins on sales. The lower gross margin resulted primarily from the quarry operations. We had unusually heavy rains on most islands we operate in the fourth quarter of 2003. This resulted in reduced volumes in St. Croix and Puerto Rico and the gross margins were reduced by $1.1 million and $730,000, respectively. The change in product mix on St. Thomas resulted in a lower average selling price, even though costs remained basically the same. St. Thomas also suffered from production problems in its block plant, which had a material adverse effect on margins. Accordingly, the gross margin in St. Thomas was reduced by $973,000. Operations volumes increased in Sint Maarten/St. Martin, which resulted in an $839,000 increase in gross margin. SG&A expense was slightly reduced for the division. In addition to a $1.0 million gain on the sale of our operations in Dominica was reported in 2002.

At the time of the sale of the operations in Dominica in 2000, the Company entered into a profit and loss participation agreement that expired on March 31, 2002. During this time the gain on the sale of the operations was deferred. At March 31, 2002, the Company recognized a gain on sale of business of $1.0 million.

Other Income

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

Income Tax Expense

Income tax expense increased to $2.4 million in 2003 from $395,000 in 2002. During 2003, the Company recognized a tax exposure accrual related to the compliance notice received from the EDC in the U.S. Virgin Islands where it mentions the Company’s failure to make gross receipts tax payments of $504,919 and income taxes of $2,240,070, not including interest and penalties. We believe we have valid defenses to the notice and intend to vigorously challenge the notice. Our tax rate varies depending on the level of our earnings in the various tax jurisdictions where we operate, the tax loss carry-forwards and tax exemptions available to us. The effective tax rate was negative 38.3% in 2003 as compared to 24.8% in 2002. The Company is currently appealing tax assessments in Antigua for $6.1 million, as has been previously discussed. See also Item 3 and Notes 3 and 12 of the notes to the consolidated financial statements.

Liquidity and Capital Resources

We generally fund our working capital needs from operations and bank borrowings. In the construction business, we expend considerable funds for equipment, labor and supplies. In the Construction division, our capital needs are greatest at the start of a new contract, since we generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is usually withheld as retainage until the work is complete. We sometimes provide long term financing to customers who have previously utilized our construction services. During 2004, we financed $531,815 million, and the outstanding balance of the financed construction contracts as of December 31, 2004 was $3.2 million, all of which is due to be paid at different times within the next three years. Accounts receivable for the Materials operation are typically established with terms between 30 and 45 days. Our business requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs.

Management believes our cash flow from operations, existing working capital and funds available from lines of credit are adequate to meet our needs during the next 12 months. Historically, we have used a number of lenders to finance a portion of our machinery and equipment purchases. At December 31, 2004, there were no amounts outstanding to these lenders. Management believes it has significant collateral and financial stability to be able to obtain significant financing, should it be required, though no assurances can be made.

As of December 31, 2004, our liquidity and capital resources included cash and cash equivalents of $34.9 million, working capital of $42.1 million and available lines of credit of $1.0 million. Total outstanding liabilities were $24.7 million as of December 31, 2004, compared to $18.9 million a year earlier. As of March 31, 2005, we also had availability under our senior secured revolving credit facility with CIT, as described below, in an amount equal to $0.

Cash flow provided by operating activities for the year ended December 31, 2004 was $12.4 million compared with $6.2 million for the year ended December 31, 2003. The primary use of cash for operating activities during the year ended December 31, 2004 was an increase in prepaid expenses and other assets of $2.2 million and a decrease in income taxes payable of $1.9 million. The primary source of cash from operating activities was mainly an increase in accounts payable and accrued expenses of $4.5 million. The settlement of the Antigua note contributed $6.0 million to the operating cash flow.

Net cash used by investing activities was $4.7 million in 2004, including payments received on notes of $9.5 million, primarily the Antigua note settlement. Purchases of property, plant and equipment accounted for $9.8 million of cash usage. Net cash generated in financing activities was $17.6 million. Issuance of stock of $18.0 million was partially offset by a $403,000 principal payment on debt.

We have a $1.0 million unsecured overdraft facility from a commercial bank in the United States. The facility is due on demand and bears interest at a rate variable with LIBOR. The bank can demand repayment of the loan and cancellation of the overdraft facility, if certain financial or other covenants are in default. At December 31, 2004, we had zero outstanding under this line. This facility was put in place to help cash management strategies. We have similar overdraft facilities with Caribbean banks totaling $385,000. At December 31, 2004, we had no outstanding amounts on these facilities.

On June 6, 1991, the Company issued a promissory note in favor of Donald L. Smith, Jr., the Company’s Chairman, in the aggregate principal amount of $2,070,000. The note provided that the balance due under the note was due on January 1, 2004, but this maturity date has been extended by agreement between Mr. Smith and the Company to July 1, 2005. The note is unsecured and bears interest at the prime rate. Presently $1.7 million is outstanding under the note. The balance under the note becomes immediately due and payable upon a change of control (as defined in the note). However, under the terms of a guarantee dated March 10, 2004, by and between the Company and Mr. Smith where Mr. Smith guarantees a receivable from Emerald Bay Resort amounting to $2.4 million, Mr. Smith must maintain collateral in the amount of $1.8 million. Consequently, only $300,000 of the balance under the note is due upon demand and could be paid back unless some other form of collateral is substituted and $1.4 million is due on July 1, 2005. The note defines a “change of control” as the acquisition or other beneficial ownership, the commencement of an offer to acquire beneficial ownership, or the filing of a Schedule 13D or 13G with the SEC indicating an intention to acquire beneficial ownership, by any person or group, other than Mr. Smith and members of his family, of 15% or more of the outstanding shares of the Company’s common stock.

The acquisition of certain net assets of the electronic security services operation of Adelphia Communications Corporation was financed through available cash and a senior secured revolving credit facility (the “Senior Loan”) provided by certain lenders and CIT Financial USA, Inc., serving as agent (“CIT”). The maximum amount available under the Senior Loan is thirty-five million dollars ($35 million), but this amount may be increased to fifty million dollars ($50 million) at the request of the Company’s subsidiary borrowers if no Event of Default has occurred, the Lenders’ prior written consent is obtained and certain other customary conditions are satisfied. Borrowers may draw amounts under the Senior Loan until March 30, 2007 and all amounts outstanding under the Senior Loan will be due on February 28, 2011. The Senior Loan is secured by, among other things, a security interest in substantially all the assets of Borrowers, including a first mortgage on certain real property owned by DSSC. The interest rate charged under the Senior Loan varies depending on the types of advances or loans Borrowers select under the Senior Loan. Borrowings under the Senior Loan may bear interest at the higher of (i) the prime rate as announced in the Wall Street Journal or (ii) the Federal Funds Rate plus 50 basis points, plus a spread which ranges from 125 to 300 basis points. Alternatively, borrowings under the Senior Loan may bear interest at LIBOR-based rates plus a spread which ranges from 250 to 425 basis points (LIBOR plus 425 basis points as of the date hereof). The spread depends upon DSH’s ratio of total debt to recurring monthly revenues. Borrowers pay a variable commitment fee each quarter on the unused portion of the commitment equal to 37.5 basis points. Borrowers are subject to certain covenants and restrictions specified in the Senior Loan, including covenants that restrict their ability to pay dividends, makes certain distributions, pledge certain assets or repay certain indebtednesses.

Beginning March 30, 2007, the day on which the Company’s subsidiary borrowers are prevented from drawing additional amounts under the Senior Loan, they are required to make certain scheduled principal payments on the Senior Loan in amounts equal to the percentage of the outstanding principal amount set forth below:

Payment Dates Occurring During	Quarter Payment Due	Total Annual Payments
March 31, 2007 through December 31, 2007	2.5% of Term Amount	10.0% of Term Amount

January 1,2008 through December 31, 2008	3.75% of Term Amount	15.0% of Term Amount

January 1, 2009 through December 31, 2008	4.375% of Term Amount	17.5% of Term Amount

January 1, 2010 through December 31, 2010	5% of Term Amount	20.0% of Term Amount

We purchase equipment as needed for our ongoing business operations. This resulted in a net cash expenditure of $9.8 million in 2004. At present, management believes that our inventory of construction equipment is adequate for our current contractual commitments and operating activities. We believe we have available funds or can obtain sufficient financing for our contemplated equipment replacements and additions. New construction contracts may, depending on the nature of the contract and job location and duration, require us to make significant investments in heavy construction equipment. During 2004, we sold equipment with an original cost basis of $2.3 million and a net book value of $0.9 million. The net proceeds, consisting of cash and notes receivable, were $1.2 million. We realized a gain of approximately $0.2 million on these transactions.

Our issued guarantees are more fully described below under “Contingent Liabilities” and our short-term borrowings, long-term debt, other long-term obligations and lease commitments are more fully described in Notes 14, 17, 19, and 23, respectively, of the notes to the consolidated financial statements. The following table provides a summary of our contractual obligations by due date:

	Total	2005	2006 to 2007	2007 to 2009	2010 and beyond
Long term debt	$2,370,000	$1,805,000	$23,000	$10,000	$532,000
Capital leases	n/a	n/a	n/a	n/a	n/a
Operating leases	7,412,000	1,289,000	1,944,000	1,488,000	2,691,000
Employment contracts	1,616,000	230,000	462,000	462,000	462,000
Other non-current liabilities	4,876,000	—	1,646,000	1,076,000	2,154,000
Purchase obligations	67,000	67,000	—	—	—

Total	$16,341,000	$3,391,000	$4,075,000	$3,036,000	$5,839,000

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

In May 2004, the Company advised Petit that it would possibly be removing its equipment within the timeframes provided in its agreements and made a partial quarterly payment under the materials supply agreement. On June 3, 2004, Petit advised the Company in writing that Petit was terminating the materials supply agreement immediately because Petit had not received the full quarterly payment and also advised that it would not renew the 1999 lease when it expired on October 27, 2004. Petit refused to accept the remainder of the quarterly payment from the Company in the amount of $45,000.

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

In February 2005, SCGC, BBW and the Company entered into agreements with Petit, which provided for the following:

•	The purchase by SCGC of three hectares of partially mined land located within the quarry property previously leased from Petit for approximately $1.1 million;

•	A two-year lease of approximately 15 hectares of land (the “15 Hectare Lease”) on which SCGC operates a crusher, ready-mix concrete plant and aggregates storage at a cost of $100,000;

•	The granting of an option to SCGC to purchase two hectares of unmined property prior to December 31, 2006 for $2 million, payable $1 million on December 31, 2006 and $1 million on December 31, 2008, subject to the below terms:

•	In the event that SCGC exercises this option, Petit agrees to withdraw all legal actions against the Company and its subsidiaries.

•	In the event that SCGC does not exercise the option to purchase and Petit is subsequently awarded a judgment, SCGC has the option to offset approximately $1.2 million against the judgment amount and transfer ownership of the three hectare parcel purchased by SCGC as stated in 1. above back to Petit.

•	The granting of an option to SCGC to purchase five hectares of unmined land prior to June 30, 2010 for $3.6 million, payable $1.8 million on June 30, 2010 and $1.8 million on June 30, 2012; and

•	The granting of an option to SCGC to extend the 15 Hectare Lease through December 31, 2008 (with annual rent of $55,000) if the two hectares are purchased and subsequent extensions of the lease (with annual rent of $65,000) equal to the terms of mining authorizations obtained from the French Government agencies.

After conferring with its French counsel and upon review by management, the Company believes that it has valid defenses and offsets to Petit’s claims, including, among others, those relating to its termination rights and the benefit to Petit from the Company not mining the property. Based on the foregoing agreements and its review, management does not believe that the ultimate outcome of this matter will have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company will obtain independent appraisals to determine the fair value of any non-cash consideration, including the exercise of the options listed above, used in settlement of a judgment received by Petit, if any.

We are sometime involved in litigation; the outcome of such litigation may in the future have an impact on our liquidity. See item 3 above.

Off Balance Sheet Transactions

We have not guaranteed any other person’s or company’s debt, except as set forth below in “Contingent Liabilities.” We have not entered into any currency or interest options, swaps or future contracts, nor do we have any off balance sheet debts or transactions, except as disclosed below under “Contingent Liabilities.”

Contingent Liabilities

During the second quarter 2002, the Company issued a construction contract performance guarantee together with one of the Company’s customers, Northshore Partners, Inc., (“Northshore”), in favor of Estate Plessen Associates L.P. and JPMorgan Chase Bank, for $5.1 million. Northshore Partners is an important customer on St. Croix and the construction contract that Northshore Partners has with Estate Plessen Associate L.P. has requirements for the Company’s construction materials. Although there is no assurance, management does not presently believe that this guarantee will have any material impact on the Company’s liquidity or capital resources or any material negative impact on its financial position or results of operations. In the case that Northshore is unable to fulfill its commitments of the construction contract, the Company will be obligated to take Northshore’s place and finish the contract. The Company issued a letter of credit for $500,000 as collateral for the transaction and has not yet had any expenses in connection with this transaction. The construction project was finished in September 2003 and the guarantee expires two years after this date. The Company received an up front fee of $154,000. At the same time, a long-term liability of the same amount has been recorded, which may be recognized to income, once it is determined that no liability exists for the project, less any amounts paid by the Company in connection with the performance guarantee.

In connection with the Senior Loan, the Company provided CIT with a non-recourse performance guarantee secured by the Company’s stock in Devcon Security Holdings, Inc.

We have no other off-balance sheet transactions where we are the obligors. Details regarding the Company’s other contingent liabilities are described fully in Note 19 of notes to consolidated financial statements.

In addition, the Company may have exposure to liability in connection with pending disputes in which the Company is involved, see “Item 3. Legal Proceedings”.

Related Party Transactions

We have engaged in transactions with some of our Directors or employees. See Note 16 of notes to consolidated financial statements and Item 13 of Part III

We lease from the wife of the Company’s Chairman, Mr. Donald L. Smith, Jr., a 1.8-acre parcel of real property in Deerfield Beach, Florida. This property is being used for our equipment logistics and maintenance activities. The annual rent for the period 1996 through 2001 was $49,000. In January 2002, a new 5-year agreement was signed; the rent was increased to $95,400. This rent was based on comparable rental contracts for similar properties in Deerfield Beach, as evaluated by management.

As of January 1, 2003, the Company entered into a payment deferral agreement with a resort project in the Bahamas, in which the Chairman, another of our directors and a Company subsidiary are minority partners. Several notes, which are guaranteed partly by certain owners of the project, evidence the loan totaling $2.4 million and the Chairman of the Company has issued a personal guarantee for the total amount due under this loan agreement to the Company. The current balance, including accrued interest, is $2.7 million.

The Company has various construction contracts with an entity in the Bahamas. The Chairman, another director and a subsidiary of the Company are minority shareholders in the entity, owning 11.3 percent, 1.55 percent and 1.2 percent, respectively. Mr. Smith, the Chairman, is also a member of the entity’s managing committee. The contract for $29.3 million was completed during the second quarter of 2004. The Company entered into various smaller contracts with the entity in the first half of 2004, totaling $1.0 million, which have all been completed. Recently, the Company entered into a $15.2 million contract to construct a marina and breakwater for the same entity. The entity secured third party financing for this latter contract. In connection with contracts with the entity in the Bahamas, the Company recorded revenues of $9.4 million for 2004.

The outstanding balance of trade receivables from the entity in the Bahamas was $1.0 and $0.9 million as of December 31, 2004 and December 31, 2003, respectively. The outstanding balance of long-term note receivables was $2.7 and $2.5 million as of December 31, 2004 and December 31, 2003, respectively. The Company has recorded interest income of $109,795, $101,556 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively. The billings in excess of cost and estimated earnings, net, were $538,451 and $269,345 as of December 31, 2004 and December 31, 2003, respectively. Mr. Smith has guaranteed the payment of the receivables from the entity, up to a maximum of $3.0 million, including the deferral agreement described above.

On June 6, 1991, the Company issued a promissory note in favor of Donald Smith, Jr., the Company’s Chairman, in the aggregate principal amount of $2,070,000. The note provided that the balance due under the note was due on January 1, 2004, but this maturity date has been extended by agreement between Mr. Smith and the Company to July 1, 2005. The note is unsecured and bears interest at the prime rate. Presently $1.7 million is outstanding under the note. The balance under the note becomes immediately due and payable upon a change of control (as defined in the note). However, under the terms of a guarantee dated March 10, 2004, by and between the Company and Mr. Smith where Mr. Smith guarantees a receivable from Emerald Bay Resort amounting to $2.4 million, Mr. Smith must maintain collateral in the amount of $1.8 million. Consequently, only $300,000 of the balance under the note is due upon demand and could be paid back unless some other form of collateral is substituted and $1.4 million is due on July 1, 2005. The note defines a “change of control” as the acquisition or other beneficial ownership, the commencement of an offer to acquire beneficial ownership, or the filing of a Schedule 13D or 13G with the SEC indicating an intention to acquire beneficial ownership, by any person or group, other than Mr. Smith and members of his family, of 15% or more of the outstanding shares of the Company’s common stock.

The Company’s subsidiary in Puerto Rico sells a significant portion of its products to a company controlled by a minority shareholder in the subsidiary. This minority shareholder is controlled by a former director, Jose A. Bechara, Jr. Esq. Mr. Bechara resigned from the board at the annual meeting held in July 2004. As he is no longer a board member, only transactions up to July 31, 2004 are considered to be related party transactions. The Company’s revenue from these sales was $1.3 million for the period January 1, to July 31, 2004 and $2.5 million for the year ended December 31, 2003, compared to $3.5 million for the year ended December 31, 2002. The outstanding balance of receivables from the minority shareholder was $0 and $195,000 as of December 31, 2004 and 2003, respectively. The price of the products is governed by firm supply agreements, renegotiated every other year. Comparable prices from other quarries are studied and used in the price negotiation.

This same joint venture subsidiary in Puerto Rico has transactions with the joint venture partners. A company controlled by one of the partners provides drilling and blasting services for the Company’s quarry in Guaynabo. The price for the services is negotiated periodically, primarily by comparison to the cost of performing that work by the Company. In 2001, the subsidiary entered into a 36-month lease agreement for equipment located in the Aguadilla facility with another company controlled by this partner. An amendment was agreed upon by both parties to extend the lease through March 2007. The agreement also contains an option to buy the equipment. There are no clear comparable prices in the market place, and no third party evaluation of the fairness of the transaction was completed. The subsidiary will recuperate its recorded book value of the assets, should the purchase option be exercised.

The Company’s policies and codes provide that related party transactions be approved in advance by either the Audit Committee or a minority of disinterested directors. As indicated, the Company has a construction contract totaling $29.3 million with an entity in the Bahamas in which the Company’s Chairman and another director are minority shareholders. During the last half of 2003 and the first half of 2004, a Company subsidiary commenced certain additional work for this entity for which it has billed or is billing approximately $15.2 million, $9.0 million of which has been paid through December 31, 2004. The Company did not obtain Audit

Committee approval prior to doing the additional work. Subsequently, the Audit Committee reviewed the work and determined that the terms and conditions under which the Company entered into such work were similar to the terms and conditions of work the Company has agreed to perform for unrelated third parties. Mr. Smith guaranteed $270,000 of the amount due for this work, and due to the failure of the entity to pay the invoice, Mr. Smith paid this amount to the Company in November 2004.

The Company owns a 50% interest in ZSC South, a joint venture, which currently owns one parcel of vacant land in South Florida. Mr. W. Douglas Pitts, a director, owns a 5% interest in the joint venture. Courtelis Company manages the joint venture’s operations and Mr. Pitts is the President of Courtelis Company.

On April 1, 2004, our Audit Committee approved a transaction to enter into an excavation contract with the entity in the Bahamas to excavate certain parcels of the entity’s real estate. The payment of the contract was guaranteed in full by Donald L. Smith, Jr., our Chairman, and two other owners of the entity. The outstanding amount for the contract was paid by the entity in the third quarter of 2004.

Effective April 1, 2004, a subsidiary of the Company acquired the assets of a ready-mix operation from the entity in the Bahamas. The joint venture acquired 14% in the subsidiary and the Company offset monies due the Company against payment for the assets.

On July 30, 2004, the Company purchased an electronic security services company managed and controlled by Mr. Ruzika for approximately $4.7 million, subject to certain purchase price adjustments after the closing. The allocation of the assets of the company purchased was based on fair value and included $70,000 of working capital, $306,000 of property, plant and equipment, $2.6 million of customer contracts, $356,000 of deferred tax assets and $1.7 million of goodwill and other intangibles. The Company assumed $277,000 of deferred revenue liability. The Company paid the purchase price with a combination of $2.5 million in cash and 214,356 shares of the Company’s common stock. Additionally, up to 17,642 shares may be issued upon finalization of any purchase price adjustments 210 days after the closing date. A purchase price reduction adjustment of $91,000 was agreed to in 2005.

Mr. James R. Cast, a director, through his tax and consulting practice, has provided services to us and to Mr. Donald Smith, Jr. privately, for more than ten years. We paid Mr. Cast $59,400 and $58,000 for the consulting services provided to the Company in 2004 and 2003, respectively. Mr. Smith paid Mr. Cast $21,600 and $21,000 for the same periods, respectively.

The Company sells products to corporations controlled by Mr. Robert D. Armstrong. The amount of product sold is less than 5% of our gross receipts. We purchase products from corporations controlled by Mr. Armstrong. The purchases totaled $610,604, $262,000 and $897,000 in 2004, 2003 and 2002. Corporations controlled by Mr. Armstrong sometimes offer to sell asphalt to customers in St. Croix to whom the Company may also quote concrete and aggregate products in competition with the asphalt. The Company also sometimes competes for construction contracts with corporations controlled by Mr. Armstrong.

We have entered into a retirement agreement with Mr. Richard Hornsby, our former Senior Vice President and a director. He retired from the company at the end of 2004. During 2005 he will still receive his full salary. From 2006 he will receive annual payments of $32,000 for life. During 2003, the Company recorded an expense of $232,000 for services rendered; this amount will be paid out in 2005. The Company expensed the net present value of the obligation to pay Mr. Hornsby $32,000 annually for life, over his estimated remaining service period at the Company, i.e. during 2004. The net present value of the future obligation is presently estimated at $288,424.

Jan A. Norelid, the Company’s then-Chief Financial Officer, entered into a Separation Agreement with the Company (the “Separation Agreement”), which became effective on October 6, 2004 and which outlines the terms of his separation from the Company. Pursuant to the terms of the Separation Agreement, Mr. Norelid’s Employment Agreement with the Company dated June 11, 2001, continued through January 1, 2005. Mr. Norelid was paid his current regular salary and continued to receive normal benefits during that period. On January 7, 2005, Mr. Norelid was paid a $25,000 bonus for prior services. The Separation Agreement also contemplates that Mr. Norelid will receive a severance payment consisting of two years of his current annual salary. Mr. Norelid will also be entitled to receive benefits or, if such benefits cannot continue during the severance period provided in the Separation Agreement, the cash equivalent of the current cost to the Company for providing such benefits. The vesting of 19,420 unvested stock options owned by Mr. Norelid accelerated and all of such options became exercisable on January 1, 2005. The terms of the Separation Agreement require Mr. Norelid to provide fifty hours of consulting for the Company each year for no additional consideration. Thereafter, he will be paid at a rate of $300 per hour. The Separation Agreement includes a release by each of the Company and Mr. Norelid of claims that either party may have against the other in respect of Mr. Norelid’s employment or the termination of such employment, as well as covenants relating to non-solicitation of employees by Mr. Norelid, protection of the Company’s proprietary and confidential information, non-disparagement by Mr. Norelid and other matters. The Company took a charge of approximately $473,000 in connection with the management change in the third quarter of 2004.

Item 7.A Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to financial market risks due primarily to changes in interest rates, which it manages primarily by managing the maturities of its financial instruments. The Company does not use derivatives to alter the interest characteristics of its financial instruments. A change in interest rate may materially affect the Company’s financial position or results of operations.

The Company’s exposure to market risk resulting from changes in interest rates results from the variable rate of the Company’s senior secured revolving credit facility with CIT, as an increase in interest rates would result in lower earnings and increased cash outflows. The interest rate on the Company’s senior secured revolving credit facility is payable at variable rates indexed to LIBOR. The effect of each 1% increase in the LIBOR rate on the Company’s senior secured revolving credit facility would result in an annual increase in interest expense of approximately $0. Based on the U.S. yield curve as of December 31, 2004 and other available information, we project interest expense on our variable rate debt to increase approximately $1.7, $0.1, $0.0 and $0.0 million for the years ended December 31, 2005, 2006, 2007 and 2008, respectively.

The Company has significant operations overseas. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. The foreign functional currencies that the Company deals with are Netherlands Antilles Guilders, Eastern Caribbean Units and Euros. The first two are pegged to the U.S. dollar and have remained fixed for many years. Management does not believe a change in the Euro exchange rate will materially affect the Company’s financial position or results of operations. The Company’s French operations, which report in Euros, are approximately 10% of the Company’s total operations. During 2004, the Euro rose 8.4% which led to a $0.5 million increase in reported revenues and operating income, respectively, in 2004 compared to 2003.

Item 8. Financial Statements and Supplementary Data

The financial information and the supplementary data required in response to this Item are as follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Devcon International Corp.:

We have audited the consolidated financial statements of Devcon International Corp. and subsidiaries (the ”Company”) as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Devcon International Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Fort Lauderdale, Florida

April 14, 2005

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	34,928,162	10,030,006
Accounts receivable, net	8,129,024	9,221,150
Accounts receivable, related party, net	1,046,282	1,203,084
Notes receivable	2,611,647	2,189,286
Notes Receivable, related party	774,622	25,151
Costs and estimated earnings in excess of billings	1,130,184	1,170,572
Inventories	3,324,237	3,386,930
Prepaid Expenses	746,991	288,973
Prepaid Taxes	4,401,480	—
Other current assets	4,427,077	515,219

Total current assets	61,519,706	28,030,371

Property, plant and equipment, net
Land	1,485,068	1,432,068
Buildings	846,871	597,366
Leasehold improvements	2,515,280	3,200,796
Equipment	49,356,786	47,018,090
Furniture and fixtures	948,238	700,988
Construction in process	2,019,324	861,723

Total Property, Plant and Equipment	57,171,567	53,811,031
Less accumulated depreciation	(29,426,485)	(29,861,762)

Total property, plant and equipment, net	27,745,082	23,949,269

Investments in unconsolidated joint ventures and affiliates, net	362,434	349,413
Notes receivable	1,318,079	8,336,318
Notes receivable, related party	2,000,385	2,582,782
Intangible Assets, net of amortization	4,320,815	—
Goodwill	1,114,524	—
Other long-term assets	3,284,044	1,170,589

Total assets	$101,665,069	$64,418,742

See accompanying notes to the consolidated financial statements

Consolidated Balance Sheets (continued)

December 31, 2004 and 2003

	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade and other	$4,928,500	$3,606,120
Accrued expenses and other liabilities	5,828,773	3,094,969
Accrued expense, retirement and severance	948,212	832,937
Current installments of long-term debt	80,094	51,355
Current installments of long term debt, related party	1,725,000	300,000
Billings in excess of costs and estimated earnings	206,130	406,862
Billings in excess of costs and estimated earnings, related party	538,451	269,345
Deferred tax liability	4,080,000	—
Income tax payable	1,125,204	3,629,215

Total current liabilities	19,460,364	12,190,803

Long-term debt, excluding current installments	564,440	654,143
Long-term debt, excluding current installments, related party	—	1,770,000
Retirement and severance	4,012,596	3,094,580
Other long-term liabilities	644,751	1,160,147

Total liabilities	24,682,151	18,869,673

Stockholders’ equity:
Common stock, $0.10 par value. Authorized 15,000,000 shares, issued 5,753,057 in 2004 and 3,383,173 in 2003, outstanding 5,738,713 in 2004 and 3,296,373 in 2003	575,305	338,317
Additional paid-in capital	29,789,727	9,208,980
Retained earnings	48,106,129	37,740,039
Accumulated other comprehensive loss – cumulative translation adjustment	(1,389,665)	(1,148,402)
Treasury stock, at cost, 14,344 and 86,800 shares in 2004 and 2003, respectively	(98,578)	(589,866)

Total stockholders’ equity	76,982,918	45,549,068

Commitments and contingencies	—

Total liabilities and stockholders’ equity	101,665,069	64,418,742

See accompanying notes to the consolidated financial statements

Consolidated Statements of Operations

For Each of the Years in the Three-Year Period Ended December 31, 2004

	2004	2003	2002
Revenue
Materials revenue	$41,061,332	$35,407,375	$33,384,458
Materials revenue, related party	1,918,593	2,801,872	4,348,381
Construction revenue	14,657,257	12,248,611	7,824,046
Construction revenue, related party	10,394,281	4,855,237	7,798,961
Security revenue	943,080	—	—
Other revenue	183,938	—	—

Total revenue	69,158,481	55,313,095	53,355,846

Cost of Sales
Cost of Materials	(36,083,264)	(33,304,509)	(30,753,566)
Cost of Construction	(17,547,373)	(15,254,280)	(14,790,454)
Cost of Security	(648,200)	—	—
Cost of Other	(156,362)	—	—

Gross profit	14,723,282	6,754,306	7,811,826

Operating expenses:
Selling, general and administrative	(15,141,900)	(10,902,483)	(9,732,100)
Severance and retirement	(1,655,968)	(2,095,563)	(1,110,545)
Impairment of assets	(621,926)	(2,859,235)	(15,542)
Gain on sale of businesses	—	—	1,040,973

Operating (loss), as revised	(2,696,512)	(9,102,975)	(2,005,388)

Other income (expense):
Joint venture equity earnings	71,300	107,162	8,540
Interest expense	(164,051)	(151,119)	(167,174)
Interest income, receivables	2,631,398	2,444,541	3,401,711
Interest income, banks	265,491	167,349	178,819
Other income	—	305,744	180,091
Gain on Antigua Note	10,970,012	—	—

Income (Loss) before taxes	11,077,638	(6,229,298)	1,596,599

Income tax expense	(440,766)	(2,388,157)	(395,264)

	2004	2003	2002
Net income (loss)	$10,636,872	$(8,617,455)	$1,201,335

Income (loss) per common share – basic	$2.44	$(2.57)	$0.34
Income (loss) per common share – diluted	$2.09	$(2.57)	$0.31

Weighted average number of shares outstanding:
Basic	4,363,476	3,351,817	3,572,488
Diluted	5,096,566	3,351,817	3,873,752

See accompanying notes to the consolidated financial statements

Consolidated Statements of Cash Flows

For Each of the Years in the Three-Year Period Ended December 31, 2004

	2004	2003	2002
Cash flows from operating activities:
Net Income (loss)	$10,636,872	$(8,617,455)	$1,201,335

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on settlement of note receivable	(5,955,637)	—	—
Non-cash stock compensation	586,111	99,414	—
Compensation expense for warrants	390,000	—	—
Depreciation and amortization	5,035,440	5,354,040	4,908,597
Deferred income tax	1,538,568	(367,722)	(463,703)
Provision for doubtful accounts and notes	1,547,016	71,939	69,250
Impairment on long-lived assets	621,926	2,859,235	15,542
Gain on sale of property and equipment	(219,430)	(305,744)	(180,091)
Gain on sale of business	—	—	(1,040,973)
Minority interest in loss of consolidated subsidiaries	735	—	—
Joint Venture (earnings)	(8,021)	32,838	(8,540)

Changes in operating assets and liabilities:
Accounts receivable	(722,618)	(3,988,415)	4,270,362
Accounts receivable – related party	(156,802)	(326,524)	(3,014,591)
Notes receivable	(377,132)	(765,446)	(1,219,961)
Notes Receivable - related party	167,074	2,544,033	63,900
Costs and estimated earnings in excess of billings	40,388	2,352,883	(3,294,399)
Costs and estimated earnings in excess of billings, related party	—	(1,533,102)	1,533,102
Inventories	533,508	975,506	(533,776)
Prepaid expenses	(462,311)	21,920	67,171
Prepaid taxes	684,931	(6,141)	10,433
Other current assets	(2,468,341)	22,654	(18,948)
Other long-term assets	(1,530,938)	402,237	(21,544)
Accounts payable, accrued expenses and other liabilities	4,544,997	2,195,950	3,398,709
Billings in excess of costs and estimated earnings	(200,732)	404,904	(734,000)
Billings in excess of costs and estimated earnings, related party	269,106	269,345	321,121
Income tax payable	(1,869,207)	2,695,481	234,616
Other long-term liabilities	(177,274)	1,846,955	517,458

Net cash provided by operating activities	12,448,231	6,238,785	6,081,070

See accompanying notes to the consolidated financial statements

Consolidated Statements of Cash Flows (Continued)

For Each of the Years in the Three-Year Period Ended December 31, 2004

	2004	2003	2002
Cash flows from investing activities:
Purchases of property, plant and equipment	$(9,762,032)	$(2,949,008)	$(3,376,098)
Cash used in business acquisition, net of cash acquired	(3,847,768)	—	—
Proceeds from disposition of property, plant and equipment	209,230	411,748	240,351
Issuance of notes related to the sale of assets	(758,841)	(1,416,133)	(269,000)
Payments received on notes related to the assets sale of assets	9,460,561	160,649	22,254
Payments received on notes, related parties	—	—	—
Investments in unconsolidated joint ventures	(5,000)	(9,000)	—

Net cash (used in) provided by investing activities	(4,703,850)	(3,801,744)	(3,382,493)

Cash flows from financing activities:
Proceeds from issuance of stock	18,159,441	141,706	62,040
Purchase of treasury stock	(135,837)	(1,563,433)	(987,790)
Proceeds from debt	—	56,160	—
Principal payments on debt	(58,020)	(45,847)	(174,432)
Principal payments on debt, related party	(345,000)	—	(710,000)
Net (repayment) borrowing, lines of credit	—	(11,000)	11,000

Net cash provided by (used in) activities financing activity	17,620,584	(1,422,414)	(1,799,182)
Effect of exchange rate changes on cash	(466,809)	38,086	83,571

Net increase in cash and cash equivalents	24,898,156	1,052,713	982,966

Cash and cash equivalents, beginning of year	10,030,006	8,977,293	7,994,327
Cash and cash equivalents, end of year	34,928,162	10,030,006	8,977,293

Supplemental disclosures of cash flow information:
Cash paid for interest	163,900	151,119	172,320
Cash paid for income taxes	307,069	71,234	366,933

Supplemental non-cash items:
Non cash reduction of note receivable	$484,107	$487,841	$364,433

See accompanying notes to the consolidated financial statements

Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income

For Each of the Years in the Three-Year Period Ended December 31, 2004

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at Dec. 31, 2001	$374,128	$10,133,527	$46,941,249	$(2,516,382)	$(1,087,251)	$53,845,271
Comprehensive income:
Net income			1,201,335			1,201,335
Currency translation adjustment	—	—	—	904,399	—	904,399

Comprehensive income			1,201,335	904,399		2,105,734

Repurchase of 150,016 shares					(987,790)	(987,790)
Retirement of 182,616 shares	(18,262)	(487,370)	(724,630)		1,230,262	—
Exercise of 32,600 stock options	3,260	58,780	—	—	—	62,040

Balance at Dec. 31, 2002	$359,126	$9,704,937	$47,417,954	$(1,611,983)	$(844,779)	$55,025,255

Comprehensive income:
Net income			(8,617,455)			(8,617,455)
Currency translation adjustment	—	—	—	463,581	—	463,581

Comprehensive income			(8,617,455)	463,581		(8,153,874)

Repurchase of 229,396 shares					(1,563,433)	(1,563,433)
Retirement of 264,696 shares	(26,469)	(731,417)	(1,060,460)		1,818,346	—
Earned compensation - stock options		99,414				99,414
Exercise of 56,600 stock options	5,660	136,046	—	—	—	141,706

Balance at Dec. 31, 2003	$338,317	$9,208,980	$37,740,039	$(1,148,402)	$(589,866)	$45,549,068

Comprehensive income:
Net income			10,636,872			10,636,872
Currency translation adjustment	—	—	—	(241,263)	—	(241,263)

Comprehensive income			10,636,872	(241,263)		10,395,609

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Issuance of 2,000,000 shares for cash	200,000	17,231,596				17,431,596
Issuance of 214,356 shares for acquisition	21,436	2,017,090				2,038,526
Repurchase of 8,247 shares					(135,837)	(135,837)
Retirement of 80,703 shares	(8,072)	(348,271)	(270,782)		627,125	—
Earned compensation - options and warrants		623,753				623,753
Exercise of 23,624 stock options	23,624	1,056,579	—	—	—	1,080,203

Balance at Dec. 31, 2004	$575,305	$29,789,727	$48,106,129	$(1,389,665)	$(98,578)	$76,982,918

See accompanying notes to consolidated financial statements

DEVCON INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Devcon International Corp. and its subsidiaries (the “Company”) produce and distribute ready-mix concrete, crushed stone, concrete block, and asphalt and distribute bagged cement in the Caribbean. The Company also performs earthmoving, excavating and filling operations, builds golf courses, roads, and utility infrastructures, dredges waterways and constructs deep-water piers and marinas in the Caribbean. The Company also provides electronic security services and products to financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of government departments and health care and educational facilities.

(b)	BASIS OF PRESENTATION

These consolidated financial statements include the accounts of Devcon International Corp. and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company’s investments in unconsolidated joint ventures and affiliates are accounted for under the equity and cost methods. Under the equity method, original investments are recorded at cost and then adjusted by the Company’s share of undistributed earnings or losses of these ventures. Other investments in unconsolidated joint ventures in which the Company owns less than 20 % are accounted for by using the cost method.

(c)	REVENUE RECOGNITION

MATERIALS DIVISION

Revenue is recognized when the products are delivered (FOB Destination) , invoiced at a fixed price and the collectibility is reasonably assured.

CONSTRUCTION DIVISION

The Company uses the percentage-of-completion method of accounting for both financial statements and tax reports. Revenue is recorded based on the Company’s estimates of the completion percentage of each project, based on the cost-to-cost method. Anticipated contract losses, when probable and estimable, are charged to income. Changes in estimated contract profits are recorded in the period of change. Selling, general and administrative expenses are not allocated to contract costs. Monthly billings are based on the percentage of work completed in accordance with each specific contract. While some contracts extend longer, most are completed within one year. Revenue is recognized under the percentage-of-completion method when there is an agreement for the work, with a fixed price for the work performed or a fixed price for a quantity of work delivered, and collectibility is reasonably assured. The Company recognizes revenue relating to claims only when there exists a legal basis supported by objective and verifiable evidence and additional identifiable costs are incurred due to unforeseen circumstances beyond the Company’s control. Change-orders for additional contract revenue are recognized if it is probable that they will result in additional revenue and the amount can be reliably estimated.

SECURITY DIVISION

Revenue is recognized when the services are rendered, invoiced at a fixed price and the collectibility is reasonably assured.

(d)	CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash, time deposits and highly liquid debt instruments with an original maturity of three months or less.

(e)	ACCOUNTS RECEIVABLE, NET

The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management.

(f)	NOTES RECEIVABLE

Notes receivable are recorded at cost, less a related allowance for impaired notes receivable. Management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense.

(g)	INVENTORIES

Purchased inventory, primarily cement and sand are valued at invoice cost plus inbound freight. Manufactured aggregate and concrete block inventory values include allocable blasting, extracting, crushing, and washing costs which includes labor, supplies, extraction royalties and quarry department direct overhead. Selling and general administrative costs are not allocated to inventory. Amounts are removed from inventory based upon average costs, which are adjusted quarterly.

(h)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful life of each asset. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

Useful lives or lease terms for each asset type are summarized below:

Buildings	15	-	30 years
Leasehold improvements	3	-	30 years
Equipment	3	-	20 years
Furniture and fixtures	3	-	10 years

(i)	IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

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

In accordance with its policy, the Company recorded charges for impairment losses in the Materials Division in 2004, 2003 and 2002 of approximately $0.6 million, $2.9 million and $16,000, respectively.

In the first quarter of 2003, the Company recorded an impairment expense of $2.9 million. This consisted of the following items:

St. Martin crusher & concrete operations	$2,119,000
Sint Maarten block plant	232,000
Aguadilla crusher plant	438,000
Other assets	70,000

Total	$2,859,000

The St. Martin/Sint Maarten operations were determined to be impaired due to continuing losses. The Company could not project sufficient future earnings to cover the long-lived assets. An impairment charge of $2.1 million was recorded to write down the St. Martin crusher and concrete plant to their estimated fair value, using an estimated probable sales price as determinant of the value. The Sint Maarten concrete and aggregate sales operations have an estimated fair value in excess of recorded long-lived assets, and therefore no impairment was recorded for this part of the business. The Sint Maarten block plant was impaired, using an estimated probable sales price for parts of the plant as determinant of the value, and an operational decision has been made to close the plant and dismantle it. The Company is currently importing part of its need for blocks.

The plant in Aguadilla, Puerto Rico, is leased to a third party, whose extraction permit was cancelled in February 2003. In April 2003, the lessee asked for a moratorium on payments, at the same time as he gave notice of the extraction permit being cancelled. As a result of these actions, management’s expectation of future cash flows and the fact that the only source of revenue for the plant has come from the lessee, the Company recorded an impairment charge of $438,000 to write down the plant to its estimated fair value, using an estimated probable sales price as determinant of the value. In September 2003, the third party received its extraction permit and restarted aggregates processing operations and paying the lease.

Other assets, dredge equipment, asphalt plant, batch plant, generators, and other assets, not in use in Puerto Rico, St. Croix, St. Kitts and other islands were written down to net realizable value with impairment charges of $70,000 and $16,000 in 2003 and 2002, respectively.

In December 2004, the Company recorded an impairment charge based upon a review of leasehold improvements on three of its quarry sites. It was determined that the aggregate material, included within these quarry bases, was no longer providing a future benefit to the Company’s extraction operations and, accordingly, a $0.6 million charge was recorded in the fourth quarter of 2004.

(j)	GOODWILL AND OTHER INTANGIBLE ASSETS

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

FASB 142 also requires that Customer accounts and intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Customer accounts are stated at cost and are amortized over the estimated customer life. The cost includes amounts paid to third parties and the estimated fair value of customer accounts acquired in business acquisitions. Internal costs incurred in support of acquiring customer accounts are expensed as incurred.

The amortization life is based on estimates and judgments about the amounts and timing of expected future revenues from customer accounts and average customer account life. The Company amortizes customer accounts on a straight line basis over 12 years. An additional amortization charge is also taken in the year in which a specific customer account cancels their service with the Company. This additional amortization charge is equal to the remaining net book value of the specific customer account canceled. The Company periodically uses an independent appraisal firm to perform studies as to the remaining life of customer accounts in order to assist management in determining appropriate lives of its customer accounts.

(k)	FOREIGN CURRENCY TRANSLATION

All balances denominated in foreign currencies are revalued at year-end rates to the respective functional currency of each subsidiary. For the subsidiary, with a functional currency other than the US dollar, assets and liabilities have been translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated into U.S. dollars at average exchange rates during the period. The translation adjustment (decreased) increased equity by ($241,263), $463,581 and $904,399 in 2004, 2003 and 2002, respectively. Gains or losses on foreign currency transactions are reflected in the net income of the period. The income (expense) recorded in selling, general & administrative expenses was $184,449, $(40,287) and $(122,215) in 2004, 2003, and 2002, respectively.

The Company does not record a foreign exchange loss or gain on long-term inter-company debt for its subsidiary. This gain or loss is deferred and combined with the translation adjustment of said subsidiary. If and when the debt is paid, in part or whole, the deferred loss or gain will be realized and will affect the net respective result of the period.

(l)	INCOME (LOSS) PER SHARE

The Company computes income (loss) per share in accordance with the provisions of SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting basic and diluted income per share. Basic income per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted income per share is computed assuming the exercise of stock options under the treasury stock method and the related income tax effects, if not antidilutive. For loss periods, common share equivalents are excluded from the calculation, as their effect would be antidilutive. See Note 9 of the notes to the consolidated financial statements for the computation of basic and diluted number of shares.

(m)	INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company and certain of its domestic subsidiaries file consolidated federal and state income tax returns. Subsidiaries located in U.S. possessions and foreign countries file individual income tax returns. U.S. income taxes are not provided on undistributed earnings, which are expected to be permanently reinvested by foreign subsidiaries, unless the earnings can be repatriated in a tax-free or cash-flow neutral manner.

(n)	USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

(o)	STOCK OPTION PLANS

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS 148.

The per-share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $3.11, $2.32 and $2.70, respectively, on the grant date, using the Black Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Expected dividend yield	—	—	—
Expected price volatility	27.5%	25.5%	20.6%
Risk-free interest rate	3.55%	3.0%	5.0%
Expected life of options	5.5 years	5.3 years	10 years

Had the Company determined compensation cost based on fair value at the grant date for our stock options under SFAS 123, the Company’s net income (loss) would have been the pro forma amounts below:

	2004	2003	2002
Net income (loss), as reported	$10,636,872	$(8,617,455)	$1,201,335
Add total stock based employee Compensation expense included in reported net income, net of tax	25,108	—	—
Deduct total stock-based employee compensation expense determined under fair-value based method for all rewards, net of tax	(186,337)	(136,320)	(91,762)

Pro forma net income (loss)	$10,475,643	$(8,753,775)	$1,109,573

Basic income (loss) per share, as reported	$2.44	$(2.57)	$0.34
Basic income (loss) per share, pro forma	$2.40	$(2.61)	$0.31
Diluted income (loss) per share, as reported	$2.09	$(2.57)	$0.31
Diluted income (loss) per share, pro forma	$2.06	$(2.61)	$0.29

(p)	RECLASSIFICATIONS AND REVISIONS

Certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements in order to maintain consistency and comparability between periods presented

In 2002, the deferred gain related to the sale of the Company’s Dominica subsidiary; see Note 21, was recorded as a component of Other income (expense). In 2004, the Company determined that this gain should have been recorded as a component in determining Operating (Loss) Income. The Company revised amounts previously reported by decreasing the previously reported operating loss by $1.0 million with a corresponding decrease in the previously reported Other income (expense) for the year ended December 31, 2002.

During 2004, the Company reclassified certain amounts in the 2003 and 2002 Consolidated Statements of Cash Flows from investing activities to operating activities, including certain items relating to its customer financing activities, as a result of recent guidance given by the Securities and Exchange Commission.

As a result, net cash provided by operating activities was revised as follows:

	Years ended December 31,
	2003	2002
	(dollars in thousands)
Net cash provided by operating activities as previously reported	$1,040	$4,080
Reclassification	5,199	2,001

Revised net cash provided by operating activities	$6,239	$6,081

Net cash used in investing activities as previously reported	$1,397	$(1,381)
Reclassification	(5,199)	(2,001)

Revised net cash used in investing activities	$(3,802)	$(3,382)

(2)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of financial instruments including cash, cash equivalents, the majority of the receivables—net, other current assets, accounts payable trade and other, accrued expenses and other liabilities, and notes payable to banks approximated fair value at December 31, 2004 because of the short maturity of these instruments. The carrying value of debt and most notes receivable approximated fair value at December 31, 2004 and 2003 based upon the present value of estimated future cash flows. Given the nature of the notes and lack of comparable instruments, estimation of fair value of the notes due from the Government of Antigua and Barbuda is not practicable. The carrying amount of these notes were $1.0 million and $6.0 million in 2004 and 2003, respectively. The effective interest rate of the notes was 29.4 % in 2003. It was not practicable to calculate the effective interest rate of the notes in 2004, due to the various components of the December 2004 settlement with the Government of Antigua and Barbuda (see note 3). The $1.0 million balance outstanding at December 31, 2004 was received by the Company in 2005.

(3)	RECEIVABLES

Accounts receivable consist of the following:

	December 31,
	2004	2003
Materials division trade accounts	$7,182,190	$7,401,607
Materials division trade accounts, related party	78,905	294,392
Construction division trade accounts receivable, including retainage	2,895,263	3,318,621
Construction division trade accounts, including retainage, related party	967,377	908,692
Security division trade accounts	308,240	—
Other receivables	281,820	186,960
Due from employees	246,039	479,753

	11,959,834	12,590,025
Allowance for doubtful accounts and notes	(2,784,528)	(2,165,791)

Total accounts receivable, net	$9,175,306	$10,424,234

	2004	2003	2002
Allowance for doubtful accounts
Beginning balance	$2,165,791	$2,772,796	$3,524,878
Allowances charged to operations, net	1,547,016	71,939	69,250
Direct write-downs charged to the allowance	(928,279)	(678,944)	(821,332)

Ending balance	$2,784,528	$2,165,791	$2,772,796

Recovery of previously written off receivables:	$12,434	$17,724	$41,870

The Construction division’s trade accounts receivable includes retention billings of $652,391 and $401,440 as of December 31, 2004 and 2003, respectively.

Notes receivable consists of the following:

	December 31,
	2004	2003
Unsecured promissory notes receivable with varying terms and maturity dates through 2010	$627,338	$1,326,376
Notes receivable with varying terms and maturity dates through 2013, secured by property or equipment	1,243,450	2,116,984
10.0 % note receivable, due on demand, secured by first mortgage on real property	64,035	134,012
Unsecured promissory notes receivable bearing interest at 8.0 % with varying maturity dates through 2006, guaranteed by Company President and various owners of debtor, related party	2,775,007	2,607,934
Unsecured notes receivable bearing interest at 1.0 % over the prime rate, due in monthly installments through 2005	315,063	854,703
Unsecured note bearing interest a 2.0 % over the prime rate, due in monthly installments through 2006	557,043	—
Antigua Government notes and bonds	1,122,797	6,093,528

Trade notes receivable	$6,704,733	$13,133,537

Included in notes and other receivables are unsecured notes due from the Government of Antigua and Barbuda (the “Government”) totaling a net amount of $987,500 and $6,024,867 in 2004 and 2003, respectively, of which approximately $987,500 and $246,000 are classified as current receivables in 2004 and 2003, respectively. The current amount of $987,500 as of year end was part of the final settlement relating to the original notes. These notes were originally executed in connection with a construction contract in 1987. During the following nine years, eight amendments to the agreement were executed, primarily due to additional work contracted. In 1987, the notes were placed on the cost recovery method, and all payments received from the Government from agreed upon sources were recorded as reduction of the principal balance of the notes. Payments from agreed upon sources were derived from lease proceeds from a rental of a United States military base, fuel tax revenues and proceeds from a real estate venture. The contractual outstanding balance of the notes, including the balance of prepayment of taxes and duties, was $1.0 million and $29.1 million as of December 31, 2004 and 2003, respectively.

In April 2000, the Company executed the ninth amendment to the agreement with the Government and the notes were removed from the cost recovery method. The original notes receivable were consolidated into two new 15-year notes and the stated interest rate was reduced from 10 % to 6 % annually. Payments from agreed upon sources were expanded to include an additional monthly payment of $61,400, starting in August 2000, and up to $2.5 million in offsets against future duties and taxes to be incurred by the Company. In total, the agreement calls for $155,000 to be received monthly and $312,500 to be received quarterly, until maturity in 2015. The Government did not fulfill its payment obligations in 2003. Since April 28, 2000 the Company has been recognizing interest income on the notes under the accrual basis. Receipts on the notes were $12.2 million and $2.7 million, in 2004 and 2003, respectively. Interest income recognized in 2004, 2003 and 2002 was $2.6 million, $1.9 million, and $2.9 million, respectively. The Company records payments received, first to the projected principal reductions for the period, then to accrued interest, and lastly to additional reduction of principal. Interest income is recognized on the notes only to the extent payments are received or amounts are offset against money owed to the Government.

Antigua-Barbuda Government Development Bonds 1994-1997 series amounting to $68,661 in 2003 was fully reserved for in 2004. The Company also has net trade receivables from various Government agencies of $116,053 and $117,757 in 2004 and 2003, respectively.

During 2003 and 2004, the Government of Antigua did not meet all of its payment obligations to the Company. However, in December 2004, the Company’s Antigua subsidiaries entered into an Agreement for Satisfaction of Indebtedness and Amendment No. 10 to St. John’s Dredging and Deep Water Pier Construction (the “Satisfaction Agreement”) with the government of Antigua and Barbuda (“Antigua”). Pursuant to the terms of the Satisfaction Agreement, AMP and Antigua agreed to a settlement in which approximately $29.0 million in debt owed by Antigua to AMP was deemed satisfied in exchange for certain cash payments made to those companies by Antigua, as well as the remittance of all outstanding tax assessments and other relief from current and future taxes and duties. At the time of settlement, the notes had a recorded book value of approximately $5.8 million. As a result of this Satisfaction Agreement and in exchange for the cancellation of the outstanding debt owed to AMP by Antigua, AMP received $11.5 million in cash; a commitment for an additional $987,500 of cash which was received in the first quarter of 2005, a $7.5 million credit toward future withholding taxes incurred by AMP or the Company, plus remittance of all taxes and duties incurred through December 31, 2004. The company recognized $4.3 million of the future withholding tax benefit based on the current plans for repatriation of foreign-earnings. The Satisfaction Agreement also settled the litigation over a $6 million assessment issued with respect to the Company’s subsidiaries in Antigua, resulting in an income tax benefit of $0.7 million related to the reversal of accruals for uncertain tax positions.

(4)	INVENTORIES

Inventories consist of the following:

	December 31,
	2004	2003
Purchased inventory, primarily cement and sand	$312,969	$265,569
Manufactured aggregate and concrete block	2,605,253	2,869,495
Other	406,015	251,866

	$3,324,237	$3,386,930

(5)	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES AND AFFILIATES

At December 31, 2004 and 2003, the Company had investments in unconsolidated joint ventures and affiliates consisting of a 1.2 % equity interest in a real estate project in the Bahamas, see Note 16, a 33.3 % interest in a real estate company in Puerto Rico and a 50% interest in a real estate project in South Florida. Equity earnings of $71,300, $107,162 and $8,540, were recognized in 2004, 2003, and 2002, respectively, on ventures accounted for under the equity method.

(6)	INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consists of the following as of December 31, 2004:

	Goodwill	Customer Accounts	Other	Total
Beginning balance	$—	$—	$—	$—
Acquisition of businesses	1,114,524	3,823,991	637,033	5,575,548
Purchased from third parties	—	89,802	—	89,802
Less disposition of cancelled customer accounts	—	(106,370)	—	(106,370)

	1,114,524	3,807,423	637,033	5,558,980
Less accumulated amortization	—	(108,667)	(14,974)	(123,641)

Ending customer accounts, net	$1,114,524	$3,698,756	$622,059	$5,435,339

Amortization expense was $0.1 million for the year ended December 31, 2004.

(7)	ACQUISITIONS

On July 30, 2004, the Company purchased an electronic security services company for approximately $4.7 million, subject to certain purchase price adjustments after the closing. The allocation of the assets of the company purchased was based on fair value and included $70,000 of working capital, $306,000 of property, plant and equipment, $2.6 million of customer contracts, $356,000 of deferred tax assets and $1.7 million of goodwill and other intangibles. The Company assumed $277,000 of deferred revenue liability. The Company paid the purchase price with a combination of $2.5 million in cash and 214,356 shares of the Company’s common stock. Additionally, up to 17,642 shares were reserved for issuance upon finalization of the purchase price. In March 2005 a purchase price reduction adjustment of $91,000 was agreed and 7,531 shares will be issued in 2005 from the 17,642 shares initially reserved.

(8)	DEBT

Debt consists of the following:

	December 31,
	2004	2003
Installment notes payable in monthly installments through 2008, bearing interest at a weighted average rate of 6.9 % and secured by equipment with a carrying value of approximately $250,000	$112,501	$173,466
Unsecured note payable to the Company’s Chairman, $300,000 due on demand with the balance due October 1, 2005, bearing interest at the prime interest rate (5.25% at December 31, 2004)	1,725,000	2,070,000
Unsecured notes payable due through 2011, bearing interest at a rate of 7.0%	532,031	532,032

Total debt outstanding	$2,369,534	$2,775,498

In 2001, the Company entered into a revolving line of credit facility with a bank in the United States that provides for borrowings up to a maximum amount of $1,000,000, with interest charged at LIBOR plus 2.50%. The facility is due on demand. The bank can demand repayment of the loan and cancellation of the line of credit facility, if certain financial or other covenants are in default. The Company also maintains lines of credit with local banks in Sint Maarten and Antigua, $200,000 and $185,000, respectively. No amounts were outstanding under these lines of credit as of December 31, 2004 and 2003.

The effective interest on all debt outstanding, excluding lines of credit, was 5.2 % at December 31, 2004 and 4.9 % at December 31, 2003.

The total maturities of all debt subsequent to December 31, 2004 are as follows:

2005	$1,805,094
2006	11,335
2007	11,843
2008	9,231
2009	—
Thereafter	532,031

$2,369,534

(9)	COMMON STOCK

The following table sets forth the computation of basic and diluted share data:

	2004	2003	2002
Weighted average number of shares outstanding – basic	4,363,476	3,351,817	3,572,488
Effect of dilutive securities:
Options and Warrants	733,090	—	301,264

Weighted average number of shares outstanding – diluted	5,096,566	3,351,817	3,873,752

Options not included above (anti-dilutive)	1,010,000	285,852	—

Shares outstanding:
Beginning outstanding shares	3,296,373	3,469,169	3,586,585
Repurchase of shares	227,984	(229,396)	(150,016)
Issuance of shares	2,214,356	56,600	32,600

Ending outstanding shares	5,738,713	3,296,373	3,469,169

(10)	STOCK OPTION PLANS

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

The amendment of the 1999 stock option plan was approved at the shareholders’ meeting in June 2003. The amendment increased the number of available shares available for option grants from 350,000 to 600,000. The amended plan’s full text was filed with the Company’s proxy statement to the 2003 annual shareholders’ meeting.

All stock options granted pursuant to the 1986 Plan not already exercisable, vest and become fully exercisable (1) on the date the optionee reaches 65 years of age and for the six-month period thereafter or as otherwise modified by the Company’s Board of Directors, (2) on the date of permanent disability of the optionee and for the six-month period thereafter, (3) on the date of a change of control and for the six-month period thereafter, and (4) on the date of termination of the optionee from employment by the Company without cause and for the six-month period after termination. Stock options granted under the 1992 and 1999 Plan vest and become exercisable in varying terms and periods set by the Compensation Committee of the Board of Directors. Options issued under the 1992 and 1999 Plan expire after 10 years.

The Company adopted a stock-option plan for directors in 1992 that terminated in 2002. Options to acquire up to 50,000 shares of common stock were granted at no less than the fair-market value on the date of grant. The 1992 Directors’ Plan provides each director an initial grant of 8,000 shares and additional grants of 1,000 shares annually immediately subsequent to their reelection as a director. Stock options granted under the Directors’ Plan have 10-year terms, vest and become fully exercisable six months after the issue date. As the director’s plan was fully granted in 2000, the directors have received their annual options since then from the employee plans.

Stock option activity by year was as follows:

	Employee Plans		Directors’ Plan
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2001	763,295	$3.56	50,000	$8.55
Granted	38,500	$5.93	—	$-
Exercised	(32,600)	$1.90	—	$-
Expired	(10,000)	$9.63	(16,000)	$14.00

Balance at December 31, 2002	759,195	$3.67	34,000	$5.98
Granted	93,000	$6.79	—	$-
Exercised	(51,600)	$2.41	(5,000)	$3.47
Expired	(18,000)	$6.18	(10,000)	$7.61

Balance at December 31, 2003	782,595	$4.07	19,000	$5.78
Granted	174,000	$9.85	—	$-
Exercised	(237,231)	$3.25	—	$-
Expired	(2,800)	$1.50	(11,000)	$3.17

Balance at December 31, 2004	716,564	$5.11	8,000	$9.38

Available for future grant	5,000

Weighted average information:

Price Range	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Number Of Shares	Weighted Average Exercise Price
1.50-2.94	253,325	$1.92	6.6	230,950	$1.88
5.00-7.00	280,239	6.55	4.0	228,574	6.54
8.01-9.38	138,000	8.58	8.3	68,000	8.92
12.00-15.83	53,000	12.72	9.6	28,000	12.00

Total	724,564	$5.77	6.1	555,524	$5.17

(11)	WARRANT ISSUANCE

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

In connection with the investment by Coconut Palm, the Company has entered into the security services business. The Company entered into an employment agreement (the “Employment Agreement”) with Stephen J. Ruzika on April 2, 2004 under which he became the Company’s Executive Vice President and President of Devcon’s Security Services Division. Under the employment agreement, the Company will pay Mr. Ruzika an annual salary of $325,000 plus any bonuses that the Compensation Committee determines to pay him. The terms of the Employment Agreement provide that Mr. Ruzika will be granted 50,000 options with an exercise price of $9.00 per share. Compensation expense will be recorded for approximately $226,000 over the vesting period of three years. The Employment Agreement has a three-year term, which may be extended by the parties, with standard non-competition provisions and other material terms. In October 2004, the board named Mr. Ruzika President of the Company.

(12)	INCOME TAXES

Income tax (benefit) expense consists of:

	Current	Deferred	Total
2004:
Federal	$1,008,380	$1,791,813	$2,800,193
Foreign	(1,750,652)	(608,775)	(2,359,427)

	$(742,272)	$1,183,038	$440,766
2003:
Federal	$215,051	$(326,326)	$(111,275)
Foreign	2,540,828	(41,396)	2,499,432

	$2,755,879	$(367,722)	$2,388,157
2002:
Federal	$(27,635)	$(457,650)	$(485,285)
Foreign	886,602	(6,053)	880,549

	$858,967	$(463,703)	$395,264

The actual expense differs from the “expected” tax (benefit) expense computed by applying the U.S. federal corporate income tax rate of 34% to (loss) income before income taxes is as follows:

	December 31,
	2004	2003	2002
Computed “expected”
Tax (benefit) expense	$3,766,396	$(2,117,961)	$542,844
Increase (reduction) in income taxes resulting from:
Distribution of deemed dividends	5,270,000	2,117,883	527,000
Tax incentives granted to foreign subsidiaries	(3,731,169)	(646,055)	(1,503,562)
Net operating loss not utilized	—	49,178	149,877
Change in deferred tax valuation allowance	(1,207,441)	1,111,311	3,260,063
Additional foreign taxes	(1,946,334)	2,178,074	—
Differences in effective rate in foreign jurisdiction and other	(1,710,686)	(304,273)	(2,580,958)

	$440,766	$2,388,157	$395,264

Significant portions of the deferred tax assets and liabilities results from the tax effects of temporary difference:

	2004	2003
Deferred tax assets:
Allowance for bad debts	$157,242	$212,701
Net operating loss carry-forwards	8,521,940	9,422,395
Reserves and other	3,861,542	1,478,857

Total gross deferred tax assets	12,540,724	11,113,953

Less valuation allowance	(8,521,940)	(9,729,381)

Net deferred tax assets	4,018,784	1,384,572

	2004	2003
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation and capitalized Interest	(263,376)	(526,126)
Dividend distribution	(4,080,000)	—

Total gross deferred tax liabilities	(4,343,376)	(526,126)

Net deferred tax asset (Liability)	(324,592)	858,446

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making the assessment. The valuation allowance for deferred tax assets as of December 31, 2004 was $8.5 million. The change in valuation allowance was $1.2 million, $1.1 million and $3.3 million in 2004, 2003 and 2002, respectively.

In April 1988, the U.S. Virgin Islands Economic Development Commission (EDC) granted one of the Company’s subsidiaries a 10-year tax exemption expiring in April 1998. With some conditions and exceptions, the Company’s operations related to (1) production and sale of ready-mix concrete; (2) production and sale of concrete block on St. Thomas and St. Johns and outside of the U.S. Virgin Islands; (3) production and sale of sand and aggregate; and (4) bagging of cement from imported bulk cement, are 100 % exempt from U.S. Virgin Islands real property, gross receipts (currently 4%) and excise taxes, 90 % exempt from U.S. Virgin Islands income taxes, and about 83 % exempt from U.S. Virgin Islands customs duties. In 1998, the Company was granted a five-year extension, through March 2003, of the exemptions. The Company has applied for an extension of this tax exemption; however, there is no guarantee that it will be granted. If the Company does not have the exemption, the taxes would be increased, however, some fees and scholarships that the Company is currently granting would not continue. The impact of not having the exemption will be an increased expense.

The EDC completed a compliance review on the Company’s subsidiary in the US Virgin Islands on February 6, 2004. The compliance review covers the period from April, 1998 through March 31, 2003 and resulted from the Company’s application to request an extension of tax exemptions from the EDC. The Company is working with the EDC to resolve the issues raised. One of those issues is whether certain items of income qualified for exemption benefits under the Company’s then existing tax exemption, including notice of failure to make gross receipts tax payments of $504,919 and income taxes of $2,240,070, not including interest and penalties. This is the first time that a position contrary to the Company’s or any position on this specific issue has been raised by the EDC. The Company intends to vigorously contest the EDC’s interpretation. Based on discussions with legal counsel, the Company established a tax accrual at December 31, 2003 for such exposure which approximated the amounts set forth in the EDC notice.

In September 2004, the statute of limitations for the government to put forward a claim expired for the income tax return filed by the Company in September 2001 and the Company reversed $2.3 million of the tax accrual in the third quarter of 2004.

At December 31, 2004, approximately $44.4 million of foreign subsidiaries’ earnings have not been distributed and for which $12.0 million income taxes have been provided for. These earnings are considered permanently reinvested in the subsidiaries’ operations, unless the earnings can be repatriated in a tax-free or cash-flow neutral manner. Should the foreign subsidiaries distribute these earnings to the parent company or provide access to these earnings, taxes of approximately $8.5 million at the U.S. federal tax rate of 34%, net of foreign tax credits, may be incurred. At December 31, 2004, the Company had accumulated net operating loss carry-forwards available to offset future taxable income in its Caribbean operations of about $8.5 million, which expire at various times through the year 2011.

In accordance with Section 965 of the U.S. Internal Revenue Code, enacted as part of the American Jobs Creation Act of 2004 (the “AJCA”), a company can repatriate earnings from foreign subsidiaries at a reduced rate. In January 2005, the Company adopted a Domestic Reinvestment Plan (“DRP”) in order to qualify for an 85% dividend exclusion on all qualifying cash dividends received during the 2005 tax year. The plan outlines the Company’s intention to utilize qualifying cash dividends received from its foreign subsidiaries to either invest in the Company’s electronic security services and utility services businesses or to repay outstanding third party indebtedness. In February 2005, AMP declared a $16.0 million dividend, of which $4.0 million was withheld for Antiguan withholding taxes, which were deemed paid by utilization of a portion of the $7.5 million tax credit received as part of the Satisfaction Agreement The Company used the $12.0 million net dividend to fund a portion of the acquisition of certain net assets of Adelphia Communications’ electronic security services operations, see Note 22 of the Notes to Consolidated Financial Statements. In 2004, the Company has provided $4.1 million of deferred tax expense with respect to this net dividend. However, due to the Company’s adoption of the aforementioned DRP it is anticipated that in accordance with the AJCA the Company will be entitled to an estimated tax benefit of $2.9 million in the first quarter of 2005.

(13)	FOREIGN SUBSIDIARIES

Combined financial information for the Company’s foreign Caribbean subsidiaries, except for those located in the U.S. Virgin Islands and Puerto Rico, are summarized as follows:

	December 31,
	2004	2003
Current assets	$30,490,053	$17,815,342
Advances (from) to the Company	(521,954)	3,209,011
Property, plant and equipment, net	16,880,585	8,779,156
Investments in joint ventures and affiliates, net	1,623,212	1,686,491
Notes receivable, net	2,904,902	9,414,459
Other assets	1,747,641	579,178

Total assets	$53,124,439	$41,483,637

Current liabilities	$5,138,494	$3,767,196
Long-term debt	1,598,677	1,475,805
Equity	46,387,268	36,240,636

Total liabilities and equity	$53,124,439	$41,483,637

	2004	2003	2002
Revenue	$41,245,573	$32,291,779	$20,476,404
Income before income taxes	15,642,822	425,569	820,251
Net income	15,036,729	165,101	439,251

(14)	LEASE COMMITMENTS

The Company leases real property, buildings and equipment under operating leases that expire over periods of one to thirty-one years. Future minimum lease payments under non-cancelable operating leases with terms in excess of one year as of December 31, 2004 are as follows:

Years ending December 31,	Operating Leases
2005	$1,288,931
2006	1,057,571
2007	886,688
2008	787,618
2009	700,072
Thereafter	2,690,736

Total Minimum lease payments	$7,411,616

Total operating lease expense for real property and buildings was $1,716,825, $1,796,518 and $1,869,548 in 2004, 2003 and 2002, respectively. Total operating lease and rental expense for equipment was $1,977,277, $1,375,990 and $1,092,640 in 2004, 2003 and 2002, respectively. The equipment leases are normally on a month-to-month basis. Some operating leases provide for contingent rentals or royalties based on related sales and production; contingent rent expense amounted to $12,549, $14,846 and $17,464 in 2004, 2003 and 2002, respectively. Included in the above minimum lease commitments are royalty payments due to the owners of the Societe des Carrieres de Grand Case (SCGC) quarry. See Note 19.

(15)	SEGMENT REPORTING

The Company is organized based on the products and services it provides. Under this organizational structure the Company has three reportable divisions: Construction, Materials and Security. The Construction division consists of land development construction projects. The Materials division includes manufacturing and distribution of ready-mix concrete, block, crushed aggregate and cement. The Electronic Security Services division provides installation, monitoring and maintenance of electronic security systems for commercial and residential customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	December 31,
	2004	2003	2002
Revenue (including inter-segment):
Materials	$43,493,717	$38,070,207	$37,740,458
Construction	25,672,378	17,996,972	15,796,199
Security	943,080	—	—
Other	183,938	—	—
Elimination of inter-segment revenue	(1,134,632)	(754,084)	(180,811)

Total	$69,158,481	$55,313,095	$53,355,846

Operating (loss), as revised:
Materials	$(2,704,998)	$(5,874,337)	$369,985
Construction	4,593,650	(467,106)	(1,260,373)
Security	(108,449)	—	—
Other	(55,715)	(99,267)	—
Unallocated corporate overhead	(4,421,000)	(2,662,265)	(1,115,000)

Total	(2,696,512)	(9,102,975)	(2,005,388)

Other income, net	13,774,150	2,873,677	3,601,987

Income (Loss) before taxes	11,077,638	$(6,229,298)	$1,596,599

Total assets:
Materials	$50,564,918	$38,149,092	$44,017,013

	December 31,
	2004	2003	2002
Construction	19,683,310	14,265,800	13,635,796
Security	6,653,953	—	—
Other	24,762,886	12,003,850	10,784,552

Total	$101,665,069	$64,418,742	$68,437,361

Depreciation and amortization:
Materials	$3,111,340	$3,771,954	$3,384,336
Construction	1,635,452	1,582,086	1,524,261
Security	243,552	—	—
Other	45,096	—	—

Total	$5,035,440	$5,354,040	$4,908,597

Capital expenditures:
Materials	$3,162,866	1,411,723	$2,080,756
Construction	5,207,686	1,407,182	1,295,342
Security	7,739	—	—
Other	1,383,741	130,103	—

Total	$9,762,032	$2,949,008	$3,376,098

Operating loss is revenue less operating expenses. In computing operating loss, the following items have not been added or deducted: interest expense, income tax expense, equity in earnings from unconsolidated joint ventures and affiliates, interest and other income, minority interest and gain or loss on sales of property and equipment. The note receivable from the Government of Antigua and Barbuda is included in total assets, other.

Revenue by geographic area includes sales to unaffiliated customers based on customer location, not the selling entity’s location. The Company moves its equipment from country to country; therefore, to make this disclosure meaningful the geographic area separation for assets is based on the location of the legal entity owning the assets. One customer, the owner of the project in the Bahamas, account for $10.4 million, $4.9 million and $7.8 million of revenue in 2004, 2003 and 2002, respectively, reported in the Construction segment.

	December 31,
	2004	2003	2002
Revenue by geographic areas:
U.S. and its territories	$23,662,506	$17,958,025	$19,859,351
Netherlands Antilles	9,967,107	10,128,137	6,689,056
Antigua and Barbuda	10,810,220	14,323,248	10,962,572
French West Indies	6,131,023	5,827,903	4,998,990
Bahamas	16,865,755	6,985,269	9,890,699
Other foreign areas	1,721,870	90,513	955,178

Total	$69,158,481	$55,313,095	$53,355,846

Property, plant and equipment, net, by geographic areas:
U.S. and its territories	$10,947,631	$15,280,515	$18,324,928
Netherlands Antilles	1,199,475	145,308	270,114
Antigua and Barbuda	8,314,212	6,132,782	7,030,701
French West Indies	1,635,111	2,389,147	4,399,832
Bahamas	5,648,653	1,517	2,530
Other foreign areas	—	—	—

Total	$27,745,082	$23,949,269	$30,028,105

(16)	RELATED PARTY TRANSACTIONS

The Company leases a 1.8-acre parcel of real property in Deerfield Beach, Florida from the wife of the Company’s Chairman, Mr. Donald L. Smith, Jr. Annual rent on the property was $95,400 in 2004, 2003 and 2002. The lease was renewed for five years beginning January 1, 2002 with an annual rent of $95,400. The rent was based on comparable rental prices for similar properties in Deerfield Beach.

At December 31, 2004 and December 31, 2003, the Company had a note payable of $1.7 million and $2.1 million, respectively, to Mr. Smith resulting from various advances made to the Company in previous years, to provide long-term financing to the Company and security for a payment-guarantee issued by the Chairman on behalf of an entity in the Bahamas. The note is unsecured and bears interest at the prime rate. Presently $1.7 million is due on October 1, 2005. Management believes that these terms are similar to what the Company would be able to achieve if it was to borrow this money from a bank. The board of directors approved this transaction. The Chairman has an option to make the note due on demand should a Change of Control, as defined in the note, occur. A Change of Control under the note occurred on July 30, 2004 and the Chairman has until April 30, 2005 to demand full payment. However, the note is collateral for a loan guarantee that the Chairman has extended to the Company on behalf of a project in the Bahamas, in which the Chairman and the Company have a minority ownership.

At December 31, 2004 and December 31, 2003, the Company had an investment and advances totaling $123,000 and $186,000, respectively, representing a 1.2 % interest in a real estate joint venture in the Bahamas in which Mr. Smith and Mr. Armstrong, a director, participate with an equity interest of 11.3 and 1.55%, respectively. The investment is carried at cost. An impairment charge of $63,000 was recorded during 2004. No income or expense was recorded during 2003 or 2002. The Company has a $15.2 million contract with the venture to build a marina at the Emerald Bay Resort site. In connection with this contract, the Company recorded revenue of $9.4 million during 2004. The backlog on the contract as of December 31, 2004 and December 31, 2003, was $5.8 million and $2.5 million, respectively. In connection with a previous construction contract, we entered into two agreements with the partnership to defer payment of some of its regular contract billings. The agreements were for work performed from September 2002 to August 2003 and for additional construction billings attributable to the hotel site thereafter. At December 31, 2004, the total deferral was $2.8 million, including interest. The Company’s Chairman has personally guaranteed the $2.5 million of the deferral, subject to exhaustion by the Company of all other remedies. The deferral of payment is for three years from the date invoices become due. Interest of eight percent annually will accrue and become payable at maturity. As of December 31, 2004 and December 31, 2003, the Company had trade and note receivables from the venture of approximately $3.7 million and $3.4 million, respectively, and the billings in excess of costs and estimated earnings were $538,451 and $269,345, respectively.

Pursuant to an agreement entered into as of April 1, 2004, a subsidiary of the Company acquired a ready-mix concrete business from EBR Holding, Ltd. (“EBR”). EBR retained a 14% interest in the operation. As consideration for the acquisition of the business, the Company reduced a note receivable from EBR by $0.4 million.

The Company’s joint venture subsidiary in Puerto Rico has transactions with the joint venture partners. A company controlled by one of the partners provides drilling and blasting services for the Company’s quarry in Guaynabo. The price for the services is negotiated periodically, primarily by comparison to the cost of performing that work by the Company. In 2001, the subsidiary entered into a 36-month lease agreement for equipment located in the Aguadilla facility with another company controlled by this partner. An amendment was agreed upon by both parties to extend the lease through March 2007. The agreement also contains an option to buy the equipment. There are no clear comparable prices in the market place, and no third party evaluation of the fairness of the transaction was completed. The subsidiary will recuperate its recorded book value of the assets, should the purchase option be exercised.

The same subsidiary sells a significant portion of its products to a company controlled by another joint venture partner. In 2004, 2003 and 2002, the Company’s subsidiary’s revenue from these sales was $1.3 million, $2.5 million and $3.5 million, respectively. This partner is controlled by one of the Company’s former directors. The price of the products is governed by firm supply agreements, renegotiated every other year. Comparable prices from other quarries are studied and used in the price negotiation.

The Company owns a 50% interest in ZSC South, a joint venture, which currently owns one parcel of vacant land in South Florida. Mr. W. Douglas Pitts, a director, owns a 5% interest in the joint venture. Courtelis Company manages the joint venture’s operations and Mr. Pitts is the President of Courtelis Company.

On April 1, 2004, our Audit Committee approved a transaction to enter into an excavation contract with the entity in the Bahamas to excavate certain parcels of the entity’s real estate. The payment of the contract was guaranteed in full by Donald L. Smith, Jr., our Chairman, and two other owners of the entity. The outstanding amount for the contract was paid by the entity in the third quarter of 2004.

Effective April 1, 2004, a subsidiary of the Company acquired the assets of a ready-mix operation from the entity in the Bahamas. The joint venture acquired 14 percent in the subsidiary and the Company offset monies due the Company against payment for the assets.

On July 30, 2004, the Company purchased an electronic security services company for approximately $4.7 million, subject to certain purchase price adjustments after the closing (see Note 7).

Mr. James R. Cast, a director, has a tax and consulting practice, which provides services to the Company and privately to Mr. Donald Smith, Jr. The Company paid Mr. Cast $59,400, $58,000 and $35,000 for his services to the Company in 2004, 2003 and 2002 respectively. Mr. Smith paid Mr. Cast $22,000, $21,000 and $19,000 for his services in 2004, 2003 and 2002, respectively.

The Company sells products to corporations controlled by Mr. Robert D. Armstrong. In 2004, 2003 and 2002, the amount of products sold is less than 5% of the Company’s revenue. The Company purchases products from corporations controlled by Mr. Armstrong. Corporations controlled by Mr. Armstrong sometimes offer to sell asphalt to customers in St. Croix to whom the Company may also quote concrete and aggregate products in competition with the asphalt. The Company also sometimes competes for construction contracts with corporations controlled by Mr. Armstrong.

The Company has entered into a retirement agreement with Mr. Richard L. Hornsby, Senior Vice President and director, who retired from the Company at the end of 2004. During 2005 he will still receive his full salary and beginning 2006 he will receive annual payments of $32,000, for as long as he lives. During 2003, the Company recorded an expense of $232,000 for services rendered; this amount will be paid out in 2005. The Company expensed the net present value of the obligation to pay Mr. Hornsby $32,000 annually for life, over his estimated remaining service period at the Company, i.e. during 2004. The net present value of the future obligation is presently estimated at $288,424.

Jan A. Norelid, the Company’s then-Chief Financial Officer, entered into a Separation Agreement with the Company (the “Separation Agreement”), which became effective on October 6, 2004 and which outlines the terms of his separation from the Company. Pursuant to the terms of the Separation Agreement, Mr. Norelid’s Employment Agreement with the Company dated June 11, 2001, continued through January 1, 2005. Mr. Norelid was paid his current regular salary and continued to receive normal benefits during that period. On January 7, 2005, Mr. Norelid was paid a $25,000 bonus for prior services. The Separation Agreement also contemplates that Mr. Norelid will receive a severance payment consisting of two years of his current annual salary. Mr. Norelid will also be entitled to receive benefits or, if such benefits cannot continue during the severance period provided in the Separation Agreement, the cash equivalent of the current cost to the Company for providing such benefits. The vesting of 19,420 unvested stock options owned by Mr. Norelid accelerated and all of such options became exercisable on January 1, 2005. The terms of the Separation Agreement require Mr. Norelid to provide fifty hours of consulting for the Company each year for no additional consideration. Thereafter, he will be paid at a rate of $300 per hour. The

Separation Agreement includes a release by each of the Company and Mr. Norelid of claims that either party may have against the other in respect of Mr. Norelid’s employment or the termination of such employment, as well as covenants relating to non-solicitation of employees by Mr. Norelid, protection of the Company’s proprietary and confidential information, non-disparagement by Mr. Norelid and other matters. The Company recorded approximately $473,000 in connection with the management change in the third quarter of 2004 which is included in severance and retirement expenses on the accompanying consolidated statements of operations. On November 17, 2004, the Company acquired 8,247 shares of its common stock from Mr. Norelid. The purchase was related to the exercise of stock options in accordance with the Company’s stock option plans.

(17)	EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan for some employees over the age of 21 who have completed a minimum of 9 months of employment. The Company matches employee contributions up to 3.0 % of an employee’s salary. Company contributions totaled $173,994, $133,872 and $139,790 in 2004, 2003 and 2002, respectively.

(18)	COSTS AND ESTIMATED EARNINGS ON CONTRACTS

Included in the accompanying consolidated balance sheets under the following captions:

	December 31,
	2004	2003
Costs and estimated earnings in excess of billings	$1,130,184	$1,170,572
Billings in excess of costs and estimated earnings	(744,581)	(676,207)

	$385,603	$494,365

Costs incurred on uncompleted contracts	$15,589,432	$36,097,492
Costs incurred on completed contracts	38,755,988	6,445,243
Estimated earnings	12,878,256	5,888,676

	67,223,676	48,431,411
Less: Billings to date	66,838,073	47,937,046

	$385,603	$494,365

(19)	COMMITMENTS AND CONTINGENCIES

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

In February 2005, SCGC, BBW and the Company entered into agreements with Petit, which provided for the following:

•	The purchase by SCGC of three hectares of partially mined land located within the quarry property previously leased from Petit for approximately $1.1 million;

•	A two-year lease of approximately 15 hectares of land (the “15 Hectare Lease”) on which SCGC operates a crusher, ready-mix concrete plant and aggregates storage at a cost of $100,000;

•	The granting of an option to SCGC to purchase two hectares of unmined property prior to December 31, 2006 for $2 million, payable $1 million on December 31, 2006 and $1 million on December 31, 2008, subject to the below terms:

•	In the event that SCGC exercises this option, Petit agrees to withdraw all legal actions against the Company and its subsidiaries.

•	In the event that SCGC does not exercise the option to purchase and Petit is subsequently awarded a judgment, SCGC has the option to offset approximately $1.2 million against the judgment amount and transfer ownership of the three hectare parcel purchased by SCGC as stated in 1. above back to Petit.

•	The granting of an option to SCGC to purchase five hectares of unmined land prior to June 30, 2010 for $3.6 million, payable $1.8 million on June 30, 2010 and $1.8 million on June 30, 2012; and

•	The granting of an option to SCGC to extend the 15 Hectare Lease through December 31, 2008 (with annual rent of $55,000) if the two hectares are purchased and subsequent extensions of the lease (with annual rent $65,000) equal to the terms of mining authorizations obtained from the French Government agencies.

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

During the second quarter 2002, the Company issued a construction contract performance guarantee together with one of the Company’s customers, Northshore Partners, Inc., (“Northshore”), in favor of Estate Plessen Associates L.P. and JPMorgan Chase Bank, for $5.1 million. Northshore Partners is an important customer on St. Croix and the construction contract that Northshore Partners has with Estate Plessen Associate L.P. has requirements for the Company’s construction materials. Although there is no assurance, management does not presently believe that this guarantee will have any material impact on the Company’s liquidity or capital resources or any material negative impact on its financial position or results of operations. In the case that Northshore is unable to fulfill its commitments of the construction contract, the Company will be obligated to take Northshore’s place and finish the contract. The Company issued a letter of credit for $500,000 as collateral for the transaction and has not yet had any expenses in connection with this transaction. The construction project was finished in September 2003 and the guarantee expires two years after this date. The Company received an up front fee of $154,000. At the same time, a long-term liability of the same amount has been recorded, which may be recognized to income, once it is determined that no liability exists for the project, less any amounts paid by the Company in connection with the performance guarantee.

In June 2000, the Company entered into an amended Life Insurance and Salary Continuation Agreement with the Company Chairman. The Chairman shall receive a retirement benefit upon the sooner of his retirement from his position after March 31, 2003, or a change in control of the Company. Benefits to be received shall equal 75 % of his base salary, and shall continue for the remainder of his life. In the event that a spouse survives him, then the surviving spouse shall receive a benefit equal to 100 % of his base salary for the shorter of five years or the remainder of the surviving spouse’s life. The Company recognized the expense of the retirement agreement over his then expected remaining period of active employment with the Company. The expense related to this agreement was $113,381 in 2004, $464,000 in 2003, and $560,000 in 2002. The accrued liability of the present value of the estimated future payments was $1.8 million as of December 31, 2004. In calculating the reserve the Company used a discount factor of 4.6% and actuarial longevity tables. The Company estimates that the total accrual will be sufficient to cover its obligations under the aforementioned agreement; however, any change in discount rate or longevity may materially change the recorded liability in the future.

In the fall of 2000, Virgin Islands Cement and Building Products, Inc. (“VICBP”), a subsidiary of the Company, was under contract with the Virgin Islands Port Authority (“VIPA”) for the construction of the expansion of the St. Croix Airport. During the project, homeowners and residents of the Yellow Cedar Housing Community, located next to the end of the expansion project, claimed to have experienced several days of excessive dust in their area as a result of the ongoing construction work. The homeowners of Yellow Cedar have filed two separate lawsuits for unspecified damages against VIPA and VICBP as co-defendants. One suit, filed in the U.S. District Court by Mariepaul Antoine, Benjamin Ashe, et. al, vs. VIPA et. al, case #2001,63 R/F, seeks equitable relief from nuisance, specific performance and damages. The second suit, Louisa Williams et. al vs. VIPA et. al filed in the Territorial Court of the U.S.V.I. case #548/2000 seeks equitable relief from nuisance, specific performance and damages. In both cases, VICBP as defendant has agreed to indemnify VIPA for any civil action created during the course of work. Reliance Insurance Company (“Reliance”), the general liability carrier for VICBP, has taken the legal position that “dust” is a pollutant and, therefore, the pollution exclusion clause applies and as a result denies liability insurance coverage to VICBP. Corporate counsel in Florida, as well as in the U.S. Virgin Islands, have advised the Company that laws now in place should enable the Company to enforce the duty-to-defend clause contained in the liability policy, thus affording the Company a defense of both legal actions. The Pennsylvania Insurance Commissioner placed Reliance in rehabilitation in October 2001, and subsequently into liquidation. The Company has also presented claims under the policy to the Florida Insurance Guaranty Association, the V.I. Insurance Guaranty Association, the Pennsylvania Insurance Commissioner, and to the Company’s excess liability insurance carrier Zurich Insurance Company. It is too early to predict the final outcome of this matter or to estimate the potential risk of loss, if any, to the Company.

In the late 1980s, Bouwbedrijf Boven Winden, N.V. (“BBW”), currently a Devcon subsidiary in the Netherlands Antilles, supplied concrete to a large apartment complex on the French side of Sint Maarten. In the early 1990s the buildings began to develop exterior cracking and “pop outs.” In November 1993, BBW was named one of several defendants including the building’s insurer, in a suit filed by Syndicat des Coproprietaires la Residence Le Flamboyant (condominium owners association of Le Flamboyant), in the French court “Tribunal de Grande Instance de Paris”, case No. 510082/93. A French court assigned an expert to examine the cause of the cracking and pop outs and to determine if the cracking/pop outs are caused by a phenomenon known as alkali reaction (ARS). The expert found, in his report dated December 3, 1998, that BBW was responsible for the ARS. The plaintiff is seeking unspecified damages, including demolition and replacement of the 272 apartments. Based on the advice of legal counsel, a judgment assessed in a French court would not be enforceable against a Netherlands Antilles company. Thus, in order to obtain an enforceable judgment, the plaintiff would have to file a successful claim in an Antillean court. It is too early to predict the final outcome of this matter or to estimate the potential risk of loss, if any, to the Company. Due to the lack of enforceability, the Company decided not to continue the defense in the French court. Therefore, the Company may not be aware of developments of the court proceedings. Management believes the Company’s defenses to be meritorious and does not believe that the outcome will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company is subject to federal, state and local environmental laws and regulations. Management believes that the Company is in compliance with these laws and regulations. Compliance with environmental protection laws has not had a material adverse impact on the Company’s consolidated financial condition or results of operations and is not expected to have a material adverse impact in the foreseeable future.

The Company is involved in other litigation and claims arising in the normal course of business. The Company believes that such litigation and claims will be resolved without a material adverse effect on the Company’s consolidated financial position or results of operations.

In connection with the Senior Loan, the Company provided CIT with a non-recourse performance guarantee secured by the Company’s stock in Devcon Security Holdings, Inc.

(20)	BUSINESS AND CREDIT CONCENTRATIONS

The Company’s customer base is primarily located in the Caribbean with the most substantial credit concentration within the Construction division. Typically, customers within this division engage the company to develop large marinas, resorts and other site improvements and consequently, make up a larger percentage of total sales. For the years ended December 31, 2004, 2003 and 2002, the company reported revenue for one Bahamian customer of 15.3%, 8.8% and 14.6% of total revenue respectively. As of December 31, 2004, the ongoing project for the abovementioned customer had backlog of $5.8 million. A subsidiary, the Company’s Chairman of the Board and another of the Company’s directors are minority partners, and the Company’s Chairman of the Board is a member of the managing committee of the entity developing this project. No single customer within the Materials or the Securities division accounted for more than 10% of total sales.

For the period ended December 31, 2004, there were no receivables from a single customer that represented more than 10% of total receivables with the exception of the customer mentioned above. As of December 31, 2004, the total receivable from this customer was $3.7 million consisting of $0.9 million of current accounts receivable and $2.8 million of notes receivable. For the period ended December 31, 2003, there were no receivables from a single customer that represented more than 10% of total receivables with two exceptions. The total receivable for the Bahamian customer was $3.5 million consisting of $0.9 million in accounts receivable and $2.5 million of notes receivable, and the company had a notes receivable from the Government of Antigua and Barbuda that had a $6.0 million balance, which was paid down in the subsequent period. Although receivables are generally not collateralized, the Company may place liens or their equivalent in the event of nonpayment. The Company estimates an allowance for doubtful accounts based on the creditworthiness of customers as determined by specific events or circumstances and by applying a percentage to the receivables within a specific aging category.

The Company has separate union agreements with its employees on St. Thomas, St. Croix and Antigua. The agreement for Antigua was renewed and will expire in November 2006. The agreement for St. Thomas was renewed in 2003. This agreement and the one for St. Croix will expire in March 2006. In the past, there have been no labor conflicts.

Management believes that the Company’s ability to produce its own sand and stone gives it a competitive advantage because of the substantial investment required to produce sand and stone, the difficulty in obtaining the necessary environmental permits to establish quarries, and the moratorium on mining beach sand imposed by most Caribbean countries. If the Company is unable to produce its own sand and stone, the consolidated financial position, results of operations, or cash flows could be adversely affected.

The Company’s quarry lease in Guaynabo, Puerto Rico will terminate, unless extended, in March 2006. We are currently attempting to extend the lease through 2011, at which time the Company anticipates the reserves will be depleted to a point where extraction will not be economically feasible. If the Company is unsuccessful in extending the quarry lease, the Company would seek to relocate the equipment on the existing quarry. There can be no assurances that an alternate site can be located and extraction permits obtained.

(21)	SALE OF BUSINESSES

On March 16, 2000, the Company closed on a transaction to sell its subsidiary in Dominica to an affiliated company of UMAR. The selling price was $4.1 million plus an earn-out of 50 % of the profits or losses of a portion of the Company’s operations. The book value of the assets, including certain expenses and contingency accruals, was $3.0 million. The gain of $1.0 million on the transaction was deferred to the first quarter of 2002, when the earn-out period finished.

(22)	SUBSEQUENT EVENTS

Acquisition of Adelphia Security On February 28, 2005, the Company, through DSSC, completed the acquisition of certain net assets of the electronic security services operation of Adelphia Communications Corporation, a Delaware corporation (“Adelphia”), for approximately $40.2 million in cash based substantially upon contractually recurring monthly revenue of approximately $1.15 million. The transaction was completed pursuant to the terms of that certain Asset Purchase Agreement, dated as of January 21, 2005 (the “Asset Purchase Agreement”), as amended. Other than the Asset Purchase Agreement, there is no material relationship between the parties. The transaction received approval by the United States Bankruptcy Court for the Southern District of New York in an order issued on January 28, 2005.

Credit Facility with CIT. DSSC and its direct parent, DSH (together, the “Borrowers”) financed the Adelphia Acquisition through available cash and a senior secured revolving credit facility (the “Senior Loan”) provided by certain lenders and CIT Financial USA, Inc., serving as agent (“CIT”). The Senior Loan is governed by the terms of that certain Credit Agreement (the “Credit Agreement”), dated as of February 28, 2005, by and among Borrowers, the Lenders signatory thereto from time to time, as Lenders (the “Lenders”), and CIT, as Agent and Lender. The maximum amount available under the Senior Loan is thirty-five million dollars ($35 million), but this amount may be increased up to fifty million dollars ($50 million) at the request of Borrowers if no Event of Default has occurred, the Lenders’ prior written consent is obtained and certain other customary conditions are satisfied. Borrowers may draw amounts under the Senior Loan until March 30, 2007 and all amounts outstanding under the Senior Loan will be due on February 28, 2011. The Senior Loan is secured by, among other things, a security interest in substantially all of the assets of Borrowers, including a first mortgage on certain real property owned by DSSC. The interest rate charged under the Senior Loan varies depending on the types of advances or loans Borrowers select under the Senior Loan. Borrowings under the Senior Loan may bear interest at the higher of (i) the prime rate as announced in the Wall Street Journal or (ii) the Federal Funds Rate plus 50 basis points, plus a spread which ranges from 125 to 300 basis points. Alternatively, borrowings under the Senior Loan may bear interest at LIBOR-based rates plus a spread which ranges from 250 to 425 basis points (LIBOR plus 425 basis points as of the date hereof). The spread depends upon Holdings’ ratio of total debt to recurring monthly revenues. Borrowers pay a variable commitment fee each quarter on the unused portion of the commitment equal to 37.5 basis points. Borrowers are subject to certain covenants and restrictions specified in the Senior Loan, including covenants that restrict their ability to pay dividends, make certain distributions, pledge certain assets or repay certain indebtedness.

Beginning March 30, 2007, the day on which Borrowers are prevented from drawing additional amounts under the Senior Loan, Borrowers are required to make certain scheduled principal payments on the Senior Loan in amounts equal to the percentage of the outstanding principal amount set forth below:

Payment Dates Occurring During	Quarter Payment Due	Total Annual Payments
March 31, 2007 through December 31, 2007	2.5% of Term Amount	10.0% of Term Amount

January 1, 2008 through December 31, 2008	3.75% of Term Amount	15.0% of Term Amount

January 1, 2009 through December 31, 2009	4.375% of Term Amount	17.5% of Term Amount

January 1, 2010 through December 31, 2010	5% of Term Amount	20.0% of Term Amount

The foregoing summary of the Asset Purchase Agreement and the Senior Loan is not complete and is qualified in its entirety by reference to the Asset Purchase Agreement, as amended by Amendment No. 1, and the Credit Agreement, which are incorporated by reference herein.

Puerto Rico Lease Extension. The Company decided, in 2001, to cease its operation in Aguadilla, Puerto Rico and leased, effective October 1, 2001, all its equipment on the site to a company affiliated with one of the joint venture owners of the subsidiary in Puerto Rico. In March 2005, the lease was extended through February 2007, on substantially similar terms.

Dividend Reinvestment Plan. In accordance with U.S. Internal Revenue Code Section 965 (enacted as part of the American Jobs Creation Act of 2004), in January 2005 the Company adopted a Domestic Reinvestment Plan in order to qualify for an 85% dividend exclusion on all qualifying cash dividends received during the 2005 tax year. The plan outlines the Company’s intention to utilize qualifying cash dividends received from its foreign subsidiaries to either invest in the Company’s electronic security services sector, its construction segment its utility services businesses or to repay outstanding third party indebtedness. In February 2005, one of the Company’s Antiguan subsidiaries declared a $16.0 million dividend, of which $4.0 million was withheld for Antiguan withholding taxes, which were deemed paid by utilization of a portion of the $7.5 million tax credit received as part of the Satisfaction Agreement. The Company used the $12.0 million net dividend to fund a portion of the acquisition of certain net assets of Adelphia Communications’ electronic security services operations. As of December 31, 2004 the un-remitted foreign earnings of the Company amounted to approximately $44.4 million. In reviewing the liquidity position of the subsidiaries which are responsible for generating the un-remitted foreign earnings management estimates that the maximum amount of qualifying cash dividends (inclusive of the $16.0 million dollar aforementioned dividend) that can be received during the 2005 tax year is approximately $17.0 million. Based upon the assumption that maximum amount was distributed the Company’s estimates that as of December 31, 2004 a current deferred tax liability in the amount of $2.3 million would arise.

(23)	RETIREMENT AND SEVERANCE BENEFITS

The Company provides to certain employees’ defined retirement and severance benefits. Accrued benefits which arise in accordance with this requirement are based upon periodic actuarial valuations which use the projected unit credit method for calculation and are charged to the consolidated statements of income in a systematic basis over the expected average remaining service lives of current employees who are eligible to receive the required benefits. The net expense with respect to certain of these required benefits is assessed in accordance with the advice of professional qualified actuaries. The net expense included in the consolidated statements of income for the years ended December 31, 2004, 2003 and 2002 amounted to $1,655,968, $2,095,563, and $1,110,545, respectively. The actuarial present value of the accumulated benefits at December 31, 2004 and 2003 with respect to these accrued benefits, was $4,960,808 and $3,927,517, respectively.

The actuarial assumptions for the negotiated average discount rate and rate of increase of future compensation levels used in determining the actual present value of accumulated benefit obligations for 2004 were 8% and 3% respectively. The change in accrued benefit obligation included interest cost of $171,796 and $126,066, and service cost of $4.8 and $3.8 million, respectively.

The obligations which arise under these plans are not governed by any regulatory agency and there is no requirement to fund the obligations and accordingly the Company has not done so. Obligations which are payable to employees upon retirement or separation with the Company are paid from cash on hand at the time of retirement or separation in accordance with the terms of the respective plans.

The following sets forth the estimated cash requirement to be paid out to eligible employees for the next five years

2005	$703,141
2006	586,557
2007	554,157
2008	543,157
2009	532,157

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our independent certified public accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our President, who is also acting as the Company’s Principal Financial and Accounting Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of December 31, 2004, the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Company’s Chief Executive Officer and the Company’s President, who has acted as the Company’s Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

In connection with the completion of its audit of, and the issuance of an unqualified report on, the Company’s consolidated financial statements for the fiscal year ended December 31, 2004, the Company’s independent registered public accounting firm, KPMG, LLP (“KPMG”), communicated to the Company’s management and Audit Committee that certain matters involving the Company’s internal controls were considered to be “significant deficiencies”, as defined under the standards established by the Public Company Accounting Oversight Board, or PCAOB. These matters pertained to the review and oversight of subsidiary financial results originating in the Company’s Construction and Materials Divisions constituting material weaknesses in the Company’s internal controls over financial reporting.

In addition, the Company’s independent registered public accounting firm informed the Company’s management and the Company’s Audit Committee that the combination and nature of the significant deficiencies indicated that the Company did not have adequate controls pertaining to the review and oversight of subsidiary financial results originating in the Company’s Construction and Materials Divisions, thus constituting material weaknesses in the Company’s internal controls over financial reporting.

In light of the material weaknesses described below, the Company performed additional analyses and other post-closing procedures to ensure the Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly represent in all material respects our financial condition, results of operations and cash flows for the periods presented.

The certifications of the Company’s Chief Executive Officer and the Company’s President, who has also been acting as the Company’s Principal Financial and Accounting Officer, required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of the Company’s disclosure controls and procedures and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Changes in Internal Controls

The Company is committed to continuously improving its internal controls and financial reporting. Since July 2004, the Company has been working with consultants with experience in internal controls to assist management and the Audit Committee in reviewing the Company’s current internal controls structure with a view towards meeting the formalized requirements of Section 404 of the Sarbanes-Oxley Act.

In order to remediate the significant deficiencies and material weaknesses described above, the Company’s management and its Audit Committee have taken the following steps:

•	Certain of the Company’s procedures have been formalized and documented.

•	The Company is addressing access issues with respect to its information technology systems and has formalized and enhanced some of the Company’s mitigating controls.

•	The implementation of additional review procedures and improved financial controls.

The Company will issue an update on its efforts to strengthen its internal control processes when the Company reports its first quarter results.

The Company believes the above measures have appropriately addressed the matters identified by the Company’s independent registered public accounting firm as material weaknesses. This process is ongoing, however, and the Company’s management and its Audit Committee will continue to monitor the effectiveness of the Company’s internal controls and procedures on a continual basis and will take further action as appropriate.

The Company’s management does not expect that its disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information on our directors and executive officers is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report (“Proxy Statement”). Information as to executive officers is included in Part I of this report.

Item 11. Executive Compensation

The information required for this item is also incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. The information included in the proxy statement pursuant to Item 402(i), (k) and (l) of Regulation S-K is not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required for this item is also incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions

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

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

(1)	Consolidated financial statements.

An index to consolidated financial statements for the year ended December 31, 2004 appears on page 67.

(2)	Financial Statement Schedule.

All financial schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

(3)	Exhibits.

Exhibit	Description
3.1	Registrant’s Restated Articles of Incorporation (1)(3.1); (19)(3.1)

3.2	Registrant’s Amended and Restated Bylaws (11) (3.2)

10.1	Registrant’s 1986 Non-Qualified Stock Option Plan (2)(10.1)

10.2	Registrant’s 1992 Stock Option Plan (7)(A)

10.3	Registrant’s 1992 Directors’ Stock Option Plan (7)(B)

10.4	V. I. Cement and Building Products Inc. 401(k) Retirement and Savings Plan (10)(10.4)

10.5	Form of Indemnification Agreement between the Registrant, and its directors and certain of its officers (4)(A)

10.6	St. John’s Dredging and Deep Water Pier Construction Agreement dated as of April 3, 1987, by and between Antigua and Barbuda and Antigua Masonry Products, Limited (the “Set. Johns Agreement”) (4)(10.1)

10.7	Amendment No. 1 to the St. John’s Agreement dated June 15, 1988(5)(10.2)

10.8	Amendment No. 2 to the St. John’s Agreement dated December 7, 1988 (6) (10.34)

10.9	Amendment No. 3 to the St. John’s Agreement dated January 23, 1989 (6) (10.35)

10.10	Amendment No. 4 to the St. John’s Agreement dated April 5, 1989 (6) (10.36)

10.11	Amendment No. 5 to the St. John’s Agreement dated January 29, 1991 (6) (10.37)

10.12	Amendment No. 6 to the St. Johns Agreement dated November 30, 1993 (8)(10.39)

10.13	Amendment No. 7 to the St. John’s Agreement, dated December 21, 1994 (10) (10.14)

10.14	Amendment No. 8 to the St. John’s Agreement, dated October 23, 1996 (10) (10.15)

10.15	Guarantee dated June 12, 1989, from the Registrant to Banco Popular de Puerto Rico (5)(10.6)

Exhibit	Description
10.16	Lease dated October 31, 1989, between William G. Clarenbach and Pricilla E. Clarenbach, as lessors, and Controlled Concrete Products, Inc., as lessee (1)(10.26)

10.17	Lease dated April 13, 1981, between Mariano Lima and Genevieve Lima, as lessors, and the Registrant, as lessee (1)(10.28)

10.18	Lease dated February 24, 1989, between Felix Pitterson, as lessor, and V.I. Cement and Building Products, Inc., as lessee (1)(10.30)

10.19	Lease dated September 12, 1966, between His Honour Hugh Burrowes, a Commander of the British Empire of Government House in the Island of Antigua, as lessor, and The Antigua Sand and Aggregate Limited, as lessee (1)(10.32)

10.20	Material Purchase Agreement, dated August 17, 1995, between Bouwbedrijf Boven Winden, N.V. and Hubert Petit, Francois Petit and Michel Petit (9) (10.41)

10.21	Stock Purchase Agreement, dated August 17, 1995, between the Registrant and Hubert Petit, Francois Petit and Michel Petit (9)(10.42)

10.22	Form of Note between Devcon International Corp. and Donald L. Smith, Jr. (11)(10.31)

10.23	Asset Purchase Agreement between Caricement B.V., Union Maritima International S.A. and Devcon International Corp. and its subsidiaries dated February 22, 2000 (12)

10.24	Stock Purchase Agreement between Caribbean Construction and Development, Ltd., Devcon International Corp. and Caricement Antilles N.V. dated February 22, 2000 (12)

10.25	Supply Agreement between Union Maritima International S.A. and Devcon International Corp. dated December 29, 1999 (13)(10.36)

10.26	Second Amended and Restated Salary Continuation and Retirement Benefit Agreement dated June 30, 2000 (14)(10.32)

10.27	Amendment No. 9 to the St. John’s Agreement, dated April 28, 2000 (14)(10.33)

10.28	Antigua Delinquency Letter dated March 12, 2001 (15) (10.1)

10.29	Registrant’s 1999 Stock Option Plan, as amended (16)

10.30	Operating Agreement of Devcon/Matrix Utility Resources, LLC (17)

10.31	Option agreement for Devcon to buy all of Matrix assets (17)

10.32	Stock option agreement for Matrix to buy Devcon Shares (17)

Exhibit	Description
10.33	Purchase Agreement by and between the Company and Coconut Palm Capital Investors, Ltd., dated April 2, 2004 (18) (Annex D)

10.34	Form of First Tranche Warrant Issued to Coconut Palm Capital Investors, Ltd. (18) (Annex E)

10.35	Employment Agreement, dated October 6, 2004, by and between the Company and David Rulien (20) (10.1)

10.36	Separation Agreement, dated as of September 29, 2004, by and between the Company and Jan Norelid (20) (10.2)

10.37	Letter Agreement, dated January 13, 2004, by and between Richard L. Hornsby and the Company concerning the Richard Hornsby Retirement Program (21) (10.1)

10.38	Employment Agreement, dated July 19, 2001, by and between the Company and Kevin M. Smith (21) (10.4)

10.39	Employment Agreement, dated July 19, 2001, by and between the Company and Donald L. Smith, III (21) 10.5)

10.40	Amended and Restated Employment Agreement, dated June 7, 2004, by and between the Company and Stephen Ruzika (21) (10.6)

10.41	Agreement for Satisfaction of Indebtedness and Amendment No. 10 to St. John’s Dredging and Deep Water Pier Construction (22) (10.1)

10.42	Asset Purchase Agreement, dated as of January 21, 2005, by and among, Devcon Security Services Corp, the Sellers identified therein and Adelphia (23) (10.1)

10.43	Employment Agreement, dated as of January 27, 2005, and effective as of February 1, 2005, by and between the Company and Ron G. Lakey (24) (10.1)

10.44	Credit Agreement, dated as of February 28, 2005, by and among Borrowers, Lenders and CIT, as Agent (25) (10.2)

10.45	Form of Note issued by Borrowers to CIT (25) (10.3)

10.46	Security Agreement, dated as of February 28, 2005, by and among Borrowers and CIT (25) (10.4)

10.47	Pledge Agreement, dated as of February 28, 2005, by and between the Company and CIT (25) (10.5)

10.48	Pledge Agreement, dated as of February 28, 2005, by and among Borrowers and CIT (25) (10.6)

Exhibit	Description
10.49	Amendment No. 1 to Asset Purchase Agreement (25) (10.7)

10.50	Dividend Reinvestment Plan (26)

21.1	Registrant’s Subsidiaries (26)

23.1	Consent of KPMG LLP (26)

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (26)

31.2	President’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (26)

32.1	Chief Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (26)

32.2	President’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (26)

(1)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Registration statement on Form S-2 (No. 33-31107).
(2)	Incorporated by reference to the exhibit shown in the parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987 (the “1987 10-K”).
(3)	Incorporated by reference to the exhibit shown in the parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988 (the “1988 10-K”).
(4)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Proxy Statement dated May 30, 1989.
(5)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Form 8 dated August 17, 1989 to the 1988 10-K.
(6)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.
(7)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Proxy Statement dated May 6, 1992.
(8)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

(9)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
(10)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.
(11)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
(12)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8K dated February 22, 2000.
(13)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999
(14)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000
(15)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 10-Q dated November 9, 2001
(16)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Proxy Statement on Form 14A dated May 2, 2003
(17)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003
(18)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Proxy Statement dated July 12, 2004
(19)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(20)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated October 6, 2004
(21)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Registration Statement on Form S-3 effective as of October 13, 2004 (No. 333-119158)
(22)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated December 3, 2004
(23)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated January 26, 2005
(24)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated January 28, 2005

(25)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated February 28, 2005
(26)	Filed herewith

Management employee contracts, compensatory plans and other arrangements included as part of the exhibits referred to above are as follows:

10.1	Registrant’s 1986 Non Qualified Stock Option Plan (2) (10.1)

10.2	Registrant’s 1992 Stock Option Plan (7)(A)

10.3	Registrant’s 1992 Directors’ Stock Option Plan (7) (B)

10.4	V. I. Cement and Building Products, Inc. 401(k) Retirement and Savings Plan (10) (10.4)

10.22	Form of Note between Devcon International Corp. and Donald L. Smith, Jr. (11)(10.31)

10.26	Second Amended and Restated Salary Continuation and Retirement Benefit Agreement dated June 30, 2000. (14) (10.32)

10.29	Registrant’s 1999 Stock Option Plan, as amended (16)

10.35	Employment Agreement, dated October 6, 2004, by and between the Company and David Rulien (20) (10.1)

10.36	Separation Agreement, dated as of September 29, 2004, by and between the Company and Jan Norelid (20) (10.2)

10.37	Letter Agreement, dated January 13, 2004, by and between Richard L. Hornsby and the Company concerning the Richard Hornsby Retirement Program (21) (10.1)

10.38	Employment Agreement, dated July 19, 2001, by and between the Company and Kevin M. Smith (21) (10.4)

10.39	Employment Agreement, dated July 19, 2001, by and between the Company and Donald L. Smith, III (21) 10.5)

10.40	Amended and Restated Employment Agreement, dated June 7, 2004, by and between the Company and Stephen Ruzika (21) (10.6)

10.43	Employment Agreement, dated as of January 27, 2005, and effective as of February 1, 2005, by and between the Company and Ron G. Lakey (24) (10.1)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2005	DEVCON INTERNATIONAL CORP.

	BY:	/S/ DONALD L. SMITH, JR.
Donald L. Smith, Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

April 15, 2005	DEVCON INTERNATIONAL CORP.

	By:	/S/ DONALD L. SMITH, JR.
Donald L. Smith, Jr.
Chairman and Chief Executive Officer

April 15, 2005	By:	/S/ STEPHEN J. RUZIKA
President (Principal Financial and Accounting Officer)

April 15, 2005	By:	/S/ ROBERT D. ARMSTRONG
Robert D. Armstrong
Director

April 15, 2005	By:	/S/ GUSTAVO R. BENEJAM
Gustavo R. Benejam
Director

April 15, 2005	By:	/S/ JAMES R. CAST
James R. Cast
Director

April 15, 2005	By:	/S/ MARIO B. FERRARI
Mario B. Ferrari
Director

April 15, 2005	By:	/S/ RICHARD L. HORNSBY
Richard L. Hornsby
Director

April 15, 2005	By:	/S/ PER OLOF LÖÖF
Per Olof Lööof
Director

April 15, 2005	By:	/S/ W. DOUGLAS PITTS
W. Douglas Pitts
Director

April 15, 2005	By:	/S/ RICHARD ROCHON
Richard Rochon
Director

EXHIBIT SCHEDULE

Exhibit	Description
10.50	Dividend Reinvestment Plan

21.1	Registrant’s Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	President’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	President’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002