Form 10-K/A
period 2004-12-31
DEVCON INTERNATIONAL CORP
filed 2005-04-29
CIK 28452

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 27, 2005, Devcon International Corp. had 5,852,501 shares outstanding. The aggregate market value of the Common Stock held by non-affiliates of Devcon International Corp. as of June 30, 2004 was approximately $11.2 million, based on the closing price on that date of $12.10. In this calculation, all executive officers, directors and 5% beneficial owners of Devcon International Corp. and the affiliates of such persons are considered to be affiliates. This is not an admission that such executive officers, directors, 5% beneficial owners or other persons are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2004 of Devcon International Corp. (the “Company”) is being filed to add Part III of the Form 10-K, which was omitted in reliance on General Instruction G(3) thereto.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company, as of April 27, 2005, are as follows:

Name	Age	Position(s) held with the Company
Donald L. Smith, Jr.	83	Chairman of the Board
Richard L. Hornsby	69	Director
W. Douglas Pitts	65	Director
James R. Cast	56	Director
Robert D. Armstrong.	69	Director
Gustavo R. Benejam.	49	Director
Richard C. Rochon	48	Director
Mario B. Ferrari	27	Director
Per-Olof Lööf	54	Director
Stephen J. Ruzika	49	Chief Executive Officer and President
David Rulien	52	President – Construction and Materials
Robert C. Farenhem	34	Interim Chief Financial Officer
Ronald Lakey	50	Vice President-Business Development
Donald L. Smith, III	52	Vice President-Construction Division
Kevin M. Smith	47	Vice President-Materials Division

Donald L. Smith, Jr., a co-founder of ours, has served as our Chairman of the Board since our formation in 1951. From 1951 until April 2005, he also served as our Chief Executive Officer, and from 1951 until October 2004, he served as our President.

Richard L. Hornsby, a director of ours since 1975, served as our Executive Vice President from March 1989 to December 2004. Mr. Hornsby served as our Vice President from August 1986 to February 1989. From September 1981 until July 1986 he was Financial Manager of R.O.L., Inc. and L.O.R., Inc., companies primarily engaged in various private investment activities. He has been a director of ours since 1975 and served as Vice President-Finance from 1972 to 1977.

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

James R. Cast, a director of ours since 2003, is owner of his own CPA firm, specializing in business acquisitions and general tax matters. Prior to that, from 1972 to 1994, he was with KPMG LLP, with his last position as Senior Tax Partner in Charge of the South Florida practice. He was also the coordinator of KPMG’s South Florida Mergers & Acquisitions practice. He currently serves as Chairman of the Finance Committee and on the Board of the Covenant House of Florida, a charitable organization. Mr. Cast has an MBA degree from the Wharton School at the University of Pennsylvania.

Robert Armstrong, a director of ours since 2003, is owner and director of V.I. Asphalt Products Corporation, The Buccaneer Hotel, the Bank of St. Croix and several other corporations in St. Croix, U.S. Virgin Islands. His extensive experience includes the aggregates industry, heavy construction and engineering in the U.S. Virgin Islands. He also owns Companion, Inc. an all-lines insurance company, licensed in the Virgin Islands. Mr. Armstrong is a graduate of Princeton University.

Gustavo R. Benejam, a director of ours since 2003, is currently providing consulting services to various companies. Prior to that, from February 2000 to October 2002, he served as Chief Operating Officer of AOL Latin America, and prior to that, from October 1996 to February 2000, he served as Regional Vice President for Frito Lay’s Caribbean division. Mr. Benejam has also worked in various positions for Pepsico, including as Pepsico’s President-Latin America. Mr. Benejam has an MBA from Indiana University.

Richard C. Rochon, a director of ours since 2004, is currently Chairman and Chief Executive Officer of Royal Palm Capital Partners, a private investment and management firm. Previously, Mr. Rochon served for 14 years as President of Huizenga Holdings, Inc. a management and holding company owned by H. Wayne Huizenga. Mr. Rochon was a seventeen-year veteran of the Huizenga organization, joining in 1985 as Treasurer and promoted to President in 1988. Huizenga Holdings’ investments included several publicly-held companies that became market leaders in their respective industries, including Blockbuster Entertainment Corporation, Republic Waste Industries, Inc., AutoNation, Inc., and Boca Resorts, Inc. Mr. Rochon has also served as sole director for many of Huizenga Holdings’ portfolio companies and has served as Vice Chairman of Huizenga Holdings. Mr. Rochon continues to serve as a director of publicly-held Sunair Electronics, Inc., Century Business Services, Inc. and Bancshares of Florida, Inc. From 1979 until 1985 Mr. Rochon was employed as a certified public accountant by the public accounting firm of Coopers & Lybrand. L.L.P. Mr. Rochon received his B.S. in Accounting from Binghamton University (formerly State University of New York at Binghamton) in 1979 and his Certified Public Accounting designation in 1981.

Mario B. Ferrari, a director of ours since 2004, is currently a Principal at Royal Palm Capital Partners, a private investment and management firm. Prior to joining Royal Palm Capital Partners in 2002, he worked as an investment banker with Morgan Stanley & Co. from 2000 to 2002, where he served as a founding member of the Private Equity Placement Group. Previously from 1997 thru 1999, Mr. Ferrari was co-founder of PowerUSA, LLC, a retail energy services company. Mr. Ferrari has a B.S. in Finance and International Business, magna cum laude, from Georgetown University.

Per-Olof Lööf, a director of ours since 2004, was named Chief Executive Officer and director of South Carolina based KEMET Corporation effective April 4, 2005; Mr. Lööf is also Managing Partner with The QuanStar Group, a strategic management consulting firm in New York City. He is also the chairman of the board of Fifth Taste Concepts LLC, a Florida based restaurant company. From 2001 to 2004, Mr. Lööf was a Senior Vice President of TYCO Security Systems, a subsidiary of TYCO International Ltd. From August 1999 to November 2001, Mr. Lööf was President and Chief Executive Officer of Sensormatic Electronics, Inc., a leading company in the electronic security industry. During his tenure, he successfully led the company through a turnaround and managed a successful acquisition of Sensormatic by TYCO International Ltd. From 1995 to June 1999, Mr. Lööf was Senior Vice President of NCR’s Financial Solutions Group, a supplier to the retail financial services industry. From 1994 to 1995, Mr. Lööf was President and Chief Executive Officer of AT&T Istel Co., a Europe-based provider of integrated computing and communication services. From 1982 to 1994, Mr. Lööf held a variety of management positions with Digital Equipment Corporation, including Vice President of Sales and Marketing for Europe and Vice President, Financial Services Enterprise for Europe. Mr. Lööf holds a MSc degree in economics and business from the Stockholm School of Economics.

Stephen J. Ruzika has been the Chief Executive Officer of the Company effective April 18, 2005. From October 2004 to April 2005, Mr. Ruzika had been the President and Principal Financial and Accounting Officer of the Company. Mr. Ruzika has also been President of Devcon Security Holdings, Inc. since October 2004 and was the Executive Vice President of the Company from July 2004 to October 2004. Prior to that, from August 1998 to July 2004, Mr. Ruzika served as Chairman and Chief Executive Officer of Congress Security Services Inc. Congress, through its subsidiaries, including Security Equipment Company, Inc., which was acquired by the Company on July 30, 2004, provides employment screening and paperless workflow services to major corporate clients in North America. Prior to that, from November 1997 to August 1998, Mr. Ruzika served as Chief Executive Officer of Carlisle Holdings Limited (formerly known as BHI Incorporated), a Nasdaq-listed company. Mr. Ruzika is the former Chief Financial Officer (1989-1997) of ADT Limited and President of ADT Security Services, Inc., and has over 20 years of experience in the security services industry.

David R. Rulien has been President of Construction and Materials since October 2004. Prior to being named to his current position, from March 1, 2004 to October 2004, he served as an assistant to Donald L. Smith, Jr., our Chairman. From February 2003 to March 2004, Mr. Rulien served us in a consulting capacity as President of DRR Advisors LLC, advising us with respect to our utility/desalination business. From August 2001 to December 2003, Mr. Rulien served as Chief Executive Officer of FishingLife, Inc. (“FishingLife”), an online retailer. From January 1999 to July 2001, he served as Vice President – Business Development of FishingLife. Prior to his tenure with FishingLife, from November 1996 to December 1999, Mr. Rulien served as Chief Executive Officer of Wave Communications, a company which sold prepaid wireless services.

Robert C. Farenhem became our Interim Chief Financial Officer effective April 18, 2005. Mr. Farenhem is also a Principal and Chief Financial Officer of Royal Palm Capital Partners. He joined Royal Palm Capital Partners in April 2003. Prior to that, he was Executive Vice President of Strategic Planning and Corporate Development for Bancshares of Florida and Chief Financial Officer for Bank of Florida from February 2002 through April 2003. Previously, Mr. Farenhem was an Investment Banker with Bank of America Securities from October 1998 through February 2002.

Ronald G. Lakey has been our Vice President – Business Development since April 13, 2005. Prior to that from February 2005 to April 2005 he served as our Chief Financial Officer. From February 2004 until January 2005, Mr. Lakey served on the board of directors and as chief financial officer of Alice Ink, Inc., a privately held consumer products company. From July 1987 to August 1997 he served in various financial and operational positions for various ADT Limited subsidiaries, including chief operating officer for its operations in Canada and eleven European countries. Mr. Lakey has over 15 years of experience in the electronic security services industry. Prior to joining Alice Ink, Inc. and following his time at ADT, Mr. Lakey was retired.

Donald L. Smith, III, son of our Chairman, was appointed our Vice President-Construction Operations in December 1992. Mr. Smith joined us in 1976 and has served in supervisory and managerial positions within our Company since that time.

Kevin M. Smith, son of our Chairman, was appointed Vice President-Materials in June 2002. Mr. Smith joined us in 1989 and has served in management positions within our Company since that time.

Our directors hold office until the next annual meeting of our shareholders or until their successors have been duly elected and qualified. Our officers are elected annually by our board of directors and serve at the discretion of our board of directors. There are no arrangements or understandings with respect to the selection of officers or directors.

Donald L. Smith, III and Kevin M. Smith are sons of Donald L. Smith, Jr., our Chairman. We also employ another child and a daughter-in-law of Donald L. Smith, Jr. and a brother-in-law to Donald L. Smith, III. Aside from the foregoing, there are no family relationships between any of our directors and executive officers.

INFORMATION REGARDING THE BOARD OF DIRECTORS AND

COMMITTEES OF THE BOARD OF DIRECTORS AND OTHER CORPORATE GOVERNANCE

MATTERS

We operate within a comprehensive plan of corporate governance for the purpose of defining responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. We regularly monitor developments in the area of corporate governance. In July 2002, Congress passed the Sarbanes-Oxley Act of 2002, which, among other things, establishes, or provides the basis for, a number of new corporate governance standards and disclosure requirements. In addition, Nasdaq has enacted changes to its corporate governance and listing requirements which changes have been approved by the Securities and Exchange Commission. In response to these actions, our board of directors has initiated the below actions consistent with certain of the proposed rules.

Independent Directors

A majority of the members of our board of directors will be independent according to the new Nasdaq Corporate Governance rules. In particular, our board of directors has in the past evaluated, and our nominating committee will in the future evaluate, periodically the independence of each member of the board of directors.

The committee or board analyzes whether a director is independent by evaluating, among other factors, the following:

1.	Whether the member of the board of directors has any material relationship with us, either directly, or as a partner, shareholder or officer of an organization that has a relationship with us;

2.	Whether the member of the board of directors is a current employee of ours or was an employee of ours within three years preceding the date of determination;

3.	Whether the member of the board of directors is, or in the three years preceding the date of determination has been, affiliated with or employed by (i) a present internal or external auditor of ours or any affiliate of such auditor, or (ii) any former internal or external auditor of ours or any affiliate of such auditor, which performed services for us within three years preceding the date of determination;

4.	Whether the member of the board of directors is, or in the three years preceding the date of determination has been, part of an interlocking directorate, in which an executive officer of ours serves on the compensation committee of another company that concurrently employs the member as an executive officer;

5.	Whether the member of the board of directors receives any consulting, advisory, or other compensatory fee from us, other than in his or her capacity as a member of our audit committee, our board of directors or any other board committee or fixed amounts of compensation under a retirement plan (including deferred compensation for prior service with us) and reimbursement for reasonable expenses incurred in connection with such service and for reasonable educational expenses associated with board or committee membership matters;

6.	Whether the member is an executive officer of ours or owns specified amounts of our securities — for purposes of this determination, a member will not lose his or her independent status due to levels of stock ownership so long as the member owns 10% or less of our voting securities or we determine that this member’s ownership above the 10% level does not affect his independence;

7.	Whether an immediate family member of the member of the board of directors is a current executive officer of ours or was an executive officer of ours within three years preceding the date of determination;

8.	Whether an immediate family member of the member of the board of directors is, or in the three years preceding the date of determination has been, affiliated with or employed in a professional capacity by (i) a present internal or external auditor of ours or any affiliate of ours, or (ii) any former internal or external auditor of ours or any affiliate of ours which performed services for us within three years preceding the date of determination; and

9.	Whether an immediate family member of the member of the board of directors is, or in the three years preceding the date of determination has been, part of an interlocking directorate, in which an executive officer of ours serves on the compensation committee of another company that concurrently employs the immediate family member of the member of the board of directors as an executive officer.

The above list is not exhaustive and the committee considers all other factors which could assist it in its determination that a director has no material relationship with us that could compromise that director’s independence.

As a result of this review, our board of directors affirmatively determined that W. Douglas Pitts, Robert D. Armstrong, Gustavo R. Benejam, James R. Cast and Per-Olof Lööf are independent of Devcon and our management under the standards set forth above. Donald L. Smith, Jr. and Richard L. Hornsby are considered inside directors because of their present and past employment as our senior executives. Richard C. Rochon and Mario B. Ferrari are considered non-independent outside directors because of their relationship with Coconut Palm Capital Partners, Ltd., an entity that made an $18 million investment in us in June 2004 and received beneficial ownership of approximately 37% of our shares of common stock as of such date (approximately 27% of our shares of common stock as of April 20, 2005) as a consequence. Mr. Cast was determined to be independent in accordance with the Nasdaq rules and regulations concerning independence, but not in accordance with the independence rules and regulations enacted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2004 for membership on our audit committee due to specified fees Mr. Cast has received from us and our affiliates for work conducted for us outside of his role as a director. Mr. Armstrong was determined to be independent in accordance with the Nasdaq rules and regulations concerning independence and in accordance with the independence rules and regulations enacted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2004, notwithstanding specified transactions Mr. Armstrong and affiliates of his have conducted with us, the amount of our common stock owned by Mr. Armstrong (approximately 6.70% as of April 20, 2005) and specified investments Mr. Armstrong has made with us due to our board’s determination that these activities had not affected Mr. Armstrong’s independence coupled with Mr. Armstrong’s significant experience with construction companies in the Caribbean which provided input our board deemed important to the operations of our audit committee. As a result of this analysis Messrs. Cast, Smith, Hornsby, Rochon and Ferrari are precluded from sitting on our audit committee.

Our non-management directors hold meetings, separate from management, and intend to continue holding such meetings at least 2 times a year.

Directors’ Fees

We pay each of our directors an annual retainer for board service of $9,000, except for our Chairman, Donald L. Smith, Jr., who is paid $35,000. Members of our audit committee receive an additional annual retainer of $5,000 in June, except for the chairman of that committee whose additional annual retainer equals $7,500. Compensation committee and nominating committee members receive an additional $1,000 annual retainer, except for the chairman of each of these committees who receives an additional $2,000 annual retainer. Non-employee directors also receive attendance fees in an amount equal to $500 per in-person meeting and $250 per telephonic meeting attended by such directors. Amounts paid to our directors, including the chairmen of the committees of the board of directors may be increased by action of the board.

A new non-employee director will be granted an option to purchase 8,000 shares of our common stock upon the commencement of service as a director from a stock option plan then in effect. In addition, each non-employee director is granted options to purchase 1,000 shares of our common stock after each of our annual meetings as well as a grant of 500 shares of our common stock annually. Options are granted at an exercise price equal to the closing market price on the day preceding the grant date.

Board Meetings

During the year ended December 31, 2004, our board of directors held 12 meetings and took one action by unanimous written consent. During 2004, except for Per-Olof Lööf, no incumbent director attended fewer than 75 percent of the aggregate of (i) the number of meetings of our board of directors held during the period he served on the board and (ii) the number of meetings of committees of the board held during the period he served on such committees. Our board of directors has three standing committees — the audit committee, the compensation committee and the nominating committee.

Audit Committee

Our audit committee is comprised of three non-employee members of our board of directors. After reviewing the qualifications of the current members of our audit committee, and any relationships they may have with us that might affect their independence from us, our board of directors has determined that:

(1)	all current committee members are “independent” as that concept is defined in the applicable rules of Nasdaq and the Securities and Exchange Commission,

(2)	all current committee members are financially literate, and

(3)	Mr. Gustavo R. Benejam qualifies as an “audit committee financial expert” under the applicable rules of the Securities and Exchange Commission. In making the determination as to Mr. Benejam’s status as an audit committee financial expert, our board of directors determined he has accounting and related financial management expertise within the meaning of the aforementioned rules as well as the listing standards of Nasdaq.

Messrs. Pitts, Armstrong and Benejam are members of our audit committee. The audit committee held 9 meetings and took no actions by unanimous written consent during 2004. The duties and responsibilities of our audit committee include (a) monitoring the integrity of our financial reporting process and systems of internal controls regarding finance, accounting, legal and regulatory compliance, (b) monitoring the independence and performance of our independent registered public accounting firm and our internal audit functions, (c) providing an avenue of communication among our independent registered public accounting firm and management, (d) having the sole authority to appoint, determine funding for, and oversee our outside auditors. The audit committee has amended its charter to conform to the final corporate governance rules issued by the Securities and Exchange Commission and Nasdaq concerning audit committees. This amended charter was filed with our proxy statement for the year ended December 31, 2003, dated June 12, 2004, and is available on our website at www.devc.com. A copy of this charter may be obtained for no cost upon request from our Corporate Secretary. Our internet website and the information contained in it are not incorporated into this annual report.

KPMG LLP, our independent registered public accounting firm, reports directly to the audit committee. Any allowable work to be performed by KPMG LLP outside of the scope of the regular audit is pre-approved by the audit committee. The audit committee will not approve any work to be performed that is in violation to the Securities Exchange Act of 1934, as amended.

The audit committee, consistent with the Sarbanes-Oxley Act of 2002 and the rules adopted thereunder, meets with management and our independent registered public accounting firm prior to the filing of officers’ certifications with the SEC to receive information concerning, among other things, significant deficiencies in the design or operation of internal controls.

The audit committee has through the Code of Ethical Conduct enabled confidential and anonymous reporting of improper activities directly to the audit committee.

Compensation Committee

Messrs. Cast, Pitts and Lööf are members of our compensation committee. The compensation committee held 3 meetings and took 1 action by unanimous written consent during 2004. This committee administers the 1992 and 1999 stock option plans and has the power and authority to (a) determine the persons to be awarded options and the terms thereof and (b) construe and interpret the 1992 and 1999 stock option plans. This committee is also responsible for the final review and determination of executive compensation.

All members of the compensation committee are considered independent under Nasdaq’s independence rules. This committee is governed by a charter which is available on our website at www.devc.com. A copy of this charter may be obtained for no cost upon request from our Corporate Secretary. Our internet website and the information contained in it are not incorporated into this proxy statement.

Nominating Committee and Procedures

Messrs. Cast, Armstrong and Benejam are members of the Company’s Nominating Committee. The Nominating Committee held 1 meeting and took no actions by unanimous written consent during 2004. The purpose of this committee is to define the basic responsibilities and qualifications of individuals nominated and elected to serve as members of our board of directors, to identify and nominate individuals qualified to become directors in accordance with these policies and guidelines and oversee the selection and composition of committees of our board of directors. The nominating committee is governed by a charter adopted by our board of directors. This charter is available on our website at www.devc.com.

The nominating committee considers candidates for board membership suggested by its members and other board members, as well as management and shareholders. This committee also has the sole authority to retain and to terminate any search firm to be used to assist in identifying candidates to serve as trustees from time to time. A shareholder who wishes to recommend a prospective nominee for the board should notify our Corporate Secretary or any member of our nominating committee in writing with whatever supporting material the shareholder considers appropriate. The nominating committee also considers whether to nominate any person nominated by a shareholder under the provisions of our bylaws relating to shareholder nominations as described in the section entitled “Information Concerning Shareholder Proposals” in our proxy statement. The nominating committee does not solicit director nominations.

Once the nominating committee has identified a prospective nominee, the committee makes an initial determination as to whether to conduct a full evaluation of the candidate. This initial determination is based on the information provided to the committee with the recommendation of the prospective candidate, as well as the committee’s own knowledge of the prospective candidate, which may be supplemented by inquiries to the person making the recommendation or others. The preliminary determination is based primarily on the need for additional board members to fill vacancies or expand the size of our board and the likelihood that the prospective nominee can satisfy the evaluation factors described below. If the committee determines, in consultation with the Chairman of the Board and other board members as appropriate, that additional consideration is warranted, it may request a third-party search firm to gather additional information about the prospective nominee’s background and experience and to report its findings to the committee. The committee then evaluates the prospective nominee against the standards and qualifications set out by the nominating committee for board membership.

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

While there are no formal procedures for shareholders to recommend nominations beyond those set forth in the section entitled “Information Concerning Shareholder Proposals” in our proxy statement, our board of directors will consider shareholder recommendations. These recommendations should be addressed to the Chairman of our nominating committee who will submit these nominations to the independent members of our board of directors for review.

All members of our nominating committee are considered independent under Nasdaq’s independence rules. This committee is governed by a charter which is available on our website at www.devc.com. A copy of this charter may be obtained for no cost upon request from our Corporate Secretary. Our internet website and the information contained in it are not incorporated into this proxy statement.

Code of Ethical Conduct

We have adopted a Code of Ethical Conduct that includes provisions ranging from restrictions on gifts to conflicts of interest. All employees are bound by this Code of Ethical Conduct, violations of which may be reported to the audit committee. The Code of Ethical Conduct includes provisions applicable to our senior executive officers consistent with the Sarbanes-Oxley Act of 2002. This Code of Ethical Conduct is available on our website www.devc.com. We intend to post on our website amendments to or waivers from our Code of Ethical Conduct. We will provide a copy of this Code of Ethical Conduct to any person without charge upon written request made by such person addressed to our Corporate Secretary at Devcon International Corp., 1350 E. Newport Center Drive, Suite 201, Deerfield Beach, Florida 33442.

Personal Loans to Executive Officers and Directors

We comply with and will operate in a manner consistent with legislation prohibiting extensions of credit in the form of a personal loan to or for our directors and executive officers. For information on arrangements we currently have in place, see “Certain Relationships and Related Transactions”.

Communications with Shareholders

We have no formal policy regarding attendance by our directors at annual shareholders meetings, although most of our directors have historically attended those meetings. Except for Per-Olof Lööf, all of our directors attended the 2004 Annual Meeting of Shareholders. Anyone who has a concern about Devcon’s conduct, including accounting, internal accounting controls or audit matters, may communicate directly with the Chairman of our board of directors, our non-management directors or the audit committee. Such communications may be confidential or anonymous, and may be e-mailed, submitted in writing or reported by phone to special addresses and a toll-free phone number that will be published on our website at www.devc.com. All such concerns will be forwarded to the appropriate directors for their review, and will be simultaneously reviewed and addressed by our chief financial officer in the same way that other concerns are addressed by us. Our Code of Ethical Conduct prohibits any employee from retaliating or taking any adverse action against anyone for raising or helping to resolve an integrity concern.

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

To our knowledge, based solely on review of the copies of these reports furnished to us and representations that no other reports were required, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2004, 2003 and 2002, the aggregate compensation awarded to, earned by or paid to: (i) Donald L. Smith, Jr., our Chairman and a Director and former Chief Executive Officer and President; (ii) Stephen J. Ruzika, our Chief Executive Officer and President; (iii) Richard L. Hornsby, our former Executive Vice President and a Director; (iv) Jan A Norelid, our former Chief Financial Officer; (v) Kevin M. Smith, our Vice President – Materials Division; and (vi) Donald L. Smith III, our Vice President – Construction Division. We refer to these executive officers as our named executive officers. We did not grant any stock appreciation rights or make any long-term incentive plan payouts during these years; amounts shown for Mr. Hornsby and Mr. Norelid have been accrued in the years indicated and will be paid out over time.

Name and Principal Position				Other annual compensation ($)(1)	Long-term compensation		All other compensation ($)(2)
	Annual Compensation				Awards	Payouts
	Fiscal year	Salary $	Bonus ($)		Securities underlying options	LTIP ($)
Donald L. Smith, Jr. Chairman of the Board and former CEO/President	2004 2003 2002	300,000 300,000 300,000	— — —	40,000 57,500 40,000	— — 5,700	— — —	11,598 8,206 8,252

Stephen J. Ruzika (3) CEO and President	2004 2003 2002	135,000 — —	— — —	— — —	50,000 — —	— — —	— — —

Richard L. Hornsby (4) former Executive Vice President	2004 2003 2002	190,000 190,000 190,000	— — —	13,500 13,500 9,000	— — 5,700	— — —	295,225 239,217 22,376

Jan A. Norelid (5) former Chief Financial Officer	2004 2003 2002	180,000 180,000 164,615	25,000 5,000 15,000	5,000 5,000 5,000	— 20,000 5,700	— — —	376,632 6,272 3,715

Kevin M. Smith Vice President — Materials Division	2004 2003 2002	165,000 140,000 134,882	— — 5,000	5,000 5,000 5,000	— 20,000 5,700	— —	6,228 4,547 4,397

Donald L. Smith III Vice President — Construction Division	2004 2003 2002	165,000 140,000 133,780	25,000 5,000 —	5,000 5,000 5,000	— 20,000 5,700	— —	6,485 4,818 5,277

(1)	Does not include the dollar value of personal benefits, such as the cost of automobiles and health insurance, the aggregate value of which for each named executive officer was less than 10% of such executive officer’s salary and bonus. Includes $8,500 for Mr. Hornsby, representing a retainer paid to all directors other than Mr. Smith, Jr., and $35,000 in board fees paid to Mr. Smith, Jr., as well as $5,000 per year for Messrs. Smith, Jr., Hornsby, Norelid, K. Smith, and Smith III for service on a management policy committee.
(2)	Represents (i) the cost of term and non-term life insurance coverage paid to the insurance company as premiums for policies on the lives of Messrs. Hornsby and Smith III in 2002 and 2001 pursuant to split dollar life insurance policies on the lives of such executive officers, (ii) our match of a 401(k) contribution made by each named executive officer, (iii) for Mr. Hornsby, the company recorded an expense of $232,000 in 2003 for services rendered and an expense of $288,424 in 2004 as the net present value of future payments to be made to Mr. Hornsby for life, all in addition to his 401(k) match and (iv) for Mr. Norelid, the company recorded an expense of $370,000 representing payments under his Severance Agreement, in addition to his 401(k) match. We were reimbursed in 2003 for the non-term premium payments as the split-life agreement was terminated.
(3)	Became CEO as of April 18, 2005.
(4)	As of December 31, 2004, Mr. Hornsby ceased to be employed by the Company as an executive officer. He remains a director.
(5)	As of January 1, 2005, Mr. Norelid ceased to be employed by the Company and ended his service as an executive officer.

Option Grants and Long-Term Incentive Awards

The following table sets forth certain information concerning aggregate option exercises in the last fiscal year and stock option grants to our named executive officers during the 2004 year. No stock appreciation rights or long-term incentive awards were granted to our named executive officers during 2004.

OPTION GRANTS IN LAST FISCAL YEAR

	Number of securities underlying options (#)(1)	Percent of total options granted to all employees in fiscal year (%)	Exercise price ($/Sh)	Expiration Date	Grant date present value ($)(2)
Stephen J. Ruzika	50,000	28.7%	9.00	7/30/14	$478,904

(1)	Options vest at the rate of 33 1/3% on each anniversary of the date of the grant, June 7, 2004.
(2)	The Black-Scholes option-pricing model was used to determine the grant date present value of the stock options granted. The following facts and assumptions were used in making such calculation: (i) exercise prices as indicated in the table above; (ii) fair market value equal to the respective exercise price of each option on the date of the grants; (iii) a dividend yield of 0%; (iv) an expected stock option term of six years; (v) a stock price volatility of 25.0% based on an analysis of monthly stock closing prices of common stock during the preceding 44 months; and (vi) a risk-free interest rate of 3.16% for the options granted on July 30, 2004 which is equivalent to the yield of a six-year Treasury note on the date of the grants. No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied. The resulting grant date present value for each stock option was multiplied by the number of stock options granted.

Aggregated Fiscal Year-End Option Value Table

The following table sets forth information concerning unexercised stock options held by our named executive officers as of December 31, 2004. No stock appreciation rights have been granted or are outstanding.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END OPTION VALUES

	Shares acquired on exercise	Value realized (1)	Number of securities underlying unexercised options at fiscal year end (#)		Value of unexercised in-the-money-options at fiscal year end ($) (1)
Name	(#)	($)	exercisable	unexercisable	exercisable	unexercisable
Donald L. Smith, Jr.	50,000	$702,500	77,280	3,420	$1,025,208	$33,687
Stephen J. Ruzika	—	—	50,000	—	—	335,000
Richard L. Hornsby	44,651	546,874	45,004	3,420	536,088	33,687
Jan A. Norelid	63,680	788,078	54,820	—	584,967	—
Kevin M. Smith	30,000	426,000	66,280	19,420	647,038	174,007
Donald L. Smith, III	—	—	81,730	26,920	958,605	274,282

(1)	The closing price for our common stock as reported on Nasdaq on December 31, 2004 was $15.70. Value is calculated by multiplying (a) the difference between $15.70 and the option exercise price by (b) the number of shares of our common stock underlying the option.

Employment Agreements

In June 2000, we entered into an amended Life Insurance and Salary Continuation Agreement with Donald L. Smith, Jr., our Chairman and former Chief Executive Officer and President. Mr. Smith shall receive a retirement benefit upon the sooner of his retirement from his position after March 31, 2003, or a change in control of Devcon. Benefits to be received shall equal 75 percent of his base salary, which currently is $300,000 per year, and shall continue for the remainder of his life. In the event that a spouse survives him, then the surviving spouse shall receive a benefit equal to 100 percent of his base salary for the shorter of five years or the remainder of the surviving spouse’s life.

In June 2001, we entered into employment agreements with Messrs. Hornsby, Norelid, Kevin M. Smith and Donald L. Smith, III. The term of the agreements are for one year, annually renewable for additional equivalent terms. The agreements stipulate an annual base salary with merit increases and bonuses as determined by the Compensation Committee. If the agreement is terminated by us without cause or terminated by the employee for “Good Reason”, which includes assignment of duties inconsistent with the executive’s position, then we will pay one year’s salary in severance. If we have a change in control, which includes a change of the majority of our board of directors not approved by the incumbent board, or members of Donald L. Smith, Jr.’s family controlling less than

20% of our shares, we will pay two years annual compensation upon termination of the agreement by either party. We will reimburse the employee any excise tax payable by the employee. Under certain conditions, during employment and for a period of 2 years after termination, the employee shall not compete with our business. On March 26, 2004, we entered into an amendment of Mr. Hornsby’s employment agreement under the terms of which these payments due to Mr. Hornsby in the event of a Change in Control were eliminated. Mr. Hornsby’s agreement terminated on December 31, 2004, and Mr. Norelid entered into a Separation Agreement with the Company. See below.

We have entered into a retirement agreement with Mr. Hornsby. He retired from the company at the end of 2004. During 2005, he will still receive his full salary. From 2006 he will receive annual payments of $32,000 for life. During 2003, we recorded an expense of $232,000 for services rendered. This amount will be paid out in 2005. We expensed the net present value of the obligation to pay Mr. Hornsby $32,000 annually for life over his estimated remaining service period at the Company, i.e. during 2004. The net present value of the future obligation is presently estimated at $288,424.

Jan A. Norelid, our Chief Financial Officer, entered into a Separation Agreement with the Company (the “Separation Agreement”), which became effective on October 6, 2004 and which outlines the terms of his separation from Devcon. Pursuant to the terms of the Separation Agreement, Mr. Norelid’s Employment Agreement, dated June 11, 2001, with us continued, and Mr. Norelid remained as our Chief Financial Officer, through January 1, 2005. Mr. Norelid was paid his current regular salary and continued to receive normal benefits during this period. Under the terms of the Separation Agreement, on January 7, 2005, Mr. Norelid was paid a $25,000 bonus for prior services. Mr. Norelid also received a severance payment consisting of two years of his current annual salary. Mr. Norelid is also entitled to receive benefits or, if such benefits cannot continue during the severance period provided in the Separation Agreement, the cash equivalent of the current cost to us for providing such benefits. The vesting of 19,420 unvested stock options owned by Mr. Norelid was accelerated and all of such options became exercisable on January 1, 2005. The terms of the Separation Agreement require Mr. Norelid to provide fifty hours of consulting for us each year for no additional consideration. Thereafter, he will be paid at a rate of $300 per hour. The Separation Agreement includes a release by each of us and Mr. Norelid of claims that either party may have against the other in respect of Mr. Norelid’s employment or the termination of such employment, as well as covenants relating to non-solicitation of employees by Mr. Norelid, protection of our proprietary and confidential information, non-disparagement by Mr. Norelid and other matters.

In June 2004, we entered into an employment agreement with Mr. Ruzika, effective April 2, 2004. Under the terms of Mr. Ruzika’s employment agreement, we will pay Mr. Ruzika an annual salary equal to $325,000 plus any bonuses which the compensation committee of our board of directors determines to pay him in its sole discretion. In addition to this salary, Mr. Ruzika is entitled to participate in any bonus plan, incentive compensation program or incentive stock option plan or other employee benefits we provide to our other similarly situated executives, on the terms and at the level of participation determined by our compensation committee. In addition, Mr. Ruzika was granted 50,000 options with an exercise price of $9.00 per share upon the effectiveness of the employment agreement. Any options granted under these plans will vest in equal annual installments from the time of grant until the expiration date under the employment agreement. The employment agreement has a term of three years; however, this term may be further extended by the parties in writing in a separate instrument. Either we or Mr. Ruzika may terminate the employment agreement for any reason upon sixty (60) days prior written notice to the other. However, if we terminate the agreement (which includes failing to renew the agreement after the initial three years) without cause, Mr. Ruzika terminates the agreement with cause or Mr. Ruzika fails to renew the agreement, we are required to pay Mr. Ruzika severance payments at the rate of his salary in effect on the date of termination for two years, payable in accordance with our usual payroll schedule. In the event of specified changes in control of us, all options previously granted to Mr. Ruzika will automatically vest and if Mr. Ruzika terminates his employment with us within one year of this change in control with cause, he will be entitled to the two years of severance payments described above. However, no transaction will be considered to be a change in control for purposes of triggering these severance obligations if the transaction in question involves the security services industry or is procured by Mr. Ruzika, Richard C. Rochon, Mario B. Ferrari, Coconut Palm Capital Partners, Ltd. or any affiliate of theirs. Mr. Ruzika is also subject to a three-year noncompete covenant to the extent his employment is terminated (including not renewing his employment agreement) in a manner that does not entitle him to the severance payments described above. Mr. Ruzika is also subject to a two-year noncompete covenant to the extent his employment is terminated (including not renewing his employment agreement) in a manner that does entitle him to the severance payments described above; however, if we fail to make these severance payments, Mr. Ruzika’s noncompete obligations will no longer be in effect.

Stock Option Plan

On April 1, 1999, our board of directors adopted the Devcon International Corp. 1999 Stock Option Plan, which was approved by our shareholders on June 10, 1999. The 1999 Stock Option Plan was subsequently amended by our board of directors on April 21, 2003 which amendment was approved by our shareholders on June 6, 2003. This plan is the only plan under which we currently issue stock options. Under this plan, our compensation committee has the authority to grant incentive stock options and non-qualified stock options to key employees, directors, consultants and independent contractors and these options may be exercised using loans from us or shares of our common stock that are already owned by the holder. The effective date of this plan was April 1, 1999. As of April 20, 2005, options to purchase an aggregate of 668,140 shares of our common stock were outstanding under this plan, and options to purchase an aggregate of 8,000 shares of our common stock were outstanding under our other stock option plans.

Shares Available for Awards; Annual Per-Person Limitations. Under the 1999 Stock Option Plan, as amended, the total number of shares of common stock that may be subject to the granting of options under the plan at any time during the term of the plan is equal to 600,000 shares (authorized April 1, 1999); there are currently 5,000 shares remaining available for grant.

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

Eligibility. The persons eligible to receive options under this plan are our officers, directors, employees and independent contractors and officers, directors, employees and independent contractors of our subsidiaries. As of April 20, 2005, approximately 560 persons were eligible to participate in the plan.

Compensation Committee Interlocks and Insider Participation

Our compensation committee members are James R. Cast, W. Douglas Pitts and Per-Olof Lööf.

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

No member of our compensation committee is presently an officer or an employee of ours. No executive officer of ours serves as a member of our compensation committee or on any entity one or more of whose executive officers serves as a member of our board of directors or compensation committee. There were no compensation committee interlocks during the fiscal year ended December 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

There are no other shares of capital stock issued other than common stock. No employment or other agreements provide for the issuance of any shares of capital stock. There are no other options, warrants, or other rights to purchase securities of the Company issued to employees and directors, other than options to purchase common stock issued under the 1986 Non-Qualified Stock Option Plan, the 1992 Directors Stock Option Plan, the 1992 Stock Option Plan, as amended, the 1999 Stock Option Plan, as amended, and the Warrants issued in connection with the investment by Coconut Palm Capital Investors I, Ltd.. Options to purchase 50,000 shares were issued to Matrix Desalination, Inc. at an exercise price of $6.38 in May 2003. The vesting of the options issued to Matrix was dependent on the consummation of certain investments for DevMat Utility Resources, LLC. For more information regarding the Company’s equity compensation plans, see Note 10 to the Company’s consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 20, 2005 (or such other date indicated in the footnotes below), the number of shares beneficially owned and the percentage ownership of our common stock by the following:

(i) each person known to us to own beneficially more than 5 percent of the outstanding shares of our common stock;

(ii) each of our directors;

(iii) each of the named executive officers; and

(iv) all of our directors and executive officers as a group.

	Common Stock Beneficially Owned(1)(2)
	Shares	Percent
Donald L. Smith, Jr. (3)	1,386,894	23.38
Smithcon Family Investments, Ltd (4)	985,365	17.14
Richard L. Hornsby (5)	108,499	1.84
Robert Armstrong (6)	401,300	6.85
Gustavo R. Benejam (7)	19,000	*
James R. Cast (8)	12,000	*
W. Douglas Pitts (9)	26,000	*
Richard C. Rochon(10)	5,214,652	55.15
Mario B. Ferrari(10)	5,214,652	55.15
Per-Olof Lööf(11)	8,000	*
Stephen J. Ruzika (12)	87,089	1.48
Kevin M. Smith (13)	179,968	3.04
Donald L. Smith, III (14)	155,034	2.61
Jan A. Norelid (15)	112,500	1.90
Coconut Palm Capital Investors I Ltd. (16)	5,206,652	55.06
All directors, director-nominees and executive officers as a group (13 persons)	7,718,936	78.40

*	Less than 1%.
(1)	Unless otherwise indicated, the address of each of the beneficial owners is 1350 East Newport Center Drive, Suite 201, Deerfield Beach, Florida 33442.
(2)	Unless otherwise indicated, each person or group has sole voting and investment power with respect to all such shares. For purposes of the following table, a person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from the date of the table upon the exercise of warrants or options. Each beneficial owner’s percentage is determined by assuming that options or warrants that are held by the person, but not those held by any other person, and which are exercisable within 60 days from the date of the table, have been exercised.
(3)	Mr. Smith’s holdings consist of (i) 305,481 shares directly owned by Mr. Donald L. Smith, Jr., (ii) 985,365 shares held by Smithcon Family Investments, Ltd., an entity controlled by Smithcon Investments, Inc., a corporation that is wholly owned by Mr. Smith, (iii) 17,628 shares held by Smithcon Investments and (iv) 78,420 shares issuable upon exercise of options that are presently exercisable and does not include 2,280 shares issuable upon exercise of options that will not be exercisable within 60 days of the date of this table.
(4)	All 985,365 shares held by Smithcon Family Investments, Ltd. are deemed beneficially owned by Donald L. Smith, Jr. and are included in the above table for each of Mr. Smith and Smithcon Family Investments, Ltd. See footnote (3) for a description of the relationship between Smithcon Family Investments, Ltd. and Mr. Smith.
(5)	Consists of (i) 78,499 shares directly owned by Mr. Hornsby and (ii) 30,000 shares issuable upon exercise of an option that is presently exercisable, granted by Mr. Donald L. Smith, Jr., to Mr. Hornsby to purchase shares of Mr. Smith’s common stock at an exercise price of $2.33 per share.
(6)	Consists of (i) 392,300 shares owned by Mr. Armstrong and (ii) 9,000 shares issuable upon exercise of options that are presently exercisable.
(7)	Consists of (i) 10,000 shares owned by Mr. Benejam and (ii) 9,000 shares issuable upon exercise of options that are presently exercisable.
(8)	Consists of (i) 3,000 shares owned by Mr. Cast and (ii) 9,000 shares issuable upon exercise of options that are presently exercisable.
(9)	Consists of (i) 17,000 shares owned by Mr. Pitts and (ii) 9,000 shares issuable upon exercise of options that are presently exercisable.
(10)	Includes 8,000 shares issuable upon exercise of options that are presently exercisable. Also, includes 1,603,326 shares of Common Stock and an additional 3,603,326 shares of Common Stock issuable upon exercise of presently exercisable warrants, all of which are beneficially owned by Coconut Palm. Assumes beneficial ownership of such shares is attributed to Messrs. Rochon and Ferrari due to Mr. Rochon’s status as the sole shareholder and an officer and a director of Coconut Palm Capital Investors I, Inc., the general partner of Coconut Palm Capital Investors I, Ltd. and Mr. Ferrari’s status as an officer and a director of Coconut Palm Capital Investors I, Inc. and the resulting power to direct the voting of any shares of Common Stock that may be deemed to be beneficially owned by Coconut Palm. Messrs. Rochon and Ferrari disclaim beneficial ownership of these shares. The information with respect to Coconut Palm is based solely on an Amendment No. 1 to Schedule 13D, dated April 4, 2005.
(11)	Consists of 8,000 shares issuable upon exercise of options that are presently exercisable.

(12)	Consists of (i) 70,422 shares directly held by Mr. Ruzika and (ii) 16,667 shares issuable upon exercise of options that are presently exercisable or exercisable within 60 days of the date of this table and does not include 33,333 shares issuable upon exercise of options that will not be exercisable within 60 days of the date of this table.
(13)	Includes (i) 48,948 shares directly owned by Mr. Kevin M. Smith and his wife, (ii) 63,600 shares beneficially owned that are held in trust by Kevin M. Smith for the benefit of his children, to which latter shares Mr. Smith disclaims beneficial ownership, and (iii) 67,420 shares issuable upon exercise of options that are presently exercisable or exercisable within 60 days of the date of this table and does not include 18,280 shares issuable upon exercise of options that will not be exercisable within 60 days of the date of this table.
(14)	Includes (i) 33,964 shares directly owned by Mr. Donald L. Smith, III and his wife, (ii) 38,200 shares beneficially owned that are held in trust by Donald L. Smith, III for the benefit of his children, to which latter shares Mr. Smith disclaims beneficial ownership and (iii) 82,870 shares issuable upon exercise of options that are presently exercisable or exercisable within 60 days of the date of this table and does not include 25,780 shares issuable upon exercise of options that will not be exercisable within 60 days of the date of this table.
(15)	Includes (i) 57,680 shares directly owned by Mr. Norelid and (ii) 54,820 shares issuable upon exercise of options that are presently exercisable or exercisable within 60 days of the date of this table.
(16)	The address for Coconut Palm Capital Investors I, Ltd. Is 595 South Federal Highway 6th Floor, Boca Raton, Florida 33432. Consists of 1,603,326 shares of Common Stock and an additional 3,603,326 shares of Common Stock issuable upon exercise of presently exercisable warrants, all of which are beneficially owned by Coconut Palm. In addition, beneficial ownership of such shares may be attributed to Coconut Palm Capital Investors I, Inc., the general partner of Coconut Palm due to its power to direct the voting of any shares of Common Stock that may be deemed to be beneficially owned by Coconut Palm. Beneficial ownership may also be attributed to Messrs. Rochon and Ferrari due to Mr. Rochon’s status as the sole shareholder and an officer and a director of Coconut Palm Capital Investors I, Inc. and Mr. Ferrari’s status as an officer and a director of Coconut Palm Capital Investors I, Inc. and the resulting power to direct the voting of any shares of Common Stock that may be deemed to be beneficially owned by Coconut Palm. Messrs. Rochon and Ferrari disclaim beneficial ownership of these shares. The information with respect to Coconut Palm is based solely on an Amendment No. 1 to Schedule 13D, dated April 4, 2005.

Arrangements Possibly Resulting in a Change in Control

Upon exercise of the warrants it holds, Coconut Palm Capital Partners I, Ltd. would beneficially own 5,206,652 shares of our common stock giving it beneficial ownership of approximately 55% of our common stock outstanding as of April 20, 2005. Accordingly, if Coconut Palm were to exercise its warrants, it would have enough shares of our common stock to control our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

As of January 1, 2003, the Company entered into a payment deferral agreement with a resort project in the Bahamas, in which the Chairman, another one of our directors and a Company subsidiary are minority partners. Several notes, which are guaranteed partly by certain owners of the project, evidence the loan totaling $2.4 million and the Chairman of the Company has issued a personal guarantee for the total amount due under this loan agreement to the Company. The current balance, including accrued interest, is $2.7 million.

The Company has various construction contracts with an entity in the Bahamas. The Chairman, another director and a subsidiary of the Company are minority shareholders in the entity, owning 11.3 percent, 1.55 percent and 1.2 percent, respectively. Mr. Smith, the Chairman, is also a member of the entity’s management committee. The contract for $29.3 million was completed during the second quarter of 2004. The Company entered into various smaller contracts with the entity in the first half of 2004, totaling $1.0 million, which have all been completed. Recently, the Company entered into a $15.2 million contract to construct a marina and breakwater for the same entity. The entity secured third party financing for this latter contract. In connection with contracts with the entity in the Bahamas, the Company recorded revenues of $9.4 million for 2004.

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

The Company sells products to corporations controlled by Mr. Robert D. Armstrong. The amount of product sold is less than 5% of our gross receipts. We purchase products from corporations controlled by Mr. Armstrong. The materials sold totaled $610,604, $262,000 and $897,000 in 2004, 2003 and 2002. Corporations controlled by Mr. Armstrong sometimes offer to sell asphalt to customers in St. Croix to whom the Company may also quote concrete and aggregate products in competition with the asphalt. The Company also sometimes competes for construction contracts with corporations controlled by Mr. Armstrong.

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

Jan A. Norelid, our former Chief Financial Officer, entered into the Separation Agreement with the Company, which became effective on October 6, 2004 and which outlines the terms of his separation from Devcon. Pursuant to the terms of the Separation Agreement, Mr. Norelid’s Employment Agreement, dated June 11, 2001, with us continued, and Mr. Norelid remained as our Chief Financial Officer, through January 1, 2005. Mr. Norelid was paid his current regular salary and continue to receive normal benefits during this period. Under the terms of the Separation Agreement, on January 7, 2005, Mr. Norelid was paid a $25,000 bonus for prior services. Mr. Norelid also received a severance payment consisting of two years of his current annual salary. Mr. Norelid is also entitled to receive benefits or, if such benefits cannot continue during the severance period provided in the Separation Agreement, the cash equivalent of the current cost to us for providing such benefits. The vesting of 19,420 unvested stock options owned by Mr. Norelid was accelerated and all of such options became exercisable on January 1, 2005. The terms of the Separation Agreement require Mr. Norelid to provide fifty hours of consulting for us each year for no additional consideration. Thereafter, he will be paid at a rate of $300 per hour. The Separation Agreement includes a release by each of us and Mr. Norelid of claims that either party may have against the other in respect of Mr. Norelid’s employment or the termination of such employment, as well as covenants relating to non-solicitation of employees by Mr. Norelid, protection of our proprietary and confidential information, non-disparagement by Mr. Norelid and other matters.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of KPMG LLP, independent registered public accounting firm, has been our auditor since 1980 and has advised us that the firm does not have any direct financial interest or indirect financial interest in us or any of our subsidiaries, nor has this firm had any such interest in connection with us or our subsidiaries during the past four years, other than in its capacity as our independent registered public accounting firm. Our board of directors, on the recommendation of our audit committee, has reappointed KPMG LLP as our independent registered public accounting firm for the year ended December 31, 2005. The audit committee will pre-approve any services to be provided by KPMG LLP, which will only be audit services and permissible non-audit services.

Audit Fees

The aggregate fees billed by KPMG LLP for audit and review of our financial statements were $624,000 and $273,000 for each of 2004 and 2003, respectively.

Audit-Related Fees; Tax Fees; Financial Information Systems Design and Implementation Fees; All Other Fees

KPMG LLP did not provide any consulting services, audit-related services or services related to tax issues, financial information systems design and implementation or any other matter, except for audit fees, during 2004 or 2003.

All audit-related services, tax services and other services were pre-approved by the audit committee, which concluded that the provision of these services by KPMG was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The audit committee’s charter provides the audit committee has authority to pre-approve all audit and allowable non-audit services to be provided to us by our outside auditors.

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

The audit committee annually reviews the performance of our independent registered public accounting firm and the fees charged for its services.

The audit committee of our board of directors has considered whether the provision of the above-described services is compatible with maintaining KPMG’s independence and believes the provision of such services is not incompatible with maintaining this independence.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

Part IV of the Company’s Form 10-K for the fiscal year ended December 31, 2004 is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1.

(3)	Exhibits.

Exhibit Number	Description
31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Interim Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Chief Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Interim Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed herewith

SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2005	DEVCON INTERNATIONAL CORP.

	By:	/s/ Stephen J. Ruzika
Stephen J. Ruzika, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert C. Farenhem
Robert C. Farenhem, Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT SCHEDULE

Exhibit	Description
31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Interim Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Interim Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002