Form 10-Q
period 2005-03-31
DEVCON INTERNATIONAL CORP
filed 2005-05-16
CIK 28452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 15th, 2005 the number of shares outstanding of the registrant’s Common Stock was 5,826,660.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Part I Financial Information

Item 1. Financial Statements

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

(Amounts shown in thousands except share and per share data)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$12,741	$34,928
Accounts receivable, net of allowance for doubtful accounts of $2,783 and $1,989, respectively	9,852	8,129
Accounts receivable, related party, net of allowance for doubtful accounts of $1,243 and $0, respectively	1,243	1,046
Notes receivable	2,990	2,612
Notes receivable, related party	1,630	775
Costs and estimated earnings in excess of billings	2,038	1,130
Costs and estimated earnings in excess of billings, related party	250	—
Inventories	4,243	3,324
Prepaid Expenses	713	747
Prepaid Taxes	338	4,402
Other current assets	4,303	4,427

Total current assets	$40,341	$61,520

Property, Plant and Equipment, net
Land	$2,488	$1,485
Buildings	853	847
Leasehold improvements	2,623	2,515
Equipment	50,710	49,357
Furniture and fixtures	976	948
Construction in process	2,919	2,019

Total Property, Plant and Equipment	$60,569	$57,171
Less accumulated depreciation	(30,240)	(29,426)

Total Property, Plant and Equipment, net	$30,329	$27,745

Investments in unconsolidated joint ventures and affiliates, net	$362	$362
Notes receivable	1,235	1,318
Notes receivable, related party	1,198	2,000
Intangible Assets, net of amortization $577 and $230, respectively	25,128	4,321
Goodwill	21,905	1,115
Other long-term assets	4,816	3,284

Total assets	$125,314	$101,665

See accompanying notes to the unaudited consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

March 31, 2005 and December 31, 2004

(Amounts shown in thousands except share and per share data)

(Unaudited)

	March 31, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade and other	$5,564	$4,929
Accrued expenses and other liabilities	6,708	5,068
Deferred revenue	2,860	761
Accrued expense, retirement and severance	902	948
Current installments of long-term debt	78	80
Current installments of long term debt, related party	1,725	1,725
Billings in excess of costs and estimated earnings	1,165	206
Billings in excess of costs and estimated earnings, related party	—	538
Deferred tax liability	—	4,080
Income tax payable	837	1,125

Total current liabilities	$19,839	$19,460

Long-term debt, excluding current installments	$25,163	$564
Retirement and severance, net of current portion	4,233	4,013
Other long-term liabilities	768	645

Total liabilities	$50,003	$24,682
Commitments and Contingencies	—	—

Stockholders’ equity:
Common stock, $0.10 par value. Authorized 15,000,000 shares, issued 5,792,877 in 2005 and 5,753,057 in 2004, outstanding 5,784,333 in 2005 and 5,738,713 shares in 2004	$579	$575
Additional paid-in capital	29,892	29,790
Retained earnings	46,532	48,106
Accumulated other comprehensive loss – cumulative translation adjustment	(1,633)	(1,390)
Treasury stock, at cost, 14,344 and 86,800 shares in 2003 and 2002, respectively	(59)	(98)

Total stockholders’ equity	$75,311	$76,983

Total liabilities and stockholders’ equity	$125,314	$101,665

See accompanying notes to the unaudited consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Consolidated Statements of Operations

Three Months Ended March 31, 2005 and 2004

(Amounts shown in thousands except share and per share data)

(Unaudited)

	March 31, 2005	March 31, 2004
Revenue
Materials revenue	$10,956	$9,762
Materials revenue, related party	180	893
Construction revenue	5,577	3,614
Construction revenue, related party	3,674	493
Security revenue	2,013	—
Other revenue	142	—

Total revenue	$22,542	$14,762
Cost of Sales
Cost of Materials	$(9,682)	$(8,804)
Cost of Construction	(6,376)	(2,784)
Cost of Security	(808)	—
Cost of Other	(99)	—

Gross profit	$5,577	$3,174
Operating expenses:
Selling, general and administrative	$(5,285)	$(2,717)
Severance and retirement	(257)	(309)

Operating income	$35	$148

Other income (expense):
Interest expense	$(186)	$(51)
Interest income, receivables	278	341
Interest income, banks	—	—
Other income	39	—

Income before taxes	$166	$438

Income tax expense	1,731	304

Net (loss) income	$(1,565)	$134

Income per common share – basic	$(0.27)	$0.04
Income per common share – diluted	$(0.27)	$0.04

Weighted average number of shares outstanding:
Basic	5,758,741	3,306,597
Diluted	5,758,741	3,633,471

See accompanying notes to the unaudited consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2005 and 2004

(Amounts shown in thousands except share and per share data)

(Unaudited)

	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net (Loss) Income	$(1,565)	$134

Adjustments to reconcile net (loss) income to net cash (used in) by operating activities:
Non-cash stock compensation	18	39
Depreciation and amortization	1,760	1,148
Deferred income tax benefit	(1,393)	—
Provision for doubtful accounts and notes	33	(11)
Gain on sale of property and equipment	(2)	(29)

Changes in operating assets and liabilities:
Accounts receivable	(669)	680
Accounts receivable - related party	(197)	(296)
Notes receivable	(510)	191
Notes receivable - related party	(53)	—
Costs and estimated earnings in excess of billings	(908)	(17)
Costs and estimated earnings in excess of billings, related party	(250)	(15)
Inventories	(643)	(47)
Prepaid expenses	(263)	(119)
Prepaid taxes	4,063	—
Other current assets	(1,192)	—
Other long-term assets	(1,370)	(85)
Accounts payable, accrued expenses and other liabilities	1,563	551
Billings in excess of costs and estimated earnings	959	(265)
Billings in excess of costs and estimated earnings, related party	(538)	214
Income tax payable	(1,544)	242
Other long-term liabilities	344	68

Net cash (used in) provided by operating activities	$(2,357)	$2,383

See accompanying notes to the unaudited consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Consolidated Statement of Cash Flows

Three Months Ended March 31, 2005 and 2004

(Amounts shown in thousands except share and per share data)

(Unaudited)

	March 31, 2005	March 31, 2004
Cash flows from investing activities:
Purchases of property, plant and equipment	$(3,963)	$(924)
Cash used in business acquisition, net of cash acquired	(40,726)	—
Proceeds from disposition of property, plant and equipment	9	8
Issuance of notes related to the sale of assets	—	(65)
Payments received on notes related to the assets sale of assets	200	68

Net cash used in investing activities	$(44,480)	$(913)

Cash flows from financing activities:
Proceeds from issuance of stock	$119	$19
Proceeds from debt	24,600	—
Principal payments on debt	(3)	(7)

Net cash provided by financing activities	$24,716	$12

Effect of exchange rate changes on cash	(66)	(42)

Net (decrease) increase in cash and cash equivalents	$(22,187)	$1,440

Cash and cash equivalents, beginning of year	$34,928	$10,030
Cash and cash equivalents, end of year	$12,741	$11,470

Supplemental disclosures of cash flow information:
Cash paid for interest	$36	$51
Cash paid for income taxes	$605	$20

Supplemental non-cash items:
Non cash reduction of note receivable	$103	$(21)

See accompanying notes to the unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

Devcon International Corp. and its subsidiaries (the “Company”) produce and distribute ready-mix concrete, crushed stone, concrete block, and asphalt and distribute bagged cement in the Caribbean. The Company also performs earthmoving, excavating and filling operations, builds golf courses, roads, and utility infrastructures, dredges waterways and constructs deep-water piers and marinas in the Caribbean. The Company also provides electronic security services and related products to residential homes, financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of government departments and health care and educational facilities.

The unaudited consolidated financial statements include the accounts of Devcon International Corp. and its majority-owned subsidiaries (the “Company”). The accounting policies followed by the Company are set forth in Note (l) to the Company’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”). The unaudited financial statements for the three months ended March 31, 2005 and 2004 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited consolidated financial statements contain only normal reoccurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2005 and the results of its operations for the three months ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 and 2004 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2004 Form 10-K. Management of the Company had made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited consolidated financial statements in conforming with general accepted accounting principles. Actual results could differ from these estimates.

During 2004, the Company reclassified certain amounts in the 2003 and 2002 Consolidated Statements of Cash Flows from investing activities to operating activities, including certain items relating to its customer financing activities, as a result of recent guidance given by the Securities and Exchange Commission.

The following table shows the effects of this reclassification for the three months ended March 31, 2004:

March 31, 2004
(dollars in thousands)
Net cash provided by operating activities as previously reported	$1,778
Reclassification	605

Revised net cash provided by operating activities	$2,383
Net cash used in investing activities as previously reported	$(308)
Reclassification	(605)

Revised net cash used in investing activities	$(913)

Acquisition

On February 28, 2005, the Company, through Devcon Security Services Corporation, (“DSSC”) a wholly owned subsidiary, completed the acquisition of certain net assets of Starpoint Limited’s electronic security services operation (an entity controlled by Adelphia Communications Corporation, a Delaware corporation) for approximately $40.2 million in cash based substantially upon contractually recurring monthly revenue of approximately $1.15 million. The transaction was completed pursuant to the terms of an Asset Purchase Agreement, dated as of January 21, 2005 as amended (the “Asset Purchase Agreement”). Other than the Asset Purchase Agreement, there is no material relationship between the parties. The transaction received approval by the United States Bankruptcy Court for the Southern District of New York in an order issued on January 28, 2005.

The Company utilized $24.6 million of the $35.0 million available under a Credit Facility provided by CIT (described below) to satisfy a portion of the cash purchase price for the acquisition. The balance of the purchase price, including payment of $0.5 million of transaction costs, was satisfied by using cash on hand.

The Company recorded the acquisition using the purchase method of accounting. The purchase price allocation, which is preliminary and subject to change, is based upon a report issued by an independent appraisal firm, as to fair value. Results included for the acquisition are for the period February 28, 2005 to March 31, 2005.

The purchase price allocation is as follows:

Purchase Price Allocation (dollars in thousands)
Accounts Receivable	$1,021
Inventory	276
Fixed Assets	313
Deferred Revenue	(2,192)
Other Liabilities	(625)
Contractual Agreements	7,240
Customer Relationships	13,904
Goodwill	20,791

The following table shows the consolidated results of the Company and Starpoint Limited, as though the Company had completed this acquisition at the beginning of each period reported on:

Proforma Statement of Acquisition

	March 31, 2005	March 31, 2004
	Consolidated	Consolidated
Revenue	$25,588	$19,665
Net (loss)	$(2,005)	$(201)

(Loss) per common share - basic	$(0.35)	$(0.06)
(Loss) per common share - diluted	$(0.35)	$(0.06)

Weighted average shares outstanding:
Basic	5,758,741	3,306,597
Diluted	5,758,741	3,633,471

Credit Facility

DSSC and its direct parent, Devcon Security Holdings, (DSH) (together, the “Borrowers”), both wholly owned subsidiaries, financed the net operating assets of Starpoint through available cash and a senior secured revolving credit facility (the “Senior Loan”). The Senior Loan is governed by the terms of a Credit Agreement (the “Credit Agreement”), dated as of February 28, 2005.

The maximum amount available under the Senior Loan is $35 million dollars, but this amount may be increased up to $50 million dollars at the request of Borrowers if no Event of Default has occurred, the lenders’ prior written consent is obtained and certain other customary conditions are satisfied. Borrowers may draw amounts under the Senior Loan until March 30, 2007 and all amounts outstanding under the Senior Loan will be due on February 28, 2011. The Senior Loan is secured by, among other things, a security interest in substantially all of the assets of Borrowers, including a first mortgage on certain real property owned by DSSC. The interest rate charged under the Senior Loan varies depending on the types of advances or loans Borrowers select under the Senior Loan. Borrowings under the Senior Loan may bear interest at the higher of (i) the prime rate as announced in the Wall Street Journal or (ii) the Federal Funds Rate plus 50 basis points, plus a spread which ranges from 125 to 300 basis points. Alternatively, borrowings under the Senior Loan may bear interest at LIBOR-based rates plus a spread which ranges from 250 to 425 basis points (LIBOR plus 425 basis points as of the date hereof). The spread depends upon DSH’s ratio of total debt to recurring monthly revenues. Borrowers pay a variable commitment fee each quarter on the unused portion of the commitment equal to 37.5 basis points. Borrowers are subject to certain covenants and restrictions specified in the Senior Loan, including covenants that restrict their ability to pay dividends, make certain distributions, pledge certain assets or repay certain indebtedness. As of March 31, 2005, the Company was in compliance with the above referenced covenants.

Beginning March 30, 2007, the day on which Borrowers are prevented from drawing additional amounts under the Senior Loan, Borrowers are required to make certain scheduled principal payments on the Senior Loan in amounts equal to the percentage of the total outstanding principal.

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

The foregoing summary of the Asset Purchase Agreement and the Senior Loan is not complete and is qualified in its entirety by reference to the Asset Purchase Agreement, as amended by Amendment No. 1, and the Credit Agreement, which are incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Inventories

	March 31, 2005	December 31, 2004
	(dollars in thousands)
Aggregates and Sand	$2,160	$2,097
Block, Cement, and Material Supplies	$1,437	$940
Other Construction and Materials	$331	$264
Security Inventory	$315	$23

	$4,243	$3,324

Fair Value of Financial Instruments

The carrying amount of financial instruments including cash, cash equivalents,

receivables—net, other current assets, accounts payable trade and other, accrued expenses and other liabilities, and notes payable to banks approximated fair value at March 31, 2005 because of the short maturity of these instruments. The carrying amount of the credit facility approximated fair value at March 31, 2005.

Income Tax

In February 2005 one of the Company’s Antiguan subsidiaries declared and paid a $16.0 million gross dividend, of which $4.0 million was withheld for Antiguan withholding taxes. The withholding taxes were deemed paid by utilization of a portion of a $7.5 million tax credit received as part of a Satisfaction Agreement which was entered into between the Company, its Antiguan subsidiaries and the Government of Antigua and Barbuda in December of 2004. Accordingly, in the first quarter of 2005, the Company recognized a non cash foreign tax expense in the amount of $ 4.0 million which was offset by a net US Federal income tax benefit amounting to $2.3 million, net of a $0.7 million change in the prior years provision estimate. This US Federal Tax benefit is due to an available foreign tax credit which arises as result of the aforementioned paid foreign withholding taxes as well as the reversal of $4.1 million of deferred tax expense with respect to this dividend which was accrued by the Company in the fourth quarter of 2004.

In accordance with Section 965 of the U.S. Internal Revenue Code, enacted as part of the American Jobs Creation Act of 2004 (the “AJCA”), a company can repatriate earnings from foreign subsidiaries at a reduced rate. In January 2005, the Company adopted, but have not yet implemented, a Domestic Reinvestment Plan (“DRP”) in order to qualify for 85% dividend exclusion on all qualifying cash dividends received during the 2005 tax year. The plan outlines the Company’s intention to utilize qualifying cash dividends received from its foreign subsidiaries to either invest in the Company’s electronic security services and utility services businesses or to repay outstanding third party indebtedness. During the first quarter of 2005 the adoption of this plan did not have an effect on the income tax attributes reported in the financial statements of the Company.

Net (Loss) Income Per Share

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

The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended
	March 31, 2005	March 31, 2004
	(dollars in thousands)
Net (loss) income	$(1,565)	$134
Weighted average shares outstanding	5,758,741	3,306,597
Dilutive effect of:
Options and employee stock options	—	326,874
Diluted weighted average number of shares outstanding	5,758,741	3,633,471

Net (loss) income per share
Basic	$(0.27)	$0.04
Diluted	$(0.27)	$0.04

For additional disclosures regarding the employee stock options, see the Company’s 2004 Form 10-K

Comprehensive (Loss) Income

The Company’s total comprehensive loss, comprised of net (loss) income and foreign currency translation adjustments, for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended
	March 31, 2005	March 31, 2004
	(dollars in thousands)
Net (loss) income	$(1,565)	$134
Other comprehensive loss
Foreign currency translation adjustments	$(243)	$(220)

Total comprehensive loss	$(1,808)	$(86)

Stock-Based Compensation

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations.” No stock-based compensation cost is reflected in net (loss) income for these plans, as all options granted under these plans for the three months ended March 31, 2005 and March 31, 2004 had an exercise price equal to or higher than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and (loss) earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation”, to stock based compensation:

	Three Months Ended
	March 31, 2005	March 31, 2004
	(dollars in thousands)
Net (loss) income, as reported	$(1,565)	$134
Deduct
Stock-based employee compensation expense determined under fair value based	(25)	(30)
Method for all awards, net of taxes

Net (loss) income, as adjusted	$(1,590)	$104

Earnings per share:
Basic, as reported	$(0.27)	$0.04
Diluted, as reported	$(0.27)	$0.04

Basic, as adjusted	$(0.28)	$0.03
Diluted, as adjusted	$(0.28)	$0.03

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

Segment Reporting

The following sets forth the revenue and income before income taxes for each of the Company’s business segments for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31, 2005	March 31, 2004
	(dollars in thousands)
Revenue (including inter-segment)
Construction	$9,316	$4,190
Materials	11,447	10,838
Security	2,013	—
Other	142	—
Elimination of inter-segment revenue	(376)	(266)

Total Revenue	$22,542	$14,762

Operating income (loss)
Construction	$1,953	$724
Materials	(1,308)	(45)
Security	58	—
Other	(4)	—
Unallocated corporate overhead	(664)	(531)

Total Operating income	$35	$148

Other income, net	131	290

Net Income before income taxes	$166	$438

	March 31, 2005	December 31, 2004
Assets
Construction	$20,316	$19,683
Materials	42,048	50,565
Security	58,626	6,654
Other	4,324	24,763

	$125,314	$101,665

Pension

The Company has a defined benefit pension plan covering Antigua employees who meet certain minimum requirements. The Company also maintains an accrual for retirement agreements with Company executives and certain other employees. These accruals are based on the life expectancy of these persons and an assumed weighted average discount rate of 4.7%. Should the actual longevity vary significantly from the United States insurance norms, or should the discount rate used to establish the present value of the obligation vary, the accrual may have to be significantly increased or diminished at that time. The net pension cost of the Company’s pension plans in the first quarter of 2005 and 2004 was as follows:

	US Pension		Foreign Pension
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
	(dollars in thousands)
Discount Rate	4.7%	5.2%	8.0%	8.0%
Expected Return on Plan Assets	N/A	N/A	N/A	N/A
Rate of Compensation Increase	0.0%	0.0%	3.0%	3.0%
Service cost	$25	$21	$44	$42

Net pension costs	$54	$168	$44	$42

Business and Credit Concentrations

The Company’s customer base is primarily located in the Caribbean with the most substantial credit concentration within the Construction division. Typically, customers within this division engage the company to develop large marinas, resorts and other site improvements and consequently, make up a larger percentage of total sales. For the three months period ended March 31, 2005 and March 31, 2004, the Company reported revenue for one Bahamian customer of 16.3% and 3.3% of total revenue, respectively. As of March 31, 2005 the ongoing projects for the abovementioned customer had a backlog of $2.2 million. A subsidiary, the Company’s Chairman of the Board and one of the Company’s directors are minority partners, and the Company’s Chairman of the Board is a member of the managing committee of the entity developing this project. No single customer within the Materials or the Security division accounted for more than 10% of total sales.

For the period ended March 31, 2005, there were no receivables from a single customer that represented more than 10% of total receivables with the exception of the customer mentioned above. As of March 31, 2005, the total receivable from this customer was $3.9 million consisting of $1.1 million of current accounts receivable and $2.8 million of notes receivable. As of December 31, 2004, the total receivable from this customer was $3.7 million consisting of $0.9 million of current accounts receivable and $2.8 million of notes receivable.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance date, and the Company is required to adopt SFAS 123R effective January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, except that entities also are allowed to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company has not determined which of the adoption methods it will use.

The Company currently utilizes Black-Scholes, a standard option pricing model, to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS No. 123R.

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

Without prior notice to BBW, Petit obtained orders to impound BBW assets on St. Martin (the French side) and Sint Maarten (the Dutch side). The assets sought to be impounded include bank accounts and receivables. BBW has no assets on St. Martin, but approximately $341,000 of its assets have been impounded on Sint Maarten. In obtaining the orders, Petit alleged that $7.6 million is due on the supply agreement (the full payment that would be due by the Company if the contract continued for the entire potential term and the Company continued to mine the quarry), $2.7 million is due for quarry restoration and $3.7 million is due for pain and suffering. The materials supply agreement provided that it could be terminated by the Company on July 31, 2004.

In February 2005, SCGC, BBW and the Company entered into agreements with Petit, which provided for the following:

•	The purchase by SCGC of three hectares of partially mined land located within the quarry property previously leased from Petit (the “Three Hectare Parcel”)for approximately $1.1 million, the purchase of which was settled in February 2005;

•	A two-year lease of approximately 15 hectares of land (the “15 Hectare Lease”) on which SCGC operates a crusher, ready-mix concrete plant and aggregates storage at a cost of $100,000, which arrangement was entered into February 2005;

•	The granting of an option to SCGC to purchase two hectares of unmined property prior to December 31, 2006 for $2 million, with $1 million on December 31, 2006 and $1 million payable on December 31, 2008, subject to the below terms:

•	In the event that SCGC exercises this option, Petit agrees to withdraw all legal actions against the Company and its subsidiaries.

•	In the event that SCGC does not exercise the option to purchase and Petit is subsequently awarded a judgment, SCGC has the option to offset approximately $1.2 million against the judgment amount and transfer ownership of the Three Hectare Parcel purchased by SCGC back to Petit.

•	The granting of an option to SCGC to purchase five hectares of unmined land prior to June 30, 2010 for $3.6 million, payable $1.8 million on June 30, 2010 and $1.8 million on June 30, 2012; and

•	The granting of an option to SCGC to extend the 15 Hectare Lease through December 31, 2008 (with annual rent of $55,000) if the two hectares are purchased and subsequent extensions of the lease (with annual rent of $65,000) equal to the terms of mining authorizations obtained from the French Government agencies.

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

The Company is subject to certain Federal, state and local environmental laws and regulations. Management believes that the Company is in compliance with all such laws and regulations. Compliance with environmental protection laws have not had a material adverse impact on the Company’s consolidated financial condition, results of operations or cash flows in the past and is not expected to have a material adverse impact in the foreseeable future.

Details regarding the Company’s other contingent liabilities are described fully in the Company’s 2004 Form 10-K. During 2005, there have been no material changes to the Company’s contingent liabilities.

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements, as well as the financial statements and related notes included in the Company’s 2004 Form 10-K. Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results, including our revenues from our Construction, Materials and new Security divisions, expenses, gross margins, cash flows, financial condition, and net income, as well as factors such as our competitive position, inventory levels, backlog, the demand for our products and services, customer base and the liquidity and needs of our customers, may differ materially from those contemplated by the forward-looking statements or those currently being experienced by the Company for a number of reasons, including but not limited to those set forth under “Factors Affecting Our Operating Results, Financial Condition, Business Prospects and Market Price of Stock” set forth in our Annual Report on Form 10-K for the year ended December 31, 2004 and the following:

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

•

The Materials and Security divisions operate in markets which are highly competitive on the basis of price and quality. We compete with local suppliers of ready-mix, and foreign suppliers of aggregates and concrete block. Competition from certain of these manufacturers has intensified in recent years and is expected to continue. The Construction division has local and foreign competitors in its markets. Customer and competitive pressures sometimes have an adverse effect on our pricing.

•	Our foreign operations may be affected by factors such as tariffs, nationalization, exchange controls, interest rate fluctuations, civil unrest, governmental changes, limitations on foreign investment in local business and other political, economic and regulatory conditions, risks or difficulties.

•	The effects of litigation, environmental remediation matters, and product liability exposures, as well as other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

•	Our ability to generate sufficient cash flows to support capital expansion, business acquisition plans, our share repurchase program and general operating activities, and our ability to obtain necessary financing at favorable interest rates.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions, and restrictions on repatriation of foreign investments.

•	The outcome of the compliance review of our past EDC benefits and the application for the extension of those benefits in the U.S. Virgin Islands.

•	The impact of unforeseen events, including war or terrorist activities, on economic conditions and consumer confidence.

•	Interest rate fluctuations and other capital market conditions.

•	Construction contracts with a fixed price sometimes suffer penalties that cannot be recovered by additional billing, which penalties may be due to circumstances in completing construction work, errors in bidding contracts, or changed conditions.

•	Adverse weather conditions, specifically heavy rains or hurricanes, which could reduce demand for our products.

•	Our ability to execute and profitably perform any contracts in the water desalination or sewage treatment business.

•	Our ability to find suitable targets to purchase for the Security division.

•	The Company’s operations are highly dependent upon its ability to acquire adequate supplies of cement and sand. The Company has experienced, in the past, short term shortages of both cement and sand which, temporarily, adversely affected the Company’s operations.

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

We maintain an accrual for retirement agreements with Company executives and certain other employees. This accrual is based on the life expectancy of these persons and an assumed weighted average discount rate of 4.7%. Should the actual longevity vary significantly from the United States insurance norms, or should the discount rate used to establish the present value of the obligation vary, the accrual may have to be significantly increased or diminished at that time.

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

We are not presently considering changes to any of our critical accounting policies and we do not presently believe that any of our critical accounting policies are reasonably likely to change in the near future. There have not been any material changes to the methodology used in calculating our estimates during the last three months. The CEO, CFO and the Audit Committee have reviewed all of the foregoing critical accounting policies and estimates.

Comparison Of Three Months Ended March 31, 2005 With Three Months Ended March 31, 2004

Summary

In the first quarter of 2005, our consolidated revenue amounted to $22.5 million, an increase of $7.8 million or approximately a 53% increase when compared to the first quarter 2004’s revenue of $14.8 million. This revenue increase was principally due to an increase of $ 5.1 million in revenue recorded by our Construction division and $2.0 million in revenue recorded by our Security division. The increase in Security division revenue was a result of our acquisitions of Starpoint Limited’s (“Starpoint”) electronic security services operations. Security Equipment Corporation, Inc. (“SEC”), our initial security acquisition, and Starpoint were acquired by us on July, 31, 2004 and February 28, 2005, respectively. These acquisitions were accounted for utilizing the purchase method of accounting. The results of these operations are included in our financial statements only from the respective acquisition dates. Operating income for the first quarter decreased $113,000 to $35,000 when compared to the first quarter of 2004 of $148,000. This decrease was principally due to an operating loss incurred by our Materials division amounting to $1.3 million compared to a breakeven position during the comparable period in 2004. Other income decreased $159,000 to $131,000 due to a decrease in interest income earned principally on notes receivable due from the Government of Antigua and Barbuda, which were settled during the fourth quarter of 2004, and additional interest expense incurred as a result of the Starpoint acquisition. Net income for the first quarter of 2005 decreased $1.7 million to a net loss of $1.6 million when compared to net income for the first quarter of 2004 of $134,000. This decrease is principally attributed to a $ 1.4 million tax expense on remitted foreign earnings as a result of the Company’s repatriations of $16 million foreign earnings from our subsidiary in Antigua and Barbuda.

Revenue

Our revenue during the first quarter of 2005 amounted to $22.5 million as compared to $14.8 million during the same period in 2004. This increase was primarily due to an increase of $5.1 million recorded by our Construction division, $2.0 million in our Security division and $0.5 million in our Materials division.

Our Construction division revenue increased by approximately 125% to $9.2 million during the first quarter of 2005 when compared to $4.1 million for the comparable period in 2004. This increase was principally due to increased revenue generated by construction contracts in the Bahamas and the US Virgin Islands, offset by lower revenue recorded in Antigua. Our backlog of contracts at March 31, 2005 was $17.1 million, involving 22 contracts. The Company expects that most of the $17.1 million backlog will be completed during 2005. The Company is actively bidding and negotiating additional projects in areas throughout the Caribbean and, since March 31, 2005, the division has added $2.4 million of additional construction contracts.

Our Materials division revenue increased 4.5% to $11.1 million during the first quarter of 2005 when compared to $10.6 million for the comparable period in 2004. This increase is attributed to an increase in sales of aggregates and, to a lesser extent, an increase in sales of concrete. Our St. Thomas operation’s revenue was 25.3% higher than the same quarter last year due to increased demand for its aggregates and ready-mix products. Revenue in Antigua decreased this quarter as compared to the same quarter last year by 9.4%. Puerto Rico’s revenue remained relatively flat compared to the same quarter last year.

Revenue from our Security division amounted to $2.0 million. This revenue increase arises in 2005 as a result of our acquisitions of SEC and Starpoint’s electronic security services operations. SEC and Starpoint were acquired by us on July 31, 2004 and February 28, 2005, respectively. These acquisitions were accounted for utilizing the purchase method of accounting; the results of these operations are included in our financial statements only from their respective acquisition dates

Other revenue in the first quarter consists of $141,000 associated with our Matrix joint venture.

Cost of Construction

Cost of Construction as a percentage of Construction revenue increased 1.1% to 68.9% during the first quarter of 2005 from 67.8% percent during the same period in 2004. The increase is attributed to the increase in cost and the acceptance of lower margin projects. Construction is beginning to see the effects of lower margin contracts entered into in 2004 and we expect this trend to continue during the remainder of 2005.

Cost of Materials

Cost of Materials as a percentage of revenue increased to 86.9% during the first quarter of 2005 from 82.6% during the same period in 2004. This was the result of increased raw material cost, increased cost of production and lower pricing. Continued delays and shortages in cement supply experienced in 2004 have continued and added to operational inefficiencies and cost. Management is working to eliminate the shortfall of cement by developing alternative sources; however, we currently expect that certain of our operations will experience cement shortage and outages from time to time during the second quarter of 2005 and possibly throughout the remainder of 2005.

Operating Expenses

Selling, general and administrative expense (“SG&A expense”) during the first quarter of 2005 increased $2.5 million to $5.3 million when compared to $2.8 million for the comparable period in 2004. The increase of $2.5 million was due to overhead increases in the Construction and Material divisions of $0.6 million, unallocated corporate overhead of $1.1 million and the $0.9 million of SG&A expense being incurred by our Security division.

The increases in unallocated corporate overhead are principally the result of increased audit fees of $0.3 million, legal fees of $0.2 million and wages of $0.3 million.

Operating Income (Loss)

Operating income for the first quarter of 2005 amounted to $35,000 compared to an operating income $148,000 for the comparable period in 2004. Our Construction division reported an increase in operating income of $1.2 million to $1.9 million during the first quarter of 2005 when compared to $0.7 million for the comparable period in 2004. This improvement was primarily attributable to substantially increased revenue and corresponding gross margin on construction contracts in the Bahamas as well as increased utilization of our marine dredging equipment during the quarter. We currently expect to experience continued revenue growth accompanied by a corresponding increase in aggregate gross margin; however, due to the mix of projects currently being worked accompanied by pending bids outstanding, we anticipate that our gross margin as a percentage of revenue may continue to experience minor declines throughout 2005.

Our Materials division reported a $1.3 million operating loss during the first quarter of 2005 compared to operating loss of $45,000 during the comparable period in 2004. This increase in the division’s operating loss is primarily attributable to increases in operating losses incurred in our Sint Maarten/St. Martin, Antigua, and Puerto Rico operations. Puerto Rico’s operating loss increased $323,000 due to increased quarry production costs. Antigua’s operating loss increased $350,000 principally due to an increase in cost of materials used in production. Sint Maarten/St. Martin’s operating loss increased $694,000, principally due to an increase in overhead expenses of $198,000 and an increase in production cost of $273,000, offset by a decrease in material costs of $184,000.

In our Materials division we have begun the process of implementing additional review procedures and financial controls. In addition, we are in the process of reviewing each of our operations in detail and, based upon our findings, we will implement the necessary changes to improve profitability which we anticipate will be achieved through a combination of price increases, where appropriate, and operating expense reductions, in addition to changes in our procurement policies and procedures. The Company expects the Material operations conducted in Sint Maarten/St, Martin and Puerto Rico will continue to incur operating losses during 2005. Based upon the final outcome of our review, we may choose to pursue an orderly divestment of all of or certain segments of our Materials operations.

We recorded operating income of $58,000 in our Security division during the first quarter of 2005. These results include one month of operating income, after the acquisition of Starpoint and are net of $337,000 of amortization of expense. We expect a continued and increasing contribution to our operating income from this division during 2005.

Other Income (Deductions)

Other income amounted to $131,000 for the first quarter of 2005 compared to $290,000 for the same period in 2004. This decrease is principally due to a decrease in the interest income recognized on the note receivable from the Government of Antigua and Barbuda (“Government”), which was settled during the fourth quarter of 2004, and by the increased interest expense incurred on long term debt associated with the financing of the Starpoint acquisition. The interest expense charge relating to the Starpoint acquisition amounted to $150,000, during the first quarter of 2005

Income Taxes

In February 2005, one of the Company’s Antiguan subsidiaries declared and paid a $16.0 million gross dividend, of which $4.0 million was withheld for Antiguan withholding taxes. The withholding taxes were deemed paid by utilization of a portion of a $7.5 million tax credit received as part of a Satisfaction Agreement which was entered into between the Company, its Antiguan subsidiaries and the Government of Antigua and Barbuda in December of 2004. Accordingly, in the first quarter of 2005, the Company recognized a non-cash foreign tax expense in the amount of $ 4.0 million which was offset by a net US Federal income tax benefit amounting to $2.3 million, net of a $0.7 million change in the prior years provision estimate. This US Federal Tax benefit is due to an available foreign tax credit which arises as result of the aforementioned paid foreign withholding taxes as well as the reversal of $4.1 million of deferred tax expense with respect to this dividend which was accrued by the Company in the fourth quarter of 2004.

In accordance with Section 965 of the U.S. Internal Revenue Code, enacted as part of the American Jobs Creation Act of 2004 (the “AJCA”), a company can repatriate earnings from foreign subsidiaries at a reduced rate. In January 2005, the Company adopted, but have not yet implemented, a Domestic Reinvestment Plan (“DRP”) in order to qualify for an 85% dividend exclusion on all qualifying cash dividends received during the 2005 tax year. The plan outlines the Company’s intention to utilize qualifying cash dividends received from its foreign subsidiaries to either invest in the Company’s electronic security services and utility services businesses or to repay outstanding third party indebtedness. During the first quarter of 2005 the adoption of this plan did not have an effect on the income tax attributes reported in the financial statements of the Company.

Liquidity and Capital Resources

We generally fund our working capital needs from operations and bank borrowings. In the construction business, we expend considerable funds for equipment, labor and supplies. In the Construction division, our capital needs are greatest at the start of a new contract, since we generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is usually withheld as retainage until the work is complete. We sometimes provide long-term financing to customers who utilize our construction services. During the first three months of 2005, we financed $1.6 million. The outstanding balance of financed construction contracts as of March 31, 2005 was $5.0 million, all of which is due to be paid at different times within the next three years. Accounts receivable for the Materials operation are typically established with terms between 30 and 45 days, but are typically outstanding for a minimum of 60 days. Accounts receivable for the Security division are typically less than 30 days, and it is not unusual to have a negative working capital position due mainly to the practice of billing in advance for monitoring services.

The Construction and Materials divisions require continuing investment in plant and equipment, along with the related maintenance and upkeep costs. Purchases of equipment and land totaled $4.0 million during the first three months this year. The high volume of purchases of equipment is due to increased work in the Construction division. The Company continues to fund most of these expenditures out of its current working capital. Management believes the cash flow from operations, existing working capital, and funds available from lines of credit will be adequate to meet the Company’s needs during the next 12 months. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases; however, there are no outstanding amounts owed to these lenders as of March 31, 2005. Management believes it has the collateral and financial stability to be able to obtain significant financing, should it be required, although no assurance can be made. The Security division is expected to make investments in its subscriber base during 2005 relating to installation activity and such investments are currently expected to be funded from cash flow generated by the division.

As of March 31, 2005, the Company’s liquidity and capital resources included cash and cash equivalents of $12.7 million and working capital of $20.5 million. As of March 31, 2005, total outstanding liabilities were $50.0 million. As of March 31, 2005, the Company had available lines of credit totaling $1.0 million.

Cash flows used in operating activities for the three months ended March 31, 2005 were $2.4 million compared to $2.4 million provided by operating activities for the same period in 2004. The primary uses of cash for the first three months in 2005 were increased inventory, accounts receivable and notes receivable of $2.0 million. The primary source of cash was an increase in accounts payable and accruals of $1.5 million

Net cash used in investing activities was $44.5 million in the first three months of 2005. Purchases of property, plant and equipment were $4.0 million and cash used in business acquisitions was $40.7 million. Net cash provided by financing activities was $24.7 million for the first three months of 2005, consisting primarily of the long-term debt.

Our accounts receivable averaged 50 days of sales outstanding (DSO) as of March 31, 2005. This is a decrease of 11 days compared to 61 days at the end of December 2004. Our Materials segment remained in excess of 60 days, mainly due to slower collections on Sint Maarten and St. Thomas. The improvement in DSO was primarily due to the addition of the Security division, which has a much lower DSO of 48 days.

The Company has an unsecured credit line of $1.0 million with a bank in Florida. The credit line expires in June 2005 and the bank can also demand repayment of the loan and cancellation of the overdraft facility, if certain financial or other covenants are in default. The Company is in compliance with the covenants as of March 31, 2005. There was no outstanding balance as of March 31, 2005. The interest rate on indebtedness outstanding under the credit line is at a rate variable with LIBOR.

In February 2005 we acquired certain net assets of the electronic security services operation of Adelphia Communications Corporation. The transaction was financed through available cash and a senior secured revolving credit facility provided by certain lenders. As of March 31, 2005, the Company had $24.6 million outstanding on this facility with no availability for future borrowings. Future borrowing availability will be determined by the borrowing base and certain financial covenants.

On June 6, 1991, the Company issued a promissory note in favor of Donald L. Smith, Jr., the Company’s Chairman, in the aggregate principal amount of $2.1 million. The note provided that the balance due under the note was due on January 1, 2004, but this maturity date was extended by agreement between Mr. Smith and the Company to October 1, 2005. The note is unsecured and bears interest at the prime rate. Presently $1.7 million is outstanding under the note. The balance under the note becomes immediately due and payable upon a change of control (as defined in the note). However, under the terms of a guarantee dated March 10, 2004, by and between the Company and Mr. Smith where Mr. Smith guarantees a receivable from Emerald Bay Resort amounting to $2.4 million, Mr. Smith must maintain collateral in the amount of $1.8 million. Consequently, only $300,000 of the balance under the note is due upon demand and could be paid back unless some other form of collateral is substituted and $1.4 million is due on October 1, 2005. The note defines a “change of control” as the acquisition or other beneficial ownership, the commencement of an offer to acquire beneficial ownership, or the filing of a Schedule 13D or 13G with the SEC indicating an intention to acquire beneficial ownership, by any person or group, other than Mr. Smith and members of his family, of 15% or more of the outstanding shares of the Company’s common stock.

The Company has entered into retirement agreements with certain existing and retired executives of the Company. The net present value of future liabilities for these arrangements as of March 31, 2005 was $4.0 million, of which $2.0 million is for the Chairman. The Company has used an average discount rate of 4.7 percent and standard mortality tables to estimate these liabilities.

As part of the 1995, subsequently renegotiated in 1999, acquisition of Société des Carriéres de Grand Case (“SCGC”), a French company operating a ready-mix concrete plant and quarry in St. Martin, the Company agreed to pay the quarry owners, who were also the owners of SCGC, a royalty payment of $550,000 per year through July 2004 and rent of $50,000 per year through October 2004. The agreements cover a 15-year period, but may be cancelled at either party’s option in 2004 and 2005, respectively. In May 2004, the Company entered into discussions about terminating the lease and to stop the quarry operations on St. Martin. In June 2004, the quarry owner terminated the lease contract as of October 27, 2004, and terminated a material supply contract. The landlord has commenced certain proceedings with respect to the foregoing. The Company has continued its discussions with the landlord, as further described in Contingent Liabilities. The Company accrued for quarry restoration costs and recognized an impairment charge on the assets in the first quarter of 2003 and does not expect any further impairment, restoration costs or closing costs, except for possible severance cost depending of the future actions of the parties.

During the second quarter of 2002, the Company issued a construction contract performance guaranty together with one of the Company’s customers for $5.1 million. The Company issued a letter of credit for $500,000, which was cancelled in November 2004, as collateral for the transaction and has not had any expenses in connection with this transaction. The construction project was substantially complete as of October 1, 2003, however the construction contract provides for a guarantee of materials and workmanship for a period of two years subsequent to the issuance of a certificate of occupancy. If the owner of the project does not declare a default during a one-year period, the letter of credit will be voided. The Company received an up front fee of $154,000. At the same time, a long-term liability of the same amount was recorded, which may be recognized to income, once it is determined that no obligation exists for the project, less any amounts paid by us in connection with the performance guarantee.

Related Party Transactions

The Company has certain transactions with some of the Directors or employees. Details regarding the Company’s transactions with related parties are described fully in the Company’s 2004 Form 10-K and Form 10-K/A.

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

As of January 1, 2003, the Company entered into a payment deferral agreement with a resort project in the Bahamas, in which the Chairman, one of our directors and a Company subsidiary are minority partners. Several notes, which are guaranteed partly by certain owners of the project, evidence the loan totaling $2.4 million and the Chairman of the Company has issued a personal guarantee for $2.5 million of the total amount due under this loan agreement to the Company. The current balance, including accrued interest, is $2.8 million.

The Company has various construction contracts with an entity in the Bahamas. The Chairman, a director and a subsidiary of the Company are minority shareholders in the entity, owning 11.3 percent, 1.55 percent and 1.2 percent, respectively. Mr. Smith, the Chairman, is also a member of the entity’s managing committee. The contract for $29.3 million was completed during the second quarter of 2004. The Company entered into various smaller contracts with the entity the first half of 2004, totaling $1.0 million, which have all been completed. The Company entered into a $13.0 million contract to construct a marina and breakwater for the same entity. The entity secured third-party financing for this latter contract. In connection with contracts with the entity in the Bahamas, the Company recorded revenue of $9.4 million for 2004 and $3.7 million for the three-month periods ended March 31, 2005.

The outstanding balance of trade receivables from the entity in the Bahamas was $1.1 million and $909,000 as of March 31, 2005 and December 31, 2004, respectively. The outstanding balance of note receivables was $2.8 million as of March 31, 2005 and December 31, 2004, respectively. The Company has recorded interest income of $102,000 and $103,000 for the three-month period ended March 31, 2005 and March 31, 2004, respectively. The cost in excess of billings and estimated earnings, net, was $250,000 as of March 31, 2005. The billings in excess of costs and estimated earnings, net, was $538,000 as of December 31, 2004. Mr. Smith has guaranteed the payment of the receivables from the entity, up to a maximum of $2.5 million, including the deferral agreement described above.

On June 6, 1991, the Company issued a promissory note in favor of Donald Smith, Jr., the Company’s Chairman, in the aggregate principal amount of $2.1 million. The note provided that the balance due under the note was due on January 1, 2004, but this maturity date has been extended by agreement between Mr. Smith and the Company to October 1, 2005. The note is unsecured and bears interest at the prime rate. Presently $1.7 million is outstanding under the note. The balance under the note becomes immediately due and payable upon a change of control (as defined in the note). However, under the terms of a guarantee dated March 10, 2004, by and between the Company and Mr. Smith where Mr. Smith guarantees a receivable from Emerald Bay Resort amounting to $2.4 million, Mr. Smith must maintain collateral in the amount of $1.8 million. Consequently, only $300,000 of the balance under the note is due upon demand and could be paid back unless some other form of collateral is substituted and $1.4 million is due on October 1, 2005. The note defines a “change of control” as the acquisition or other beneficial ownership, the commencement of an offer to acquire beneficial ownership, or the filing of a Schedule 13D or 13G with the SEC indicating an intention to acquire beneficial ownership, by any person or group, other than Mr. Smith and members of his family, of 15% or more of the outstanding shares of the Company’s common stock.

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

The Company’s exposure to market risk resulting from changes in interest rates results from the variable rate of the Company’s senior secured revolving credit facility, as an increase in interest rates would result in lower earnings and increased cash outflows. The interest rate on the Company’s senior secured revolving credit facility is payable at variable rates indexed to LIBOR. The effect of each 1% increase in the LIBOR rate on the Company’s senior secured revolving credit facility would result in an annual increase in interest expense of approximately $0.3 million. Based on the U.S. yield curve as of December 31, 2004 and other available information, we project interest expense on our variable rate debt to increase approximately $1.7 million for the year ended December 31, 2005.

The Company has significant operations overseas. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. The foreign functional currencies that the Company deals with are Netherlands Antilles Guilders, Eastern Caribbean Units and Euros. The first two are pegged to the U.S. dollar and have remained fixed for many years. Management does not believe a change in the Euro exchange rate will materially affect the Company’s financial position or results of operations. The Company’s French operations, which report in Euros, is less than 10% of the Company’s total operations. During the three month period end March 31, 2005, the Euro declined 5.0% which did not have a material impact on the operating results.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of our management, including our then Chief Executive Officer and our President, who at such time was also acting as the Company’s Principal Financial and Accounting Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of March 31, 2005, the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Company’s Chief Executive Officer and the Company’s President, who has acted as the Company’s Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

In connection with the completion of its audit of, and the issuance of an unqualified report on, the Company’s consolidated financial statements for the fiscal year ended December 31, 2004, the Company’s independent registered public accounting firm, communicated to the Company’s management and Audit Committee that certain matters involving the Company’s internal controls were considered to be “significant deficiencies”, as defined under the standards established by the Public Company Accounting Oversight Board, or PCAOB. These matters pertained to the review and oversight of subsidiary financial results originating in the Company’s Construction and Materials Divisions constituting material weaknesses in the Company’s internal controls over financial reporting.

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

In light of the material weaknesses described above, the Company performed additional analyses and other post-closing procedures in connection with the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004 and the financial statements included herein, to ensure the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles, accepted in the United States of America. Accordingly, management believes the financial statements included in the Company’s Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows for the periods presented.

The certifications of the Company’s former Chief Executive Officer, the Company’s current Chief Executive Officer and President, who had also been acting as the Company’s Principal Financial and Accounting Officer, and the Company’s current Chief Financial Officer who currently acting as the Company’s Principal Financial and Accounting Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 9A contain information concerning the evaluation of the Company’s disclosure controls and procedures and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

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

In order to remediate the significant deficiencies and material weaknesses described above, the Company’s management and its Audit Committee have taken the following steps:

•	Certain of the Company’s procedures have been formalized and documented.

•	The Company is addressing access issues with respect to its information technology systems and has formalized and enhanced some of the Company’s mitigating controls.

•	The implementation of additional review procedures and improved financial controls.

•	The Company’s consultant has completed the initial phase of its Sarbanes-Oxley assessment of internal controls.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits:

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 16, 2005	By:	/s/ Donald L. Smith
Donald L. Smith, Former Chief Executive Officer
(on behalf of the Registrant and as Principal Executive Officer)

	By:	/s/ Stephen J. Ruzika
Stephen J. Ruzika, Chief Executive Officer
(on behalf of the Registrant and as Principal Executive Officer)

	By:	/s/ Robert C. Farenhem
Robert C. Farenhem, Interim Chief Financial Officer,
(on behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.