Form 10-Q
period 2005-06-30
DEVCON INTERNATIONAL CORP
filed 2005-08-15
CIK 28452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 2, 2005 the number of shares outstanding of the registrant’s Common Stock was 5,826,660.

Intentionally left blank

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Part I Financial Information

Item 1. Financial Statements

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2005 and December 31, 2004

(Amounts shown in thousands except share and per share data)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$9,882	$34,928
Accounts receivable, net of allowance for doubtful accounts of $2,204 and $1,989, respectively	15,242	8,129
Accounts receivable, related party	1,293	1,046
Notes receivable	3,260	2,612
Notes receivable, related party	2,448	775
Costs and estimated earnings in excess of billings	2,109	1,130
Costs and estimated earnings in excess of billings, related party	32	—
Inventories	3,428	3,324
Prepaid Expenses	692	747
Prepaid Taxes	344	4,402
Other current assets	5,560	4,427

Total current assets	$44,290	$61,520

Property, plant and equipment, net
Land	$2,434	$1,485
Buildings	853	847
Leasehold improvements	2,739	2,515
Equipment	52,623	49,357
Furniture and fixtures	1,136	948
Construction in process	2,509	2,019

Total property, plant and equipment	$62,294	$57,171
Less accumulated depreciation	(31,429)	(29,426)

Total property, plant and equipment, net	$30,865	$27,745

Investments in unconsolidated joint ventures and affiliates, net	$363	$362
Notes receivable, net of current portion	1,062	1,318
Notes receivable, related party, net of current portion	435	2,000
Intangible Assets, net of amortization $1,143 and $230, respectively	22,690	4,321
Goodwill	19,946	1,115
Other long-term assets	4,747	3,284

Total assets	$124,398	$101,665

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

June 30, 2005 and December 31, 2004

(Amounts shown in thousands except share and per share data)

(Unaudited)

	June 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade and other	$6,003	$4,929
Accrued expenses and other liabilities	7,972	5,068
Deferred revenue	2,463	761
Accrued expense, retirement and severance	1,143	948
Current installments of long-term debt	69	80
Current installments of long term debt, related party	1,725	1,725
Billings in excess of costs and estimated earnings	209	206
Billings in excess of costs and estimated earnings, related party	180	538
Deferred tax liability	—	4,080
Income tax payable	—	1,125

Total current liabilities	$19,764	$19,460

Long-term debt, excluding current installments	$23,876	$564
Retirement and severance, excluding current portion	4,067	4,013
Other long-term liabilities, excluding current portion	1,105	645

Total liabilities	$48,812	$24,682

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.10 par value. Authorized 15,000,000 shares, issued 5,992,324 in 2005 and 5,753,057 in 2004, outstanding 5,946,660 in 2005 and 5,738,713 shares in 2004	$595	$575
Additional paid-in capital	30,964	29,790
Retained earnings	46,003	48,106
Accumulated other comprehensive loss – cumulative translation adjustment	(1,897)	(1,390)
Treasury stock, at cost, 5,844 and 14,344 shares in 2005 and 2004, respectively	(79)	(98)

Total stockholders’ equity	$75,586	$76,983

Total liabilities and stockholders’ equity	$124,398	$101,665

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2005 and 2004

(Amounts shown in thousands except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenue
Materials revenue	$11,229	$10,042	$22,184	$20,003
Materials revenue, related party	276	614	456	1,308
Construction revenue	8,489	3,063	14,067	6,697
Construction revenue, related party	2,026	1,569	5,699	2,041
Security revenue	4,541	—	6,555	—
Other revenue	335	—	477	—

Total revenue	$26,896	$15,288	$49,438	$30,049
Cost of Sales
Cost of Materials	(10,122)	(8,695)	(20,091)	(17,498)
Cost of Construction	(9,216)	(2,874)	(15,725)	(5,658)
Cost of Security	(1,935)	—	(2,742)	—
Cost of Other	(198)	—	(293)	—

Gross profit	5,425	3,719	10,587	6,893
Operating expenses
Selling, general and administrative	(6,226)	(3,350)	(11,097)	(6,067)
Severance and retirement	(321)	(92)	(577)	(401)

Operating (loss) income	(1,122)	277	(1,087)	425

Other income (expense)
Interest expense	(512)	(31)	(698)	(82)
Interest income, receivables	138	470	308	750
Interest income, banks	39	19	147	62
Other income	31	(4)	69	13

(Loss) income before taxes	(1,426)	731	(1,261)	1,168

Benefit (provision) for income taxes	1,006	(109)	(725)	(412)

Net (loss) income	$(420)	$622	$(1,986)	$756

(Loss) income per common share – basic	$(0.07)	$0.18	$(0.34)	$0.22

(Loss) income per common share – diluted	$(0.07)	$0.16	$(0.34)	$0.20

Weighted average number of shares outstanding:
Basic	5,860,174	3,459,596	5,829,425	3,383,097

Diluted	5,860,174	3,787,269	5,829,425	3,710,370

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2005 and 2004

(Amounts shown in thousands except share and per share data)

(Unaudited)

	Six months ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net (loss) income	$(1,986)	$756

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Non-cash stock compensation	—	154
Depreciation and amortization	4,254	2,341
Deferred income taxes	(1,284)	(417)
Provision for doubtful accounts and notes	20	75
Gain on sale of property and equipment	(152)	(46)
Minority interest	—	(10)
Joint venture equity (loss) gain	(1)	14

Changes in operating assets and liabilities:
Accounts receivable	(3,758)	261
Accounts receivable - related party	(247)	(218)
Notes receivable	(650)	(381)
Notes receivable - related party	(108)	(62)
Costs and estimated earnings in excess of billings	(979)	(404)
Costs and estimated earnings in excess of billings, related party	(32)	—
Inventories	173	(220)
Prepaid expenses	(619)	(1,398)
Prepaid taxes	4,057	—
Other current assets	(1,794)	—
Other long-term assets	(416)	—
Accounts payable, accrued expenses and other liabilities	2,940	1,085
Billings in excess of costs and estimated earnings	3	(448)
Billings in excess of costs and estimated earnings, related party	(358)	—
Income taxes	(2,575)	668
Other long-term liabilities	619	80

Net cash (used in) provided by operating activities	$(2,893)	$1,830

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

Six Months Ended June 30, 2005 and 2004

(Amounts shown in thousands except share and per share data)

(Unaudited)

	Six months ended
	June 30, 2005	June 30, 2004
Cash flows from investing activities:
Purchases of property, plant and equipment	$(6,281)	$(3,918)
Cash used in business acquisition, net of cash acquired	(41,080)	—
Proceeds from disposition of property, plant and equipment	173	29
Proceeds from disposition of business	1,342	—
Issuance of notes related to the sale of assets	—	(133)
Payments received on notes related to the assets sale of assets	307	361

Net cash used in investing activities	$(45,539)	$(3,661)

Cash flows from financing activities:
Proceeds from issuance of common stock	$1,096	$367
Proceeds from debt	23,603	—
Principal payments on debt	(1,294)	(23)
Principal payments on debt, related party	—	(75)
Net borrowing (repayment), lines of credit	31	—

Net cash provided by financing activities	$23,436	$269

Effect of exchange rate changes on cash	(50)	(81)

Net (decrease) increase in cash and cash equivalents	$(25,046)	$(1,643)

Cash and cash equivalents, beginning of year	$34,928	$10,030

Cash and cash equivalents, end of year	$9,882	$8,387

Supplemental disclosures of cash flow information:
Cash paid for interest	$692	$82

Cash paid for income taxes	$605	$65

Supplemental non-cash items:
Non cash reduction of note receivable	145	(90)

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The unaudited condensed consolidated financial statements include the accounts of Devcon International Corp. and its majority-owned subsidiaries (the “Company”). The accounting policies followed by the Company are set forth in Note (l) to the Company’s financial statements included in its Consolidated Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”). The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2005 and 2004 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal reoccurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2005 and the results of its operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the three and six months ended June 30, 2005 and 2004 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2004 Form 10-K. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

During 2004, the Company reclassified certain amounts in the consolidated Statements of Cash Flows from investing activities to operating activities, including certain items relating to its customer financing activities, as a result of recent guidance given by the Securities and Exchange Commission.

The following table shows the effects of this reclassification for the six months ended June 30, 2004:

(dollars in thousands)
Net cash provided by operating activities as previously reported	$1,033
Reclassification	797

Revised net cash provided by operating activities	1,830

Net cash used in investing activities as previously reported	$(2,864)
Reclassification	(797)

Revised net cash used in investing activities	$(3,661)

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

The Company utilized $24.6 million of the $35.0 million available under a Credit Facility provided by CIT (described below) to satisfy a portion of the cash purchase price for the acquisition. The balance of the purchase price, including payment of $0.6 million of transaction costs, was satisfied by using cash on hand.

The acquisition was recorded the using the purchase method of accounting. The purchase price allocation is based upon a report issued by an independent appraisal firm, as to fair value. The purchase price, adjusted for certain non-performing contracts, as well as, certain working capital adjustments has been recorded pursuant to the terms of the Asset Purchase Agreement and appropriately allocated to each account set out below. Results included for the acquisition are for the period February 28, 2005 to June 30, 2005.

The purchase price allocation is as follows:

Purchase Price Allocation	(dollars in thousands)
Accounts Receivable	$1,021
Inventory	276
Fixed Assets	313
Deferred Revenue	(2,192)
Other Liabilities	(487)
Contractual Agreements	6,929
Customer Relationships	13,367
Goodwill	19,634

Total Price Allocation	$38,861

The following table shows the condensed consolidated results of the Company and Starpoint Limited, as though this acquisition had completed at the beginning of each period reported on:

	Three Months Ended		Six Months Ended
	(dollars in thousands)		(dollars in thousands)
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenue	$26,896	$20,142	$52,484	$39,806
Net (loss) income	$(420)	$1,436	$(1,601)	$2,577

(Loss) income per common share - basic	$(0.07)	$0.42	$(0.27)	$0.76
(Loss) income per common share - diluted	$(0.07)	$0.38	$(0.27)	$0.69

Weighted average shares outstanding:
Basic	5,860,174	3,459,596	5,829,425	3,383,097
Diluted	5,860,174	3,787,269	5,829,425	3,710,370

Credit Facility

DSSC and its direct parent, Devcon Security Holdings, Inc. (“DSH”) (together, the “Borrowers”), both wholly owned subsidiaries, financed the net operating assets of Starpoint Limited through available cash and a senior secured revolving credit facility (the “Senior Loan”). The Senior Loan is governed by the terms of a Credit Agreement (the “Credit Agreement”), dated as of February 28, 2005, by and among Borrowers and the Lenders signatory thereto from time to time, as Lenders (the “Lenders”). The maximum amount available under the Senior Loan is $35 million dollars, but this amount may be increased up to $50 million dollars at the request of Borrowers if no Event of Default has occurred, the lenders’ prior written consent is obtained and certain other customary conditions are satisfied. Borrowers may draw amounts under the Senior Loan until March 30, 2007 and all amounts outstanding under the Senior Loan will be due on February 28, 2011. The Senior Loan is secured by, among other things, a security interest in substantially all of the assets of Borrowers, including a first mortgage on certain real property owned by DSSC. The interest rate charged under the Senior Loan varies depending on the types of advances or loans Borrowers select under the Senior Loan. Borrowings under the Senior Loan may bear interest at the higher of (i) the prime rate as announced in the Wall Street Journal or (ii) the Federal Funds Rate plus 50 basis points, plus a spread which ranges from 125 to 300 basis points. Alternatively, borrowings under the Senior Loan may bear interest at LIBOR-based rates plus a spread which ranges from 250 to 425 basis points (LIBOR plus 425 basis points as of the date hereof). The spread depends upon DSH’s ratio of total debt to recurring monthly revenues. Borrowers pay a variable commitment fee each quarter on the unused portion of the commitment equal to 37.5 basis points. Borrowers are subject to certain covenants and restrictions specified in the Senior Loan, including covenants that restrict their ability to pay dividends, make certain distributions, pledge certain assets or repay certain indebtedness. As of June 30, 2005, the Company was in compliance with the above-referenced covenants.

Beginning March 30, 2007, the day on which Borrowers are prevented from drawing additional amounts under the Senior Loan, Borrowers are required to make certain scheduled principal payments on the Senior Loan in amounts equal to the percentage of the total outstanding principal.

Payment Dates Occurring During	Quarter Payment Due	Total Annual Payments
March 31, 2007 through December 31, 2007	2.5% of Term Amount	10.0% of Term Amount

January 1, 2008 through December 31, 2008	3.75% of Term Amount	15.0% of Term Amount

January 1, 2009 through December 31, 2009	4.375% of Term Amount	17.5% of Term Amount

January 1, 2010 through December 31, 2010	5% of Term Amount	20.0% of Term Amount

Inventories

	June 30, 2005	December 31, 2004
	(dollars in thousands)	(dollars in thousands)
Aggregates and Sand	$1,877	$2,097
Block, Cement, and Material Supplies	772	940
Other Construction and Materials	498	264
Security Inventory	281	23

	$3,428	$3,324

Fair Value of Financial Instruments

The carrying amount of financial instruments, including cash, cash equivalents, the majority of the receivables net, other current assets, accounts payable trade and other, accrued expenses and other liabilities, and notes payable to banks approximated fair value at June 30, 2005 because of the short maturity of these instruments. The carrying amount of the credit facility approximated fair value at June 30, 2005.

Income Tax

In February 2005, one of the Company’s Antiguan subsidiaries declared and paid a $16.0 million gross dividend, of which $4.0 million was withheld for Antiguan withholding taxes. The withholding taxes were deemed paid by utilization of a portion of a $7.5 million tax credit received as part of a Satisfaction Agreement which was entered into between the Company, its Antiguan subsidiaries and the Government of Antigua and Barbuda in December of 2004. In the first quarter of 2005, the Company determined that it had available foreign tax credit to offset the income tax payable on the Antiguan dividend repatriation, which was accrued by the Company in the fourth quarter of 2004.

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

The following table sets forth the computation of basic and diluted (loss) income per share:

	(dollars in thousands)
	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net (loss) income	$(420)	$622	$(1,986)	$756
Weighted average shares outstanding	5,860,174	3,459,596	5,829,425	3,483,097
Dilutive effect of:
Options and employee stock options	—	327,673	—	327,273
Diluted weighted average number of shares outstanding	5,860,174	3,787,269	5,829,425	3,710,370

Net (loss) income per share
Basic	$(0.07)	$0.18	$(0.34)	$0.22
Diluted	$(0.07)	$0.16	$(0.34)	$0.20

For additional disclosures regarding the employee stock options, see the Company’s 2004 Form 10-K

Comprehensive (Loss) Income

The Company’s total comprehensive (loss) income, comprised of net (loss) income and foreign currency translation adjustments, for the three and six months ended June 30, 2005 and 2004 was as follows:

	(dollars in thousands)
	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net (loss) income	$(420)	$622	$(1,986)	$756
Other comprehensive loss
Foreign currency translation adjustments	(264)	(51)	(507)	(270)

Total comprehensive (loss) income	$(684)	$571	$(2,493)	$486

Stock-Based Compensation

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations.” No stock-based compensation cost is reflected in net (loss) income for these plans, as all options granted under these plans for the three and six months ended June 30, 2005 and June 30, 2004 had an exercise price equal to or higher than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and (loss) earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation”, to stock based compensation:

	(dollars in thousands)
	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net (loss) income, as reported	$(420)	$622	$(1,986)	$756
Deduct
Stock-based employee compensation expense determined under fair value based Method for all awards, net of taxes	(22)	(23)	(45)	(53)

Net (loss) income, as adjusted	$(442)	$599	$(2,031)	$703

Earnings per share:
Basic, as reported	$(0.07)	$0.18	$(0.34)	$0.22
Diluted, as reported	(0.07)	0.16	(0.34)	0.20

Basic, as adjusted	(0.08)	0.17	(0.35)	0.21
Diluted, as adjusted	(0.08)	0.16	(0.35)	0.19

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

Segment Reporting

The following sets forth the revenue and income before income taxes for each of the Company’s business segments for the three and six months ended June 30, 2005 and 2004:

	(dollars in thousands)
	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenue (including inter-segment)
Construction	$10,562	$4,723	$19,878	$8,913
Materials	11,578	10,707	23,013	21,544
Security	4,541	—	6,555	—
Other	335	—	478	—
Elimination of inter-company revenue	(120)	(142)	(486)	(408)

Total revenue	$26,896	$15,288	$49,438	$30,049

Operating income
Construction	$269	$919	$2,289	$1,642
Materials	74	(42)	(746)	(88)
Security	(16)	—	41	—
Other	39	—	39	—
Unallocated corporate overhead	(1,488)	(600)	(2,710)	(1,129)

Total operating (loss) income	$(1,122)	$277	$(1,087)	$425

Other (loss) income, net	(304)	454	(174)	743

Net (loss) income before income taxes	$(1,426)	$731	$(1,261)	$1,168

	June 30, 2005	December 31, 2004
Assets
Construction	$24,702	$19,683
Materials	39,663	50,565
Security	56,444	6,654
Other	3,589	24,763

	$124,398	$101,665

Pension

The Company has a defined benefit pension plan covering Antigua employees who meet certain minimum requirements and also maintains an accrual for retirement agreements with Company executives and certain other employees. This accrual is based on the life expectancy of these persons and an assumed weighted average discount rate of 4.25%. This rate was determined using the AA corporate bond rates as of June 30, 2005. Should the actual longevity vary significantly from the United States insurance norms, or should the discount rate used to establish the present value of the obligation vary, the accrual may have to be significantly increased or diminished at that time. The net pension cost of the Company’s pension plans for the three and six months ending June 30, 2005 and 2004 was as follows:

	(dollars in thousands)
	US Pension Three months ending		Foreign Pension Three months ending
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Weighted avg. discount rate	4.25%	5.11%	8.0%	8.0%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	0.0%	0.0%	3.0%	3.0%
Service cost	$24	$25	$41	$41

Net pension costs	$34	$15	$41	$41

	(dollars in thousands)
	US Pension Six months ending		Foreign Pension Six month ending
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Weighted avg. discount rate	4.25%	5.11%	8.0%	8.0%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	0.0%	0.0%	3.0%	3.0%
Service cost	$49	$46	$85	$83

Net pension costs	$88	$183	$85	$83

Business and Credit Concentrations

The Company’s customer base is primarily located in the Caribbean with the most substantial credit concentration within the Construction Division. Typically, customers within this division engage the Company to develop large marinas, resorts and other site improvements and consequently, make up a larger percentage of total sales. For the six months ended June 30, 2005 and June 30, 2004, the Company reported revenue for one Bahamian customer of 11.5% and 7.0% of total revenue, respectively. For the three months ended June 30, 2005 and 2004, the Company reported revenue for one Bahamian customer of 7.5% and 10.5% of total revenue, respectively. As of June 30, 2005 and 2004 the ongoing projects for the above mentioned customer had a backlog of $0.7 million and $11.7 million, respectively. A subsidiary, the Company’s Chairman of the Board and one of the Company’s former director’s estate are minority partners, and the Company’s Chairman of the Board is a member of the managing committee of the entity developing this project. No single customer within the Materials or the Security Division accounted for more than 10% of total sales.

For the period ended June 30, 2005, there were no receivables from a single customer that represented more than 10% of total receivables with the exception of the customer mentioned above. As of June 30, 2005, the total receivable from this customer was $4.1 million consisting of $1.3 million of current accounts receivable and $2.8 million of notes receivable. As of December 31, 2004, the total receivable from this customer was $3.7 million consisting of $0.9 million of current accounts receivable and $2.8 million of notes receivable.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance date, and the Company is required to adopt SFAS 123R effective January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, except that entities also are allowed to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company has not determined which of the adoption methods it will use.

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

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in fiscal 2006 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets—an Amendment of APB No. 29” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” This standard is effective for nonmonetary asset exchanges occurring after July 1, 2005. The adoption of this standard is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

In February 2005, SCGC, BBW and the Company entered into agreements with Petit, which provided for the following:

•	The purchase by SCGC of three hectares of partially mined land located within the quarry property previously leased from Petit (the “Three Hectare Parcel”) for approximately $1.1 million, the purchase of which was settled in February 2005;

•	A two-year lease of approximately 15 hectares of land (the “15 Hectare Lease”) on which SCGC operates a crusher, ready-mix concrete plant and aggregates storage at a cost of $100,000, which arrangement was entered into February 2005;

•	The granting of an option to SCGC to purchase two hectares of unmined property prior to December 31, 2006 for $2.0 million, with $1.0 million on December 31, 2006 and $1.0 million payable on December 31, 2008, subject to the below terms:

•	In the event that SCGC exercises this option, Petit agrees to withdraw all legal actions against the Company and its subsidiaries.

•	In the event that SCGC does not exercise the option to purchase and Petit is subsequently awarded a judgment, SCGC has the option to offset approximately $1.2 million against the judgment amount and transfer ownership of the Three Hectare Parcel purchased by SCGC back to Petit.
•	The granting of an option to SCGC to purchase five hectares of unmined land prior to June 30, 2010 for $3.6 million, payable $1.8 million on June 30, 2010 and $1.8 million on June 30, 2012; and

•	The granting of an option to SCGC to extend the 15 Hectare Lease through December 31, 2008 (with annual rent of $55,000) if the two hectares are purchased and subsequent extensions of the lease (with annual rent of $65,000) equal to the terms of mining authorizations obtained from the French Government agencies.

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

Subsequent Event

In July 2005, the Company, consistent with its previous disclosure that it may pursue an orderly divestment of all or certain segments of its Materials operations, entered into discussions regarding the disposition of the Company’s U.S. Virgin Islands Materials division assets with a third-party. On August 12, 2005, the Board of Directors of the Company approved and, on August 15, 2005, management executed an Asset Purchase Agreement (“APA”) with Heavy Materials, LLC, to purchase substantially all the operating assets of the Company’s U.S. Virgin Islands Materials division and assume certain obligations under its real estate leases. The APA provides for a total purchase price equal to $10.7 million in cash at closing, plus a three-year 5% note receivable equal to the net realizable value of the related trade accounts receivable and a certain asset as of the closing date, currently anticipated to be on September 30, 2005. Closing of the contemplated transaction is subject to satisfactory completion of the buyer’s due diligence, which must be completed by August 31, 2005. If consummated, as and when contemplated in the APA, the Company expects to record a pre-tax gain on the sale of approximately $2.5 million.

As of June 30, 2005 the carrying amounts of the Assets included in the sale are as follows:

(dollars in thousands)
Property, Plant and Equipment, Net	$6,779
Accounts Receivable	1,812
Inventory	1,367

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, as well as the financial statements and related notes included in the Company’s 2004 Form 10-K. Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million and all percentages are stated to the nearest one tenth of one percent.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act.

The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risks and uncertainties. Actual results, including revenues from the Company’s Construction, Materials and new Security Divisions, expenses, gross margins, cash flows, financial condition, and net income, as well as factors such as the Company’s competitive position, inventory levels, backlog, the demand for its products and services, customer base and the liquidity and needs of its customers, may differ materially from those contemplated by the forward-looking statements or those currently being experienced by the Company for a number of reasons, including but not limited to those set forth under “Factors Affecting Our Operating Results, Financial Condition, Business Prospects and Market Price of Stock” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the following:

•	The strength of the construction economies on various islands in the Caribbean, primarily in the United States Virgin Islands, Sint Maarten, St. Martin, Antigua, Puerto Rico and the Bahamas. The Company’s business is subject to economic conditions in its markets, including recession, inflation, deflation, general weakness in construction and housing markets and changes in infrastructure requirements.

•	The Company’s ability to maintain mutually beneficial relationships with key customers. The Company has a number of significant customers. The loss of significant customers, the financial condition of its customers or an adverse change to the financial condition of the Company’s significant customers could have a material adverse effect on its business or the collectibility of its receivables.

•	Unforeseen inventory adjustments or significant changes in purchasing patterns by the Company’s customers and the resultant impact on manufacturing volumes and inventory levels.

•	Adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors’ risk profiles. The Company has businesses in various foreign countries in the Caribbean. As a result, the Company is exposed to movements in the exchange rates of various currencies against the United States dollar. The Company believes its most significant foreign currency exposure is the Euro. However, management does not believe a change in the Euro exchange rate will materially affect the Company’s financial position or results of operations as the Company’s St. Martin operation, which reports in Euros, is less than 10% of the Company’s total operations.

•	The Materials and Security Divisions operate in markets which are highly competitive on the basis of price and quality. The divisions compete with local suppliers of ready-mix, and foreign suppliers of aggregates and concrete block. Competition from certain of these manufacturers has intensified in recent years and is expected to continue. The Construction Division has local and foreign competitors in its markets. Customer and competitive pressures sometimes have an adverse effect on the division’s pricing.

•	The Company’s foreign operations may be affected by factors such as tariffs, nationalization, exchange controls, interest rate fluctuations, civil unrest, governmental changes, limitations on foreign investment in local business and other political, economic and regulatory conditions, risks or difficulties.

•	The effects of litigation, environmental remediation matters, and product liability exposures, as well as other risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

•	The Company’s ability to generate sufficient cash flows to support capital expansion, business acquisition plans, the Company’s share repurchase program and general operating activities, and its ability to obtain necessary financing at favorable interest rates.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions, and restrictions on repatriation of foreign investments.

•	The outcome of the compliance review of the Company’s past EDC benefits and the application for the extension of those benefits in the U.S. Virgin Islands.

•	The impact of unforeseen events, including war or terrorist activities, on economic conditions and consumer confidence.

•	Interest rate fluctuations and other capital market conditions.

•	Construction contracts with a fixed price sometimes suffer penalties that cannot be recovered by additional billing, which penalties may be due to circumstances in completing construction work, errors in bidding contracts, or changed conditions.

•	Adverse weather conditions, specifically heavy rains or hurricanes, which could reduce demand for the Company’s products.

•	The Company’s ability to execute and profitably perform any contracts in the water desalination or sewage treatment business.

•	The Company’s ability to find suitable targets to purchase for the Security Division.

•	The Company’s operations are highly dependent upon its ability to acquire adequate supplies of cement and sand. The Company has experienced, in the past, short term shortages of both cement and sand which, temporarily, adversely affected the Company’s operations.

•	The Company may be unable to consumate the sale of its U.S. Virgin Islands Materials assets due to its inability to satisfy one or more conditions in the governing asset purchase agreement.

The foregoing list is not exhaustive. There can be no assurance that the Company has correctly identified and appropriately assessed all factors affecting its business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial also may adversely impact the Company. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business, financial condition, and results of operations. For these reasons, you are cautioned not to place undue reliance on the Company’s forward-looking statements.

Critical Accounting Policies And Estimates

The Company’s discussion of its financial condition and results of operations is an analysis of the condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistently applied. Although the Company’s significant accounting policies are described in Note 1 of the notes to the Company’s consolidated financial statements, included in its Consolidated Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the following discussion is intended to describe those accounting policies and estimates most critical to the preparation of the Company’s condensed consolidated financial statements. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowance for credit losses, inventories and loss reserve for inventories, cost to complete construction contracts, assets held-for-sale, intangible assets, income taxes, taxes on un-repatriated earnings, warranty obligations, impairment charges, business divestitures, pensions, deferral compensation and other employee benefit plans or arrangements, environmental matters, and contingencies and litigation. The Company bases its estimates on historical experience and on various other factors that the Company believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

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

Contract cost is recorded as incurred and revisions in contract revenue and cost estimates are reflected in the accounting period when known. Change-orders for additional contract revenue are recognized if it is probable that they will result in additional revenue and the amount can be reliably estimated. The Company estimates costs to complete its construction contracts based on experience from similar work in the past. If the conditions of the work to be performed change or if the estimated costs are not accurately projected, the gross profit from construction contracts may vary significantly in the future. The foregoing, as well as weather, stage of completion and mix of contracts at different margins may cause fluctuations in gross profit between periods and these fluctuations may be significant.

The Company maintains allowances for doubtful accounts for estimated losses resulting from management’s review and assessment of its customers’ ability to make required payments. The Company considers the age of specific accounts, a customer’s payment history and specific collateral given by the customer to secure the receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. If the customers pay a previously impaired receivable, income is then recognized.

Inventory is written down for estimated obsolescence or lack of marketability arising from the difference between the cost of inventory and the estimated market value based upon assessments about current and future demand and market conditions. If actual market conditions were to be less favorable than those projected by management, additional inventory reserves could be required. If the actual market demand surpasses the projected levels, inventory write downs are not reserved.

Accruals for retirement benefits are maintained whereas the Company has retirement agreements with certain executives and other employees. This accrual is based on the life expectancy of these persons and an assumed weighted average discount rate of 4.25%. Should the actual longevity vary significantly from the United States insurance norms, or should the discount rate used to establish the present value of the obligation vary, the accrual may have to be significantly increased or diminished at that time.

A valuation allowance is recorded to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made.

Fixed assets recoverability is determined on a subsidiary level or group of asset level. If the Company, as a result of its valuation in the future, assess the assets not to be recoverable, a negative adjustment to the book value of those assets may occur. On the other hand, if an asset is impaired and the asset continues to produce income, the Company may record earnings higher than they should have been if no impairment had been recorded.

Goodwill and other intangible assets have been acquired in a purchase business combination. Some of these assets the Company determines to have an indefinite useful life and are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB 142. This testing is based on subjective analysis and may change from time to time. Other identifiable intangible assets with estimatable useful lives are amortized over their respective estimated useful lives. The review of impairment and estimation of useful life is subjective and may change from time to time. The Company completed its annual impairment testing as of June 30, 2005, noting no impairment of these assets.

The Company is not presently considering changes to any of its critical accounting policies and the Company does not presently believe that any of its critical accounting policies are reasonably likely to change in the near future. There have not been any material changes to the methodology used in calculating the Company’s estimates during the last three months. The CEO, CFO and the Audit Committee have reviewed all of the foregoing critical accounting policies and estimates.

Comparison Of Three Months Ended June 30, 2005 With Three Months Ended June 30, 2004

Summary

In the second quarter of 2005, consolidated revenue amounted to $26.9 million, an increase of $11.6 million or approximately a 75.6% increase when compared to the three months ended June 30, 2004 revenue of $15.3 million. This revenue increase was principally due to an increase of $ 5.9 million in revenue recorded by the Construction Division and $4.5 million in revenue recorded by the Security Division. The Security Division did not exist during the second quarter of 2004. The Security Division revenue was primarily a result of the acquisition of Starpoint Limited’s (“Starpoint”) electronic security services operations. Security Equipment Corporation, Inc. (“SEC”), the Company’s initial security acquisition, and Starpoint were acquired on July, 31, 2004 and February 28, 2005, respectively. These acquisitions were accounted for utilizing the purchase method of accounting. The results of these operations are included in the financial statements only from the respective acquisition dates. During the three months ended June 30, 2005, the Company recognized an operating loss of $1.1 million compared to $0.3 million of operating income during the comparable period in 2004, a decrease of $1.4 million. This decrease was principally due to a $0.7 million reduction in the Construction Division’s operating income due to certain operational difficulties encountered on a marina project currently being worked on in the U.S. Virgin Islands, as well as an increase of $0.9 million in corporate administrative expenses. The administrative expense increase is principally due to a recording a severance charge of $0.3 million associated with the realignment of the senior management team of the Materials Division, in addition to advisory and legal costs incurred with respect to the implementation of certain requirements of the Sarbanes-Oxley Act. Management expects to continue to recognize increased costs with respect to this implementation. During the three months ended June 30, 2005, other non-operating expenses amounted to $0.3 million compared to non-operating income amounting to $0.5 million during the comparable three months ended June 30, 2004. This $0.8 million decrease is principally due to a decrease in interest income earned, principally on notes receivable due from the Government of Antigua and Barbuda, which were settled during the fourth quarter of 2004, and $0.5 million additional interest expense incurred as a result of the Starpoint acquisition. The Company recorded a tax benefit during the second quarter of 2005 amounting to $1.0 million compared to an expense of $0.1 million in the comparable period in 2004. As a result of the items discussed above, the Company, for the three months ended June 30, 2005, recorded a net loss of $0.4 million compared to $0.6 million of net income during the comparable period in 2004.

Revenue

Consolidated revenue during the second quarter of 2005 amounted to $26.9 million, as compared to $15.3 million during the same period in 2004. This increase was primarily due to an increase of $5.9 million recorded by the Construction Division, $4.5 million in the Security Division and $0.8 million in the Materials Division.

The Construction Division’s revenue increased by approximately 127% to $10.5 million during the second quarter of 2005 when compared to $4.6 million for the comparable period in 2004. This increase was principally due to increased revenue generated by construction contracts in the Bahamas and the U.S. Virgin Islands, offset by lower revenue recorded in Antigua. The division’s backlog of contracts at June 30, 2005 was $18.5 million, involving 22 contracts. The Company expects that most of the $18.5 million backlog will be completed during 2005. The division is actively bidding and negotiating additional projects in areas throughout the Caribbean and since June 30, 2005 has added $1.0 million of additional change orders in association with one construction contract in the Bahamas.

The Materials Division revenue increased 7.8% to $11.5 million during the second quarter of 2005 when compared to $10.7 million for the comparable period in 2004. This increase was principally attributable to an increase of 27.6% in the sale of aggregates recorded by the St. Thomas quarry and block plant operations. In addition, revenue in Antigua and Puerto Rico increased this quarter as compared to the same quarter last year by 13% and 17% respectively. Revenues for the combined operations on Sint Maarten/St. Martin decreased 6.0% as the Company experienced outages of cement at various times during the quarter, which had a negative impact on both the sales of ready-mix concrete and concrete block. Management has now implemented an alternative sourcing strategy regarding cement which it believes should help in minimizing potential outages in the future. However, given the current worldwide demand for cement and the pressures on supply, there can be no assurances cement outages will not happen from time to time in the future.

Revenue from the Security Division amounted to $4.5 million, which is comprised of contractual recurring revenue for the monitoring and maintenance of security systems at subscribers premises (“RMR”), billable services performed on a time and materials basis (“Service Revenue”) and net installation revenue after taking into effect the requirements of SAB 104, which requires the deferral of certain revenue and related costs until services have been fulfilled. During the second quarter the division recorded RMR and Service Revenue totaling $4.3 million and net installation revenue of $0.2 million. The revenue in 2005 is a result of the Company’s acquisitions of SEC and Starpoint’s electronic security services operations. SEC and Starpoint were acquired by the Company on July 31, 2004 and February 28, 2005, respectively. These acquisitions were accounted for utilizing the purchase method of accounting. The results of these operations are included in the Company’s financial statements only from their respective acquisition dates

Other revenue in the quarter consists of $0.3 million associated with DEVMAT, the Company’s joint venture with Matrix Desalination, Inc., a provider of desalinization, waste water and electrical power facilities.

Cost of Construction

Cost of Construction as a percentage of Construction revenue increased 25.7% to 87.7% during the second quarter of 2005 from 62.0% percent during the same period in 2004. The increase is principally attributed to a substantial increase in the estimated costs to complete a marina project in the U.S Virgin Islands as a result of operational difficulties. During the quarter, the division also needed to perform additional work in excess of original estimated cost, on certain projects in the Bahamas. As a result of these matters, the division recorded a decrease in gross margin of approximately $1.7 million during the quarter. This decrease was somewhat offset by gross margin generated by increased utilization of the division’s marine dredging equipment, as well as contributions from projects which commenced during the quarter. In addition, the Construction Division continued to experience declining margins due to the completion of high margin projects that are being replaced by lower margin projects.

Cost of Materials

Cost of Materials as a percentage of revenue increased to 88.0% during the second quarter of 2005 from 81.7% during the same period in 2004. Continued delays and shortages in cement supply experienced in 2004 have continued and added to operational inefficiencies and cost. Management has now implemented an alternative sourcing strategy regarding cement which it believes should help in minimizing potential outages in the future, however, given the current worldwide demand for cement and the pressures on supply there can be no assurances that cement outages will not happen from time to time in the quarter ahead.

Cost of Security

Cost of Security amounted to $1.9 million or 42.6 % of revenue. Included in this cost are the direct costs incurred to monitor and service security systems installed at subscriber premises, as well as the net direct costs incurred with the installation of new security systems after taking into consideration the effects of SAB 104. This cost arises in 2005 as a result of the Company’s acquisitions of SEC and Starpoint’s electronic security services operations. SEC and Starpoint were acquired by us on July 31, 2004 and February 28, 2005, respectively.

Operating Expenses

Selling, general and administrative expense (“SG&A expense”) during the second quarter of 2005 increased $3.1 million to $6.5 million when compared to $3.4 million for the comparable period in 2004. The increase of $3.1 million was due to an increase in corporate overhead of $0.9 and $2.6 million of SG&A expense incurred by the Security Division, offset by a decrease of $0.4 million in overhead for the Construction and Materials Divisions. Included in the Security Division’s SG&A is $0.9 of amortization expense associated with the amounts allocated, based upon an independent appraisal, to contractual agreements and customer relationships acquired and $0.4 million of direct selling expense after considering the effects of SAB 104. The Security Division SG&A was a result of the acquisition of Starpoint and SEC.

The corporate overhead increase is principally due to recording a severance charge of $0.3 million associated with the realignment of the senior management team associated within the Materials Division, in addition to advisory and legal costs being incurred with respect to the implementation of certain requirements set out in the Sarbanes-Oxley Act. The Company expects to continue to recognize increased costs with respect to this implementation.

Operating Income (Loss)

For the three months ended June 30, 2005 the Company recorded an Operating loss of $1.1 million, compared to $0.3 million of Operating income for the comparable period in 2004. During the period, the Construction Division reported operating income of $0.3 million, a decrease of $0.7 million when compared to $0.9 million for the comparable period in 2004. This decrease is principally attributed to a substantial increase in the estimated costs to complete a marina project in the U.S. Virgin Islands, in addition to work in excess of original estimated cost in the Bahamas. As a result of these items, the division recorded a decrease in operating profit of $1.7 million during the quarter, which was somewhat offset by increased operating profits generated by the increased utilization of the divisions marine dredging equipment, as well as operating profit contributions from projects which commenced during the second quarter of 2005. As anticipated, the Construction Division was also effected by declining margins due to the completion of high margin projects that are being replaced by lower margin projects.

The Materials Division reported a $75,000 operating income during the second quarter of 2005, compared to an operating loss of $42,000 during the comparable period in 2004. This increase in the division’s operating loss is primarily attributable to a reduction of operating income of $0.6 million reported by operations on Sint Maarten/St. Martin, offset by increases reported by the St. Thomas and Antigua operations of $0.3 million and $0.3 million, respectively. During the quarter, Antigua recognized $0.2 million as a gain on the sale of assets and a benefit of $0.1 million due to a reduction to the bad debt expense with respect to certain accounts and notes receivable.

In the Materials Division, management is continuing to implement new procedures and financial controls. During the quarter management has been able to implement a portion of the necessary changes to improve profitability, which include a combination of price increases and operating expense reductions. The Company expects that the Materials operations conducted in Sint Maarten/St, Martin and Puerto Rico will continue to incur operating losses throughout 2005, however with respect to Sint Maarten/St, Martin operations, the Company currently anticipates that the operating losses to be incurred in future quarters should be at a reduced level to those experienced during first and second quarter of 2005.

The Security Division during the second quarter of 2005 reported a close to breakeven operating income. This result is net of $0.9 million of amortization expense associated with the contractual agreements and customer relationships acquired and a net loss on the installation of new security systems amounting to $0.5 million, after the considering the effects of SAB 104. In addition, during the quarter, the division incurred approximately $0.1 million of expense associated with the contractual commitment to cease using the name “Adelphia Security”. During May 2005, the division sold its Buffalo operation acquired as part of the Starpoint acquisition to a third party for net $1.7 million cash, subject to certain adjustments. Cash consideration received at closing amounting to $1.3 million was utilized to reduce debt outstanding under the CIT credit facility and the remaining balance was placed in an escrow account for twelve months to be available to satisfy any post-closing adjustments. Approximately $62,000 of RMR was sold with the Buffalo operation. A claim has been made against the escrow amount in accordance with the terms of the asset purchase agreement between the Company and Starpoint as a result of non-performing contracts, as well as, certain working capital adjustments.

Other Income (Deductions)

Other non-operating expenses amounted to $0.3 million for the second quarter of 2005 compared to non-operating income of $0.4 million for the same period in 2004. This decrease is principally due to a decrease in the interest income recognized on the note receivable from the Government of Antigua and Barbuda (“Government”), which was settled during the fourth quarter of 2004, and by the increased interest expense incurred on long term debt associated with the financing of the Starpoint acquisition. The interest expense charge relating to the financing amounted to $0.5 million, during the second quarter of 2005

Income Taxes

In February 2005, one of the Company’s Antiguan subsidiaries declared and paid a $16.0 million gross dividend, of which $4.0 million was withheld for Antiguan withholding taxes. The withholding taxes were deemed paid by utilization of a portion of a $7.5 million tax credit received as part of a Satisfaction Agreement which was entered into between the Company, its Antiguan subsidiaries and the Government of Antigua and Barbuda in December of 2004. In the first quarter of 2005, the Company determined that it had available foreign tax credit to offset the income tax payable on the Antiguan dividend repatriation, which was accrued by the Company in the fourth quarter of 2004.

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

Comparison Of Six Months Ended June 30, 2005 With Six Months Ended June 30, 2004

Summary

In the first six months of 2005, consolidated revenue amounted to $49.4 million, an increase of $19.4 million or approximately a 64.5% increase when compared to the first six months of 2004’s revenue of $30.0 million. This revenue increase was principally due to an increase of $11.0 million in revenue recorded by the Construction Division and $6.6 million in revenue recorded by the Security Division, which did not exist during the second quarter of 2004. The Security Division revenue was primarily a result of the acquisition of Starpoint and SEC. These acquisitions were accounted for utilizing the purchase method of accounting. The results of these operations are included in the Company’s financial statements only from the respective acquisition dates. Operating income for the six months decreased $1.5 million to an operating loss of $1.2 million when compared to an operating income for the comparable period of $0.4 million. This decrease was principally due to an operating loss incurred by the Materials Division amounting to $0.7 million, compared to an operating loss of $0.1 million during the comparable period in 2004. In addition, the Construction Division operating income was reduced by $1.3 million due to certain operational difficulties encountered on a marine project currently being worked in the U.S. Virgin Islands, as well as an increase of $1.6 million in corporate administrative expenses. Other income decreased $0.9 million to a non-operating expense of $0.2 million, due to a decrease in interest income earned principally on notes receivable due from the Government of Antigua and Barbuda, which were settled during the fourth quarter of 2004, and additional interest expense incurred as a result of the Starpoint acquisition. Income tax expense for the first six months of 2005 was $0.7 million compared to an expense of $0.4 million in the first six months of 2004. As a result, the net loss for the six months ended June 30, 2005 was $2.0 million compared to net income of $0.7 million during the comparable period in 2004.

Revenue

Total revenue for the six months ended June 30, 2005 amounted to $49.4 million as compared to $30.0 million during the same period in 2004. This increase was primarily due to an increase of $11.0 million recorded by the Construction Division, $6.5 million in the Security Division and $1.4 million in the Materials Division.

The Construction Division revenue increased by approximately 125% to $19.8 million during the first six months of 2005, when compared to $8.8 million for the comparable period in 2004. This increase was principally due to increased revenue generated by construction contracts in the Bahamas and the US Virgin Islands, offset by lower revenue recorded in Antigua. The division’s backlog of contracts at June 30, 2005 was $18.5 million, involving 22 contracts. The Company expects that most of the $18.5 million backlog will be completed during 2005. The division is actively bidding and negotiating additional projects in areas throughout the Caribbean and since June 30, 2005 has added $ 1.0 million of additional change orders in association with one construction contract in the Bahamas.

The Materials Division revenue increased 6.5% to $22.6 million during the first six months of 2005, when compared to $21.3 million for the comparable period in 2004. This increase is attributable to an increase in sales of aggregates. The division’s St. Thomas operation’s revenue was $0.9 million higher than the same period last year due to increased demand for its aggregates and cement products. Revenue in Antigua remained relatively flat compared to 2004. Puerto Rico’s revenue showed a marginal increase of $0.1 million during the first six months of 2005, compared to the same period in 2004. Operations in Sint Maarten/St. Martin showed an improvement of $0.3 million over 2004.

Revenue from the Security Division amounted to $6.5 million. This revenue resulted from the acquisitions of SEC and Starpoint. SEC and Starpoint were acquired by us on July 31, 2004 and February 28, 2005, respectively. These acquisitions were accounted for utilizing the purchase method of accounting. The results of these operations are included in the Company’s financial statements only from their respective acquisition dates.

Other revenue in the three and six months ended June 30, 2005 consists of $0.5 million associated with the Company’s Matrix joint venture.

Cost of Construction

Cost of Construction as a percentage of Construction revenue increased 15.3% to 79.6% during the six months ended June 30, 2005 from 64.3% percent during the same period in 2004. The increase is principally attributable to a substantial increase in the estimated costs to complete a marina project in the U.S Virgin Islands as a result of operational difficulties. As a result, the division recorded a decrease in gross margin of approximately $1.7 million, during the second quarter of 2005. In addition, the Construction Division continued to experience declining margins due to the completion of high margin projects that are being replaced by lower margin projects.

Cost of Materials

Cost of Materials as a percentage of revenue increased to 88.7% during the first six months of 2005 from 86.3% during the same period in 2004. This resulted from continued delays and shortages in cement supply which were experienced in 2004 and have continued in 2005 and which added to operational inefficiencies and cost. Management has now implemented an alternative sourcing strategy regarding cement which it believes should help in minimizing potential outages in the future. However given the current worldwide demand for cement and the pressures on supply, there can be no assurance that cement outages will not happen from time to time in the future.

Cost of Security

Cost of Security amounted to $2.7 million or 41.8 % of revenue during the first six months of 2005. Included in this cost are the direct costs incurred to monitor and service security systems installed at subscriber premises, as well as, the net direct costs incurred with the installation of new security systems after taking into consideration the effects of SAB 104. This cost arises in 2005 as a result of the acquisitions of SEC and Starpoint’s electronic security services operations. SEC and Starpoint were acquired by us on July 31, 2004 and February 28, 2005, respectively.

Operating Expenses

Selling, general and administrative expense (“SG&A expense”) during the first six months of 2005 increased $5.0 million to $11.1 million when compared to $6.1 million for the comparable period in 2004. The increase of $5.0 million was due to overhead increases, corporate overhead of $1.4 million and $3.8 million of SG&A expense incurred by the Security Division.

The corporate overhead increase is principally due to recording a severance charge of $0.3 million associated with the realignment of the senior management team of the Materials Division. Additional costs include advisory and legal costs incurred with respect to the implementation of certain requirements set out in the Sarbanes-Oxley Act. Management expects to continue to recognize increased costs with respect to this implementation.

Operating Income (Loss)

Operating loss for the first six months of 2005 amounted to $1.1 million, compared to an operating income of $0.4 million for the comparable period in 2004. The Construction Division reported an increase in operating income of $0.6 million to $2.3 million during the first six months of 2005, compared to $1.6 million for the comparable period in 2004. This improvement was primarily attributable to substantially increased revenue in the Bahamas, as well as increased utilization of the division’s marine dredging equipment during the second quarter of 2005 in Sint Maarten/St. Martin. This substantial increase was offset by an increase in the estimated costs to complete a marina project in the U.S Virgin Islands, in addition to work in excess of original estimated cost on certain jobs in the Bahamas.

The Materials Division reported a $0.7 million operating loss during the first six months of 2005, compared to an operating loss of $0.1 million during the comparable period in 2004. This increase in the division’s operating loss is primarily attributable to increases in operating losses incurred in the division’s Sint Maarten/St. Martin, Antigua, and Puerto Rico operations. Puerto Rico’s operating loss increased $0.3 million due to increased quarry production costs. Sint Maarten/St. Martin’s operating loss increased $1.3 million, principally due to an increase in overhead expenses and production cost. These increases in operating losses were substantially offset by the increase in operating income for our U.S. Virgin Islands operations.

In the Materials Division, management is continuing to implement new procedures and financial controls. During the second quarter of 2005, management has been able to implement a portion of the necessary changes to improve profitability, which include a combination of price increases and operating expense reductions. The Company expects the Materials operations conducted in Sint Maarten/St, Martin and Puerto Rico will continue to incur operating losses throughout 2005, however, with respect to Sint Maarten/St, Martin operations, the Company currently anticipates that the operating losses to be incurred in future quarters should be at a reduced level to those experienced during the first and second quarter of 2005.

During the first six months of 2005, the Security Division reported an operating income of $41,000. This result is net of $1.2 million of amortization expense associated with the contractual agreements and customer relationships acquired and net loss on the installation of new security systems amounting to $0.7 million after considering the effects of SAB 104. The results include the acquisitions of Starpoint’s electronic security services operations acquired by the Company on February 28, 2005. In addition, the division incurred approximately $0.1 million of expense associated with the contractual commitment to cease using the name “Adelphia Security” or any variation thereof by May 31, 2005 and other matters. In addition, during May 2005 the division sold to a third party for net $1.7 million cash, subject to certain adjustments, the Buffalo operation acquired as part of the Starpoint acquisition. Cash consideration received at closing amounting to $1.3 million was utilized to reduce debt outstanding under the CIT credit facility and the remaining balance was placed in an escrow account for twelve months to be available to satisfy any post-closing adjustments. Approximately $62,000 of RMR was sold with the Buffalo operation.

Other Income (Deductions)

Other non-operating expenses amounted to $0.2 million for the six months ended June 30, 2005 as compared to non-operating income of $0.7 million for the same period in 2004. This decrease is principally due to a decrease in interest income recognized on the note receivable from the Government of Antigua and Barbuda (“Government”), which was settled during the fourth quarter of 2004, and by the increased interest expense incurred on the long term debt associated with the financing of the Starpoint acquisition. The interest expense charge relating to the Starpoint acquisition amounted to $0.6 million, for the six months ended June 30, 2005.

Income Taxes

In February 2005, one of the Company’s Antiguan subsidiaries declared and paid a $16.0 million gross dividend, of which $4.0 million was withheld for Antiguan withholding taxes. The withholding taxes were deemed paid by utilization of a portion of a $7.5 million tax credit received as part of a Satisfaction Agreement which was entered into between the Company, its Antiguan subsidiaries and the Government of Antigua and Barbuda in December of 2004. In the first quarter of 2005, the Company also determined that it had available foreign tax credit to offset the income tax payable on the Antiguan dividend repatriation, which was accrued by the Company in the fourth quarter of 2004.

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

Liquidity and Capital Resources

The Company generally funds its working capital needs from operations and bank borrowings. In the construction business, considerable funds are expended for equipment, labor and supplies. In the Construction Division, the capital needs are greatest at the start of a new contract, since generally the division must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is usually withheld as retainage until the work is complete. The Company sometimes provides long-term financing to customers who utilize the Construction Division’s services. During the first six months of 2005, the Company financed $2.0 million for such contracts. The outstanding balance of financed construction contracts as of June 30, 2005 was $5.5 million, all of which is due to be paid at different times within the next three years. Accounts receivable for the Materials operation are typically established with terms between 30 and 45 days, but are typically outstanding for a minimum of 60 days. Accounts receivable for the Security Division are typically outstanding less than 30 days, and it is not unusual to have a negative working capital position due mainly to the practice of billing in advance for monitoring services.

The Construction and Materials Divisions require continuing investment in plant and equipment, along with the related maintenance and upkeep costs. Purchases of equipment and land totaled $6.4 million during the first six months this year. The high volume of purchases of equipment is due to increased work in the Construction Division. The Company continues to fund most of these expenditures out of its current working capital. Management believes the cash flow from operations, existing working capital, and funds available from lines of credit will be adequate to meet the Company’s needs during the next 12 months. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases; however, there are no outstanding amounts owed to these lenders as of June 30, 2005. Management believes it has the collateral and financial stability to be able to obtain significant financing, should it be required, although no assurance can be made. The Security Division is expected to make investments in its subscriber base during 2005 relating to installation activity.

As of June 30, 2005, the Company’s liquidity and capital resources included cash and cash equivalents of $9.9 million and working capital of $24.5 million. As of June 30, 2005, total outstanding liabilities were $48.8 million. As of June 30, 2005, the Company had available lines of credit totaling $1.0 million.

Cash flows used in operating activities for the six months ended June 30, 2005 were $2.9 million compared to $1.8 million provided by operating activities for the same period in 2004. The primary uses of cash for the first six months in 2005 were increased accounts receivable and notes receivable of $4.8 million. The primary source of cash was an increase in accounts payable and accruals of $2.9 million.

Net cash used in investing activities was $45.5 million in the first six months of 2005. Purchases of property, plant and equipment were $6.3 million and cash used in business acquisitions was $41.1 million. Net cash provided by financing activities was $23.4 million for the first six months of 2005, consisting primarily of the long-term debt.

The Company’s accounts receivable averaged 53 days of sales outstanding (DSO) as of June 30, 2005. This is a decrease of 12 days compared to 65 days at the end of December 2004. The Materials Division accounts receivable remained in excess of 60 days, mainly due to slower collections on Sint Maarten /St. Martin. The improvement in DSO was primarily due to the addition of the Security Division.

The Company has an unsecured credit line of $1.0 million with a bank in Florida. The credit line was renewed in June 2005 for a one year period. The bank can also demand repayment of the loan and cancellation of the overdraft facility, if certain financial or other covenants are in default. The Company is in compliance with the covenants as of June 30, 2005. There was no outstanding balance as of June 30, 2005. The interest rate on indebtedness outstanding under the credit line is at a rate variable with LIBOR.

In February 2005 the Company acquired certain net assets of the electronic security services operation of Adelphia Communications Corporation. This acquisition was financed through available cash and a senior secured revolving credit facility (the “Senior Loan”) provided by certain lenders and CIT Financial USA, Inc., serving as agent (“CIT”). The maximum amount available under the Senior Loan is thirty-five million dollars ($35 million), but this amount may be increased to fifty million dollars ($50 million) at the request of the Company’s subsidiary borrowers if no Event of Default has occurred, the Lenders’ prior written consent is obtained and certain other customary conditions are satisfied. Borrowers may draw amounts under the Senior Loan until March 30, 2007 and all amounts outstanding under the Senior Loan will be due on February 28, 2011. The Senior Loan is secured by, among other things, a security interest in substantially all the assets of Borrowers, including a first mortgage on certain real property owned by DSSC. The interest rate charged under the Senior Loan varies depending on the types of advances or loans Borrowers select under the Senior Loan. Borrowings under the Senior Loan may bear interest at the higher of (i) the prime rate as announced in the Wall Street Journal or (ii) the Federal Funds Rate plus 50 basis points, plus a spread which ranges from 125 to 300 basis points. Alternatively, borrowings under the Senior Loan may bear interest at LIBOR-based rates plus a spread which ranges from 250 to 425 basis points (LIBOR plus 425 basis points as of the date hereof). The spread depends upon DSH’s ratio of total debt to recurring monthly revenues. Borrowers pay a variable commitment fee each quarter on the unused portion of the commitment equal to 37.5 basis points. Borrowers are subject to certain covenants and restrictions specified in the Senior Loan, including covenants that restrict their ability to pay dividends, makes certain distributions, pledge certain assets or repay certain indebtednesses. As of June 30, 2005, the Company had $23.3 million outstanding on this facility. Future borrowing availability will be determined by the borrowing base and certain financial covenants.

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

On June 6, 1991, the Company issued a promissory note in favor of Donald L. Smith, Jr., the Company’s Chairman, in the aggregate principal amount of $2.1 million. The note provided that the balance due under the note was due on January 1, 2004, but this maturity date was extended by agreement between Mr. Smith and the Company to October 1, 2005. The note is unsecured and bears interest at the prime rate. Presently $1.7 million is outstanding under the note. The balance under the note becomes immediately due and payable upon a change of control (as defined in the note). However, under the terms of a guarantee dated March 10, 2004, by and between the Company and Mr. Smith where Mr. Smith guarantees a receivable from Emerald Bay Resort amounting to $2.4 million, Mr. Smith must maintain collateral in the amount of $1.7 million. Consequently, only $0.3 million of the balance under the note is due upon demand and could be paid back unless some other form of collateral is substituted and $1.4 million is due on October 1, 2005. The note defines a “change of control” as the acquisition or other beneficial ownership, the commencement of an offer to acquire beneficial ownership, or the filing of a Schedule 13D or 13G with the SEC indicating an intention to acquire beneficial ownership, by any person or group, other than Mr. Smith and members of his family, of 15% or more of the outstanding shares of the Company’s common stock.

The Company has entered into retirement agreements with certain existing and retired executives of the Company. The net present value of future liabilities for these arrangements as of June 30, 2005 was $3.9 million, of which $1.9 million is for the Chairman. The Company has used an average discount rate of 4.25 percent, determined using the AA corporate bond rates as of June 30, 2005, and standard mortality tables to estimate these liabilities.

As part of the 1995, subsequently renegotiated in 1999, acquisition of Société des Carriéres de Grand Case (“SCGC”), a French company operating a ready-mix concrete plant and quarry in St. Martin, the Company agreed to pay the quarry owners, who were also the owners of SCGC, a royalty payment of $0.6 million per year through July 2004 and rent of $50,000 per year through October 2004. The agreements cover a 15-year period, but may be cancelled at either party’s option in 2004 and 2005, respectively. In May 2004, the Company entered into discussions about terminating the lease and to stop the quarry operations on St. Martin. In June 2004, the quarry owner terminated the lease contract as of October 27, 2004, and terminated a material supply contract. The landlord has commenced certain proceedings with respect to the foregoing. The Company has continued its discussions with the landlord, as further described in Contingent Liabilities. The Company accrued for quarry restoration costs and recognized an impairment charge on the assets in the first quarter of 2003 and does not expect any further impairment, restoration costs or closing costs, except for possible severance cost depending of the future actions of the parties.

During the second quarter of 2002, the Company issued a construction contract performance guaranty together with one of the Company’s customers for $5.1 million. The Company issued a letter of credit for $0.5 million, which was cancelled in November 2004, as collateral for the transaction and has not had any expenses in connection with this transaction. The construction project was substantially complete as of October 1, 2003, however the construction contract provides for a guarantee of materials and workmanship for a period of two years subsequent to the issuance of a certificate of occupancy. If the owner of the project does not declare a default during a one-year period, the letter of credit will be voided. The Company received an up front fee of $0.2 million. At the same time, a long-term liability of the same amount was recorded, which may be recognized to income, once it is determined that no obligation exists for the project, less any amounts paid by us in connection with the performance guarantee.

Related Party Transactions

The Company has certain transactions with some of the Directors or employees. Details regarding the Company’s transactions with related parties are described fully in the Company’s 2004 Form 10-K and Form 10-K/A.

The Company leases from the wife of the Company’s Chairman, Mr. Donald L. Smith, Jr., a 1.8-acre parcel of real property in Deerfield Beach, Florida. This property is being used for the Company’s equipment logistics and maintenance activities. The annual rent for the period 1996 through 2001 was $49,000. In January 2002, a new 5-year agreement was signed; the rent was increased to $95,400. This rent was based on comparable rental contracts for similar properties in Deerfield Beach, as evaluated by management.

As of January 1, 2003, the Company entered into a payment deferral agreement with a resort project in the Bahamas, in which the Chairman, one of the Company’s former director’s estate and a Company subsidiary are minority partners. Several notes, which are guaranteed partly by certain owners of the project, evidence the loan totaling $2.4 million and the Chairman of the Company has issued a personal guarantee for the total amount due under this loan agreement to the Company. The current balance, including accrued interest, is $2.9 million.

The Company has various construction contracts with an entity in the Bahamas. The Chairman, a former director’s estate and a subsidiary of the Company are minority shareholders in the entity, owning 11.3 percent, 1.55 percent and 1.2 percent, respectively. Mr. Smith, the Chairman, is also a member of the entity’s managing committee. The contract for $29.3 million was completed during the second quarter of 2004. The Company entered into various smaller contracts with the entity the first half of 2004, totaling $1.0 million, which have all been completed. The Company entered into a $13.0 million contract to construct a marina and breakwater for the same entity. The entity secured third-party financing for this latter contract. In connection with contracts with the entity in the Bahamas, the Company recorded revenue of $2.0 million and $5.6 million for the six months ended June 30, 2004 and 2005, respectively, and $1.6 million and $2.0 million for the three month period ended June 30, 2004 and 2005, respectively.

The outstanding balance of trade receivables from the entity in the Bahamas was $1.3 million and $0.9 million as of June 30, 2005 and December 31, 2004, respectively. The outstanding balance of long-term note receivables was $2.8 million as of June 30, 2005 and December 31, 2004, respectively. The Company has recorded interest income of $50,000 and $0.1 million for the three and six month periods ended June 30, 2005 compared to $50,000 and $0.1 million for the three and six month periods ending June 30, 2004. The billings in excess of cost and estimated earnings, net, was $0.2 million as of June 30, 2005. The billings in excess of costs and estimated earnings, net, was $0.5 million as of December 31, 2004. Mr. Smith has guaranteed the payment of the receivables from the entity, up to a maximum of $3.0 million, including the deferral agreement described above.

On June 6, 1991, the Company issued a promissory note in favor of Donald Smith, Jr., the Company’s Chairman, in the aggregate principal amount of $2.1 million. The note provided that the balance due under the note was due on January 1, 2004, but this maturity date has been extended by agreement between Mr. Smith and the Company to October 1, 2005. The note is unsecured and bears interest at the prime rate. Presently $1.7 million is outstanding under the note. The balance under the note becomes immediately due and payable upon a change of control (as defined in the note). However, under the terms of a guarantee dated March 10, 2004, by and between the Company and Mr. Smith, where Mr. Smith guarantees a receivable from Emerald Bay Resort amounting to $2.4 million, Mr. Smith must maintain collateral in the amount of $1.8 million. Consequently, only $0.3 million of the balance under the note is due upon demand and could be paid back unless some other form of collateral is substituted and $1.4 million is due on October 1, 2005. The note defines a “change of control” as the acquisition or other beneficial ownership, the commencement of an offer to acquire beneficial ownership, or the filing of a Schedule 13D or 13G with the SEC indicating an intention to acquire beneficial ownership, by any person or group, other than Mr. Smith and members of his family, of 15% or more of the outstanding shares of the Company’s common stock.

Company policies and codes provide that related party transactions be approved in advance by either the Audit Committee or a majority of disinterested directors. As indicated, the Company has a construction contract totaling $29.3 million with an entity in the Bahamas in which the Company’s CEO and a former director’s estate are minority shareholders. During the last half of 2003 and the first half of 2004, a Company subsidiary commenced certain additional work for this entity for it; which it has billed or is billing approximately $1.0 million, all of which has been paid through November 5, 2004. The Company did not obtain Audit Committee approval prior to doing the additional work. Subsequently, the Audit Committee has reviewed the work and determined that the terms and conditions under which the Company entered into such work were similar to the terms and conditions of work the Company has agreed to perform for unrelated third parties. Mr. Smith guaranteed $0.3 million of the amount due for this work, and due to failure of the entity to pay the invoice, Mr. Smith paid said amount to the Company in November 2004.

On April 1, 2004, the Audit Committee approved a transaction to enter into an excavation contract with the entity in the Bahamas to excavate certain parcels of the entity’s real estate. The payment of the contract was guaranteed in full by Donald L. Smith, Jr., the Company’s Chairman and Chief Executive Officer and two other owners of the entity. The outstanding amount for the contract was paid by the entity in the third quarter of 2004.

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

The Company’s exposure to market risk resulting from changes in interest rates results from the variable rate of the Company’s senior secured revolving credit facility, as an increase in interest rates would result in lower earnings and increased cash outflows. The interest rate on the Company’s senior secured revolving credit facility is payable at variable rates indexed to LIBOR. The effect of each 1% increase in the LIBOR rate on the Company’s senior secured revolving credit facility would result in an annual increase in interest expense of approximately $0.3 million. Based on the U.S. yield curve as of December 31, 2004 and other available information, the Company projects interest expense on its variable rate debt to increase approximately $1.7, $0.1, $0.0 and $0.0 million for the years ended December 31, 2005, 2006, 2007 and 2008, respectively.

The Company has significant operations overseas. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. The foreign functional currencies that the Company deals with are Netherlands Antilles Guilders, Eastern Caribbean Units and Euros. The first two are pegged to the U.S. dollar and have remained fixed for many years. Management does not believe a change in the Euro exchange rate will materially affect the Company’s financial position or results of operations. The Company’s St. Martin operation, which reports in Euros, is less than 10% of the Company’s total operations. During the six month period ended June 30, 2005, the Euro declined 1%, which did not have a material impact on the operating results.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and the Company’s Interim Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of June 30, 2005, the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to its management, including the Company’s Chief Executive Officer and the Company’s Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

In connection with the completion of its audit of, and the issuance of an unqualified report on, the Company’s condensed consolidated financial statements for the fiscal year ended December 31, 2004, the Company’s independent registered public accounting firm, KPMG, LLP (“KPMG”), communicated to the Company’s management and Audit Committee that certain matters involving the Company’s internal controls were considered to be “significant deficiencies”, as defined under the standards established by the Public Company Accounting Oversight Board, or PCAOB. These matters pertained to the review and oversight of subsidiary financial results originating in the Company’s Construction and Materials Divisions constituting material weaknesses in the Company’s internal controls over financial reporting.

In addition, the Company’s independent registered public accounting firm informed the Company’s management and the Company’s Audit Committee that the combination and nature of the significant deficiencies indicated that the Company did not have adequate controls pertaining to the review and oversight of subsidiary financial results originating in the Company’s Construction and Materials Divisions, thus constituting, in the aggregate, material weaknesses in the Company’s internal controls over financial reporting.

In light of the material weaknesses described above, the Company performed additional analyses and other post-closing procedures in connection with the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004 and the financial statements included herein, to ensure the Company’s condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the financial statements included in the Company’s Form 10-K and the financial statements included herein fairly represent in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

The certifications of the Company’s Chief Executive Officer and the Company’s Interim Chief Financial Officer, required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 9A contain information concerning the evaluation of the Company’s disclosure controls and procedures and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

None

Item 5. Other Information

On August 12, 2005, Devcon International Corp. (the “Company”) entered into a Management Services Agreement, dated as of August 12, 2005 (the “Management Agreement”), with Royal Palm Capital Management, LLLP (“Royal Palm”), to provide management services assisting the Company with, among other matters, establishing certain office, accounting and administrative procedures, obtaining financing relating to business operations and acquisitions, developing and implementing advertising, promotional and marketing programs, facilitating certain securities matters (both proposed offerings and ongoing compliance issues) and future acquisitions and dispositions, developing tax planning strategies, and formulating risk management policies. Under the terms of the Management Agreement, the Company shall pay Royal Palm a management fee in the amount of $30,000 per month, retroactive to April 18, 2005 and shall reimburse Royal Palm for all reasonable out-of-pocket expenses incurred in connection with the services performed under the Management Agreement. The agreement has an initial term of one year and automatically renews for successive one year terms until either party gives written notice of its intention not to renew or either party terminates due to the other party materially breaching its duties and obligations under the terms of the Management Agreement (as determined by the Audit Committee of the Company in the case of the Company seeking to terminate for such breach). The above description of the Management Agreement is qualified in its entirety by the terms of the Management Agreement, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by this reference.

Royal Palm Capital Management, LLLP is an affiliate of Coconut Palm Capital Investors I Ltd. (“Coconut Palm”) with whom the Company completed a transaction on June 30, 2004, whereby Coconut Palm invested $18 million into the Company for purposes of the Company entering into the electronic security services industry. Richard Rochon and Mario Ferrari, two of the Company’s directors, are principals of Coconut Palm and Royal Palm. Robert Farenhem, the Company’s interim CFO, is also a principal of Royal Palm.

Item 6. Exhibits

Exhibits:

Exhibit 10.1	Management Services Agreement, dated as of August 12, 2005, by and between the Company and Royal Palm Capital Management, LLLP.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 15, 2005	By:	/s/ Stephen J. Ruzika
Stephen J. Ruzika, Chief Executive Officer
(on behalf of the Registrant and as Principal Executive Officer)

	By:	/s/ Robert C. Farenhem
Robert C. Farenhem, Interim Chief Financial Officer,
(on behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Management Services Agreement, dated as of August 12, 2005, by and between the Company and Royal Palm Capital Management, LLLP.

31.1	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.