Form 10-Q
period 2005-09-30
DEVCON INTERNATIONAL CORP
filed 2005-11-21
CIK 28452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

As of November 15, 2005 the number of shares outstanding of the registrant’s Common Stock was 5,826,660.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Part I Financial Information

Item 1. Financial Statements

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2005 and December 31, 2004

(Amounts shown in thousands except share and per share data)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$7,856	$34,928
Accounts receivable, net of allowance for doubtful accounts of $ 2,150 and $2,785, respectively	21,101	8,129
Accounts receivable, related party	630	1,046
Notes receivable	1,302	2,612
Notes receivable, related party	2,939	775
Costs and estimated earnings in excess of billings	3,724	1,130
Costs and estimated earnings in excess of billings, related party	47	—
Inventories	2,363	3,324
Prepaid expenses	758	747
Prepaid taxes	284	4,402
Other current assets	5,815	4,427

Total current assets	$46,819	$61,520

Property, plant and equipment, net
Land	$1,096	$1,485
Buildings	472	847
Leasehold improvements	2,301	2,515
Equipment	41,959	49,357
Furniture and fixtures	1,247	948
Construction in process	1,021	2,019

Total property, plant and equipment	$48,096	$57,171
Less accumulated depreciation	(23,383)	(29,426)

Total property, plant and equipment, net	$24,713	$27,745

Investments in unconsolidated joint ventures and affiliates, net	$340	$362
Notes receivable, net of current portion	3,874	1,318
Notes receivable, related party, net of current portion	—	2,000
Intangible assets, net of amortization $2,497 and $230, respectively	21,627	4,321
Goodwill	19,965	1,115
Other long-term assets	5,417	3,284

Total assets	$122,755	$101,665

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

September 30, 2005 and December 31, 2004

(Amounts shown in thousands except share and per share data)

(Unaudited)

	September 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade and other	$4,736	$4,929
Accrued expenses and other liabilities	8,417	5,068
Deferred revenue	2,405	761
Accrued expense, retirement and severance	1,030	948
Current installments of long-term debt	852	80
Current installments of long term debt, related party	—	1,725
Billings in excess of costs and estimated earnings	291	206
Billings in excess of costs and estimated earnings, related party	37	538
Deferred tax liability	—	4,080
Income tax payable	361	1,125

Total current liabilities	$18,129	$19,460

Long-term debt, excluding current installments	$23,873	$564
Long-term debt, excluding current installments, related party	1,725	—
Retirement and severance, excluding current portion	3,839	4,013
Other long-term liabilities, excluding current portion	1,194	645

Total liabilities	$48,760	$24,682

Stockholders’ equity:
Common stock, $0.10 par value. Authorized 15,000,000 shares, issued 5,988,204 in 2005 and 5,753,057 in 2004, outstanding 5,982,360 in 2005 and 5,738,713 shares in 2004	$599	$575
Additional paid-in capital	31,166	29,790
Retained earnings	44,219	48,106
Accumulated other comprehensive loss – cumulative translation adjustment	(1,910)	(1,390)
Treasury stock, at cost, 5,844 and 14,344 shares in 2005 and 2004, respectively	(79)	(98)

Total stockholders’ equity	$73,995	$76,983

Total liabilities and stockholders’ equity	$122,755	$101,665

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2005 and 2004

(Amounts shown in thousands except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenue
Materials revenue	$6,213	$7,518	$20,104	$19,971
Materials revenue, related party	—	—	—	1,308
Construction revenue	8,372	3,317	22,437	10,013
Construction revenue, related party	829	4,386	6,529	6,427
Security revenue	4,591	369	11,146	369
Other revenue	65	73	542	73

Total revenue	$20,070	$15,663	$60,758	$38,161
Cost of Sales
Cost of Materials	(5,333)	(6,270)	(18,516)	(17,221)
Cost of Construction	(11,504)	(5,201)	(27,228)	(10,859)
Cost of Security	(1,983)	(254)	(4,725)	(254)
Cost of Other	(43)	(53)	(336)	(54)

Gross profit	1,207	3,885	9,953	9,773
Operating expenses
Selling, general and administrative	(5,943)	(3,881)	(16,617)	(9,431)
Severance and retirement	(39)	(790)	(629)	(1,191)

Operating loss	(4,775)	(786)	(7,293)	(849)

Other income (expense)
Interest expense	(520)	(44)	(1,218)	(126)
Interest income, receivables	187	557	438	1,330
Interest income, banks	53	84	225	140
Other income (expense)	528	(74)	598	(78)

(Loss) income from continuing operations before income taxes	(4,527)	(263)	(7,250)	417
Benefit for income taxes	1,288	1,568	1,316	924

Net (loss) income from continuing operations	(3,239)	1,305	(5,934)	1,341

Income from discontinued operations, net of income taxes	1,455	2,292	2,165	3,012

Net (loss) income	$(1,784)	$3,597	$(3,769)	$4,353

Basic (loss) income per share:
Continuing operations	$(.54)	$.26	$(1.01)	$.34

Discontinued operations	$.24	$.46	$.37	$.77

Net income	$(.30)	$.72	$(.64)	$1.11

Diluted (loss) income per share:
Continuing operations	$(.54)	$.22	$(1.01)	$.30

Discontinued operations	$.24	$.38	$.37	$.68

Net income	$(.30)	$.60	$(.64)	$.98

Weighted average number of shares outstanding:
Basic	5,959,358	4,977,252	5,872,736	3,914,482

Diluted	5,959,358	5,968,580	5,872,736	4,463,107

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2005 and 2004

(Amounts shown in thousands except share and per share data)

(Unaudited)

	Nine months ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net (loss) income	$(3,769)	$4,353

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Non-cash stock compensation	56	231
Non-cash compensation expense for warrants	—	390
Depreciation and amortization	6,509	3,642
Deferred income taxes	(1,734)	(805)
Provision for doubtful accounts and notes	69	301
Impairment on long-lived assets	502	46
Gain on sale of property and equipment	(2,639)	(113)
Minority interest	—	1
Joint venture equity gain	18	77

Changes in operating assets and liabilities:
Accounts receivable	776	(636)
Accounts receivable - related party	416	(2,135)
Notes receivable	(1,704)	(57)
Notes receivable - related party	(165)	(114)
Costs and estimated earnings in excess of billings	(2,594)	93
Costs and estimated earnings in excess of billings, related party	(47)	—
Inventories	(120)	(91)
Prepaid expenses	96	(1,071)
Prepaid taxes	4,058	—
Other current assets	(2,990)	(3)
Other long-term assets	(666)	—
Accounts payable, accrued expenses and other liabilities	2,272	2,330
Deferred revenue	(193)	—
Billings in excess of costs and estimated earnings	85	427
Billings in excess of costs and estimated earnings, related party	(501)	—
Income taxes	(1,961)	(2,051)
Other long-term liabilities	321	142

Net cash (used in) provided by operating activities	$(3,905)	$4,957

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

Nine Months Ended September 30, 2005 and 2004

(Amounts shown in thousands except share and per share data)

(Unaudited)

	Nine months ended
	September 30, 2005	September 30, 2004
Cash flows from investing activities:
Purchases of property, plant and equipment	$(8,518)	$(7,405)
Cash used in business acquisition, net of cash acquired	(41,145)	(3,146)
Proceeds from disposition of property, plant and equipment	352	56
Payments received on notes receivable, other	—	481
Issuance of notes receivable	—	(171)
Proceeds from disposition of business	1,342	—
Payments received on notes related to sale of assets	508	—
Investments in unconsolidated joint ventures	4	(78)

Net cash used in investing activities	$(47,457)	$(10,263)

Cash flows from financing activities:
Proceeds from issuance of common stock	$1,480	$17,888
Purchase of treasury stock	(234)	—
Proceeds from debt	23,603	—
Principal payments on debt	(1,297)	(47)
Principal payments on debt, related party	—	(75)
Net borrowing, lines of credit	782	173

Net cash provided by financing activities	$24,334	$17,939

Effect of exchange rate changes on cash	(44)	(133)

Net (decrease) increase in cash and cash equivalents	$(27,072)	$12,500

Cash and cash equivalents, beginning of period	$34,928	$10,030

Cash and cash equivalents, end of period	$7,856	$22,530

Supplemental disclosures of cash flow information:
Cash paid for interest	$612	$126

Cash paid for income taxes	$691	$89

Supplemental non-cash items:
Non-cash reduction of note receivable	$52	$(249)
Retirement of treasury stock	254	127
Translation gain adjustment	519	203

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Devcon International Corp. and its subsidiaries (the “Company”) produce and distribute ready-mix concrete, crushed stone, concrete block, and asphalt and distribute bagged cement in the Caribbean. The Company also performs earthmoving, excavating and filling operations, builds golf courses, roads, and utility infrastructures, dredges waterways and constructs deep-water piers and marinas in the Caribbean. The Company also provides electronic security services and related products to residential homes, financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of government departments and healthcare and educational facilities.

The unaudited condensed consolidated financial statements include the accounts of Devcon International Corp. and its majority-owned subsidiaries. The accounting policies followed by the Company are set forth in Note (l) to the Company’s financial statements included in its Consolidated Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”). The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal reoccurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2005 and the results of its operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005 and 2004 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2004 Form 10-K. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

During 2004, the Company reclassified certain amounts in the consolidated Statements of Cash Flows from investing activities to operating activities, including certain items relating to its customer financing activities, as a result of guidance given by the Securities and Exchange Commission.

The following table shows the effects of this reclassification for the nine months ended September 30, 2004:

(dollars in thousands)
Net cash provided by operating activities as previously reported	$3,752
Reclassification	1,205

Revised net cash provided by operating activities	$4,957

Net cash used in investing activities as previously reported	$(9,058)
Reclassification	(1,205)

Revised net cash used in investing activities	$(10,263)

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

The acquisition was recorded using the purchase method of accounting. The purchase price allocation is based upon a report issued by an independent appraisal firm as to fair value. The purchase price, adjusted for certain non-performing contracts as well as certain working capital adjustments, has been recorded pursuant to the terms of the Asset Purchase Agreement and appropriately allocated to each account set out below. Results included for the acquisition are for the period February 28, 2005 to September 30, 2005.

The purchase price allocation is as follows:

Preliminary Purchase Price Allocation	(dollars in thousands)
Accounts Receivable	$1,021
Inventory	276
Fixed Assets	313
Deferred Revenue	(2,192)
Other Liabilities	(487)
Contractual Agreements	6,929
Customer Relationships	13,367
Goodwill	19,634

Total Price Allocation	$38,861

The following table shows the condensed consolidated results of continuing operations of the Company and Starpoint Limited, as though this acquisition had completed at the beginning of each period reported on:

	Three Months Ended		Nine Months Ended
	(dollars in thousands)		(dollars in thousands)
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenue	$20,070	$20,477	$63,804	$52,731
Net (loss) income from continuing operations	$(3,239)	$2,171	$(5,549)	$4,028

(Loss) income per common share - basic	$(0.54)	$0.44	$(0.94)	$1.03
(Loss) income per common share - diluted	$(0.54)	$0.36	$(0.94)	$0.90

Weighted average shares outstanding:
Basic	5,959,358	4,977,252	5,872,736	3,914,482
Diluted	5,959,358	5,968,580	5,872,736	4,463,107
	(Amounts shown in thousands except share and per share data)

Discontinued Operations

On September 30, 2005, the Company and its wholly owned subsidiary, V.I. Cement & Building Products, Inc. completed the sale of its U.S. Virgin Islands material operations to Heavy Materials, LLC, a U.S. Virgin Islands limited liability company and private investor group (“Purchaser”), pursuant to an Asset Purchase Agreement dated as of August 15, 2005, for $10.7 million in cash plus the issuance of a promissory note (the “Note”) to the Company in the aggregate principal amount of $2.6 million. The Note has a term of three years bearing interest at 5% per annum with only interest being paid quarterly in arrears during the first 12 months and principal and accrued interest being paid quarterly (principal being paid in 8 equal quarterly installments) for the remainder of the term of the Note until the maturity date. As of September 30, 2005, the cash proceeds, net of closing costs, totaling $10.4 million are included in accounts receivable on the accompanying condensed consolidated balance sheet. This amount was received in October 2005.

The accompanying Unaudited Condensed Consolidated Financial Statements for all the periods presented have been adjusted to classify the U.S Virgin Islands material operations as discontinued operations. Selected statement of operations data for the Company’s discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in thousands)		(dollars in thousands)
	2005	2004	2005	2004
Total revenue	$5,271	$4,185	$14,020	$11,737

Pre-tax income from discontinued operations	$696	$838	$2,159	$1,327
Pre-tax gain on disposal of discontinued operations	2,302	—	2,302	—

Income before tax	2,998	838	4,461	$1,327

Income tax (provision) benefit	(1,543)	1,454	(2,296)	1,685

Income from discontinued operations, net of income taxes	$1,455	$2,292	$2,165	$3,012

A summary of the total assets of discontinued operations included in Other Current Assets is as follows:

December 31, 2004 (dollars in thousands)
Accounts receivable, net of allowance	$1,515
Inventory	1,285
Property and equipment, net	6,883

Total Assets	$9,683

Credit Facility

DSSC and its direct parent, Devcon Security Holdings, Inc. (“DSH”) (together, the “Borrowers”), both wholly owned subsidiaries of the Company, financed the acquisition of the net operating assets of Starpoint Limited through available cash and a senior secured revolving credit facility (the “CIT Senior Loan”). The CIT Senior Loan is governed by the terms of a Credit Agreement (the “CIT Credit Agreement”), dated as of February 28, 2005, by and among Borrowers and the Lenders signatory thereto from time to time, as Lenders (the “CIT Lenders”). The maximum amount available under the CIT Senior Loan is $35 million dollars, but this amount may be increased up to $50 million dollars at the request of Borrowers if no Event of Default has occurred, the lenders’ prior written consent is obtained and certain other customary conditions are satisfied. Borrowers may draw amounts under the CIT Senior Loan until March 30, 2007 and all amounts outstanding under the CIT Senior Loan will be due on February 28, 2011. The CIT Senior Loan is secured by, among other things, a security interest in substantially all of the assets of Borrowers, including a first mortgage on certain real property owned by DSSC. The interest rate charged under the CIT Senior Loan varies depending on the types of advances or loans Borrowers select under the CIT Senior Loan. Borrowings under the CIT Senior Loan may bear interest at the higher of (i) the prime rate as announced in the Wall Street Journal or (ii) the Federal Funds Rate plus 50 basis points, plus a spread which ranges from 125 to 300 basis points. Alternatively, borrowings under the CIT Senior Loan may bear interest at LIBOR-based rates plus a spread which ranges from 250 to 425 basis points (LIBOR plus 425 basis points as of the date hereof). The spread depends upon DSH’s ratio of total debt to recurring monthly revenues. Borrowers pay a variable commitment fee each quarter on the unused portion of the commitment equal to 37.5 basis points. Borrowers are subject to certain covenants and restrictions specified in the CIT Senior Loan, including covenants that restrict their ability to pay dividends, make certain distributions, pledge certain assets or repay certain indebtedness. As of September 30, 2005, the Company was in compliance with the above-referenced covenants.

As more fully described below (see “Subsequent Events”), on November 10, 2005, the Borrowers entered into a new senior secured revolving credit facility and a senior secured term loan.

Inventories

	September 30, 2005	December 31, 2004
	(dollars in thousands)	(dollars in thousands)
Aggregates and Sand	$1,188	$2,097
Block, Cement, and Material Supplies	706	940
Other Construction and Materials	145	264
Security Inventory	324	23

	$2,363	$3,324

Fair Value of Financial Instruments

The carrying amount of financial instruments, including cash, cash equivalents, the majority of the receivables net, other current assets, accounts payable trade and other, accrued expenses and other liabilities, and notes payable to banks approximated fair value at September 30, 2005 because of the short maturity of these instruments. The carrying amount of the credit facility approximated fair value at September 30, 2005.

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

Included in income tax expense for the third quarter of 2005 is $0.4 million related to the valuation of net operating losses based on certain tax positions taken by the Company.

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

The computation of weighted-average shares used in the calculation of basic and diluted income per share is as follows:

	(numbers in thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Weighted average shares outstanding used to calculate basic income per share	5,959	4,977	5,873	3,914
Dilutive effect of:
Options, warrants, and employee stock options	—	992	—	549

Weighted average shares outstanding used to calculate diluted income per share	5,959	5,969	5,873	4,463

For additional disclosures regarding the employee stock options, see the Company’s 2004 Form 10-K.

Comprehensive (Loss) Income

The Company’s total comprehensive (loss) income, comprised of net (loss) income and foreign currency translation adjustments, for the three and nine months ended September 30, 2005 and 2004 was as follows:

	(dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net (loss) income	$(1,784)	$3,597	$(3,769)	$4,353
Other comprehensive (loss) income Foreign currency translation adjustments	(12)	67	(520)	(203)

Total comprehensive (loss) income	$(1,796)	$3,664	$(4,289)	$4,150

Stock-Based Compensation

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations.” The following table illustrates the effect on net (loss) income and (loss) earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation”, to stock based compensation:

	(dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net (loss) income, as reported	$(1,784)	$3,597	$(3,769)	$4,353
Add: Total stock based employee compensation expense included in reported net income, net of tax	19	—	57	—

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(22)	(107)	(67)	(163)

Net (loss) income, as adjusted	$(1,787)	$3,490	$(3,779)	$4,190

Earnings per share:
Basic, as reported	$(.30)	$.72	$(.64)	$1.11
Diluted, as reported	(.30)	.60	(.64)	.98

Basic, as adjusted	(.30)	.70	(.64)	1.07
Diluted, as adjusted	(.30)	.58	(.64)	.94

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

Segment Reporting

The following sets forth the revenue and income before income taxes for each of the Company’s business segments for the three and nine months ended September 30, 2005 and 2004:

	(dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenue (including inter-segment)
Construction	$9,201	$7,766	$28,966	$16,561
Materials	6,222	7,501	20,310	21,437
Security	4,591	369	11,146	369
Other	65	74	542	80
Elimination of inter-company revenue	(9)	(47)	(206)	(286)

Total revenue	$20,070	$15,663	$60,758	$38,161

Operating (loss) income
Construction	$(3,268)	$1,879	$(979)	$3,578
Materials	(597)	(896)	(2,774)	(1,432)
Security	(217)	(98)	(175)	(98)
Other	(23)	6	15	(37)
Unallocated corporate overhead	(670)	(1,677)	(3,380)	(2,860)

Total operating loss	$(4,775)	$(786)	$(7,293)	$(849)

Other income, net	248	523	43	1,266

(Loss) income from continuing operations, before income taxes	$(4,527)	$(263)	$(7,250)	$417

			September 30, 2005	December 31, 2004
Assets
Construction			$22,428	$19,683
Materials			41,717	50,565
Security			56,258	6,654
Other			2,352	24,763

			$122,755	$101,665

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

	Three Months Ended		Nine Months Ended
	(dollars in thousands)		(dollars in thousands)
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenue by Geographic location
U.S. and its territories	$6,022	$1,628	$16,224	$3,302

Netherlands Antilles	2,812	2,624	10,522	7,370
Antigua and Barbuda	3,259	2,676	9,918	8,893
French West Indies	1,839	1,683	4,912	5,052
Bahamas	6,138	6,275	19,164	11,849
Other foreign areas	—	777	18	1,695

Total foreign countries	14,048	14,035	44,534	34,859

Total (including U.S)	$20,070	$15,663	$60,758	$38,161

	September 30, 2005	December 31, 2004
Long-lived assets, net, by geographic areas:
U.S. and its territories	$6,552	10,948

Netherlands Antilles	1,203	1,199
Antigua and Barbuda	9,482	8,314
French West Indies	1,564	1,635
Bahamas	5,912	5,649
Other foreign areas

Total foreign countries	18,161	16,797

Total (including U.S)	$24,713	$27,745

Pension

The Company has a defined benefit pension plan covering Antigua employees who meet certain minimum requirements and also maintains an accrual for retirement agreements with Company executives and certain other employees. This accrual is based on the life expectancy of these persons and an assumed weighted average discount rate of 4.49% for the U.S. pension. This rate was determined using the AA corporate bond rates as of September 30, 2005. Foreign pension assumes a discount rate of 8.0%. Should the actual longevity vary significantly from the United States insurance norms, or should the discount rate used to establish the present value of the obligation vary, the accrual may have to be significantly increased or diminished at that time. The net pension cost of the Company’s pension plans for the three and nine months ending September 30, 2005 and 2004 was as follows:

	(dollars in thousands)
	US Pension Three months ending		Foreign Pension Three months ending
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Weighted avg. discount rate	4.49%	4.53%	8.0%	8.0%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	0.0%	0.0%	3.0%	3.0%
Service cost	$22	$75	$42	$44
Net pension costs	$12	$78	$19	$200

	(dollars in thousands)
	US Pension Nine months ending		Foreign Pension Nine months ending
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Weighted avg. discount rate	4.49%	4.53%	8.0%	8.0%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	0.0%	0.0%	3.0%	3.0%
Service cost	$71	$121	$127	$127
Net pension cost	$154	$261	$79	$289

Business and Credit Concentrations

The Company’s customer base is primarily located in the Caribbean with the most substantial credit concentration within the Construction Division. Typically, customers within this division engage the Company to develop large marinas, resorts and other site improvements and consequently, make up a larger percentage of total sales. For the nine months ended September 30, 2005 and September 30, 2004, the Company reported revenue for two Bahamian customers of 21.9% and one Bahamian customer of 13.0%, respectively. For the three months ended September 30, 2005 and 2004, the Company reported revenue for two Bahamian customers of 20.7% and one Bahamian customer of 22.1% of total revenue, respectively. As of September 30, 2005 and 2004, the ongoing projects for the above mentioned customers had a backlog of $4.8 million and $7.7 million, respectively. A subsidiary, the Company’s Chairman of the Board and one of the Company’s former director’s estate are minority partners, and the Company’s Chairman of the Board is a member of the managing committee of the entity developing one of these projects. No single customer within the Materials or the Security Division accounted for more than 10% of total sales.

For the period ended September 30, 2005, there were no receivables from a single customer that represented more than 10% of total receivables with the exception of the customers mentioned above. As of September 30, 2005, the total receivable from these customers was $4.4 million consisting of $1.5 million of current accounts receivable and $2.9 million of notes receivable. As of December 31, 2004, the total receivable from these customers was $3.7 million consisting of $0.9 million of current accounts receivable and $2.8 million of notes receivable.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an Amendment of APB No. 29” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” This standard is effective for nonmonetary asset exchanges occurring after July 1, 2005. The adoption of this standard is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Subsequent Events

Credit Facility with CapitalSource Finance, LLC

On November 10, 2005, DSSC and its direct parent, Devcon Security Holdings, Inc. (“DSH”) (together, the “Borrowers”), both wholly owned subsidiaries of the Company, entered into a new senior secured revolving credit facility (the “Senior Loan”) provided by certain lenders and CapitalSource Finance, LLC serving as agent (“CapitalSource”). Additionally on November 10, 2005, the Borrowers entered into a senior secured term loan (the “Bridge Loan”), also provided by certain lenders and CapitalSource. Both the Senior Loan and the Bridge Loan are governed by the terms of a Credit Agreement (the “Credit Agreement”) dated as of November 10, 2005, by and among Borrowers and the Lenders signatory thereto from time to time, as Lenders (the “Lenders”). A portion of the proceeds from the Senior Loan and the Bridge Loan was used to finance the acquisition of the outstanding capital stock of Coastal Security Company (“Coastal”) on November 10, 2005 (see below) and a portion was used to repay in full amounts outstanding under the CIT Senior Loan, also on November 10, 2005. Upon repayment, the terms of the CIT Senior Loan and CIT Credit Agreement were extinguished.

The maximum amount available under the Senior Loan is $70 million dollars, but this amount may be increased up to $100 million dollars at the request of Borrowers if no Event of Default has occurred, the lenders’ prior written consent is obtained and certain other customary conditions are satisfied. Borrowers may draw amounts under the Senior Loan until November 8, 2008 and all amounts outstanding under the Senior Loan will be due on

November 9, 2008. The Senior Loan is secured by, among other things, a security interest in substantially all of the assets of Borrowers, including a first mortgage on certain real property owned by DSSC. The interest rate charged under the Senior Loan varies depending on the types of advances or loans Borrowers select under the Senior Loan. Borrowings under the Senior Loan may bear interest at the higher of (i) the prime rate as announced in the Wall Street Journal or (ii) the Federal Funds Rate plus 50 basis points, plus a spread which ranges from 150 to 425 basis points. Alternatively, borrowings under the Senior Loan may bear interest at LIBOR-based rates plus a spread which ranges from 325 to 575 basis points (LIBOR plus 575 basis points as of the date hereof). The spread depends upon DSH’s ratio of amounts outstanding under the Senior Loan, decreased by a factor of Qualified Wholesale RMR, to Qualified Retail RMR. Borrowers pay a variable commitment fee each quarter on the unused portion of the commitment equal to 37.5 basis points. Borrowers are subject to certain covenants and restrictions specified in the Senior Loan, including covenants that restrict their ability to pay dividends, make certain distributions, pledge certain assets or repay certain indebtedness.

The amount of the Bridge Loan is $8 million dollars and is repayable 120 days from closing (March 10, 2006) and bears interest at the prime rate as announced in the Wall Street Journal. The Bridge Loan is cross-collateralized to the Senior Loan and also carries (a) the guaranty of Devcon International Corp. and (b) a stock pledge from certain subsidiaries of Devcon International Corp., and (c) a negative pledge on the assets from certain subsidiaries of Devcon International Corp.

Acquisition of Coastal Security Company

On November 10, 2005, DSH acquired all of the outstanding capital stock of Boca Raton, Florida-based Coastal Security Company (“Coastal”) for $50.4 million in cash based substantially upon contractually recurring monthly revenue of $1.26 million. Coastal provides retail electronic security services to commercial and residential customers principally in South Florida, and wholesale monitoring services to dealers throughout the United States; Coastal provides monitoring and servicing to more than 165,000 security systems. The transaction was completed pursuant to the terms of that certain Purchase Agreement, dated as of November 10, 2005 (the “Purchase Agreement”), as amended. Other than the Purchase Agreement, there is no material relationship between the parties.

Definitive Merger Agreement to Acquire Guardian International, Inc.

On November 9, 2005, Devcon Acquisition, Inc. (“Devcon Acquisition”), an indirect wholly-owned subsidiary of Devcon International Corp., entered into a definitive merger agreement pursuant to which Devcon Acquisition will acquire all of the outstanding capital stock of Guardian International, Inc. for an estimated aggregate cash price of approximately $65.5 million, including certain Guardian debt obligations and expenses. Guardian, headquartered in Hollywood, Florida, provides electronic security services primarily in the State of Florida and in the New York-metropolitan area through its brands, Guardian International, Mutual Central Alarm Services and Stat-Land to over 40,000 homes and businesses. The Company made a $3.0 million deposit towards the cash price on signing of the merger agreement.

In order to obtain the necessary funds to complete the transaction, the Company will need to raise additional capital. It is anticipated that a combination of equity and debt will be raised. The Company currently anticipates that it will pursue a common equity offering and if the number of common shares to be issued in an offering exceeds 20% of the then-outstanding common shares, the approval of the Company’s shareholders will be required. The closing of the merger is contingent upon customary regulatory review and the approval by shareholders of Guardian, among other conditions. The Board of Directors of both companies have approved the transaction. The transaction is expected to close by March 2006.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, as well as the financial statements and related notes included in the Company’s 2004 Form 10-K. Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million.

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results, including revenues from the Company’s Construction, Materials and new Security Divisions, expenses, gross margins, cash flows, financial condition, and net income, as well as factors such as the Company’s competitive position, inventory levels, backlog, the demand for its products and services, customer base and the liquidity and needs of its customers, may differ materially from those contemplated by the forward-looking statements or those currently being experienced by the Company for a number of reasons, including but not limited to those set forth under “Factors Affecting Our Operating Results, Financial Condition, Business Prospects and Market Price of Stock” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the following:

•	The strength of the construction economies on various islands in the Caribbean, primarily in the United States Virgin Islands, Sint Maarten, St. Martin, Antigua, Puerto Rico and the Bahamas. The Company’s business is subject to economic conditions in its markets, including recession, inflation, deflation, general weakness in construction and housing markets and changes in infrastructure requirements.

•	The Company’s ability to maintain mutually beneficial relationships with key customers. The Company has a number of significant customers. The loss of significant customers, the financial condition of its customers or an adverse change to the financial condition of the Company’s significant customers could have a material adverse effect on its business or the collectibility of its receivables.

•	Unforeseen inventory adjustments or significant changes in purchasing patterns by the Company’s customers and the resultant impact on manufacturing volumes and inventory levels.

•	Adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors’ risk profiles. The Company has businesses in various foreign countries in the Caribbean. As a result, the Company is exposed to movements in the exchange rates of various currencies against the United States dollar. The Company believes its most significant foreign currency exposure is the Euro. However, management does not believe a change in the Euro exchange rate will materially affect the Company’s financial position or results of operations as the Company’s St. Martin operation, which reports in Euros, is less than 10% of the Company’s total operations.

•	The Materials and Security Divisions operate in markets which are highly competitive on the basis of price and quality. The divisions compete with local suppliers of ready-mix, and foreign suppliers of aggregates and concrete block. Competition from certain of these manufacturers has intensified in recent years and is expected to continue. The Construction Division has local and foreign competitors in its markets. Customer and competitive pressures sometimes have an adverse effect on the division’s pricing.

•	The Company’s foreign operations may be affected by factors such as tariffs, nationalization, exchange controls, interest rate fluctuations, civil unrest, governmental changes, limitations on foreign investment in local business and other political, economic and regulatory conditions, risks or difficulties.

•	The effects of litigation, environmental remediation matters, and product liability exposures, as well as other risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

•	The Company’s ability to generate sufficient cash flows to support capital expansion, business acquisition plans and general operating activities, and its ability to obtain necessary financing at favorable interest rates.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions, and restrictions on repatriation of foreign investments.

•	The outcome of the compliance review of the Company’s past EDC benefits and the application for the extension of those benefits in the U.S. Virgin Islands.

•	The impact of unforeseen events, including war or terrorist activities, on economic conditions and consumer confidence.

•	Interest rate fluctuations and other capital market conditions.

•	Construction contracts with a fixed price sometimes suffer penalties that cannot be recovered by additional billing, which penalties may be due to circumstances in completing construction work, errors in bidding contracts, or changed conditions.

•	Adverse weather conditions, specifically heavy rains or hurricanes, which could reduce demand for the Company’s products.

•	The Company’s ability to execute and profitably perform any contracts in the water desalination or sewage treatment business.

•	The Company’s ability to find suitable targets to purchase for the Security Division.

•	The Company’s ability to fully integrate new acquisitions.

•	The Company’s operations are highly dependent upon its ability to acquire adequate supplies of cement and sand. The Company has experienced, in the past, short term shortages of both cement and sand which, temporarily, adversely affected the Company’s operations.

•	The Company’s ability to raise additional capital to repay the Bridge Loan and consummate the Guardian acquisition.

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

Critical Accounting Policies And Estimates

The Company’s discussion of its financial condition and results of operations is an analysis of the condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistently applied. Although the Company’s significant accounting policies are described in Note 1 of the notes to the Company’s consolidated financial statements included in its Consolidated Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the following discussion is intended to describe those accounting policies and estimates most critical to the preparation of the Company’s unaudited condensed consolidated financial statements. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowance for credit losses, inventories and loss reserve for inventories, cost to complete construction contracts, assets held-for-sale, intangible assets, income taxes, taxes on un-repatriated earnings, warranty obligations, impairment charges, business divestitures, pensions, deferral compensation and other employee benefit plans or arrangements, environmental matters, and contingencies and litigation. The Company bases its estimates on historical experience and on various other factors that the Company believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Notes receivable are recorded at cost. Management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, it is written down by the amount of the impairment which is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate.

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

The Company has a defined benefit pension plan covering Antigua employees who meet certain minimum requirements and also maintains an accrual for retirement agreements with Company executives and certain other employees. This accrual is based on the life expectancy of these persons and an assumed weighted average discount rate. Should the actual longevity vary significantly from the United States insurance norms, or should the discount rate used to establish the present value of the obligation vary, the accrual may have to be significantly increased or diminished at that time.

A valuation allowance is recorded to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such a determination is made.

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

Goodwill and other intangible assets have been acquired in a purchase business combination. Some of these assets the Company determine to have an indefinite useful life and are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB 142. This testing is based on subjective analysis and may change from time to time. Other identifiable intangible assets with estimatable useful lives are amortized over their respective estimated useful lives. The review of impairment and estimation of useful life is subjective and may change from time to time. The Company completed its annual impairment testing as of June 30, 2005, noting no impairment of these assets.

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

Comparison Of Three Months Ended September 30, 2005 With Three Months Ended September 30, 2004

Summary

In the third quarter of 2005, consolidated revenue from continuing operations amounted to $20.1 million, an increase of $4.4 million or approximately a 28% increase when compared to the three months ended September 30, 2004 revenue from continuing operations of $15.7 million. This revenue increase was principally due to an increase of $4.2 million in revenue recorded by the Security Division. The Security Division revenue was primarily a result of the acquisition of Starpoint Limited’s (“Starpoint”) electronic security services operations. Security Equipment Corporation, Inc. (“SEC”), the Company’s initial security acquisition, and Starpoint were acquired on July, 31, 2004 and February 28, 2005, respectively. These acquisitions were accounted for utilizing the purchase method of accounting. The results of these operations are included in the financial statements only from the respective acquisition dates. During the three months ended September 30, 2005, the Company recognized an operating loss from continuing operations of $4.8 million compared to $0.8 million during the comparable period in

2004, an increased loss of $4.0 million. This increase was principally due to a $5.1 million reduction in the Construction Division’s operating income due to certain operational difficulties encountered on a marina project currently being worked on in the U.S. Virgin Islands. Offsetting this increase was a decrease in corporate administrative expense of $1.0 million principally due to reduction in charges for distribution of warrants and bad debt expense. In addition during the same period in 2004, the Company incurred an expense of $0.4 million of option expense. During the three months ended September 30, 2005, other non-operating income amounted to $0.2 million compared to $0.5 million during the comparable three months ended September 30, 2004. This $0.3 million decrease is principally due to a decrease in interest income earned, principally on notes receivable due from the Government of Antigua and Barbuda, which were settled during the fourth quarter of 2004, and $0.5 million additional interest expense incurred as a result of the Starpoint acquisition. The Company recorded a tax benefit from continuing operations during the third quarter of 2005 amounting to $1.3 million compared to a benefit of $1.6 million in the comparable period in 2004. As a result of the items discussed above, the Company, for the three months ended September 30, 2005, recorded a net loss from continuing operations of $3.2 million compared to net income from continuing operations of $1.3 million during the comparable period in 2004. During the three months ended September 30, 2005 and 2004 the Company recognized income from discontinued operations, net of tax, of $1.5 million and $2.3 million, respectively.

Revenue

Consolidated revenue from continuing operations during the third quarter of 2005 amounted to $20.1 million, as compared to $15.7 million during the same period in 2004. This increase was primarily due to an increase of $1.4 million recorded by the Construction Division, an increase of $4.2 million in the Security Division and a decrease of $1.3 million in the Materials Division.

The Construction Division’s revenue increased approximately 18% to $9.2 million during the third quarter of 2005 when compared to $7.7 million for the comparable period in 2004. This increase was principally due to increased revenue generated by construction contracts in Sint Maarten and the U.S. Virgin Islands, offset by slightly lower revenue recorded in the Bahamas. The division’s backlog of contracts at September 30, 2005 was $17.6 million, involving 17 contracts. The division is actively bidding and negotiating additional projects in areas throughout the Caribbean and, since September 30, 2005, has added one additional contract and change order in the Bahamas totaling $4.5 million.

The Materials Division continuing operations revenue decreased 16.7% to $6.2 million during the third quarter of 2005 when compared to $7.5 million for the comparable period in 2004. This was principally attributable to a decrease in the combined operations on Sint Maarten/St. Martin of 23.0% or $0.9 million, due to shortages of cement supply which were experienced in 2004 and have continued in 2005 and which have added to operational inefficiencies and declining sales. Management is continuing to implement an alternative sourcing strategy for cement, which it believes should help in minimizing potential outages in the future. Given the current worldwide demand for cement and the pressures on supply, there can be no assurances cement outages will not happen from time to time in the future.

Revenue from the Security Division amounted to $4.6 million, which is comprised of contractual recurring revenue for the monitoring and maintenance of security systems at subscribers premises (“RMR”), billable services performed on a time and materials basis (“Service Revenue”) and net installation revenue after taking into effect the requirements of SAB 104, which requires the deferral of certain revenue and related costs until services have been fulfilled. During the third quarter the division recorded RMR and Service Revenue totaling $4.2 million and net installation revenue of $0.4 million. The revenue in 2005 is a result of the Company’s acquisitions of SEC and Starpoint’s electronic security services operations. SEC and Starpoint were acquired by the Company on July 31, 2004 and February 28, 2005, respectively. These acquisitions were accounted for utilizing the purchase method of accounting. The results of these operations are included in the Company’s financial statements only from their respective acquisition dates

Cost of Construction

Cost of Construction as a percentage of Construction revenue increased 57% to 125% during the third quarter of 2005 from 68% percent during the same period in 2004. The increase is principally attributable to a substantial increase in the estimated costs to complete a marina project in the U.S Virgin Islands as a result of operational difficulties. As a result of this matter, the gross margin was reduced by approximately $3.0 million during the quarter. The division also needed to perform additional work in excess of estimated cost of approximately $0.3 million, on certain projects in the Bahamas. In addition, the Construction Division continued to experience declining margins due to the completion of high margin projects that are being replaced by lower margin projects.

Cost of Materials

Cost of Materials for continuing operations as a percentage of revenue increased to 85.8% during the third quarter of 2005 from 83.4% during the same period in 2004. Continued delays and shortages in cement supply experienced in 2004 have continued and added to operational inefficiencies and cost. Management is continuing to implement an alternative sourcing strategy for cement, which it believes should help in minimizing potential outages in the future. Given the current worldwide demand for cement and the pressures on supply there can be no assurances that cement outages will not happen from time to time in the future.

Cost of Security

Cost of Security amounted to $2.0 million or 43.2 % of revenue. Included in this cost are the direct costs incurred to monitor and service security systems installed at subscriber premises, as well as the net direct costs incurred with the installation of new security systems after taking into consideration the effects of SAB 104. This cost arises as a result of the Company’s acquisitions of SEC and Starpoint’s electronic security services operations. SEC and Starpoint were acquired by us on July 31, 2004 and February 28, 2005, respectively.

Operating Expenses

Selling, general and administrative expense (“SG&A expense”) during the third quarter of 2005 increased $2.1 million to $6.0 million when compared to $3.9 million for the comparable period in 2004. The increase of $2.1 million was due to an increase in the Construction Division of $0.3 and $2.6 million of SG&A expense incurred by the Security Division, offset by a decrease of $1.0 million in corporate overhead. The corporate overhead decrease is principally due to a reduction in wages and additional expenses recorded in 2004, including of $0.4 million charge for distribution of warrants and bad debt expense of $0.2 million. Included in the Security Division’s SG&A is $1.1 of amortization expense associated with the amounts allocated, based upon an independent appraisal, to contractual agreements and customer relationships acquired and $0.4 million of direct selling expense after considering the effects of SAB 104. The Security Division SG&A was a result of the acquisition of Starpoint and SEC.

Severance and retirement decreased $0.8 million when compared to the same period in 2004. This was primarily due to a charge of $0.5 million in the third quarter of 2004 related to the separation agreement with the chief financial officer.

Operating Loss

For the three months ended September 30, 2005, the Company recorded an Operating loss from continuing operations of $4.8 million, compared to $0.8 million for the comparable period in 2004. During the period, the Construction Division reported operating loss of $3.3 million, a decrease of $5.2 million when compared to operating income of $1.9 million for the comparable period in 2004. This decrease is principally attributed to a substantial increase in the estimated costs to complete a marina project in the U.S. Virgin Islands as a result of operational difficulties. As a result of this matter, the gross margin was reduced by approximately $3.0 million during the quarter. The division also needed to perform additional work in excess of prior estimated cost of approximately $0.3 million, on certain projects in the Bahamas. As anticipated, the Construction Division was also affected by declining margins due to the completion of high margin projects that are being replaced by lower margin projects.

The Materials Division reported an operating loss from continuing operations of $0.6 million for the third quarter of 2005, compared to $0.9 million during the comparable period in 2004. This decrease in the division’s operating loss is primarily attributable to a reduction of operating income of $0.2 million reported by operations on Puerto Rico, offset by increases reported by the Sint Maarten/St. Martin and Antigua operations of $0.3 million each.

In the Materials Division, management is continuing to implement new procedures and financial controls. During the quarter management has been able to implement a portion of the necessary changes to improve profitability, which include a combination of price increases and operating expense reductions. The Company expects that the Materials operations conducted in Sint Maarten/St. Martin and Puerto Rico will continue to incur operating losses throughout 2005, however, with respect to Sint Maarten/St. Martin operations, the Company currently anticipates that the operating losses to be incurred in the fourth quarter should be at the same level to those experienced during the third quarter of 2005, which were at a reduced level from those experienced during the first and second quarters of 2005.

The Security Division reported an operating loss of $0.2 million during the third quarter of 2005. This result includes $1.1 million of amortization expense associated with the contractual agreements and customer relationships acquired and a net loss on the installation of new security systems amounting to $0.5 million, after considering the effects of SAB 104.

Other Income (Expense)

Other non-operating income amounted to $0.2 million for the third quarter of 2005 compared to $0.5 million for the same period in 2004. This decrease is principally due to a decrease in the interest income recognized on the note receivable from the Government of Antigua and Barbuda (“Government”), which was settled during the fourth quarter of 2004, and by the increased interest expense incurred on long term debt associated with the financing of the Starpoint acquisition. The interest expense charge relating to the financing amounted to $0.5 million, during the third quarter of 2005. The company also recognized the gain on the sale of property owned by an unconsolidated joint venture of $0.4 million in the third quarter of 2005.

Income Taxes

In February 2005, one of the Company’s Antiguan subsidiaries declared and paid a $16.0 million gross dividend, of which $4.0 million was withheld for Antiguan withholding taxes. The withholding taxes were deemed paid by utilization of a portion of a $7.5 million tax credit received as part of a Satisfaction Agreement which was entered into between the Company, its Antiguan subsidiaries and the Government of Antigua and Barbuda in December 2004. In the first quarter of 2005, the Company determined that it had available foreign tax credits to offset the income tax payable on the Antiguan dividend repatriation, which was accrued by the Company in the fourth quarter of 2004.

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

Included in income tax expense for the third quarter of 2005 is $0.4 million related to the valuation of net operating losses based on certain tax positions taken by the Company.

Comparison Of Nine Months Ended September 30, 2005 With Nine Months Ended September 30, 2004

Summary

In the first nine months of 2005, consolidated revenue from continuing operations amounted to $60.8 million, an increase of $22.6 million or approximately a 59.2% increase when compared to the first nine months of 2004 consolidated revenue from continuing operations of $38.2 million. This revenue increase was principally due to an increase of $12.5 million in revenue recorded by the Construction Division and $10.8 million increase in revenue recorded by the Security Division. The Security Division revenue was primarily a result of the acquisition of Starpoint and SEC. These acquisitions were accounted for utilizing the purchase method of accounting. The results of these operations are included in the Company’s financial statements only from the respective acquisition dates. Operating income for the nine months ended September 30, 2005 decreased $6.5 million to operating loss of $7.3 million when compared to an operating loss for the comparable period in 2004 of $0.8 million. This decrease was principally due to an operating loss incurred by the Construction Division amounting to $1.0 million, compared to an operating income of $3.6 million during the comparable period in 2004 due to certain operational difficulties encountered on a marine project currently being worked in the U.S. Virgin Islands. In addition, the Material Division operating income was reduced by $1.3 million, as well as an increase of $0.5 million in corporate administrative expenses. Other income decreased $1.2 million to a non-operating income of $42,600, due to a decrease in interest income earned principally on notes receivable due from the Government of Antigua and Barbuda, which were settled during the fourth quarter of 2004, and additional interest expense incurred as a result of the Starpoint acquisition. As a result, the net loss from continuing operations for the nine months ended September 30, 2005 was $5.9 million compared to net income of $1.3 million during the comparable period in 2004.

Revenue

Consolidated revenue from continuing operations for the nine months ended September 30, 2005 amounted to $60.8 million as compared to $38.2 million during the same period in 2004. This increase was primarily due to an increase of $12.5 million recorded by the Construction Division, an increase of $10.8 million in the Security Division and a decrease of $1.2 million in the Materials Division.

The Construction Division revenue increased by approximately 76.2% to $29.0 million during the first nine months of 2005, when compared to $16.4 million for the comparable period in 2004. This increase was principally due to increased revenue generated by construction contracts in the Bahamas and the US Virgin Islands, offset by lower revenue recorded in Antigua. The division’s backlog of contracts at September 30, 2005 was $17.6 million, involving 17 contracts. The division is actively bidding and negotiating additional projects in areas throughout the Caribbean and, since September 30, 2005, has added one additional contract and change order in the Bahamas totaling $4.5 million.

The Materials Division continuing operations revenue decreased 5.0% to $20.1 million during the first nine months of 2005 when compared to $21.2 million for the comparable period in 2004. This decrease is attributable to shortages of cement supply which were experienced in 2004 and have continued in 2005 and which have added to operational inefficiencies and declining sales. Management is continuing to implement an alternative sourcing strategy for cement, which it believes should help in minimizing potential outages in the future. Given the current worldwide demand for cement and the pressures on supply there can be no assurances that cement outages will not happen from time to time in the future.

Revenue from the Security Division amounted to $11.1 million. This revenue resulted from the acquisitions of SEC and Starpoint. SEC and Starpoint were acquired by us on July 31, 2004 and February 28, 2005, respectively. These acquisitions were accounted for utilizing the purchase method of accounting. The results of these operations are included in the Company’s financial statements only from their respective acquisition dates.

Cost of Construction

Cost of Construction as a percentage of Construction revenue increased 28.0% to 94.0% during the nine months ended September 30, 2005 from 66.0% percent during the same period in 2004. The increase is principally attributable to a substantial increase in the estimated costs to complete a marina project in the U.S Virgin Islands as a result of operational difficulties. As a result of this matter, the gross margin was reduced by approximately $4.8 million, during the first nine months. The division also needed to perform additional work in excess of estimated cost of approximately $0.6 million, on certain projects in the Bahamas. In addition, the Construction Division continued to experience declining margins due to the completion of high margin projects that are being replaced by lower margin projects.

Cost of Materials

Cost of Materials as a percentage of revenue increased to 92.1% during the first nine months of 2005 from 80.9% during the same period in 2004. This resulted from continued delays and shortages in cement supply which were experienced in 2004 and have continued in 2005 and which added to operational inefficiencies and cost. Management is continuing to implement an alternative sourcing strategy for cement, which it believes should help in minimizing potential outages in the future. Given the current worldwide demand for cement and the pressures on supply there can be no assurances that cement outages will not happen from time to time in the future.

Cost of Security

Cost of Security amounted to $4.7 million or 42.4% of revenue during the first nine months of 2005. Included in this cost are the direct costs incurred to monitor and service security systems installed at subscriber premises, as well as the net direct costs incurred with the installation of new security systems after taking into consideration the effects of SAB 104. This cost arises as a result of the acquisitions of SEC and Starpoint’s electronic security services operations. SEC and Starpoint were acquired by us on July 31, 2004 and February 28, 2005, respectively.

Operating Expenses

Selling, general and administrative expense (“SG&A expense”) during the first nine months of 2005 increased $7.2 million to $16.6 million when compared to $9.4 million for the comparable period in 2004. The increase is attributed to an increase in corporate overhead of $0.5 million, an increase in the Construction Division of $0.6 million and $6.4 million of additional SG&A expense incurred by the Security Division.

Severance and retirement decreased $0.6 million when compared to the same period in 2004. This was primarily due to a charge of $0.2 million in the third quarter of 2004 related to the separation agreements with senior management.

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

Operating Loss

Operating loss for the first nine months of 2005 amounted to $7.3 million, compared to an operating loss of $0.8 million for the comparable period in 2004. The Construction Division reported a decrease in operating income of $4.6 million to an operating loss of $1.0 million during the first nine months of 2005, compared to operating income of $3.6 million for the comparable period in 2004. The decrease is principally attributable to a substantial increase in the estimated costs to complete a marina project in the U.S Virgin Islands as a result of operational difficulties. As a result of this matter, the gross margin was reduced by approximately $4.8 million during the first nine months. The division also needed to perform additional work in excess of original estimated cost of approximately $0.6 million, on certain projects in the Bahamas. In addition, the Construction Division continued to experience declining margins due to the completion of high margin projects that are being replaced by lower margin projects.

The Materials Division continuing operations reported a $2.8 million operating loss during the first nine months of 2005, compared to $1.4 million during the comparable period in 2004. This increase in the division’s operating loss is primarily attributable to increases in operating losses incurred in the division’s Sint Maarten/St. Martin, and Puerto Rico operations. Puerto Rico’s operating loss increased $0.5 million due to decreased revenue from their largest customer. Sint Maarten/St. Martin’s operating loss increased $1.2 million, principally due to an increase in overhead expenses and production cost.

In the Materials Division, management is continuing to implement new procedures and financial controls. During the second and third quarter of 2005, management has been able to implement a portion of the necessary changes to improve profitability, which include a combination of price increases and operating expense reductions. The Company expects the Materials operations conducted in Sint Maarten/St. Martin and Puerto Rico will continue to incur operating losses throughout 2005, however, with respect to Sint Maarten/St. Martin operations, the Company currently anticipates that the operating losses to be incurred in the fourth quarter should be at the same level to those experienced during the third quarter of 2005, which were at a reduced level from those experienced during the first and second quarters of 2005.

During the first nine months of 2005, the Security Division reported an operating loss of $0.2 million. This result includes $2.4 million of amortization expense associated with the contractual agreements and customer relationships acquired and net loss on the installation of new security systems amounting to $1.1 million after considering the effects of SAB 104. The results include the acquisitions of Starpoint’s electronic security services operations acquired by the Company on February 28, 2005. In addition, the division incurred approximately $0.1 million of expense associated with the contractual commitment to cease using the name “Adelphia Security” or any variation thereof by May 31, 2005 and other matters. In addition, during May 2005 the division sold to a third party for net $1.7 million cash, subject to certain adjustments, the Buffalo operation acquired as part of the Starpoint acquisition. Cash consideration received at closing amounting to $1.3 million was utilized to reduce debt outstanding under the CIT credit facility and the remaining balance was placed in an escrow account for twelve months to be available to satisfy any post-closing adjustments. Approximately $62,000 of RMR was sold with the Buffalo operation.

Other Income (Deductions)

Other non-operating income amounted to $42,600 for the nine months ended September 30, 2005 as compared to $1.3 million for the same period in 2004. This decrease is principally due to a decrease in interest income recognized on the note receivable from the Government of Antigua and Barbuda (“Government”), which was settled during the fourth quarter of 2004, and by the increased interest expense incurred on the long term debt associated with the financing of the Starpoint acquisition. The interest expense charge relating to the Starpoint acquisition amounted to $1.1 million, for the nine months ended September 30, 2005. The company also recognized the gain on the sale of property owned by an unconsolidated joint venture of $0.4 million in the third quarter of 2005.

Income Taxes

In February 2005, one of the Company’s Antiguan subsidiaries declared and paid a $16.0 million gross dividend, of which $4.0 million was withheld for Antiguan withholding taxes. The withholding taxes were deemed paid by utilization of a portion of a $7.5 million tax credit received as part of a Satisfaction Agreement which was entered into between the Company, its Antiguan subsidiaries and the Government of Antigua and Barbuda in December 2004. In the first quarter of 2005, the Company determined that it had available foreign tax credits to offset the income tax payable on the Antiguan dividend repatriation, which was accrued by the Company in the fourth quarter of 2004.

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

Included in income tax expense for the nine months ended September 30, 2005 is $0.4 million related to the valuation of net operating losses based on certain tax positions taken by the Company.

Liquidity and Capital Resources

The Company generally funds its working capital needs from operations and bank borrowings. In the construction business, considerable funds are expended for equipment, labor and supplies. In the Construction Division, the capital needs are greatest at the start of a new contract, since generally the division must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is usually withheld as retainage until the work is complete. The Company sometimes provides long-term financing to customers who utilize the Construction Division’s services. During the first nine months of 2005, the Company financed $2.0 million for such contracts. The outstanding balance of financed construction contracts as of September 30, 2005 was $3.9 million, all of which is due to be paid at different times within the next three years. Accounts receivable for the Materials operation are typically established with terms between 30 and 45 days, but are typically outstanding for a minimum of 60 days. Accounts receivable for the Security Division are typically outstanding less than 30 days. Accounts receivable increased during the third quarter due to a $10.4 million receivable from the sale of assets to Heavy Materials, LLC. This receivable was collected in October 2005.

The Construction and Materials Divisions require continuing investment in plant and equipment, along with the related maintenance and upkeep costs. Purchases of equipment and land totaled $8.3 million during the first nine months this year. The high volume of purchases of equipment is due to increased work in the Construction Division. The Company continues to fund most of these expenditures out of its current working capital. Management believes the cash flow from operations, existing working capital, and funds available from lines of credit will be adequate to meet the Company’s needs during the next 12 months. Historically, the Company has used a number of lenders to finance a portion of its machinery and equipment purchases; however, there are no outstanding amounts owed to these lenders as of September 30, 2005. Management believes it has the collateral and financial stability to be able to obtain financing, should it be required, although no assurance can be made that such will be available or on terms acceptable to the Company. The Security Division is expected to make investments in its subscriber base during 2005 relating to installation activity.

As of September 30, 2005, the Company’s liquidity and capital resources included cash and cash equivalents of $7.9 million and working capital of $28.7 million. As of September 30, 2005, total outstanding liabilities were $48.7 million. As of September 30, 2005, the Company had availability under its lines of credit totaling $5.8 million.

Cash used to fund operating activities for the nine months ended September 30, 2005 were $4.0 million compared to $5.0 million provided by operating activities for the same period in 2004. The primary uses of cash for the first nine months in 2005 were increased cost and estimated earnings in excess of billings and notes receivable of $2.6 million and $1.9 million, respectively. The primary source of cash was an increase in accounts payable and accruals of $2.3 million.

Net cash used in investing activities was $47.5 million in the first nine months of 2005. Purchases of property, plant and equipment were $8.5 million and cash used in business acquisitions was $41.1 million.

Net cash provided by financing activities was $24.3 million for the first nine months of 2005, consisting primarily of the long-term debt.

The Company’s accounts receivable averaged 48 days of sales outstanding (DSO) as of September 30, 2005. This is a decrease of 18 days compared to 65 days at the end of December 2004. The Materials Division accounts receivable remained in excess of 60 days, mainly due to slower collections on Sint Maarten /St. Martin. The improvement in DSO was primarily due to the addition of the Security Division.

The Company has an unsecured credit line of $1.0 million with a bank in Florida. The credit line was renewed in June 2005 for a one year period. The bank can demand repayment of the loan and cancellation of the overdraft facility, if certain financial or other covenants are in default. The credit line was amended on November 15, 2005 so the Company is in compliance with all covenants. There was a $0.8 million outstanding balance as of September 30, 2005. The interest rate on indebtedness outstanding under the credit line is at a rate variable with LIBOR. No assurance can be made that this line will be renewed under similar terms and conditions.

In February 2005 the Company acquired certain net assets of the electronic security services operation of Adelphia Communications Corporation. This acquisition was financed through available cash and a senior secured revolving credit facility (the “CIT Loan”) provided by certain lenders and CIT Financial USA, Inc., serving as agent (“CIT”). The maximum amount available under the CIT Loan is thirty-five million dollars ($35.0 million), but this amount may be increased to fifty million dollars ($50.0 million) at the request of the Company’s subsidiary borrowers if no Event of Default has occurred, the Lenders’ prior written consent is obtained and certain other customary conditions are satisfied. Borrowers may draw amounts under the CIT Loan until March 30, 2007 and all amounts outstanding under the CIT Loan will be due on February 28, 2011. The CIT Loan is secured by, among other things, a security interest in substantially all the assets of Borrowers, including a first mortgage on certain real property owned by DSSC. The interest rate charged under the CIT Loan varies depending on the types of advances or loans Borrowers select under the CIT Loan. Borrowings under the CIT Loan may bear interest at the higher of (i) the prime rate as announced in the Wall Street Journal or (ii) the Federal Funds Rate plus 50 basis points, plus a spread which ranges from 125 to 300 basis points. Alternatively, borrowings under the CIT Loan may bear interest at LIBOR-based rates plus a spread which ranges from 250 to 425 basis points (LIBOR plus 425 basis points as of the date hereof). The spread depends upon DSH’s ratio of total debt to recurring monthly revenues. Borrowers pay a variable commitment fee each quarter on the unused portion of the commitment equal to 37.5 basis points. Borrowers are subject to certain covenants and restrictions specified in the CIT Loan, including covenants that restrict their ability to pay dividends, make certain distributions, pledge certain assets or repay certain indebtednesses. As of September 30, 2005, the Company had $23.3 million outstanding on this facility.

As more fully described in “Subsequent Events”, on November 10, 2005, DSSC and its direct parent, Devcon Security Holdings, Inc. (“DSH”) (together, the “Borrowers”), entered into a new senior secured revolving credit facility (the “Senior Loan”). Additionally on November 10, 2005, the Borrowers entered into a senior secured term loan (the “Bridge Loan”). Both the Senior Loan and the Bridge Loan are governed by the terms of a Credit Agreement (the “Credit Agreement”) dated as of November 10, 2005, by and among Borrowers and the Lenders signatory thereto from time to time, as Lenders (the “Lenders”). A portion of the proceeds from the Senior Loan and the Bridge Loan was used to finance the acquisition of the outstanding capital stock of Coastal Security Company (“Coastal”) on November 10, 2005 and a portion was used to repay in full amounts outstanding under the CIT Senior Loan, also on November 10, 2005. Upon repayment, the terms of the CIT Senior Loan and CIT Credit Agreement were extinguished.

The Company believes the senior loan provides the Company with sufficient future availability as it grows its RMR base to fund its operations. Repayment of the bridge loan may require the Company to raise additional capital although, no assurance can be made that such will be available or on terms acceptable to the Company.

On June 6, 1991, the Company issued a promissory note in favor of Donald L. Smith, Jr., the Company’s Chairman, in the aggregate principal amount of $2.1 million. The note provided that the balance due under the note was due on January 1, 2004, but this maturity date was extended by agreement between Mr. Smith and the Company to October 1, 2006. The note is unsecured and bears interest at the prime rate. Presently $1.7 million is outstanding under the note. The balance under the note becomes immediately due and payable upon a change of control (as defined in the note). However, under the terms of a guarantee dated March 10, 2004, by and between the Company and Mr. Smith where Mr. Smith guarantees a receivable from Emerald Bay Resort amounting to $2.4 million, Mr. Smith must maintain collateral in the amount of $1.7 million. The note defines a “change of control” as the acquisition or other beneficial ownership, the commencement of an offer to acquire beneficial ownership, or the filing of a Schedule 13D or 13G with the SEC indicating an intention to acquire beneficial ownership, by any person or group, other than Mr. Smith and members of his family, of 15% or more of the outstanding shares of the Company’s common stock.

The Company has entered into retirement agreements with certain existing and retired executives of the Company. The net present value of future liabilities for these arrangements as of September 30, 2005 was $3.7 million, of which $1.9 million is for the Chairman. The Company has used an average discount rate of 4.49 percent, determined using the AA corporate bond rates as of September 30, 2005, and standard mortality tables to estimate these liabilities.

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

During the second quarter of 2002, the Company issued a construction contract performance guaranty together with one of the Company’s customers for $5.1 million. The Company issued a letter of credit for $0.5 million, which was cancelled in November 2004, as collateral for the transaction and has not had any expenses in connection with this transaction. The construction project was substantially complete as of October 1, 2003, however the construction contract provides for a guarantee of materials and workmanship for a period of two years subsequent to the issuance of a certificate of occupancy. If the owner of the project does not declare a default during a one-year period, the letter of credit will be voided. The Company received an up front fee of $0.2 million. At the same time, a long-term liability of the same amount was recorded. During the third quarter it was determined that no obligation exists for the project, and the Company recognized $0.2 million of other income.

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

As of January 1, 2003, the Company entered into a payment deferral agreement with a resort project in the Bahamas, in which the Company’s Chairman, one of the Company’s former director’s estate and a Company subsidiary are minority partners. Several notes, which are guaranteed partly by certain owners of the project, evidence the loan totaling $2.5 million and the Chairman of the Company has issued a personal guarantee for the total amount due under this loan agreement to the Company. The current balance, including accrued interest, is $2.9 million.

The Company has various construction contracts with an entity in the Bahamas. The Company’s Chairman, a former director’s estate and a subsidiary of the Company are minority shareholders in the entity, owning 11.3 percent, 1.55 percent and 1.2 percent, respectively. Mr. Smith, the Chairman, is also a member of the entity’s managing committee. The contract for $29.3 million was completed during the second quarter of 2004. The

Company entered into various smaller contracts with the entity the first half of 2004, totaling $1.0 million, which have all been completed. In April 2004, the Company entered into a $13.0 million contract to construct a marina and breakwater for the same entity. The entity secured third-party financing for this latter contract. The Company entered into a vertical construction contract with another entity for $3.0 million during the second quarter of 2005. The Company’s Chairman is a partner of this entity. In connection with contracts with the entities in the Bahamas, the Company recorded revenue of $6.5 million for each of the nine months ended September 30, 2004 and 2005, and $4.4 million and $0.1 million for the three month period ended September 30, 2004 and 2005, respectively.

The outstanding balance of trade receivables from the entity in the Bahamas was $0.6 million and $1.0 million as of September 30, 2005 and December 31, 2004, respectively. The outstanding balance of note receivables was $2.9 million and $2.8 million as of September 30, 2005 and December 31, 2004, respectively. The Company has recorded interest income of $57,000 and $165,000 for the three and nine month periods ended September 30, 2005 compared to $52,000 and $154,000 for the three and nine month periods ending September 30, 2004. The billings in excess of cost and estimated earnings, net, was $10,000 as of September 30, 2005. The billings in excess of costs and estimated earnings, net, was $0.5 million as of December 31, 2004. Mr. Smith has guaranteed the payment of the receivables from the entity, up to a maximum of $2.5 million, including the deferral agreement described above.

On June 6, 1991, the Company issued a promissory note in favor of Donald Smith, Jr., the Company’s Chairman, in the aggregate principal amount of $2.1 million. The note provided that the balance due under the note was due on January 1, 2004, but this maturity date has been extended by agreement between Mr. Smith and the Company to October 1, 2006. The note is unsecured and bears interest at the prime rate. Presently $1.7 million is outstanding under the note. The balance under the note becomes immediately due and payable upon a change of control (as defined in the note). However, under the terms of a guarantee dated March 10, 2004, by and between the Company and Mr. Smith, where Mr. Smith guarantees a receivable from Emerald Bay Resort amounting to $2.4 million, Mr. Smith must maintain collateral in the amount of $1.7 million. The note defines a “change of control” as the acquisition or other beneficial ownership, the commencement of an offer to acquire beneficial ownership, or the filing of a Schedule 13D or 13G with the SEC indicating an intention to acquire beneficial ownership, by any person or group, other than Mr. Smith and members of his family, of 15% or more of the outstanding shares of the Company’s common stock.

Company policies and codes provide that related party transactions be approved in advance by either the Audit Committee or a majority of disinterested directors. As indicated, the Company has a construction contract totaling $29.3 million with an entity in the Bahamas in which the Company’s Chairman and a former director’s estate are minority shareholders. During the last half of 2003 and the first half of 2004, a Company subsidiary commenced certain additional work for this entity for it; which it has billed or is billing approximately $1.0 million, all of which has been paid through November 5, 2004. The Company did not obtain Audit Committee approval prior to doing the additional work. Subsequently, the Audit Committee has reviewed the work and determined that the terms and conditions under which the Company entered into such work were similar to the terms and conditions of work the Company has agreed to perform for unrelated third parties. Mr. Smith guaranteed $0.3 million of the amount due for this work, and due to failure of the entity to pay the invoice, Mr. Smith paid said amount to the Company in November 2004.

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

On August 24, 2005, the Company recorded a gain of $0.4 million on the sale of property owned by an unconsolidated joint venture. One of the Company’s directors owns a 5% interest in the partnership.

On August 12, 2005, Devcon International Corp. (the “Company”) entered into a Management Services Agreement, dated as of August 12, 2005 (the “Management Agreement”), with Royal Palm Capital Management, LLLP (“Royal Palm”), to provide management services assisting the Company with, among other matters, establishing certain office, accounting and administrative procedures, obtaining financing relating to business operations and acquisitions, developing and implementing advertising, promotional and marketing programs, facilitating certain securities matters (both proposed offerings and ongoing compliance issues) and future acquisitions and dispositions, developing tax planning strategies, and formulating risk management policies. Under the terms of the Management Agreement, the Company shall pay Royal Palm a management fee in the amount of $30,000 per month. In connection with this agreement the Company incurred $90,000 and $165,000 during the three months and nine months ending September 30, 2005.

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

The Company’s exposure to market risk resulting from changes in interest rates results from the variable rate of the Company’s senior secured revolving credit facility, as an increase in interest rates would result in lower earnings and increased cash outflows. The interest rate on the Company’s senior secured revolving credit facility is payable at variable rates indexed to LIBOR. The effect of each 1% increase in the LIBOR rate on the Company’s senior secured revolving credit facility would result in an annual increase in interest expense of approximately $0.5 million. Based on the U.S. yield curve as of December 31, 2004 and other available information, the Company projects interest expense on its variable rate debt to increase approximately $2.0, $3.6, $0.0 and $0.0 million for the years ended December 31, 2005, 2006, 2007 and 2008, respectively.

The Company has significant operations overseas. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. The foreign functional currencies that the Company deals with are Netherlands Antilles Guilders, Eastern Caribbean Units and Euros. The first two are pegged to the U.S. dollar and have remained fixed for many years. Management does not believe a change in the Euro exchange rate will materially affect the Company’s financial position or results of operations. The Company’s St. Martin operation, which reports in Euros, is less than 10% of the Company’s total operations. During the nine month period ended September 30, 2005, the Euro declined 11% which did not have a material impact on the operating results.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and the Company’s Interim Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of September 30, 2005, the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to its management, including the Company’s Chief Executive Officer and the Company’s Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

In addition, the Company’s independent registered public accounting firm informed the Company’s management and the Company’s Audit Committee that the combination and nature of the significant deficiencies indicated that the Company did not have adequate controls pertaining to the review and oversight of subsidiary financial results originating in the Company’s Construction and Materials Divisions, thus constituting, in the aggregate, for material weaknesses in the Company’s internal controls over financial reporting.

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

Date: November 21, 2005	By:	/s/ Stephen J. Ruzika
Stephen J. Ruzika, Chief Executive Officer
(on behalf of the Registrant and as Principal Executive Officer)

	By:	/s/ Robert C. Farenhem
Robert C. Farenhem, Interim Chief Financial Officer,
(on behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.