Form 10-K
period 2005-12-31
DEVCON INTERNATIONAL CORP
filed 2006-04-17
CIK 28452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-07152

DEVCON INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

FLORIDA	59-0671992	3270;7381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(Primary Standard Industrial Classification Code Number)

595 SOUTH FEDERAL HIGHWAY, SUITE 500

BOCA RATON, FLORIDA 33432

(Address of principal executive offices)

(561) 208-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.10 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 12, 2006, the number of shares of the registrant’s Common Stock outstanding was 6,014,404. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $36,391,922 based on a closing sale price of $10.50 for the Common Stock on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Further, the classification of affiliate specifically excludes shares beneficially owned by virtue of voting rights granted pursuant to a proxy, but not owned of record by Coconut Palm Investors I, Ltd. Such determinations should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

PART I

Item 1. Business

General

Devcon International Corp. (“Devcon or the Company”) was incorporated in Florida in 1951 as Zinke-Smith, Inc. and adopted its present name in October 1971. Our stock has been publicly traded on the Nasdaq National Market System since March 1972. Today, Devcon is a holding company that has three major operating divisions: electronic security services, construction and materials.

Our electronic security services division provides electronic security services and related products to residential homes, financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of government departments and healthcare and educational facilities (mostly in the Florida and New York metropolitan areas). Through this division, we engage in the electronic monitoring of our installed base of security systems, as well as the installation of new monitored security systems added to our installed base, both in residential and commercial buildings. We provide these services through our wholly-owned subsidiary, Devcon Security Holdings, Inc. (“DSH”). With the 2005 acquisitions of Adelphia Communications’ electronic security services operations and Coastal Security Company (“Coastal”) combined with our acquisition of Guardian International, Inc. (“Guardian”) on March 6, 2006, which is discussed below, these assets include modern, full service monitoring centers in Hollywood, Florida, Boca Raton, Florida and New York, New York from which an aggregate of more than approximately 250,000 customers are monitored, of which 130,000 are retail accounts and 120,000 are wholesale accounts where the Company monitors a third-party security company’s customers.

Our construction division performs earthmoving, excavating, and filling operations, builds golf courses, roads, and utility infrastructures, dredges waterways and constructs deep-water piers and marinas, primarily in the Caribbean. We have historically provided these development services to both private enterprises and government agencies.

Our materials division produces and distributes ready-mix concrete, crushed stone, sand, concrete block, and asphalt and distributes bagged cement on the Caribbean islands of Puerto Rico, Sint Maarten and St. Martin. On September 30, 2005 we sold our materials operations on the islands of St. Thomas and St. Croix, and on March 2, 2006, we sold our Antigua operations. See “Divestiture of U.S. Virgin Islands and Antigua Operations” below.

Until 2004, our construction and materials divisions were our primary operations. Between 2002 and 2004, however, our management engaged in a review of strategic alternatives to enter into new lines of business that had a prospect of providing predictable, recurring revenue. In April 2005, we began a process of reviewing in detail the operations of our materials division, which was incurring operating losses. This strategic review and shift in operational focus resulted in the following series of acquisitions and divestitures which together allowed us to pursue our objective of becoming a large regional provider of electronic security services particularly in the southeast of the United States.

•	July 30, 2004 acquisition of Security Equipment Company, Inc (“SEC”), serving, at the time we acquired it, approximately 5,200 customers in the Panhandle of Florida and the Greater Tampa Bay Area representing recurring contractual monthly revenues, or (“RMR”), of $128,000, for a purchase price of approximately $4.7 million, $2.5 million of which was paid in cash with the remainder satisfied by the issuance of 221,887 shares of our common stock. Security Equipment Company, Inc. has since changed its name to Devcon Security Services Corp. (“DSSC”);

•	February 28, 2005 acquisition of the business of Starpoint Limited (“Starpoint”), a subsidiary of Adelphia Communications Corporation, serving, at the time we acquired it, approximately 52,700 customers in Florida and Buffalo, New York representing RMR of $1.15 million, for a purchase price of approximately $40.2 million. On May 25, 2005, in order to focus on our regional strategy, we sold the Buffalo operations for $1.83 million;

•	September 30, 2005 sale of our U.S. Virgin Islands ready-mix concrete, aggregates, concrete block and cement materials and supplies business for $10.7 million in cash plus a three-year promissory note made to us in the aggregate principal amount of $2.6 million bearing interest at a rate of 5% per annum with only interest being paid quarterly in arrears during the first 12 months and principal and accrued interest being paid quarterly (principal being paid in 8 equal quarterly installments) for the remainder of the term of the promissory note until the maturity date;

•	November 10, 2005 acquisition of Coastal serving, at the time we acquired it, approximately 165,000 customers, approximately 50,000 of which were retail and approximately 115,000 of which were wholesale, representing RMR of $1.26 million, for a purchase price of approximately $50.4 million in cash;

•	March 2, 2006 sale of all of the issued and outstanding common shares of Antigua Masonry Products, Ltd., a subsidiary of ours, the business of which constituted all of our materials business in Antigua and Barbuda, for a purchase price equal to $5.1 million in cash, subject to specified adjustments; and

•	March 6, 2006 acquisition of Guardian serving, at the time we acquired it, approximately 32,500 customers in Florida and the New York-metropolitan areas, representing RMR of $1.42 million, for total consideration of $65.5 million in cash.

The Starpoint acquisition represented our primary entry into the electronic security services industry. We financed the transaction with the net proceeds of a sale of 2,000,000 units at $9.00 per unit to Coconut Palm Capital Investors I, Ltd., a private investors group, on July 30, 2004, (which units consisted of one share of our common stock and warrants to purchase an additional two shares of our common stock). In addition we also utilized cash available from a $35 million revolving credit facility provided by CIT Financial USA, Inc., which facility was replaced in November 2005, by a $70 million revolving credit facility provided by CapitalSource Finance LLC (the “CapitalSource Revolving Facility”). See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”. The Starpoint acquisition received approval by the United States Bankruptcy Court for the Southern District of New York in an order issued on January 28, 2005.

We also used a portion of the cash available under the CapitalSource revolving credit facility, together with funds provided by a 120-day $8 million bridge loan (the “CapitalSource Bridge Loan”), to finance the Coastal acquisition. The remainder of the purchase price of the Coastal acquisition was paid from cash on hand, including the proceeds which we received from the sale of our U.S. Virgin Islands materials operations.

Continuing with our operational focus on electronic security services, on November 9, 2005, we signed an Agreement and Plan of Merger between us, Devcon Acquisition, Inc., an indirect wholly-owned subsidiary of ours, and Guardian in which we agreed to acquire all of the outstanding capital stock of Guardian Security Services Inc. We completed the acquisition of Guardian on March 6, 2006, for an estimated aggregate cash purchase consideration of approximately $65.5 million. This purchase consideration consisted of (i) approximately $23.6 million paid to the holders of the common stock of Guardian, (ii) approximately $23.3 million paid to redeem two series of Guardian’s preferred stock, (iii) approximately $13.3 million used to assume and pay specified Guardian debt obligations and expenses and (iv) approximately $1.0 million used to satisfy specified expenses incurred by Guardian in connection with the merger. The balance of the purchase consideration, approximately $3.3 million, has been placed in escrow. Subject to reconciliation based upon RMR and net working capital levels as of closing and subject to other possible adjustments, Guardian common shareholders are expected to receive a pro rata distribution from the escrowed amount approximately six months after the closing. The merger was approved by shareholders of Guardian on February 24, 2006.

To finance the Guardian acquisition, we issued to certain investors under the terms of a Securities Purchase Agreement, dated as of February 10, 2006, an aggregate principal amount of $45 million of notes along with warrants to acquire an aggregate of 1,650,943 shares of our common stock at an exercise price of $11.925 per share. The warrants expire on the third anniversary of their issuance on March 6, 2006 and will be valued using a discounted cash flow model which takes into account the exercise price, volatility of the company’s stock and the company’s stock price at issuance. The notes bear interest at a rate equal to 8% per annum (which rate increases to 18% per annum in the event we fail to make payments required under the notes when due). We also increased the amount of cash available under the CapitalSource revolving credit facility from $70 million to $100 million and used $35.6 million under this facility to finance the remaining purchase consideration of the Guardian acquisition, repay the $8 million CapitalSource Bridge Loan and to increase working capital. For further information on our indebtedness, see “Item 1A – Risk Factors”.

We anticipate that under the terms of the Securities Purchase Agreement, the private placement investors will subsequently receive an aggregate of 45,000 shares of Series A Convertible Preferred Stock, par value $.10 per share, to be issued by us with a liquidation preference equal to $1,000 convertible into common stock at a conversion price equal to $9.54 per share for each share of Series A Convertible Preferred Stock. The conversion price of the Series A Convertible Preferred Stock and the exercise price of the Warrants issued with the notes will be subject to certain anti-dilution adjustments. The issuance of the new Series A Convertible Preferred Stock and of the Warrants could also cause the issuance of greater than 20% of our outstanding shares of common stock upon the conversion of the Series A Convertible Preferred Stock and the exercise of the Warrants. Our Board has approved the creation of a new class of preferred stock and the creation of the Series A Convertible Preferred Stock, as well as the issuance of the Series A Convertible Preferred Stock and the Warrants. The creation of a new class of preferred stock is subject to shareholder approval under Florida law, while, for various reasons related to the potential issuance of greater than 20% of our outstanding shares of common stock, the issuance of the Series A Convertible Preferred Stock requires shareholder approval under the rules of Nasdaq. On February 10, 2006, holders of more than 50% of our Common Stock approved the amendment to our articles of incorporation creating a new class of preferred stock and the issuance of the Series A Convertible Preferred Stock; however, this approval will not be effective until the Securities Exchange Commission rules and regulations relating to the delivery of an Information Statement on Schedule 14C to our shareholders have been fully satisfied. We anticipate that the sale of the shares of Series A Convertible Preferred Stock will take place on or before July 31, 2006 but not later than January 1, 2007.

Financial Information about Segments

The following table sets forth financial highlights of our electronic security services, construction and materials divisions. Total assets by segment and other information are further described in Note 15, Segment Reporting, to our consolidated financial statements.

	(dollars in thousands) Year-Ended December 31,
	2005	2004	2003
Revenue (net of “intersegment” sales), as revised (1):
Electronic security services	$18,515	$943	$—
Construction	39,334	25,051	17,104
Materials	26,318	27,838	26,950
Other	701	183	—

	$84,868	$54,015	$44,054

Operating (loss) income (by segment), as revised (1)
Electronic security services	$(771)	$(109)	$—
Construction	(2,916)	4,596	(467)
Materials	(6,947)	(3,594)	(5,258)
Other	(111)	(57)	(100)
Unallocated corporate overhead	(5,545)	(4,421)	(2,662)

	$(16,290)	$(3,585)	$(8,487)

(1)	Refer to Note 1(a), Description of Business and Summary of Significant Accounting Policies, to our consolidated financial statements.

Financial Information about Geographic Areas

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

	(dollars in thousands) Year-Ended December 31,
	2005	2004	2003
Revenue by geographic areas:
U.S. and its territories	$25,221	$8,520	$6,699

Netherlands Antilles	12,938	9,967	10,128
Antigua and Barbuda	12,921	10,810	14,323
French West Indies	6,853	6,131	5,828
Bahamas	26,917	16,865	6,985
Other foreign areas	18	1,722	91

Total foreign countries	59,647	45,495	37,355

Total (including U.S.)	$84,868	$54,015	$44,054

Long-lived assets, net, by geographic areas:
U.S. and its territories	$6,839	$10,948	$15,280

Netherlands Antilles	297	1,199	145
Antigua and Barbuda	8,795	8,314	6,133
French West Indies	391	1,635	2,389
Bahamas	5,414	5,649	2

Total foreign countries	14,897	16,797	8,669

Total (including U.S.)	$21,736	$27,745	$23,949

Business Address

Our executive offices are located at 595 South Federal Highway, Suite 500, Boca Raton, Florida 33432, our telephone number is (561) 208-7200 and our web address is www.devc.com. In this document, the terms “Company”, “we”, “our”, “us” and “Devcon” refer to Devcon International Corp. and its subsidiaries.

Electronic Security Services

General. Unless otherwise noted, the financial results of our electronic security services division are as of December 31, 2005, and do not give effect to our acquisition of Guardian, which is a material transaction. In addition, our historical results of operations for the fiscal year ended December 31, 2005 include the operations of Starpoint and Coastal only from February 28, 2005 and November 10, 2005, the respective dates of acquisition for both companies. As a result, our results of operations for the years ended December 31, 2005, 2004 and 2003 are not comparable in various material respects and are not indicative of the results which would have occurred had the acquisitions been completed at the beginning of the applicable period.

Our revenue from electronic security services in 2005 was derived from contractual recurring revenue, service revenue and installation revenue, as set forth below. Contractual recurring revenue is the amount of service revenue quantified in our monitoring or service contract which is billed on a periodic recurring basis from service contract start date to completion. Throughout this annual report, we use the term “RMR” which means recurring monthly revenues indicating that a defined dollar amount is billed each month and revenue is recognized upon delivery of service and when collectibility is reasonably assured.

	(dollars in thousands) Year-Ended December 31,
	2005	2004
Contractually recurring revenue	$15,298	$757
Service revenue	1,930	102
Installation revenue	1,287	84

Total	$18,515	$943

Business Strategy. The electronic security services industry is highly competitive and consists of regional and national providers. Our business strategy is based on building a leading regional presence. Specifically, we believe that the most effective way to build brand recognition, maximize market share, and boost operating efficiencies is to become a market leader in targeted regions that have favorable demographics and characteristics. We believe that developing a familiar, community-oriented brand is more effective than developing a national brand and will allow us to reach a top market share position in the areas we choose to operate. We seek to develop a leading regional presence in growth markets in regions that have favorable demographic and population growth trends, as well as customer density opportunities that can be leveraged.

Our first target region is in the Southeast, with a primary focus on the state of Florida. Our acquisition of Starpoint provided an attractive, scalable platform for south Florida. Our acquisition of SEC delivered a strong customer base in the Florida panhandle. We believe our acquisition of Coastal and our recent acquisition of Guardian delivered the critical mass necessary to be able to leverage revenue and net earnings synergy opportunities which we believe will be significant.

Our immediate focus will be on the successful integration of Coastal and Guardian leveraging the technology and back-office platforms to ensure a timely integration. However, we will continue to evaluate additional regional acquisition opportunities if and as they arise.

Integration. An important aspect of our acquisition program is the integration of subscriber accounts into our operations after the purchase. Depending on the size, frequency and location of acquisitions, the integration of subscribers may adversely affect the provision of field repair services to existing subscribers, which may cause subscriber attrition to increase. In addition, if our corporate or branch operations fail to integrate a substantial portion of, or do not adequately service, acquired subscriber accounts, we may experience higher attrition in the future.

Acquisitions of portfolios of subscriber accounts involve a number of risks, including the possibility of unanticipated problems not discovered prior to the acquisition, higher than expected account attrition and the diversion of management’s attention from other business activities in order to focus on the integration of accounts. For acquisitions that are structured as stock purchases of other companies, we may assume unexpected liabilities and must dispose of unnecessary or undesirable assets of the acquired companies.

For additional considerations and risks arising during the integration process see “Item 1A — Risk Factors — Our inability to continue to acquire businesses in the security services business or successfully integrate these businesses could have adverse consequences on our business”.

Customer Concentration. The electronic security services division is not dependent upon any single customer, as no customer was responsible for more than 10% of the division’s total net revenues in 2005. Our electronic security services division is concentrated in Florida and the New York geographic markets.

Recurring Monthly Revenue. We believe the electronic security systems monitoring industry presents an attractive opportunity for predictable recurring revenues. Our relationship with our customers begins with an initial consultation to determine the potential customers’ needs and is followed by an equipment and service proposal. Our customers then sign contracts with us that allow us to provide ongoing electronic security systems monitoring services after the installation (as needed) of an electronic security system. Our contracts range from 3 to 5 years in length, and the length of the customer relationship often tends to exceed these terms.

Monitoring - Commercial and Residential. The electronic security services division provides electronic security services and products to financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of government departments and health care and educational facilities, as well as residential customers. The division sells, installs, monitors and maintains electronic security systems and products located at its customers’ premises. These systems and products include electronic monitoring services that provide intrusion and fire detection and, in the case of commercial monitoring, also include access control systems and closed circuit television, which is tailored to the customer’s specific needs.

As of December 31, 2005, we had approximately 102,000 retail, commercial and residential customers under contract, some of which commercial customers have multiple locations.

Installation, Service and Maintenance. As part of its effort to provide high quality service to its commercial and residential customers, our electronic security services division maintains a trained installation, service and maintenance force. These employees are trained to install and service the various types of commercial and residential security systems marketed by us. Subcontracted personnel are utilized where appropriate.

Product Sourcing. We do not manufacture any of the components used in our electronic security services businesses. Due to the general availability of the components used in our electronic security services business, we are able to obtain the components of our systems from a number of different sources and to supply our customers with the latest technology generally available in the industry. We are not dependent on any single source for our supplies and components and have not experienced any material shortages of components.

Monitored Electronic Security Systems. Our electronically monitored security systems involve the use, on a customer’s premise, of devices designed to detect or react to various occurrences or conditions, such as intrusions, movement, fire, smoke, flooding, environmental conditions (including temperature or humidity variations), industrial operations (such as water, gas or steam pressure and process flow controls) and other hazards. In most systems, these detection devices are connected to a microprocessor-based control panel which communicates through telephone lines to a monitoring center where alarm and supervisory signals are received and recorded. Systems may also incorporate an emergency “panic button”, which when pushed causes the control panel to transmit an alarm signal that takes priority over other alarm signals. In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated and transmit the information to a monitoring center. Depending upon the type of service for which the subscriber has contracted, monitoring center personnel respond to alarms by relaying appropriate information to the local fire or police departments, notifying the customer or taking other appropriate action, such as dispatching employees to the customer’s premises.

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

Regulation. Our electronic security services division’s operations are subject to a variety of federal, state, county and municipal laws, regulations and licensing requirements. Many local authorities require us to obtain licenses or permits to conduct a security services business. Certain governmental entities also require persons engaged in the electronic security systems business to be licensed and to meet certain standards in the selection and training of employees and in the conduct of business. We believe that we are in compliance with all such licensing and regulatory requirements in each jurisdiction in which we operate. In addition, municipalities and other localities are attempting to reduce the level of false alarms through various measures, such as the licensing of individual electronic security systems and the imposition of fines for false alarms, revocation of licenses and refusing to respond to alarms after a certain number of false alarms. While such laws, regulations and licensing requirements have not had a material adverse effect on our business to date, we are unable to predict whether such statutes or ordinances, or any similar statutes or ordinances enacted by other jurisdictions, will adversely affect future business and operations.

The electronic security services industry is also subject to the oversight and requirements of various insurance, approval, listing and standards organizations. Adherence to the standards and requirements of such organizations may be mandatory or voluntary depending upon the type of customer served, the nature of the security service provided and the requirements of the local governmental jurisdiction. We have not had any material difficulties in complying with such standards and requirements in the past.

Our electronic security services business relies upon the use of telephone lines to transmit signals, and the cost of such lines and the type of equipment which may be utilized are currently regulated by both the federal and state governments.

Competition. The electronic security services business is highly competitive. Competition is based primarily on price in relation to the quality of service provided. Sources of competition in the security services business are other providers of central monitoring services, systems directly connected to police and fire departments, local electronic security systems and other methods of protection.

The central monitoring sector of the electronic security services business is characterized by high fixed costs, but has low marginal costs associated with monitoring additional customers. Despite the opportunity for economies of scale by consolidation of monitoring and administrative functions, the industry is highly fragmented.

Our electronic security services division competes with other major firms which have substantial resources, including ADT Security Services, Inc. (a subsidiary of Tyco International Limited), Brinks Home Security, Inc. and Protection One, Inc., as well as many smaller regional and local companies. Many of these competitors are larger and have significantly greater resources than we do and also may possess greater local market knowledge.

Business Development and Facilities. We entered the electronic security services business in 2004 with the acquisition of SEC and its facility in Panama City, Florida, from which approximately 5,200 subscribers’ homes and businesses were serviced. SEC customers at the time of acquisition were monitored by Coastal in accordance with the terms of a third party monitoring agreement. During 2005, we have significantly expanded this business with the Starpoint acquisition in February 2005, which added to our facilities a modern, full-service monitoring center located in Naples, Florida, from which approximately 54,000 commercial and residential customers under contract were monitored, as well as additional sales and services offices in Boca Raton, Bonita Springs, Miami, Naples, Orlando and Tampa, Florida. The Coastal acquisition, in November 2005, added to our facilities a full service UL (Underwriter’s Laboratories certified) monitoring center located in Boca Raton, Florida, from which it monitored and serviced approximately 165,000 homes and businesses. In January 2006, the Naples, Florida monitoring center was closed and all customer monitoring was transferred to the Boca Raton monitoring center. In addition, we completed the Guardian acquisition in March 2006, which expanded even more dramatically these operations and added two buildings to our facilities. These buildings house a central monitoring station, offices and warehouse facilities, located in Hollywood, Florida and New York, New York from which it monitored and serviced approximately 32,500 homes and businesses, as well as additional sales and service offices in Miami/Ft. Lauderdale, West Palm Beach, Tampa and Orlando, Florida and in New York City and Staten Island.

We are continuing to search for opportunities to expand this business through both acquisition of accounts or businesses and internal growth. Our goal is to expand the electronic security services division’s customer base in both the commercial and residential sectors, while simultaneously retaining a high percentage of the division’s existing commercial and residential customers by providing high quality service.

Industry Overview. According to the SDM Magazine 2005 Industry Forecast Study, the security systems services industry in the United States generates total annual revenue of approximately $25 billion. The largest participants in this industry are ADT Security Services, Inc. (a subsidiary of Tyco International Limited), Brinks Home Security, Inc., Protection One, Inc. and Honeywell. These firms are larger and have significantly greater resources than we do and also may possess greater local market knowledge.

Demand is driven partly by home sales, new home construction, and new commercial and office construction. The central monitoring sector of the electronic security services business is characterized by high fixed costs, but has low marginal costs associated with monitoring additional customers. Despite the opportunity for economies of scale by consolidation of monitoring and administrative functions, the industry is highly fragmented.

Large companies have advantages of scale in operating monitoring centers and in national advertising and brand recognition. Small companies often compete by selling customer contracts to the large monitoring companies, or reselling the monitoring companies’ services, which they buy wholesale. Major products are the manufacture, sale, installation and monitoring of electronic security systems. The industry consists of commercial and residential segments, each of which uses different types of equipment and monitoring. Many companies operate in only one segment. The commercial segment accounts for about 60 percent of industry revenue. The main components of a security system are door, window and motion sensors, control keypads, alarms, and communications modules.

Construction

General. Historically, we have completed construction projects, including interstate highways, airport sites and runways, deep-water piers and marinas, waterway dredging, golf courses, and industrial, residential and commercial site development, primarily in the Caribbean. The revenue related to the work performed by our construction division is recognized on a percentage-of-completion basis. Currently, the majority of our contracts are completed in less than one year. The work is bid or negotiated at a fixed price or at a unit price where our fee is based upon the quantity of work performed and is often measured in yards, meters or tons rather than time or a time and materials basis. Changes in the scope of the work that are requested by the customer are included in the contract value when duly authorized and agreed upon. We perform the majority of our work utilizing our internal labor and equipment resources.

Operations. We obtain leads for new projects from customers, engineering firms and architectural firms with whom we have established relationships. First, we decide whether to submit a bid or negotiate to undertake a particular project. We prepare and submit timely proposals detailing what we believe will best meet the customers’ objectives. We have also provided long-term or short-term financing from time-to-time to certain customers to obtain construction contracts. During 2005, we financed $171,500 of construction projects and, as of the end of 2005, there were outstanding balances totaling $3.1 million, including principal and interest. The amount of customer financing is projected to increase over the next year. The Company’s President of the construction division reviews all project proposals and bids. After a customer accepts our proposal, a formal contract is prepared and negotiated between the parties. We assign one of our project managers to maintain close contact with the customer and their project engineers. Other staff is assigned to supervise personnel and the relocation, purchase, lease and maintenance of equipment. Construction management is responsible for the scheduling and monitoring of our operations.

Backlog. Our backlog of unfulfilled portions of construction contracts at December 31, 2005 was approximately $17.0 million, involving 18 projects. This compares to $18.6 million, involving 15 projects at December 31, 2004. One contract represents 16% while another represents 15% of the total backlog. A U.S. Virgin Island contract represents $2.8 million and a Bahamian project represents $2.6 million of the balance. The Bahamian project is a related party transaction as noted in Note 16, Related Party transactions to our consolidated financial statements. Between December 31, 2005 and March 31, 2006, we entered into 4 new construction contracts in the Caribbean. We presently expect the operation to have increased revenue in 2006 and anticipate, although there is no assurance that this will occur, most of the $17.0 million backlog will be completed in 2006.

Bonding. We are required by the customer to obtain a performance bond to bid on certain construction contracts.

Customers. Our primary customers are principally large private and government entities located throughout the Caribbean. During 2005, we provided services to 37 customers which generated contract revenue of $39.3 million in the year. Three customers represent a concentration of more than 10% of construction revenue. Those three customers represent 27.7%, 15.7% and 12.4% individually or 56.3% of total construction division revenue in 2005. The Company and a member of our board of directors are minority shareholders in the customer representing 15.7% of construction revenue. Related party transactions are further described in Note 16, Related Party Transactions, to our consolidated financial statements.

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

Equipment. Our businesses require us to lease or purchase and maintain equipment. As of December 31, 2005, our equipment included cranes, bulldozers, road graders, rollers, backhoes, earthmovers, hydraulic dredges and barges. At certain times, a part of this equipment will be idle in between construction jobs until suitable construction contracts are found.

Materials

General. The description below of our materials division, as of December 31, 2005, gives effect to the divestiture of our operations in the U.S. Virgin Islands but does include the operating results of Antigua, since the Antigua operations were sold on March 2, 2006 subsequent to our December 31, 2005 year end. In addition, our historical results of operations for the years ended December 31, 2004 and 2003 have been revised to exclude results of operations of the U.S. Virgin Islands operations so as to provide comparability of results.

In 2005, we manufactured and distributed ready-mix concrete, block and crushed aggregate. We also distributed bagged cement. Our sales can be segregated into the following groups:

	(dollars in thousands) December 31,
	2005	2004	2003
Revenue (net of intersegment sales):
Ready-mix concrete	$12,442	$11,670	$12,307
Aggregates	8,997	9,273	8,341
Concrete block	3,049	3,507	3,697
Cement	855	1,409	2,048
Other	975	1,978	557

	$26,318	$27,837	$26,950

The different activities on the islands are shown below:

	Ready-mix concrete	Quarry and aggregates production	Concrete block production	Aggregates & block sales	Cement sales
Puerto Rico		X		X
Sint Maarten	X			X	X
St. Martin	X	X		X	X
Antigua (1)	X	X	X	X	X

Our materials division employed assets in 2005 such as:

•	Quarry-Related Equipment

•	Aggregates Processing Plants

•	Concrete Block Plants

•	Concrete Batch Plants

•	Concrete Mixer and Pump Trucks

•	Asphalt Plants

(1) On March 2, 2006, the Company sold our quarry operations in Antigua (see Note 22, Subsequent Events, to our consolidated financial statements.

Ready-Mix Concrete and Concrete Block. Our concrete batch plants mix cement, sand, crushed stone, water and chemical additives to produce ready-mix concrete for use in local construction. On most islands, concrete mixer trucks owned and operated by various third parties deliver the concrete to the customer’s job site. At our concrete block plant in Antigua, a low-moisture concrete mixture is machine-formed, then dried and stored for later sale. We believe our ready-mix concrete operations and concrete block plants are among the largest in the Caribbean islands on which we trade.

Quarry Operations, Crushed Stone and Aggregate Production. We own or lease quarry sites at which we blast rock from exposed mineral formations. This rock is sold as boulders or crushed to sizes ranging from 3 1/2 -inch stones down to manufactured sand. The resulting aggregate is then sorted, cleaned and stored. The aggregate is sold to customers and used in our operations to make concrete products. We believe our quarries, except for Puerto Rico, are the largest on the Caribbean islands in which we trade. We believe that it is less expensive to manufacture aggregate at our quarries than to import from off-island sources.

Bagged Cement. We purchase bulk and bagged cement from local cement terminals on the islands for use in our concrete batch plant, block plants and on some islands for resale in the form of bagged cement.

Supplies. We presently obtain all of the crushed rock and a majority of the sand necessary for our production of ready-mix concrete from our own quarries. We believe our ability to produce our own sand and stone gives us a competitive advantage because of the substantial investment required to produce aggregates, the difficulty in obtaining the necessary environmental permits to establish quarries and the moratorium on mining beach sand imposed by most Caribbean countries. We purchase cement from cement terminals located on the islands where our operations are established.

Leasing of Concrete Trucks and Other Equipment. In St. Martin, Sint Maarten, and Antigua, substantially all of our concrete trucks and concrete pump trucks have been sold or are leased to former employees that are now in the concrete delivery and pumping business. In some of our quarries we have outsourced the drilling for blasting holes and some of the loading and movement of rock material. Also, we have in some instances sold or leased equipment to former employees or third parties for them to perform work for us. The overall effect of these decisions has been a reduction of fixed costs, resulting in a larger percentage of costs being variable with revenue.

Customers. Our primary customers are building contractors, governments, asphalt pavers and individual homeowners. Customers generally pick up quarry products, concrete block and bagged cement at our facilities, and we generally deliver ready-mix concrete to the customers’ job sites. No customer was responsible for more than 10% of materials revenue at December 31, 2005.

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

Business Development. We obtain our leads and proposed project information from architects, engineers, customers, local Departments of Transportation and local Ministries of Works with whom we have established relationships.

Divestiture of U.S. Virgin Islands and Antigua Operations. As a part of our revised strategic focus on businesses with more predictable recurring revenue, on September 30, 2005, we and our wholly-owned subsidiary, V.I. Cement & Building Products, Inc., a Delaware corporation, sold certain assets of ours constituting our U.S. Virgin Islands ready-mix concrete, aggregates, concrete block and cement materials and supplies business to Heavy Materials, LLC, a U.S. Virgin Islands limited liability company and private investor group. The purchase price for this sale was $10.7 million in cash plus an additional amount equal to the net realizable value of accounts receivable and certain assets associated with these operations as of the closing date, September 30, 2005. The net realizable value was paid by the purchaser on the closing date by issuance of a promissory note to us in an aggregate principal amount of $2.6 million with a term of three years bearing interest at 5% per annum with only interest being paid quarterly in arrears during the first 12 months and principal and accrued interest being paid quarterly (principal being paid in 8 equal quarterly installments) for the remainder of the term of the note until the maturity date.

In addition, on March 2, 2006, we entered into a Stock Purchase Agreement with A. Hadeed or his nominee and Gary O’Rourke, under which we completed the sale of all of the issued and outstanding common shares of Antigua Masonry Products, Ltd., a subsidiary of ours, the business of which constituted all of our materials operations in Antigua (“AMP”). In connection with this sale, the purchasers acknowledged that preferred shares of AMP with a face value equal to European Currency (“EC”)$1,436,485 (US$532,032 as of the date of the sale) (collectively, the “Preferred Shares”) are outstanding and owned beneficially and of record by certain third parties and that such Preferred Shares are reflected as debt on AMP’s books and records. The purchasers further acknowledged that their acquisition of AMP was subject to the Preferred Shares and that the purchasers have sole responsibility of satisfying and discharging all obligations represented by such Preferred Shares, which represents an aggregate amount slightly in excess of $500,000. Under the terms of this Stock Purchase Agreement, the purchasers acquired 493,051 common shares of AMP for a purchase price equal to $5.1 million, subject to certain adjustments. This purchase price was paid entirely in cash. In addition, the transaction included transfers of certain assets from the Antigua operations to us, as well as pre-closing transfers to AMP of certain preferred shares in AMP that were owned by us. The purchasers have agreed to pay all taxes incurred as a result of the sale.

The sold U.S. Virgin Islands operations constituted 41.0% of our materials division’s revenue as of the time of sale.

Equipment. Our businesses require us to lease or purchase and maintain equipment. As of December 31, 2005, our equipment included excavators, bulldozers, backhoes, rock crushers, concrete batch and block plant, concrete mixer and pump trucks and other items.

Investments, Joint Ventures and Other Assets

We have invested or participated in several joint ventures in connection with our construction and materials divisions.

DevconMatrix Utility Resources, LLC (“DevMat”). In June 2003, we formed a joint venture in the water desalination and sewage treatment industry. We own 80% of the joint venture. Matrix Desalination, Inc. owns the remaining 20%. The water desalination and sewage treatment business is capital intensive, with the emphasis on generating long-term recurring revenue. Our customer base consists of resorts, industrial plants and residential communities. In 2005, DevMat leased and operated three water desalination plants situated on various islands of the Bahamas. We had $0.7 million in revenue and incurred $0.4 million of operating expenses during 2005.

Construction Technologies Limited. During 2004 and 2005, we made advances of $1.9 million and $0.5 million, respectively, to Construction Technologies Limited (“CTC”), a limited liability company incorporated in St. Christopher and Nevis (“St. Kitts”). The advances were made pursuant to a project funding agreement. Under the project funding agreement, we agreed to advance $2.3 million to fund CTC’s cash requirements in fulfilling its obligation to construct approximately 6.5 miles of road for the National Housing Corporation (“NHC”), a statutory agency of the government of St. Kitts. The advances are being repaid from the proceeds of an EC$ 10.0 million (US$ 3.7 million) promissory note (“NHC Note”), which was issued to CTC by the NHC as consideration for the project. The Company has possession of the NHC Note, which has been guaranteed by the government of St. Kitts. The NHC has been instructed by CTC to make payments due under the NHC Note to the Company. The principal of the NHC Note is repayable in fourteen equal semi-annual installments, beginning on April 30, 2005, and bears interest at 7%. Pursuant to the terms of the funding agreement, the Company is entitled to retain 81.66% of payments made under the NHC Note. The Company received the April 2005 and October 2005 installments totaling $0.8 million, retained $0.6 million pursuant to the funding agreement, which was applied to reduce the $2.3 million balance of previous advances to $1.7 million at year end.

Additionally, we have trade receivables from and made other secured loans to CTC in conjunction with other transactions entered into in the ordinary course of business. CTC is a leading producer of concrete in St. Kitts.

Emerald Bay. During the period 1998 through 2001, we invested a total of $186,000 for a 1.2% interest in a real estate joint venture in the Bahamas. The upscale resort project partially opened in December 2003 and the hotel construction was completed in 2004. A member of our board of directors who is also our co-founder has an interest in the joint venture. See Note 16, Related Party Transactions, to our consolidated financial statements.

West Highland Development Company, Inc., Puerto Rico. During the period 1998 through 2004, we invested a total of $195,000 for a 33.3% interest in a real estate joint venture in Puerto Rico that owns the land where the Aguadilla aggregate processing plant was operating. During 2005, we recorded a loss of $3,700 from this joint venture under the equity method of accounting. In January 2004, the local government advised us that it intended to expropriate a portion of the real estate in Aguadilla. We responded to the expropriation proceeding by filing a complaint in February 2004. In the fourth quarter of 2004, the joint venture received the uncontested expropriation proceeds and paid off its bank loan, which had been guaranteed by the Company. The joint venture is still seeking additional proceeds under its February 2004 complaint.

Belvedere. In February 2003, we entered into an agreement (the “Development Agreement”) with the Island Territory of Sint Maarten (“Island Territory”) to market and develop 197 single-family homes in the Belvedere subdivision of the Island Territory (the “Belvedere Project”). Through December 31, 2005, nine houses had been sold. The Development Agreement contemplated completion of the Belvedere Project by February 2007. Due to delays in the Island Territory establishing a Mortgage Guarantee Fund and other limiting factors, in April 2006, we and a Commissioner for the Island Territory mutually agreed to terminate the Development Agreement. Under a separate agreement with Pream Consultants N.V. (“Pream Agreement”), we subcontracted substantially all of our obligations, other than the funding obligation, under the Development Agreement. In November 2005 we terminated the Pream Agreement for reasons provided for by the agreement. Our investment in the Belvedere Project was $550,285 and $287,259 as of December 31, 2005 and December 31, 2004, respectively. In January 2006, an additional house was sold and $94,148 was received.

Tax Exemptions and Benefits

Some of our offshore earnings are not taxed or are taxed at rates lower than U.S. statutory federal income tax rates due to tax exemptions and tax incentives. The U.S. Virgin Islands Economic Development Commission (“EDC”) granted us tax exemptions on most of our U.S. Virgin Islands earnings through March 2003. We have applied for an extension of this tax exemption, however, there is no guarantee that it will be granted. The EDC completed a compliance review on our subsidiary in the US Virgin Islands on February 6, 2004. The compliance review covered the period from April 1998 through March 31, 2003 and resulted from our application to request an extension of tax exemptions from the EDC. The EDC’s compliance report cited our failure to make gross receipts tax payments of $505,000 and income tax payments of $2.2 million, not including interest and penalties. This was the first time that a position contrary to our or any position on this specific issue had been raised by the EDC. In light of these events, and based on discussions with legal counsel, we established a tax accrual at December 31, 2003 for such exposure which approximated the amounts set forth in the EDC review report. In September 2005 and 2004, the statute of limitations with respect to the income tax return filed by us for the year ended December 31, 2001 and 2000, respectively, expired. Accordingly, in the third quarter of 2005 and 2004, we reversed $37,440 and $2.3 million respectively of the tax accrual established at December 31, 2003. We have not had recent communication with the EDC regarding this matter and if challenged by the U.S. Virgin Islands taxing authority would vigorously contest its position. These tax accrual matters have been included in the results of discontinued operations.

For periods after December 31, 2003, we have accrued but on the advice of Virgin Islands counsel, not remitted, gross receipts taxes, which would be due should our application for an extension of benefit be withdrawn or denied. We have been further advised by Virgin Islands counsel that, should the application of benefits be denied, the U.S. Virgin Islands Internal Revenue Bureau would, most likely, waive any penalties for late payment of gross receipts taxes through the date of denial, although no assurance can be given that such waiver would be granted. Following the sale of the U.S. Virgin Islands ready-mix concrete, aggregates, concrete block and concrete materials business in September 30, 2005, the Company will not be generating any additional revenue which is covered under the applications for extension benefits. Accordingly, the accrual for this gross receipts tax exposure at December 31, 2005 was $1.5 million and will remain unchanged in the future pending resolution of the application for extension.

U.S. tax laws provide that certain of our offshore earnings are not taxable for U.S. federal income tax purposes, and most post-April 1988 earnings from our materials business in the U.S. Virgin Islands can be distributed to us free of U.S. income tax. Any distribution to Devcon International Corp, the parent company, of: (1) earnings from our U.S. Virgin Islands operations accumulated prior to April 1, 1988; or (2) earnings from our other non-U.S. incorporated operations, would subject us to U.S. federal income tax on the amounts distributed, less applicable taxes paid in those jurisdictions according to specific rules concerning foreign tax credits. In December 2004, we distributed $4.7 million of the earnings from one of our subsidiaries in Antigua. The distribution was made under the benefit of a deemed payment provision of a settlement agreement between the Company and the government of Antigua and Barbuda. The settlement agreement with the government of Antigua and Barbuda provided for withholding tax credits of $7.5 million for dividend distributions made by the Company from Antigua through the years 2005 to 2007. At December 31, 2004, $44.4 million of accumulated earnings had not been distributed to the parent company.

During 2005, we distributed $20.4 million of dividends from Antigua using $5.1 million of the withholding tax credits. The company distributed an additional $4.5 million of earnings before the sale of the materials division subsidiaries in Antigua using another $1.1 million of the withholding tax credits. The company intends to use the remaining $0.9 million of withholding tax credit to the extent it generates profits in its construction operations or distributes dividends from it remaining Antigua operations.

For further information on our tax exemptions and income taxes, see Note 12, Income Taxes, to our consolidated financial statements.

Intellectual Property

We possess trade names used in our Caribbean operations, of which none are registered. We believe that trade names, which are normally derivatives of the corporate names of our local subsidiaries, have name recognition and are valuable to us. However, for our constructions and materials divisions, our trade names have no book value on our consolidated balance sheet.

Devcon International Corp. (a Florida corporation) owns a State of Florida service mark registration (No. T05000000529) and a federal service mark registration (No. 3,073,527) for the DEVCON service mark, and Devcon Security Holdings, Inc. ( a Florida corporation) owns a State of Florida service mark registration (No. T05000000528) and a federal service mark registration (No. 3,079,358) for the DEVCON SECURITY SERVICES service mark. Each of the registrations covers the use of the applicable mark in connection with installation and maintenance of burglar and security alarm systems and monitoring of burglar and security alarm systems.

The DEVCON SECURITY SERVICES federal registration was granted April 11, 2006 and the federal registration for DEVCON was granted in March of this year. The Florida registrations were granted last year.

Coastal owns U.S. federal trademark registrations for the marks CENTRAL ONE®, as used with installation, maintenance and monitoring of residential, commercial and industrial burglar and security alarm systems. Additionally, Coastal owns State of Florida trademark registrations for CENTRAL ONE, FAX BACK AND COMPREHENSIVE DEALER SERVICES. Currently, there are no pending or threatened litigation or claims relating to Coastal’s trademarks. Also, to the best of our knowledge, there are no unasserted possible claims or assessments that may call for financial disclosure. No assurances can be given that third parties will not attempt to assert superior trademark rights in similar marks or that we will be able to successfully enforce and protect our rights in the trademarks against third party infringers.

Guardian owns U.S. federal trademark registrations for the marks GIBRALTAR SECURITY ALARM SYSTEMS® and PREPARE AND PROTECT®, each as used with installation and maintenance of burglar electronic security systems, fire alarms, home and commercial security systems, voice intercom systems and closed circuit television and card access systems, as well as a U.S. federal trademark registration for its SECURITY BY GUARDIAN INTERNATIONAL and G logo® as used with installation, monitoring and maintenance of voice intercom systems and closed circuit television and card access systems. Additionally, Guardian owns State of Florida trademark registrations for its GUARDIAN INTERNATIONAL SECURITY and G logo as well as its G logo, each for use with installation, monitoring and maintenance of burglar electronic security systems, fire alarms, home and commercial security systems, and installation and maintenance of voice intercom systems, as well as a State of Florida trademark registration for PRECISION SECURITY SYSTEMS as used with commercial and residential electronic security system sales, service and monitoring. Currently, there are no pending or threatened litigation or claims relating to Guardian’s trademarks. Also, to the best of our knowledge there are no unasserted possible claims or assessments that may call for financial disclosure. No assurances can be given that third parties will not attempt to assert superior trademark rights in similar marks or that we will be able to successfully enforce and protect our rights in the trademarks against third party infringers.

Additionally, during 2005, we began a study to determine what brand name and trademark we would use for security services since we had acquired the Security Equipment, and Coastal Security brands in the regional markets they operated in. The branding study evaluating various brands and trademarks including the Devcon Security brand had not been concluded as of December 31, 2005. We have no book value on the consolidated balance sheet for the security services division trade names.

Employees

At December 31, 2005, we employed 695 persons. As of that date, we employed 356 persons in our electronic security services division, of whom none are members of a union; we employed 217 persons in our construction division, of whom 9 are members of a union; and we employed 122 persons in our materials division, of whom 34 are members of a union. Upon the sale of Antigua in March 2006, the number of employees in the materials division went to 77 with no union employees. Most employees are employed on a full-time basis. We believe employee relations are satisfactory.

Environmental Matters

We are involved, on a continuing basis, in monitoring our compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. While it is impossible to predict with certainty, management currently does not foresee such expenses in the near future as having a material effect on our business, results of operations or financial condition. See Item 3 and Note 19, Commitments and Contingencies, to our consolidated financial statements.

Subsequent Events

Acquisition of Guardian/Private Placement of Notes and Warrants. On March 6, 2006, we completed the acquisition of Guardian International, Inc. under the terms of an Agreement and Plan of Merger, dated as of November 9, 2005, between us, an indirect wholly-owned subsidiary of ours, and Guardian in which we acquired all of the outstanding capital stock of Guardian for an estimated aggregate cash purchase consideration of approximately $65.5 million. This purchase consideration consisted of (i) approximately $23.6 million paid to the holders of the common stock of Guardian, (ii) approximately $23.3 million paid to redeem two series of Guardian’s preferred stock, (iii) approximately $13.3 million used to assume and pay specified Guardian debt obligations and expenses and (iv) approximately $1.0 million used to satisfy specified expenses incurred by Guardian in connection with the merger. The balance of the purchase price, approximately $3.3 million, has been placed in escrow. Subject to reconciliation based upon recurring monthly revenue and net working capital levels as of closing and subject to other possible adjustments, Guardian’s common shareholders are expected to receive a pro rata distribution from the escrowed amount approximately six months after the closing. The merger was approved by shareholders of Guardian on February 24, 2006.

In addition, in order to finance the acquisition of Guardian, on March 6, 2006, we issued to certain investors under the terms of a Securities Purchase Agreement, dated as of February 10, 2006, an aggregate principal amount of $45 million of notes along with warrants to acquire an aggregate of 1,650,943 shares of our common stock at an exercise price of $11.925 per share. We also increased the amount of cash available under the CapitalSource revolving credit facility from $70 million to $100 million and used $35.6 million under this facility together with the net proceeds from the issuance of the notes and warrants to purchase Guardian and repay the $8 million CapitalSource Bridge Loan.

The notes accrue interest at 8% per annum and mature the earlier of July 31, 2006 or the date we obtain shareholder approval for issuance of the Preferred shares discussed below. Additionally, the interest is payable at maturity which is expected to be on or before July 31, 2006, but not later than January 1, 2007. The allowable circumstances for the maturity date to extend beyond July 31, 2006 to a date prior to January 1, 2007 must arise from the time possibly needed for the Securities and Exchange Commission to complete its review, if any, of an information statement to be filed with the Securities and Exchange Commission and ultimately delivered by us to our shareholders in connection with the issuance of the Series A Convertible Preferred Stock. We anticipate that under the terms of the Securities Purchase Agreement, the private placement investors will subsequently receive an aggregate of 45,000 shares of Series A Convertible Preferred Stock, par value $.10 per share, to be issued by us with a liquidation preference presently equal to $1,000 per share(the original purchase price per share) plus accrued and unpaid dividends per share, and convertible into common stock at a conversion price equal to $9.54 per share of common stock into which converted. This conversion price and the exercise price of the Warrants issued with the notes are and will be subject to certain anti-dilution adjustments. The issuance of the new Series A Convertible Preferred Stock and of the Warrants could also cause the issuance of greater than 20% of our outstanding shares of common stock upon the conversion of the Series A Convertible Preferred Stock and the exercise of the Warrants. Our Board has approved the creation of a new class of preferred stock and the creation of the Series A Convertible Preferred Stock, as well as the issuance of the Series A Convertible Preferred Stock and the Warrants. The creation of a new class of preferred stock is subject to shareholder approval under Florida law, while, for various reasons related to the potential issuance of greater than 20% of our outstanding shares of common stock, the issuance of the Series A Convertible Preferred Stock requires shareholder approval under the rules of Nasdaq. On February 10, 2006, holders of more than 50% of the Company’s common stock approved the amendment to our articles of incorporation creating a new class of preferred stock and the issuance of the Series A Convertible Preferred Stock, however, this approval will not be effective and the Series A Convertible Preferred Stock will not be issued until the Securities and Exchange Commission rules and regulations relating to the delivery of an Information Statement on Schedule 14C to our shareholders have been satisfied. The Company anticipates that the sale of the shares of the Series A Convertible Preferred Stock will take place on or before July 31, 2006, but not later than January 1, 2007.

Resignation and Replacement of Independent Director. On January 23, 2006, Mr. James R. Cast resigned from the Board of Directors. Mr. Cast was an independent director, as defined by Nasdaq National Market (“Nasdaq”). In accordance with Nasdaq Marketplace Rule 4350(c), requiring a majority of our Board of Directors to be Independent, Nasdaq notified us it had until the earlier of the next annual shareholders meeting or January 23, 2007 to replace the independent director position or face delisting. On February 15, 2006, Mr. P. Rodney Cunningham was appointed to our Board of Directors. Nasdaq has determined that we are in compliance with the rule and the matter is now closed.

Divestiture of Antigua Operations. On March 2, 2006, we entered into a Stock Purchase Agreement with A. Hadeed or his nominee and Gary O’Rourke, under which we completed the sale of all of the issued and outstanding common shares of AMP. In connection with this sale, the purchasers acknowledged that preferred shares of AMP with a face value equal to EC$ 1,436,485 (US$532,032 as of the date of the sale) are outstanding and owned beneficially and of record by certain third parties and that such Preferred Shares are reflected as debt on AMP’s books and records. The purchasers further acknowledged that their acquisition of AMP was subject to the Preferred Shares and that the purchasers have sole responsibility of satisfying and discharging all obligations represented by such Preferred Shares, which represents an aggregate amount slightly in excess of $500,000. Under the terms of this Stock Purchase Agreement, the purchasers acquired 493,051 common shares of AMP for a purchase price equal to $5.1 million, subject to certain adjustments. This purchase price was paid entirely in cash. In addition, the transaction included transfers of certain assets from the Antigua operations to us, as well as pre-closing transfers to AMP of certain preferred shares in AMP that were owned by us. The purchasers have agreed to pay all taxes incurred as a result of the sale.

Divestiture of Joint Venture assets of Puerto Rico Crushing Company (“PRCC”), On March 30, 2006, we reached a verbal agreement in principal whereby Mr. Jose Criado, through a company controlled by him, would purchase the fixed assets and substantially all of the inventory of PRCC, our wholly owned subsidiary, as well as assume substantially all employee related severance costs and liabilities arising from the lease agreement (including reclamation and leveling) for the quarry land for a purchase price of $700,000 in cash and a two-year 5% note in an amount equal to the value of inventory as of the closing date. If the negotiations are successful, we expect to complete the divestiture before the end of April 2006. The anticipated net proceeds from the sale will approximate the net book value of the related assets after giving effect to an impairment charge of approximately $1.0 million recorded by the us during 2005 with respect to the long-lived assets of PRCC at December 31, 2005.

Independent to and prior to our reaching material agreement on the terms of the sale of PRCC’s assets to Mr. Criado, we had performed an analysis of PRCC’s long-lived assets for possible impairment in accordance with our accounting policies and Statements of Financial Accounting Standards No. 144 (SFAS 144), Impairment of Long-Lived Assets. The events which caused us to prepare the impairment analysis were the change of control of a major customer of PRCC, causing reduced revenue in the second half of 2005, the inability to obtain sufficient new revenue by December 31, 2005 to generate positive cash flows, and the January 15, 2006 termination of a November 28, 2005 Letter of Intent to sell materially all the assets of our remaining construction division, the remaining assets of our materials division and DevMat assets. More detailed information on the impairment analysis is included in Note 22, Impairment of Long-Lived assets, to our consolidated financial statements. The resulting impairment charge related to PRCC’s assets was $1.0 million.

Item 1A. Risk Factors

You should read and consider carefully each of the following factors, as well as the other information contained in, attached to or incorporated by reference in this report. If any of the following risks actually occur, our business, consolidated financial condition and results of operations could be materially and adversely affected and the value of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business operations.

Risk Factors Relating to our Business Generally

Our Officers and directors have the ability to significantly influence the outcome of any matters submitted to a vote of our shareholders.

Our officers and directors beneficially own, directly or indirectly and, in the aggregate, a significant percentage of the outstanding shares of our common stock and have the ability to significantly influence the outcome of any matters submitted to a vote of our shareholders.

We are subject to significant debt and debt service and will be subject to significant dividend service and redemption obligations which could have an adverse effect on our results of operations.

On November 10, 2005, our subsidiaries which comprise our electronic security services division entered into the $70 million CapitalSource Revolving Facility, the proceeds of which were used in part to pay down and cancel the $35 million revolving credit facility provided by CIT Financial USA, Inc., or the CIT Facility, and pay the purchase price of the Coastal acquisition. The CapitalSource Revolving Credit Facility was increased in March 2006 to contribute to the funding of the Guardian acquisition and, as of December 31, 2005 and March 31, 2006, we had $55 million and $91 million, respectively, of borrowings outstanding. In addition, in order to fund the remainder of the purchase price of the Guardian acquisition, on March 6, 2006, we issued to certain investors an aggregate principal amount of $45 million of notes, which notes we anticipate will subsequently be exchanged for an aggregate of 45,000 shares of Series A Convertible Preferred Stock with an aggregate liquidation preference of $45,000,000. These notes and shares of Series A Convertible Preferred Stock will be subject to regular interest, principal payment or dividend payment and redemption obligations. As a result of the foregoing transactions, we are now incurring significant interest expense. The degree to which we are leveraged could have significant consequences, including the following:

•	our ability to obtain additional financing in the future for capital expenditures, potential acquisitions, and other purposes may be limited or financing may not be available on terms favorable to us or at all;

•	a substantial portion of our cash flows from operations must be used to pay our interest expense and repay our senior debt and notes and dividend and redemption obligations under the terms of the Series A Convertible Preferred Stock, which reduces the funds that would otherwise be available to us for our operations and future business opportunities; and

•	fluctuations in market interest rates will affect the cost of our borrowings to the extent not covered by interest rate hedge agreements because our credit facilities bear interest at variable rates.

A default could result in acceleration of the indebtedness evidenced by the senior debt or the notes and permit our senior lenders to foreclose on our electronic security services assets. In addition, our failure to comply with the terms of the Series A Convertible Preferred Stock could result in an event of default, which, if not cured or waived, could permit holders of the Series A Convertible Preferred Stock to require us to redeem all, or a portion of, the outstanding principal amount of the Series A Convertible Preferred Stock and pay all accrued but unpaid dividends.

The CapitalSource Revolving Facility contains a number of covenants imposing restrictions on our electronic security services division’s ability to, among other things:

•	incur more debt;

•	pay dividends, redeem or repurchase stock or make other distributions or impair the ability of any subsidiary to make such payments to the borrower;

•	make acquisitions or investments;

•	revise existing capital structure or principal line of business;

•	use assets as security in other transactions;

•	enter into transactions with affiliates (including extending loans to employees);

•	engage in any sale-leaseback or synthetic lease transaction;

•	impair the terms of any material contract;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	guarantee obligations of another;

•	create liens on our assets; and

•	extend credit.

Also, the notes contain a number of covenants imposing restrictions on our ability to incur more debt, create liens on our assets or make payments with respect to existing debt.

The CapitalSource Revolving Facility contains financial covenants that require our subsidiaries which comprise our electronic security services division to meet a number of financial ratios and tests. Failure to comply with the obligations in the CapitalSource Revolving Facility or the notes could result in an event of default, which, if not cured or waived, could permit acceleration of this indebtedness or of other indebtedness, allowing our senior lenders to foreclose on our electronic security services assets.

We will be subject to a financial covenant under the Series A Convertible Preferred Stock which will restrict our ability to incur indebtedness and could have an adverse effect on our results of operations.

Upon effectiveness of approval of the shareholders of the private placement and exchange of the $45 million in notes for the Series A Convertible Preferred Stock, we will be subject to a financial covenant under the Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock contains a financial covenant imposing a restriction on our ability to incur additional indebtedness. As a result, so long as any shares of Series A Convertible Preferred Stock remain outstanding, we will not be able to allow our indebtedness ratio to exceed a specified maximum leverage amount. Our failure to comply with this indebtedness ratio covenant could result in an event of default, which, if not cured or waived, could permit holders of the Series A Convertible Preferred Stock to require us to redeem all, or a portion of, the outstanding principal amount of the Series A Convertible Preferred Stock and pay all accrued but unpaid dividends.

If we do not successfully implement our business strategy, we may not be able to repay or refinance our senior debt or the notes or comply with the terms of the Series A Convertible Preferred Stock.

We may not be able to successfully implement our business strategy or realize our anticipated financial results. Accordingly, our cash flows and capital resources may not be sufficient to pay the interest charges on and principal payments of our senior debt or notes or comply with the dividend payment and redemption provisions of the Series A Convertible Preferred Stock. Failure to pay our interest expense, make our principal payments, pay dividends or effect a redemption would result in a default. A default relating to the senior debt, the notes or the Series A Convertible Preferred Stock, if not waived, could result in acceleration of the indebtedness evidenced by our senior debt and the notes, in which case the indebtedness would become immediately due and payable, or could permit holders of the Series A Convertible Preferred Stock to require us to redeem all, or a portion of, the outstanding principal amount of the Series A Convertible Preferred Stock and pay all accrued but unpaid dividends. If this occurs, our substantial indebtedness and the redemption amount for the Series A Convertible Preferred Stock could have important consequences to us and may, among other things:

•	limit our ability to obtain additional financing to fund our growth strategy, working capital, capital expenditures, debt service and dividend service requirements or other purposes;

•	limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make principal payments and fund debt and dividend service and redemption requirements;

•	cause us to be unable to satisfy our obligations under our existing or new debt agreements, the notes or the terms of the Series A Convertible Preferred Stock;

•	make us more vulnerable to adverse general economic and industry conditions;

•	limit our ability to compete with others who are not as highly leveraged as we are;

•	limit our flexibility in planning for, or reacting to, changes in our business, industry and market conditions;

•	cause us to sell assets; and

•	cause us to obtain additional equity capital or refinance or restructure all or a portion of our outstanding senior debt or the notes.

In the event that we are unable to do so, we may be left without sufficient liquidity and may not be able to repay our senior debt or the notes. In that case, the senior lenders would be able to foreclose on our assets. Even if new financing is available, it may not be on terms that are acceptable to us. In the case of default relating to dividends on the Series A Convertible Preferred Stock, if not cured or waived, it could permit the holders of the Series A Convertible Preferred Stock to require us to redeem all, or a portion of, the outstanding principal amount of the Series A Convertible Preferred Stock and pay all accrued but unpaid dividends

Similarly, if we are not able to successfully implement our business strategy or realize our anticipated financial results, we may not be able to comply with the terms of the Series A Convertible Preferred Stock concerning the payment of dividends or requiring us to redeem, for cash, all outstanding shares of Series A Convertible Preferred Stock, in equal installments, on the fourth, fifth and sixth anniversary of completion of the private placement. If we fail to effect any required redemption of the Series A Convertible Preferred Stock, the applicable redemption amount per unredeemed share of Series A Convertible Preferred Stock will bear interest at the rate of 1.5% per month until paid in full and the investors will have the option to require us to convert any of those unredeemed shares into shares of our common stock substituting market prices for the conversion price, which market prices may be lower than the conversion price resulting in a larger number of shares of our common stock being issued, resulting in greater dilution to our existing shareholders.

Our stock is thinly traded.

While our stock trades on the Nasdaq, our stock is thinly traded and you may have difficulty in reselling your shares quickly. The low trading volume of our common stock is outside of our control, and we cannot guarantee that the trading volume will increase in the near future or that, even if it does increase in the future, it will be maintained. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, an investor may be unable to liquidate his investment in us. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future.

We do not currently pay any dividends on our common stock.

We have not paid any dividends on our common stock in the last 13 years. We anticipate that for the foreseeable future we will continue to retain any earnings for use in the operation of our business, except as required to pay dividends on the Series A Convertible Preferred Stock to be issued following shareholder approval following the acquisition of Guardian in March 6, 2006. Any future determination to pay cash dividends will be at the discretion of our board of directors, after consideration of any restrictions on cash dividends as defined by our credit and debt agreements, and will depend on our earnings, capital requirements, financial condition and other factors deemed relevant by our board of directors.

Risk Factors Relating to our Electronic Security Services Division

We intend to continue our strategy of developing a strong regional presence and, as a result, experience significant growth, some of which may adversely affect our operating results, financial condition and existing business.

To date, we have acquired SEC, Starpoint, Coastal and Guardian and plan to continue to acquire additional electronic security service companies. Acquisitions can divert management’s attention and result in greater administrative burdens and operating costs and, to the extent financed with debt, additional interest costs. We may not be able to manage or integrate acquired companies or businesses successfully. The success of our acquisition strategy will depend on, among other things:

•	the availability of suitable candidates;

•	purchase price multiples which may escalate as a result of increased competition from other electronic security services companies for the purchase of available candidates;

•	our ability to value those candidates accurately and negotiate favorable terms for those acquisitions;

•	the availability of funds to finance acquisitions; and

•	the availability of management resources to oversee the integration and operation of the acquired businesses.

Financing for the acquisitions may come from several sources, including our existing cash on hand, the proceeds from the exercise of outstanding warrants, the incurrence of indebtedness or the issuance of additional common stock, preferred stock, debt (whether convertible or not) or other securities. The issuance of any additional securities could, among other things:

•	result in substantial dilution of the percentage ownership of our shareholders at the time of issuance;

•	result in the substantial dilution of our earnings per share;

•	adversely affect the prevailing market price for our common stock; and

•	result in increased indebtedness, which could negatively affect our liquidity and operating flexibility.

Our inability to continue to acquire businesses in the electronic security services business could have adverse consequences on our results of operations.

Due to the continuing consolidation of the electronic security systems industry and the acquisition by us and other electronic security systems companies of a number of large portfolios of subscriber accounts, there may in the future be fewer large portfolios of subscriber accounts available for acquisition. We face competition for the acquisition of portfolios of subscriber accounts, and we may be required to offer higher prices for subscriber accounts we acquire in the future than we have offered in the past. A core component of our regional strategy is the acquisition of electronic security services businesses which will enable us to develop a leading regional presence in certain targeted markets and benefit from the increased brand recognition, maximization of market share and improved operating efficiencies that we believe will accompany this position. If we are unable to continue our acquisition program, we may be unable to achieve this regional presence in some or all of the markets we have targeted, which would have an adverse effect on our results of operations.

Integrating our acquired businesses may be disruptive to or cause an interruption of our business which could have a material adverse effect on our operating results and financial condition.

The process of integrating our acquired businesses may be disruptive to our business and may cause an interruption or a loss of momentum in our business as a result of the following factors, among others:

•	loss of key employees or customers;

•	higher than expected account attrition;

•	possible inconsistencies in standards, controls, procedures and policies among the combined companies and the need to implement company-wide financial, accounting, information and other systems;

•	failure to maintain the quality of services that the companies have historically provided; and

•	the need to coordinate geographically diverse organizations.

These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, revenue enhancements and other benefits from that integration and may cause material adverse short and long-term effects on our operating results and financial condition.

Inherent uncertainties associated with the acquisition of past or future acquisition candidates may cause us or the acquisition candidates to lose key employees.

Employees of a past or future acquisition candidate may experience uncertainty about their future roles with the surviving corporation. This uncertainty may adversely affect the surviving corporation’s ability to retain key management, sales and marketing personnel. Many of these employees may be critical to the business and operations of the surviving corporation. The loss of key personnel may imperil the acquisition of any such acquisition candidate or lead to disruptions of our operations. The loss of key personnel also could result in a loss of key information, expertise and know-how, which could result in future replacement costs associated with recruitment and training.

We may encounter difficulties implementing our business plan.

We expect that we will encounter challenges and difficulties in implementing our business plan. These challenges and difficulties relate to our ability to:

•	attract new customers and retain existing customers;

•	generate sufficient cash flow from operations or through additional debt or equity financings to support our regional growth strategy;

•	hire, train and retain sufficient additional financial reporting management, operational and technical employees; and

•	install and implement new financial and other systems, procedures and controls to support our regional growth strategy with minimal delays.

If we encounter greater than anticipated difficulties in integrating our electronic security services division into our general corporate structure, it may be necessary to take additional actions, which could divert management’s attention and strain our operational and financial resources. We may not successfully address any or all of these challenges, and our failure to do so would adversely affect our business plan and results of operations, our ability to raise additional capital and our ability to achieve enhanced profitability.

Each of SEC, Starpoint, Coastal, and Guardian operated on different technology platforms that will have to be integrated.

We plan to fully integrate the back-office software platforms for each of our acquired operations for standard processes, including accounts payable/receivable, human resources management, inventory management, customer service and other platforms to a single, unified platform. Each of SEC, Starpoint, Coastal and Guardian currently use a combination of different technology platforms for back-office support and security systems monitoring that will have to be integrated to achieve our objectives of growth and profitability. As with any technology switchover, we run the risk of potential operational challenges and service disruptions that could negatively impact our operations.

The development and recognition of our regional brand may not advance as quickly or as effectively as we anticipate.

Our regional growth strategy requires a recognized brand in the geographic areas in which we operate. In order to attract and retain the high quality customers we seek, we will have to develop and cultivate our brand. There is no guarantee that our brand will be adopted or recognized as a market leader in security systems monitoring services or as a regional brand. Even if the brand is cultivated effectively, it may require more time than we anticipate and may affect our further implementation of our growth strategy.

Our electronic security services operations are geographically concentrated making us vulnerable to economic and environmental risks inherent to those locations.

Our existing subscriber base is geographically concentrated predominantly in Florida and New York. Accordingly, our performance may be adversely affected by regional or local economic and environmental conditions, including weather conditions. Florida in particular is highly susceptible to the impact of hurricanes. Similarly, other unforeseen events, including war or terrorist activities could have a materially adverse effect on our results of operations.

We may from time to time make acquisitions in regions outside of our current operating area as part of our regional focus. The acquisition of companies in other regions, or in metropolitan areas in which we do not currently have subscribers, requires an investment by us. In order for us to expand successfully into a new area, we must acquire companies with a sufficient number and density of subscriber accounts in that area to support the investment. We may not be able to locate these opportunities or, even if we locate these opportunities, an expansion into these new geographic areas may not generate operating profits.

Our electronic security services division operates in a highly competitive environment and we may not be able to compete effectively for customers, causing us to lose all or a portion of our market share.

The electronic security services business in the United States is highly competitive. New competitors are continually entering the field. Competition is based primarily on price in relation to quality of service. Sources of competition in the electronic security services business are other providers of central monitoring services, local electronic security systems and other methods of protection, such as manned guarding.

Our electronic security services division competes with other major firms which have substantial resources, including ADT Security Services, Inc. (a subsidiary of Tyco International Limited), Brinks Home Security, a division of The Brinks Company, Protection One, and Honeywell Protection Services, a division of Honeywell, Inc., as well as many smaller regional and local companies. Many of these competitors are larger and have significantly greater resources than we do and may possess greater local market knowledge as well. We may not be able to continue to compete effectively for existing or potential customers, causing us to lose all or a portion of our market share.

Our electronic security services division is subject to significant government regulation and the failure to substantially comply with one or more of these regulations could adversely affect our electronic security services division’s business and results of operations.

Our electronic security services division’s operations are subject to a variety of federal, state, county and municipal laws, regulations and licensing requirements. The states in which we operate, as well as some local authorities, require us to obtain licenses or permits to conduct our electronic security service business. In addition, there has been a recent trend on the part of municipalities and other localities to attempt to reduce the level of false alarms through various measures, such as licensing of individual electronic security systems and the imposition of fines upon customers, revocation of licenses or non-response to alarms after a certain number of false alarms. While these statutes and ordinances have not had a material effect on our business operations to date, we are not able to predict whether these statutes or ordinances, or similar statutes or ordinances enacted by other jurisdictions, will adversely affect our business in the future. The electronic security services industry also is subject to the oversight and requirements of various insurance, approval, listing and standards organizations. Adherence to the standards and requirements of these organizations may be mandatory or voluntary depending upon the type of customer served, the nature of the electronic security services provided and the requirements of governmental jurisdiction.

The nature of the services provided by our electronic security services division potentially exposes us to greater risks of liability for employee acts or omissions or product liability than may be inherent in many other service businesses.

Cyclical industry and economic conditions have affected and may continue to adversely affect the financial condition and results of operations of our electronic security services division.

The operating results of our electronic security services division may be adversely affected by the general cyclical pattern of the electronic security services industry. Demand for electronic security services is significantly affected by levels of commercial construction and consumer and business discretionary spending, which attrition would adversely affect our results of operations.

Our electronic security services division’s business is subject to attrition of subscriber accounts.

Our electronic security services division experiences attrition of subscriber accounts as a result of, among other factors, relocation of subscribers, adverse financial and economic conditions, and competition from other electronic security system companies. In addition, our electronic security services division experiences attrition of newly acquired accounts to the extent that we do not integrate these accounts or do not adequately service those accounts or because of dissatisfaction with prior service. Attrition and an increase in attrition rates could have a material adverse effect on our revenues and earnings.

When acquiring accounts, we seek to withhold a portion of the purchase price as a partial reserve against subscriber attrition. If the actual attrition rate for the accounts acquired is greater than the rate assumed by us at the time of the acquisition, and we are unable to recoup our damages from the portion of the purchase price held back from the seller, such attrition could have a material adverse effect on our financial condition or results of operations. In addition, we may not be able to obtain purchase price holdbacks in future acquisitions, particularly acquisitions of large portfolios. Also, actual account attrition for acquired accounts may be greater than the attrition rate assumed or historically incurred by our electronic security services division.

The effects of gross subscriber attrition have historically been offset by adding new accounts from subscribers who move into premises previously occupied by prior subscribers and in which electronic security systems are installed, conversions of accounts that were previously monitored by other electronic security services companies to our monitoring services and accounts for which we obtain a guarantee from the seller that provides for us to “put” back to the seller canceled accounts. The resulting figure is used as a guideline to determine the estimated life of subscriber revenues. It is our policy to review periodically actual account attrition and, when necessary, adjust the remaining estimated lives of our purchased accounts to reflect assumed future attrition. If actual account attrition significantly exceeds assumed attrition and we have to shorten the period over which we amortize the cost of purchased subscriber accounts, it could have a material adverse effect on our results of operations and financial condition.

Our future success is dependent, in part, on key personnel and failure to retain these key personnel would adversely affect our operation.

The future success or our electronic security services division depends significantly upon the efforts of certain key management personnel, such as Stephen J. Ruzika, our Chief Executive Officer and President, and a small group of other significant employees who we employed in connection with our recent acquisitions of electronic security services businesses. The loss of the services of any of these officers or other key employees could materially and adversely affect our business as we would no longer be able to benefit from their knowledge, experience and guidance.

Declines in new construction may affect our sales.

Demand for electronic security monitoring services to detect intrusion and fire is tied, in part, to new construction. The market for new construction and the real estate market in general are cyclical and, in the event of a decline in the market for new developments, it is likely that demand for our electronic security monitoring services to multi-family dwellings would also decline, which could negatively impact our results of operations.

Lower crime rates could have an adverse effect on our results of operations.

For the past several years crime rates have been dropping in the United States, particularly in the State of Florida. According to the Florida Department of Law Enforcement’s 2004 Annual Uniform Crime Report, Florida’s index crime rate has reached a 34-year low dropping by 6.0 percent in 2004, compared to 2003. Particularly relevant to our business is the decrease in the number of burglaries. While the number of homes and businesses with installed electronic security systems has continued to increase even as crime rates have decreased, this may not continue to be the case. Any significant decrease in the number of homes and businesses installing new electronic security systems could have a material adverse effect on our business.

Risk Factors Relating to our Materials Division and Construction Division

We have identified material weaknesses in our internal control over financial reporting that may prevent us from being able to accurately report our financial results or prevent fraud, which could harm our business and operating results, the trading price of our stock and our access to capital.

In connection with the completion of its audit of, and the issuance of an unqualified report on, our consolidated financial statements for the fiscal year ended December 31, 2005, our independent registered public accounting firm, KPMG, LLP, communicated to our management and Audit Committee that certain matters involving our internal controls were considered to be “material weaknesses”, as defined under the standards established by the Public Company Accounting Oversight Board. See “Item 9A - Controls and Procedures”. Our independent registered public accounting firm informed our management and our Audit Committee that these material weaknesses related to their belief that we did not have sufficient controls pertaining to the review and oversight of financial results constituting material weaknesses in our internal controls over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. We are committed to continuously improving our internal controls and financial reporting. We are working with consultants with experience in internal controls to assist management and the Audit Committee in reviewing our current internal controls structure with a view towards meeting the formalized requirements of Section 404 of the Sarbanes-Oxley Act.

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

Under current regulations, the Company must be able to comply with the provision of Section 404 of the Sarbanes-Oxley Act of 2002 by our reporting period ending December 31, 2007.

If we are unable to conclude that our internal controls over financial reporting are effective at such time that we will be required to attest to them, or if our independent registered public accounting firm concludes that our internal controls are ineffective at such time, or is unable to conclude that our assessment is fairly stated or is unable to express an opinion on the effectiveness of our internal controls, our ability to obtain additional financing on favorable terms could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. In addition, if we are unable to conclude our internal controls or disclosure controls are effective at such time that we will be required to attest to them, current and potential shareholders could lose confidence in our financial reporting and our stock price could be negatively impacted.

We have agreed to settlement terms with respect to a dispute with a vendor of ours in St. Martin; however, the terms of the settlement have not yet been fulfilled and it is possible that the vendor could still pursue a claim against us.

On July 25, 1995, our subsidiary, Societe des Carrieres de Grande Case, or SCGC, entered into an agreement with Mr. Fernand Hubert Petit, Mr. Francois Laurent Petit and Mr. Michel Andre Lucien Petit, collectively referred to as, Petit, to lease a quarry located in the French side of St. Martin. Another lease was entered into by SCGC on October 27, 1999 for the same and additional property. Another subsidiary of ours, Bouwbedrijf Boven Winden, N.A., or BBW, entered into a material supply agreement with Petit on July 31, 1995. This agreement was amended on October 27, 1999. Under the terms of this amendment, we became a party to the materials supply agreement.

In May 2004, we advised Petit that we would possibly be removing our equipment within the timeframes provided in its agreements and made a partial quarterly payment under the materials supply agreement. On June 3, 2004, Petit advised us in writing that Petit was terminating the materials supply agreement immediately because Petit had not received the full quarterly payment and also advised that it would not renew the 1999 lease when it expired on October 27, 2004. Petit refused to accept the remainder of the quarterly payment from us in the amount of $45,000.

Without prior notice to BBW, Petit obtained orders to impound BBW assets on St. Martin (the French side) and Sint Maarten (the Dutch side). The assets sought to be impounded include bank accounts and receivables. BBW has no assets on St. Martin, but approximately $341,000 of its assets were impounded on Sint Maarten. In obtaining the orders, Petit claimed that $7.6 million is due on the supply agreement (the full payment that would be due by us if the contract continued for the entire potential term and we continued to mine the quarry), $2.7 million is due for quarry restoration and $3.7 million is due for pain and suffering. The materials supply agreement provided that it could be terminated by us on July 31, 2004.

In February 2005, SCGC, BBW and Devcon entered into agreements with Petit, which provided for the following:

•	The purchase by SCGC of three hectares of partially mined land located within the quarry property previously leased from Petit for approximately $1.1 million;

•	A two-year lease of approximately 15 hectares of land, or the 15 hectare lease, on which SCGC operates a crusher, ready-mix concrete plant and aggregates storage at a cost of $100,000;

•	The granting of an option to SCGC to purchase two hectares of unmined property prior to December 31, 2006 for $2 million, payable $1 million on December 31, 2006 and $1 million on December 31, 2008, subject to the terms below:

•	In the event that SCGC exercises this option, Petit agrees to withdraw all legal actions against us and our subsidiaries;

•	In the event that SCGC does not exercise the option to purchase and Petit is subsequently awarded a judgment, SCGC has the option to offset approximately $1.2 million against the judgment amount and transfer ownership of the three hectare parcel purchased by SCGC as stated above back to Petit;

•	The granting of an option to SCGC to purchase five hectares of unmined land prior to June 30, 2010 for $3.6 million, payable $1.8 million on June 30, 2010 and $1.8 million on June 30, 2012; and

•	The granting of an option to SCGC to extend the 15 Hectare Lease through December 31, 2008 (with annual rent of $55,000) if the two hectares are purchased and subsequent extensions of the lease (with annual rent of $65,000) equal to the terms of mining authorizations obtained from the French Government agencies.

After conferring with our French counsel and upon review by management, we believe that we have valid defenses and offsets to Petit’s claims, including, among others, those relating to our termination rights and the benefit to Petit from us not mining the property. Based on the foregoing agreements and our review, management does not believe that the ultimate outcome of this matter will have a material adverse effect on our consolidated financial position or results of operations. At the time we exercise the options discussed above, we will obtain independent appraisals to determine the fair value of any non-cash consideration, including the exercise of the options discussed above, used in settlement of a judgment received by Petit, if any.

We have entered into transactions with our affiliates which result in conflicts of interests.

We have entered into a number of transactions with our affiliates, including an investment in the Caribbean involving companies in which certain of our current and former officers and directors have an interest. Material transactions are disclosed in our audited consolidated financial statements and the periodic reports we file with the Securities and Exchange Commission. See “Item 13 — Certain Relationships and Related Transactions”. These transactions result in conflicts of interests. Our Audit Committee reviews and approves transactions between us and our affiliates, including our officers and directors. Our policy is that all of these transactions be reviewed and approved by the audit committee prior to completion. In addition, our Articles of Incorporation provide that no contract or other transaction between us and any other corporation shall in any way be invalidated by the fact that any of our directors are interested in or are directors or officers of the other party to the transaction.

We are subject to some risks due to the nature of our foreign operations.

The majority of our continuing operations in 2005 were conducted in foreign countries located in the Caribbean, primarily Antigua and Barbuda, Sint Maarten, St. Martin and the Bahamas. For the fiscal year ended December 31, 2005, 70% of our revenue were derived from foreign geographic areas. The risks of doing business in foreign areas include potential adverse changes in U.S. diplomatic relations with foreign countries, changes in the relative purchasing power of the U.S. dollar, hostility from local populations, adverse effects of exchange controls, changes in either import or export tariffs, nationalization, interest rate fluctuations, restrictions on the withdrawal of foreign investment and earnings, government policies against businesses owned by non-nationals, expropriations of property, the instability of foreign governments, any civil unrest or insurrection that could result in uninsured losses and other political, economic and regulatory conditions, risks or difficulties. Adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors’ risk profiles, could adversely impact our operations. We are not subject to these risks in Puerto Rico or the U.S. Virgin Islands, since these are United States territories. We believe our most significant foreign currency exposure is the Euro. We are also subject to U.S. federal income tax upon the distribution of certain offshore earnings. Although we have not encountered significant difficulties in our foreign operations, we could encounter difficulties in the future.

Some of the contracts involved in contracting business have fixed price terms which do not take into account unanticipated changes in production costs, which we would not be able to pass on to the customer.

We generally enter into either fixed-price contracts that provide for an established price that does not vary during the term of the contract or unit-price contracts under which our fee is based on the quantity of work performed. Fixed-price and unit-price contracts, involve inherent risks, such as unanticipated increases in the cost of labor and/or materials, subcontracts that were unexpected at the time of bidding, bidding errors, unexpected field conditions, adverse weather conditions, the inability of subcontractors to perform, work stoppages and other events beyond our control. Although our attempts to minimize the risks inherent in our contracts by, among other things, obtaining subcontracts from reliable subcontractors, anticipating labor and material cost increases, anticipating contingencies, utilizing our cost control system and obtaining certain cost escalation clauses, we cannot assure you that we will be able to complete our current or future contracts at a profit. In addition, the longer the term of fixed-price and unit-price contracts, the greater the risks associated with that contract.

We may incur specified penalties or losses under some of the clauses in the contracts governing our projects.

Some of our contracts call for project completion by a specified date and may contain a penalty clause for our failure to complete a project by this date. During the year ended December 31, 2005, our construction division reported an operating loss of $2.9 million compared to $4.6 million of operating income for the corresponding period of 2004. This decrease was primarily attributable to a substantial increase in the estimated costs to complete a current marina project in the U.S. Virgin Islands due to operational difficulties encountered during the year. As a result, the anticipated gross margin on this project was reduced by more than $5.2 million during the year, resulting in a loss on the project in 2005 of $3.8 million. In addition, under the terms of some of our contracts, we make warranties that extend for a period of time beyond the completion of these contracts.

Our failure to enter into new contracts to replace completed contracts could have an adverse impact on our operations.

We endeavor to ensure that our contracting resources are effectively utilized and to that end pursue new contracts as the completion time for existing contracts approaches. To the extent we have entered into contracts to which a significant part of our resources are committed, the failure to obtain new contracts upon the completion of these contracts could adversely affect our results of operations.

General economic conditions in the markets in which we conduct business could have a material impact upon our operations.

Our construction division and our materials division are materially dependent upon economic conditions in general, including recession, inflation, deflation, general weakness in construction and housing markets, changes in infrastructure requirements and, in particular, upon the level of development and construction activities in the Caribbean. A general downturn in the economy in this region would adversely affect the housing and construction industry and, therefore, would adversely affect our contracting and concrete and related products businesses.

Our materials and construction divisions operate in a highly competitive environment and we may not be able to compete effectively for customers, causing us to lose all or a portion of our market share.

We have competitors in the materials business in the locations where we conduct business. The competition includes local ready-mix concrete and local concrete block plants, and importers of aggregates and concrete blocks. We also encounter competition from the producers of asphalt, which is an alternative material to concrete for road construction. Most competitors, such as ready-mix and local concrete block producers, have a disadvantage compared to our material costs, but have an advantage over us in respect to lower overhead costs. With respect to our construction division, land development construction is extremely competitive. We compete with smaller local contractors as well as larger U.S. and European based contractors in all our markets. Primary competitive factors include price, prior experience and relationships, the equipment available to complete the job, innovation, the available engineering staff to assist an owner in minimizing costs, how quickly a company can complete a contract, and the ability to obtain bonding which guarantees contract completion.

We are highly dependent on supplies of cement and Barbuda sand and a failure to maintain adequate supplies would adversely affect our operations.

Our operations are highly dependent upon our ability to acquire adequate supplies of cement, concrete block and Barbuda sand. We have experienced, in the past, and could experience in the future short term shortages of both cement and Barbuda sand which, temporarily, adversely affected our operations.

Some of our significant customers are governmental agencies of islands in the Caribbean which may constitute a credit risk.

We operate on several islands in the Caribbean. The governmental agencies of these islands are significant customers. Many of the island governments, with which we conduct business, have high levels of public debt relative to their revenue base. Accordingly, we may experience difficulty in collecting amounts due from these governmental agencies.

We are highly dependent on the availability of barging and towing services in the Caribbean.

Our construction division is highly dependent upon the availability of barging and towing services to move construction materials and equipment from the United States to various Caribbean islands and between Caribbean islands. Our materials division is highly dependent upon the availability of barging services to import sand, cement and block. We have experienced, in the past, and could experience in the future, a short-term shortage of barging capacity which would have an adverse affect on our operations.

We are highly dependent upon having the ability to secure bid, payment, and performance bonds.

Our construction division’s ability to secure new contracts is dependent upon being able to obtain bid, payment and performance bonds. We have no definitive bonding line. One of the underwriting criteria of the bonding company, which we utilize, is tangible net worth. Our tangible net worth decreased significantly during 2005 due to our net loss and the increase in Intangible Assets and Goodwill associated with the acquisitions of businesses in the electronic security division. This reduced our tangible net worth which could negatively affect our ability to secure new construction contracts.

We are highly dependent upon the ability to secure work permits for employees.

Our construction division is dependent upon being able to secure work permits from the various Caribbean island governments for employees domiciled in other jurisdictions. We could, in the future, experience delays in securing these work permits, which could adversely affect its ability to perform under its contracts.

We are highly dependent upon the ability to secure business licenses to operate in foreign jurisdictions, particularly in the Bahamas.

Our construction division competes for business, in some jurisdictions, with local contractors. The governments in some of these foreign jurisdictions, particularly the Bahamas, encourage the awarding of contracts to local contractors. We may not, in the future, be able to secure all prerequisite business licenses to enter into or perform under construction contracts.

Item 1B. Unresolved Staff Comments

None.

Item 2. Property

General

The following table shows information on the properties and facilities that we owned or leased for our operations at December 31, 2005:

Description	Location	Lease Expiration with all Options (M/Yr)	Area
Shared Facilities
Principal executive offices	Boca Raton, Florida	8/19	13,554 square feet (1)
Maintenance yard for heavy equipment	Deerfield Beach, Florida	12/06	1.82 acres (2) (3)
Administrative Offices	Deerfield Beach, Florida	5/09	8,410 square feet

Electronic Security Services Division
Office space	Panama City, Florida	Owned	2,528 square feet
Central station	Naples, Florida	02/06	8,312 square feet
Sales office	Doral, Florida	05/07	2,400 square feet
Sales office	Boca Raton, Florida	08/10	7,000 square feet
Sales office	Winter Park, Florida	06/09	2,000 square feet
Sales office	Tampa, Florida	07/07	3,562 square feet
Sales office	Cooper City, Florida	06/07	2,100 square feet
Sales office	Sarasota, Florida	11/06	3,000 square feet
Central station	Boca Raton, Florida	12/06	18,140 square feet
Administrative offices	Boca Raton, Florida	05/07	8,905 square feet
Sales office	Orlando, Florida	07/06	4,330 square feet

Materials Division	Location	Lease Expiration with all Options (M/Yr)	Area
Concrete batch and block plant, rock crushing plant, asphalt plant, quarry, and office	Antigua	9/2016	22.6 acres (2) (4)
Concrete batch plant	Sint Maarten	6/2006	1.5 acres (2) (4) (5)
Barge unloading facility	Sint Maarten	4/2013	1.0 acres (2) (4)
Administrative offices and warehouse	Sint Maarten	3/2014	6,566 square feet
Quarry	Saint Martin	Owned	7.4 acres (4)
Quarry	Saint Martin	Optioned	5.0 acres (4) (6)
Concrete batch plant, rock crushing plant, quarry and office	Saint Martin	6/2011	37.1 acres (4)

Construction Division	Location	Lease Expiration with all Options (M/Yr)	Area
Administrative office	Saint Thomas, USVI	Month to Month	1,066 square feet

(1)	Ten year lease with a 5-year option to renew.
(2)	Underlying land is leased and we own the equipment and temporary office facilities on the property.
(3)	Leased from the wife of Donald L. Smith Jr., a director of the Company. See Note 14, Lease Commitments, to our consolidated financial statements.
(4)	Acreage is estimated.
(5)	The landlord has verbally agreed to extend the lease through October 2006, at which time we will relocate our concrete batch plant.
(6)	We have the contractual right to mine this approximate 5.0 parcel. Our present intent is to exercise our option to acquire this parcel for $2.0 million ($1.0 million payable in each of 2006 and 2008)

Quarry Information

as of December 31, 2005

Quarry Name And Location	Material Type Produced	Type of Facility	Ownership or Lease Status	Lease Expiration	Annual Production Tons	Estimated Years Until Reserve Depletion
Green Castle Vendans	Boulders Stone	Surface Mine	Lease	9/2016	170,000	(1)

Antigua	Sand

Grand Case	Boulders Stone	Surface Mine	Option to Own		200,000	4.5 (2)

French West Indies	Sand

Guaynabo Puerto Rico	Boulders Stone Sand	Surface Mine	Lease	Month To Month	750,000	(3)

(1)	On March 2, 2006, we sold our quarry operation in Antigua (see Note 25, Subsequent Events, to our consolidated financial statements.
(2)	We have a contractual right to mine this two hectare (4.94 acres) parcel for which we have an option to purchase for $2.0 million. It is our present intention to exercise this option and mine this parcel through June 30, 2010, at which time we have an option to acquire a contiguous five hectare (12.35 acres) parcel for $3.6 million.
(3)	We are currently holding over on a month-to-month basis while negotiating the sale of substantially all the fixed assets and inventory. We ceased crushing activity on March 31, 2006 and have, since then, been liquidating our inventory of boulders, stone and sand.

For additional information about our obligations on property leases, please see Note 14, Lease Commitments, to our consolidated financial statements.

Item 3. Legal Proceedings

We are involved in routine litigation arising in the ordinary course of our business, primarily in connection with our Construction division.

In the fall of 2000, Virgin Islands Cement and Building Products, Inc. (“VICBP”), a subsidiary of ours, was under contract with the Virgin Islands Port Authority (“VIPA”) for the construction of the expansion of the St. Croix Airport. During the project, homeowners and residents of the Yellow Cedar Housing Community, located next to the end of the expansion project, claimed to have experienced several days of excessive dust in their area as a result of the ongoing construction work. The homeowners of Yellow Cedar have filed two separate lawsuits for unspecified damages against VIPA and VICBP as co-defendants. One suit, filed in the U.S. District Court for the District of the Virgin Islands by Mariepaul Antoine, Benjamin Ashe, et. al, vs. VIPA et. al, case #2001,63 R/F, seeks equitable relief from nuisance, specific performance and damages. The second suit, Louisa Williams et. al vs. VIPA et. al filed in the Territorial Court of the U.S.V.I. case #548/2000 seeks equitable relief from nuisance, specific performance and damages. In both cases, VICBP, as defendant, has agreed to indemnify VIPA for any civil action as a result of the construction work. Reliance Insurance Company (“Reliance”), the general liability carrier for VICBP during that period, has taken the legal position that “dust” is a pollutant and, therefore, the pollution exclusion clause applies and as a result denies liability insurance coverage to VICBP. Corporate counsel in Florida, as well as in the U.S. Virgin Islands, have advised us that laws now in place should enable us to enforce the duty-to-defend clause contained in the liability policy, thus affording usa defense for both legal actions. The Pennsylvania Insurance Commissioner placed Reliance in rehabilitation in October 2001, and subsequently into liquidation. We have also presented claims under the policy to the Florida Insurance Guaranty Association, the V.I. Insurance Guaranty Association, the Pennsylvania Insurance Commissioner, and to our excess liability insurance carrier, Zurich Insurance Company. It is too early to predict the final outcome of this matter or to estimate our potential, if any, risk of loss.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Shareholders Meeting on October 21, 2005. The issues submitted to a vote of the security holders and the results of the voting are as follows:

Election of nine directors

	For	Withheld
Donald K. Karnes	5,488,034	1,500
Gustavo R. Benejam	5,488,034	1,500
James R. Cast	5,387,766	101,768
Mario B. Ferrari	5,474,066	15,468
Richard L. Hornsby	5,474,066	15,468
Per Olof Lööf	5,395,266	94,268
W. Douglas Pitts	5,385,666	103,868
Richard C. Rochon	5,385,666	15,468
Donald L. Smith, Jr.	5,474,066	15,468

The Board consists of nine directors. All nominees were elected to serve for a one-year period. See “Resignation and Replacement of Independent Director” on page 15 of this Annual Report for a discussion regarding the resignation of James R. Cast and the appointment of P. Rodney Cunningham to our board of directors.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded on the Nasdaq under the symbol DEVC. The following table shows high and low prices for our common stock for each quarter for the last two fiscal years as quoted by Nasdaq.

2006	High Sales Price	Low Sales Price
First Quarter	$10.70	$8.42

2005	High Sales Price	Low Sales Price
Fourth Quarter	$11.57	$8.85
Third Quarter	15.35	10.25
Second Quarter	14.96	10.30
First Quarter	17.49	13.55

2004	High Sales Price	Low Sales Price
Fourth Quarter	$16.95	$12.86
Third Quarter	18.80	11.40
Second Quarter	14.75	8.26
First Quarter	10.10	6.33

As of April 7, 2006, there were 262 holders of record of the outstanding shares of Common Stock. The closing sales price for the common stock on April 7, 2006, was $10.00. We paid no dividends in 2005 or 2004. The payment of cash dividends will depend upon the earnings, consolidated financial position and cash requirements of the Company, its compliance with loan agreements, and other relevant factors. We do not presently intend to pay cash dividends. No unregistered securities were sold or issued in 2005, 2004 or 2003, except as disclosed in Item 2 of the Quarterly Report on Form 10-Q of the Company for the Quarter Ended September 30,2004, the issuance of 13,718 shares of our common stock to a company controlled by Stephen J. Ruzika, our Chief Executive Officer and President, in connection with specified post-closing purchase price adjustments set forth in the purchase agreement governing our purchase of an electronic security services company managed and controlled by Mr. Ruzika and the issuance of $45,000,000 of notes pursuant to that certain Securities Purchase Agreement, dated as of February 10, 2006, as amended from time to time, by and between us and the investors set forth therein.

Equity Compensation Plans

The table below provides information relating to our equity compensation plans as of December 31, 2005.

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under compensation plans (1)
Equity compensation plans:
Approved by shareholders	444,810	$5.79	5,000

Total	444,810	$5.79	5,000

(1)	Excluding shares reflected in first column.

There are no other shares of capital stock issued other than common stock. No employment or other agreements provide for the issuance of any shares of capital stock. There are no other options, warrants, or other rights to purchase securities of the Company issued to employees and directors, other than options to purchase common stock issued under the 1986 Non-Qualified Stock Option Plan, the 1992 Directors Stock Option Plan, the 1992 Stock Option Plan, as amended, the 1999 Stock Option Plan, as amended, and the Warrants issued in connection with the investment by Coconut Palm Capital Investors I, Ltd. and pursuant to the Securities Purchase Agreement entered into by us on February 10, 2006. Options to purchase 50,000 shares were issued to Matrix Desalination, Inc. at an exercise price of $6.38 in May 2003. The vesting of the options issued to Matrix was dependent on the consummation of certain investments for DevMat Utility Resources, LLC. For more information regarding the Company’s equity compensation plans, see Note 10, Stock Option Plans, to our consolidated financial statements.

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

	Year Ended December 31,
	2005	2004(1)	2003(1)	2002(1)	2001(1)
	(In thousands, except per share amounts)
Statement of Operations Data:
Construction revenue	$39,334	$25,051	$17,104	$15,623	$15,185
Materials revenue	26,318	27,837	26,950	24,790	25,369
Security revenue	18,515	943	—	—	—
Other revenue	701	184	—	—	—

Total revenue	84,868	54,015	44,054	40,413	40,554

Cost of construction	36,909	17,547	15,254	14,790	12,446
Cost of materials	24,492	23,257	22,906	21,103	20,815
Cost of security	8,044	648	—	—	—
Cost of other	407	156	—	—	—

Gross profit	15,016	12,407	5,894	4,520	7,293

Operating expenses	31,306	15,992	14,381	8,607	8,947

Operating (loss) income	(16,290)	(3,585)	(8,487)	(4,087)	(1,654)
Other (expense) income	(1,641)	2,804	2,874	3,602	3,251
Gain on Antigua Note	804	10,970	—	—	—

(Loss) income from operations before income taxes	(17,127)	10,189	(5,613)	(485)	1,597

Income tax benefit (expense)	220	(1,286)	32	(298)	(686)
Income from discontinued operations	2,591	1,734	(3,036)	1,984	1,519

Net (loss) income	$(14,316)	$10,637	$(8,617)	$1,201	$2,430

(Loss) income per share:
Basic	$(2.42)	$2.44	$(2.57)	$0.34	$0.67
Diluted	$(2.42)	$2.09	$(2.57)	$0.31	$0.61
Weighted average number of shares outstanding:
Basic	5,904	4,363	3,352	3,572	3,632
Diluted	5,904	5,097	3,352	3,874	3,963

Balance Sheet Data:
Working capital	$2,560	$42,059	$15,840	$19,659	$16,203
Total assets	165,467	101,665	64,419	68,437	67,952
Long-term debt, excluding current portion	55,521	564	2,424	2,335	2,455
Stockholders’ equity	63,657	76,983	45,549	55,025	53,845

(1)	Refer to Note 23, Discontinued Operations, to our consolidated financial statements.

The Company has not made any material accounting changes in the past five years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act.

The forward-looking statements are and will be based upon our management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risks and uncertainties. Actual results, including our revenues from our electronic security services and construction and materials operations, expenses, gross margins, cash flows, financial condition, and net income, as well as factors such as our competitive position, inventory levels, backlog, the demand for our products and services, customer base and the liquidity and needs of customers, may differ materially from those contemplated by the forward-looking statements or those currently being experienced by the Company for a number of reasons, including but not limited to those set forth under “Risk Factors” and the following:

•	The strength of the construction economies on various islands in the Caribbean, primarily in the United States Virgin Islands, Sint Maarten, St. Martin, Antigua, Puerto Rico and the Bahamas. Our business is subject to economic conditions in our markets, including recession, inflation, deflation, general weakness in construction and housing markets and changes in infrastructure requirements.

•	Our ability to maintain mutually beneficial relationships with key customers. We have a number of significant customers. The loss of significant customers, the financial condition of our customers or an adverse change to the financial condition of our significant customers could have a material adverse effect on our business or the collectibility of our receivables.

•	Unforeseen inventory adjustments or significant changes in purchasing patterns by our customers and the resultant impact on manufacturing volumes and inventory levels.

•	Adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors’ risk profiles. We have businesses in various foreign countries in the Caribbean. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar. We believe our most significant foreign currency exposure is the Euro.

•	The electronic security services and materials divisions operate in markets which are highly competitive on the basis of price and quality. We compete with local suppliers of ready-mix, and foreign suppliers of aggregates and concrete block. Competition from certain of these manufacturers has intensified in recent years and is expected to continue. The construction division has local and foreign competitors in its markets. Customer and competitive pressures sometimes have an adverse effect on our pricing.

•	Our foreign operations may be affected by factors such as tariffs, nationalization, exchange controls, interest rate fluctuations, civil unrest, governmental changes, limitations on foreign investment in local business and other political, economic and regulatory conditions, risks or difficulties.

•	The effects of litigation, environmental remediation matters, and product liability exposures, as well as other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

•	Our ability to generate sufficient cash flows to support capital expansion, business acquisition plans and general operating activities, and our ability to obtain necessary financing at favorable interest rates.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions, and restrictions on repatriation of foreign investments.

•	The outcome of the compliance review for our past EDC benefits and the application for the extension of those benefits in the U.S. Virgin Islands.

•	The impact of unforeseen events, including war or terrorist activities, on economic conditions and consumer confidence.

•	Interest rate fluctuations and other capital market conditions.

•	Construction contracts with a fixed price sometimes suffer penalties that cannot be recovered by additional billing, which penalties may be due to circumstances in completing construction work, errors in bidding contracts, or changed conditions.

•	Adverse weather conditions, specifically heavy rains or hurricanes, which could reduce demand for our products.

•	Our ability to execute and profitably perform any contracts in the water desalination or sewage treatment business.

•	Our ability to find suitable targets to purchase for the electronic security services division and to implement our business plan in this industry, effectively integrate acquired Businesses and operate and grow acquisitions in the electronic security services businesses that would maximize profitability.

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

Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent. See also Note 1(p), Description of Business and Summary of Significant Accounting Policies, to our consolidated financial statements for certain revisions and reclassifications which are reflected in this item.

Comparison of Year Ended December 31, 2005 with Year Ended December 31, 2004

Summary

During 2005 we continued to redeploy certain of our assets and make new investments into more predictable recurring revenue businesses by completing the following transactions within our electronic security services division:

•	In February 2005, we purchased the electronic security services operations of Starpoint Limited (“Starpoint”) from Adelphia Communications;

•	In November 2005, we purchased all of the outstanding capital stock of Boca Raton, Florida-based Coastal Security Company (“Coastal”); and

•	In November 2005, we entered into a definitive merger agreement pursuant to which we acquired in March 2006 all of the outstanding capital stock of Hollywood, Florida based Guardian International, Inc. ( “Guardian”).

These acquisitions were accounted for utilizing the purchase method of accounting. The results of these operations are included in the financial statements only from the respective acquisition dates, accordingly, the results of Guardian have not been included in our financial results for any years presented. The acquisitions were funded through cash on hand, proceeds from our $100.0 million credit facility, and the issuance of $45 million in new debt. The new debt was issued contemporaneously with the closing of the Guardian merger in March 2006 and, pending shareholder approval, will be repaid and replaced by Convertible Preferred Stock with a liquidation preference equal to the $45,000,000 outstanding principal under the notes.

Also, in September 2005, we sold our U.S. Virgin Island materials operation for $13.3 million. Accordingly, the net operating results of this business are reported as discontinued operations for all years presented in our consolidated financial statements. As presented in Note 25, Subsequent Events, to our consolidated financial statements, on March 2, 2006, we divested our Antigua quarry, concrete and aggregate businesses for $5.1 million.

In December 2005 we entered into a letter of intent to sell our construction division and our then remaining materials operation to a private investor group for $22.0 million in cash, subject to certain adjustments. In January 2006, the private investor group notified us that it was no longer in a position to complete the transaction as set forth in the letter. Accordingly, negotiations regarding the transaction ceased. Concurrently with the private investor group negotiations, we performed a strategic review of our construction and materials operations to determine how we could improve the divisions’ performance and whether, in accordance with our accounting policies, our long-lived assets employed in our construction and materials divisions required a charge for impairment in value. As presented in Note 22, Impairment of Long-Lived Assets, to our consolidated financial statements, that review resulted in an impairment charge of $4.1 million.

The combined effect of the acquisitions of the electronic security services business and the divestiture of the U.S. Virgin Island and Antiguan materials businesses is that our revenue from continuing operations for the year ended December 31, 2005 was $84.9 million of which $18.5 million, or 21.8% of total revenue, resulted from the electronic security services business. Since the results of the electronic security services operations were only included for the portions of the year subsequent to acquisition, revenues from the electronic security services in 2006 and beyond are expected to represent more than 50% of our revenues.

In 2005, our consolidated revenue from continuing operations amounted to $84.9 million, an increase of $30.9 million, or approximately a 57.1% increase, compared to 2004’s revenue from continuing operations of $54.0 million. This revenue increase was principally due to a $14.3 million and $17.6 million increases recorded by our construction and electronic security services divisions, respectively. Our operating loss from continuing operations in 2005 increased $12.7 million to $16.3 million when compared to 2004 of $3.6 million. This significant decline was principally a result of our construction and materials divisions recording a combined decrease in gross profit of $7.8 million, an increase of $11.9 million in consolidated administration expenses and an impairment of assets charge of $3.9 million, associated with our construction and materials divisions. These items were partially offset by a $10.2 million increase in gross margin recorded by our electonic security services division. Other income decreased $14.6 million to an $0.8 million expense in 2005 compared to $13.8 million income in 2004. This decrease in other income was principally due to an $11.0 million one-time gain recorded in December 2004 for the settlement of an outstanding note receivable and pending claims with the Government of Antigua and Barbuda combined with an increase in net interest expense of $4.6 million from interest expense of $2.7 million in 2005 compared to interest income of $2.7 million in 2004. The interest expense increase is principally due to new borrowings incurred to acquire the electronic security services operations of Adelphia Communications as well as all the outstanding share capital of Coastal Security and its wholly owned subsidiaries. Net loss from continuing operations for 2005 was $16.9 million compared to a net income from continuing operations in 2004 of $8.9 million, or a decrease of $25.8 million.

Revenue

In 2005, our consolidated revenue amounted to $84.9 million, an increase of $30.9 million, or, approximately, a 57.1% increase, when compared to 2004’s revenue of $54.0 million. This revenue increase was principally due to an increase in revenue recorded by our electronic security services and construction divisions of $17.6 million and $14.3 million, respectively.

Revenue from electronic security services division increased by $17.6 million to $18.5 million in 2005 from $0.9 million in 2004. Revenue from the electronic security services division is comprised of the monitoring and maintenance of security systems at subscribers premises, billable services performed on a time and materials basis (“Service Revenue”) and net installation revenue after taking into effect the requirements of SAB 104, which requires the deferral of certain revenue and related costs until services have been fulfilled. The electronic security services division increase in revenue was primarily a result of the acquisition of the electronic security services operations of Starpoint and Coastal. Starpoint and Coastal were acquired on February 28, 2005 and November 10, 2005, respectively. These acquisitions were accounted for utilizing the purchase method of accounting. The results of these operations are included in the financial statements only from the respective acquisition dates.

Our construction division increased by $14.3 million to $39.3 million when compared to $25.0 million in 2004, or a 57.0% increase. This increase resulted primarily from increased activity in the Bahamas and the U.S. Virgin Islands. Our backlog of unfilled portions of construction contracts at December 31, 2005 was approximately $17.0 million, involving 18 projects, as compared to approximately $18.6 million, involving 16 projects, at December 31, 2004. From December 31, 2005 through March 31, 2006, we entered into 4 new construction contracts in the Caribbean, which revenue we anticipate when recognized will amount to approximately $8.1million.

The materials division continuing operations revenue decreased 5.5% to $26.3 million in 2005 compared to $27.8 million in 2004. This was principally attributable to a decrease recorded by our combined operations on Sint Maarten/St. Martin of 13.9%, or $2.2 million, a decrease recorded by our Puerto Rican operations of 11.0%, or $0.4 million, offset by 12.5% or a $1.1 million increase recorded by our Antigua operation. The decrease on Sint Maarten/St. Martin was due to shortages of cement supply which were experienced in 2004 and have continued in 2005 and which have added to operational inefficiencies as well as declining sales. During 2005, management has implemented an alternative sourcing strategy for cement, which it believes should help in minimizing potential outages in the future. Given the current worldwide demand for cement and the pressures on supply, there can be no assurances that cement outages will not happen from time to time in the future. The decline in Puerto Rico was due to a change of control transaction with respect to our largest customer and, as a consequence of this transaction we experienced a significant reduction in the volume of sand being purchased from us by this customer. The increase in Antigua was due to increased demand for aggregate and ready-mix on the Island due to an increase in local construction activity, as well as price increases which we implemented during the course of 2005.

Cost of Electronic Security Services

Cost of electronic security services amounted to $8.0 million or 43.4% of revenue. Included in this cost are the direct costs incurred to monitor and service security systems installed at subscriber premises, as well as the net direct costs incurred with the installation of new security systems after taking into consideration the effects of SAB 104. These costs arose as a result of our aforementioned acquisitions of SEC, Starpoint and Coastal.

Cost of Construction

Cost of construction as a percentage of construction revenue increased to 93.8% during 2005 from 70.0% during 2004, or an increase of 23.8%. The increase is principally attributable to a substantial increase in the estimated costs to complete a marina project in the U.S. Virgin Islands as a result of operational difficulties. As a result of this project, the gross margin from construction operations was reduced by approximately $5.2 million during the year. The division also had overruns of approximately $1.0 million on certain projects in the Bahamas. In addition, the construction division continued to experience declining margins due to the completion of high margin projects that are being replaced by lower margin projects. We are closely monitoring our ongoing bidding, contracting and project management procedures with the objective of improving our gross margin on construction jobs in the future.

Cost of Materials

Cost of materials for continuing operations as a percentage of revenue increased to 93.1% during 2005 from 83.5 % during 2004. Continued delays and shortages in cement had a negative effect on our combined operation on Sint Maarten/St. Martin as well as Antigua. The cement supply shortage experienced in 2004 continued in 2005 and, as a consequence, our ready-mix plants were not able to produce finished products on many days throughout 2005. In addition we also experienced capacity problems in our ability to manufacture sand at our St. Martin quarry which resulted in the need for us to import more sand from third party producers, and higher raw material, shipping and production costs. The imported sand has certain characteristics that require an increase in the volume of sand used in our ready-mix operations to meet our quality control standards. Management has implemented an alternative sourcing strategy for cement, which it believes should help in minimizing potential outages in the future and has recently significantly curtailed selling our internally manufactured sand to third parties, which will provide higher quality, lower cost sand to our ready-mix batch plant operations. Given the current worldwide demand for cement and the pressures on supply there can be no assurances that cement outages will not happen from time to time in the future. In addition, our Puerto Rico operation incurred increased production costs due to higher equipment rental, fuel and maintenance expenses.

Operating expenses

Selling, general and administrative expense

Selling, general and administrative expenses (“SG&A expenses”) during 2005 increased $12.0 million to $26.1 million, compared to $14.1 million in 2004. The table below reflects the SG&A expense recorded by our three divisions:

Dollars in thousands

Division	2005	2004	Increase/( Decrease)
Electronic security services	$11,239	$403	$10,836
Construction	4,138	2,212	1, 926
Materials	5,657	5,558	99
Other	270	83	187
Unallocated corporate overhead	4,781	5,869	(1,088)

Total	$26,085	$14,125	$11,960

The $10.8 million increase in the electronic security services division SG&A expenses was primarily a result of the acquisition of the electronic security services operations of Starpoint and Coastal, which were acquired on February 28, 2005 and November 10, 2005, respectively. The results of these operations are included in the financial statements only from the respective acquisition dates. Included in the security division SG&A expenses is $4.3 million of amortization, inclusive of an additional charge for amortization of customer accounts acquired by us pursuant to the various electronic security services acquisitions we completed in 2005. Customer accounts are stated at fair value based upon the discounted cash flows over the estimated life of the customer contracts and relationship and are amortized on a straight line basis over the estimated life of the customer accounts plus an additional charge for discontinued accounts. The $1.9 million increase in the construction division SG&A expenses is primarily a result of increased travel expenses, wages and employee benefit costs associated with managing the larger number of projects and increased revenues generated by this division in 2005, compared to 2004.

Severance and retirement expense

Severance and retirement expense decreased in 2005 to $ 1.2 million from $1.7 million. The $0.5 million decrease is due to the non-recurring charges associated with the separation of our former Chief Financial Officer and Executive Vice President.

Impairment of Assets

In accordance with SFAS 144, we performed an analysis of various construction contracts, quarry and material aggregate sites as well as our joint venture operations, DevMat. Based on this review we determined that impairment of certain of our long lived assets had occurred and, accordingly, we recorded the following impairment charges:

Materials Operations;
on the Island of St. Martin -	$ 1.8 million
on the Island of Puerto Rico -	$ 1.0 million
Construction division -	$ 1.2 million
Dev Mat joint venture operations -	$ 0.1 million

Total 2005 Impairment charges -	$ 4.1 million

Other Income (Expense)

Other income decreased $14.6 million to a net other expense of $0.8 million in 2005 compared to net other income of $13.8 million in 2004. This decrease is principally attributable to an $11.0 million non-recurring gain recorded by us in 2004 due to a settlement of an outstanding note receivable and various pending claims with the

Government of Antigua and Barbuda. During 2005, we incurred net interest expense of $1.8 million compared to net interest income of $2.7 million in 2004, mainly attributable to interest expense resulting in our electronic security services division’s acquisition of Starpoint and Coastal. In addition as a result of the repayment of the CIT facility we recorded a $1.0 million loss on early extinguishment of debt.

INCOME TAX EXPENSE

Income tax expense decreased by $1.5 million to a benefit of $0.2 million when compared to a $1.3 million expense in 2004.

Comparison of Year Ended December 31, 2004 with Year Ended December 31, 2003

Summary

In 2004, our consolidated revenue from continuing operations amounted to $54.0 million, an increase of $9.9 million or approximately 22.6% compared to revenue from continuing operations of $44.1 million in 2003. This revenue increase was principally due to an increase in revenue of $7.9 million recorded by our construction division and by a $0.9 million increase reported by our security division as a result of our acquisition of SEC. SEC, our initial security acquisition, was completed on July 30, 2004. The acquisition was accounted for utilizing the purchase method of accounting and the results of these operations are included in the financial statements only from the respective acquisition date. Our operating loss from continuing operations decreased $4.9 million to $3.6 million when compared to an operating loss from continuing operations of $8.5 million in 2003. This significant improvement was principally a result of our construction and materials divisions achieving a combined increase in gross margin of $6.2 million. These improvements were reduced by an increase in operating expenses totaling $1.6 million. Other income increased $10.9 million, principally due to the settlement of an outstanding note receivable and various pending claims with the Government of Antigua and Barbuda. Net income from continuing operations for 2004 increased by $14.5 million to $8.9 million when compared to a net loss from continuing operations of $5.6 million in 2003.

Total Revenue

In 2004 our consolidated revenue from continuing operations amounted to $54.0 million, an increase of $9.9 million, or, approximately a 22.6% increase when compared to 2003’s revenue of $44.1 million. This revenue increase was principally due to an increase in revenue recorded by our construction and security divisions.

Our construction business revenues increased by $7.9 million to $25.1 million when compared to $17.1 million in 2003. This increase resulted primarily from increased activity in the Bahamas and the U.S. Virgin Islands. Our backlog of unfilled portions of construction development contracts at December 31, 2004 was approximately $18.6 million, involving 16 projects, as compared to approximately $5.6 million involving 12 projects at December 31, 2003. Our backlog on Exuma, in the Bahamas, at December 31, 2004, was approximately $5.8 million.

Our security business revenue increased by $0.9 million. The security division revenue was primarily a result of the acquisition of SEC our initial security acquisition, on July 30, 2004. The acquisition was accounted for utilizing the purchase method of accounting and the results of these operations are included in the financial statements only from the respective acquisition date.

Our materials business revenue from continuing operations increased by $0.9 million to $27.8 million in 2004 from $26.9 million in 2003. This increase was primarily due to an increase in sand and aggregate sales on the island of St. Martin.

Cost of Construction

Cost of construction decreased to 70.0% of Construction revenue in 2004 from 89.2% in 2003. This decrease is primarily attributable to the increased volume in the Bahamas construction subsidiary and also to the varying profitability levels of individual contracts and the stage of completion of such contracts.

Cost of Materials

Cost of materials decreased to 83.5% of materials revenue from 85.0% in 2003. This decrease was primarily the result of improved margins in on operations of the island of St. Martin. Notwithstanding increased revenues in all our continuing materials operations, margins were impacted during 2004 due to tight supplies of cement throughout our operations. This supply condition resulted in higher than expected raw materials cost at all our ready-mix operations. In addition, severe weather conditions brought on by several hurricanes which moved through the Caribbean during September 2004 resulted in supply delays and other inefficiencies in our materials business during the fourth quarter of 2004. Margins were also affected by unfavorable inventory variances recorded in the fourth quarter of 2004.

Operating expenses

Total operating expenses, including unallocated corporate charges, increased by 11.2% to $16.0 million in 2004 from $14.4 million in 2003. Operating expenses reported in 2003 included a $2.9 million impairment expense with respect to certain long–lived assets in our materials division compared to $0.2 million in 2004. The comparable increase in operating expense amounts to approximately $4.3 million.

Our construction division’s operating expense increased $0.5 million to $2.9 million compared to $2.4 million in 2003. This increase is due to additional overhead necessary as a result of the $7.9 million revenue increase reported by our construction division during 2004.

Our materials division operating expense from continuing operations decreased $1.2 million to $7.6 million compared to $8.8 million in 2003. The materials division’s operating expense in 2003 included a $2.9 million impairment expense with respect to certain long–lived assets, which expense compared to $0.2 million in 2004; therefore, the comparable increase in operating expense amounts to $1.4 million. The increase in operating expense is principally the result of approximately $0.9 million of bad debt expense and $0.6 million of retirement and severance expense incurred by our Sint Maarten and Antigua operations.

Our corporate and unallocated operating expense increased $1.7 million to $4.4 million in 2004 compared to $2.7 million in 2003. This increase is attributable to a $0.5 million non-cash expense associated with the issuance of certain common stock warrants, and a $0.9 million increase in salaries and related benefits associated with adding the personnel necessary to execute our entry into the electronic security services sector, as well as to address the expected growth in our construction division. In addition, we incurred an increase of $0.2 million in legal and audit fees in 2004.

Other Income

Other income increased $10.9 million to $13.8 million when compared to $2.9 million in 2003. This increase was principally due to the settlement of an outstanding note receivable and various pending claims with the Government of Antigua and Barbuda, which resulted in a gain of $11.0 million.

During 2003 and 2004, the Government of Antigua did not meet all of its payment obligations to us. However, on December 3, 2004, Antigua Masonry Products, Limited and Antigua Heavy Constructors, Limited (collectively “AMP”), direct and indirect subsidiaries of ours, entered into an Agreement for Satisfaction of Indebtedness and Amendment No. 10 to St. John’s Dredging and Deep Water Pier Construction (the “Satisfaction Agreement”) with the government of Antigua and Barbuda (“Antigua”). Pursuant to the terms of the Satisfaction Agreement, AMP and Antigua agreed to a settlement in which approximately $29.0 million in debt owed by Antigua to those companies was deemed satisfied in exchange for certain cash payments made to those companies by Antigua, as well as the remittance of all outstanding tax assessments and other relief from current and future taxes and duties. We, at the time of settlement, had a recorded book value of approximately $6.4 million for the notes. As a result of this Satisfaction Agreement and in exchange for the cancellation of the outstanding debt owed to AMP by Antigua, AMP received $11.5 million in cash, a commitment for an additional $937,000 cash which was received during the first quarter of 2005, a $7.5 million credit toward future withholding taxes incurred by AMP or us, plus remittance of all taxes and duties incurred through December 31, 2004. We have only recognized $4.3 million of the future withholding and income tax benefit based on the current plans for repatriation of foreign earnings. The Satisfaction Agreement also settled the litigation over a $6 million assessment issued with respect to our subsidiaries in Antigua.

Income Tax Expense

Income tax expense increased by $1.3 million in 2004 when compared to an amount less than $ 0.1 million in 2003.

Critical Accounting Policies and Estimates

Our discussion of our financial condition and results of operations is an analysis of the consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistently applied. Although our significant accounting policies are described in Note 1, Description of Business and Summary of Significant Accounting Policies, to our consolidated financial statements, the following discussion is intended to describe those accounting policies and estimates most critical to the preparation of our consolidated financial statements. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for credit losses, inventories and loss reserve for inventories, cost-to-complete construction contracts, assets held for sale, intangible assets, income taxes, taxes on un-repatriated earnings, warranty obligations, impairment charges, restructuring, business divestitures, pensions, deferral compensation and other employee benefit plans or arrangements, environmental matters, and contingencies and litigation. We base our estimates on historical experience and on various other factors that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue in the security division for repair and installation services, for which no monitoring contract is connected, is recognized when the services are performed.

Revenue in the security division for monitoring services is recognized monthly as services are provided pursuant to the terms of subscriber contracts, which have prices that are fixed and determinable. We assess the subscriber’s ability to meet the contract terms, including meeting payment obligations, before entering into the contract. Nonrefundable installation charges and a portion of related direct costs to acquire the monitoring contract, such as sales commissions, are deferred and recognized over the estimated life of a new subscriber relationship which we have estimated at 10 years. If the site being monitored is disconnected prior the original expected life is completed, the unamortized portion of the deferred installation and direct costs to acquire are expensed.

Revenue and earnings on construction contracts, including construction joint ventures, are recognized on the percentage-of-completion-method based upon the ratio of costs incurred to estimated final costs, for which collectibility is reasonably assured. We recognize revenue relating to claims only when there exists a legal basis supported by objective and verifiable evidence and additional identifiable costs are incurred due to unforeseen circumstances beyond our control. Change-orders for additional contract revenue are recognized if it is probable that they will result in additional revenue and the amount can be reliably estimated.

Revenue for the materials division is recognized when the products are delivered (FOB Destination), invoiced at a fixed price and the collectibility is reasonably assured.

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

Notes receivable are recorded at cost, less a related allowance for impaired notes receivable. Management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a note to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate.

We maintain allowances for doubtful accounts for estimated losses resulting from management’s review and assessment of our customers’ ability to make required payments. We consider the age of specific accounts, a customer’s payment history. For our construction and materials divisions, specific collateral given by the customer to secure the receivable is obtained when we determine necessary. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

We maintain an accrual for retirement agreements with our executives and certain other employees. This accrual is based on the life expectancy of these persons and an assumed weighted average discount rate of 4.3%. Should the actual longevity vary significantly from the United States insurance norms, or should the discount rate used to establish the present value of the obligation vary, the accrual may have to be significantly increased or diminished at that time.

Based on a written legal opinion from Antiguan counsel, we did not record a contingent liability of $6.1 million, excluding any interest or penalties, for taxes assessed by the Government of Antigua and Barbuda for the years 1995 through 1999. In December 2004, we entered into an agreement with Antigua settling certain obligations. Pursuant to this agreement, these assessments were deemed paid. See Note 3, Foreign Subsidiaries, to our consolidated financial statements.

The EDC completed a compliance review on one of our subsidiaries in the US Virgin Islands on February 6, 2004. The compliance review covered the period from April 1, 1998 through March 31, 2003 and resulted from our application to request an extension of tax exemptions from the EDC. We are working with the EDC to resolve the issues. One of those issues is whether certain items of income qualified for exemption benefits under our then-existing tax exemption, including notice of failure to make gross receipts tax payments of $505,000 and income taxes of $2.2 million, not including interest and penalties. This is the first time that a position contrary to our or any position on this specific issue has been raised by the EDC. In light of these recent events, and based on discussions with legal counsel, we established a tax accrual at December 31, 2003 for such exposure which approximates the amounts set forth in the EDC notice. In September 2005 and 2004, the statute of limitations with respect to the income tax return filed by us for the year ended December 31, 2001 and 2000, respectively, expired. Accordingly, in the third quarter of 2005 and 2004, we reversed $37,440 and $2.3 million respectively of the tax accrual established at December 31, 2003. We will work with the EDC regarding this matter and if challenged by the U.S. Virgin Islands taxing authority would vigorously contest its position.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such a determination.

We determine for our construction and materials division our fixed assets recoverability on a subsidiary level or group of asset level. If we, as a result of our valuation in the future, assess the assets not to be recoverable, a negative adjustment to the book value of those assets may occur. On the other hand, if we impair an asset, and the asset continues to produce income, we may record earnings higher than they should have been if no impairment had been recorded.

We determine the lives of goodwill and other intangible assets acquired in a purchase business combination. Some of these assets, such as goodwill, we determine to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB 142. This testing is based on subjective analysis and may change from time to time. We tested goodwill and other intangible assets for impairment on June 30, 2005 and will test for impairment annually each June 30. Other identifiable intangible assets with estimated useful lives are amortized over their respective estimated useful lives. The review of impairment and estimation of useful life is subjective and may change from time to time.

Customer accounts are stated at fair value based on the discounted cash flows over the estimated life of the customer contracts and relationships. The Company uses independent appraisal firms to perform a valuation study at the time of acquisition to determine the value and estimated life of customer accounts purchased in order to assist management in determining an appropriate method in which to amortize the asset. The amortization life is based on historic analysis of customer relationships combined with estimates of expected future revenues from customer accounts. The Company amortizes customer accounts on a straight-line basis over the expected life of the customer which varies from 4 to 17 years and records an additional charge equal to the remaining unamortized value of the customer account for accounts which discontinued service before the expected life. The additional charge for discontinued accounts is equal to the remaining net book value of the customer contract and relationship for the specific customer account canceled.

We are not presently considering changes to any of our critical accounting policies and we do not presently believe that any of our critical accounting policies are reasonably likely to change in the near future. There have not been any material changes to the methodology used in calculating our estimates during the last three years. Our CEO and CFO have reviewed all of the foregoing critical accounting policies and estimates.

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Pricing” amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The effective date for this standard is for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a significant impact on our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” SFAS

No. 123R is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance date, and we are required to adopt SFAS 123R effective January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, except that entities also are allowed to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. We have determined we will use the “modified prospective” method. We currently utilize Black-Scholes, a standard option pricing model, to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We will continue to use the Black-Scholes model to measure the fair value of employee stock options upon the adoption of SFAS No. 123R. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an Amendment of APB No. 29” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” This standard is effective for nonmonetary asset exchanges occurring after July 1, 2005. The adoption of this standard did not have a significant impact on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS 143, “Asset Retirement Obligations.” FIN 47 clarifies that the “conditional asset retirement obligation” as used in SFAS 143 includes a legal obligation associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement is conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. The adoption of this standard did not have an impact on our consolidated financial statements.

In September 2005, the FASB issued Emerging Issue Task Force (EITF) consensus position 05-06 “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. The issue addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination. EITF 05-06 should be applied to leasehold improvements (within the scope of this Issue) that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF 05-06 did not have an impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The effective date for this standard is for fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

Liquidity and Capital Resources

We generally fund our working capital needs from operations and bank borrowings. In the electronic security services business, monitoring services are typically billed in advance on either a monthly, quarterly or annual basis. Installations of new security systems for residential customers typically result in a net investment in the customer, whereas installations of new security systems for commercial projects typically have neutral to positive cash flow. In the construction business, we expend considerable funds for equipment, labor and supplies. In the construction division, our capital needs are greatest at the start of a new contract, since we generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is usually withheld as retainage until the work is complete. We sometimes provide long term financing to customers who have previously utilized our construction services. During 2005 and 2004, we financed $171,000 and $532,000 respectively of construction contracts. Repayment by customers are due at different times within the next three years. Accounts receivable for the materials operation are typically established with terms between 30 and 45 days. Our business requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs.

We believe our cash flow from operations, existing working capital and funds available from lines of credit are adequate to meet our needs during the next 12 months. Historically, we have used a number of lenders to finance a portion of our machinery and equipment purchases. At December 31, 2005, there were no amounts outstanding to these lenders. We believe we have significant collateral and financial stability so that we are able to obtain financing, should it be required, though no assurances can be made.

As of December 31, 2005, our liquidity and capital resources included cash and cash equivalents of $4.6 million, working capital of $2.6 million and available lines of credit of $1.4 million. Total outstanding liabilities were $101.8 million as of December 31, 2005, compared to $24.7 million a year earlier.

Cash flow used in operating activities for the year ended December 31, 2005 was $2.0 million compared with $12.4 million provided by operating activities for the year ended December 31, 2004. The primary use of cash for operating activities during the year ended December 31, 2005 was an increase in accounts receivable of $4.2 million and an increase in prepaid and other current assets of $3.2 million. The primary source of cash from operating activities was an increase in accounts payable, accrued expenses and other liabilities of $6.0 million.

Net cash used by investing activities was $89.8 million in 2005, including $10.8 million from the sale of the V.I. operations. The purchase of Starpoint and Coastal accounted for $91.6 million of cash usage. Net cash provided by financing activities was $61.5 million mainly driven by borrowing.

In our construction and materials businesses, we purchase equipment as needed for our ongoing business operations. This resulted in a net cash expenditure of $8.8 million in 2005. At present, management believes that our inventory of construction equipment is adequate for our current contractual commitments and operating activities. We believe we have available funds or can obtain sufficient financing for our contemplated equipment replacements and additions. New construction contracts may, depending on the nature of the contract and job location and duration, require us to make significant investments in heavy construction equipment. During 2005, we sold or disposed of land, leasehold improvements, buildings and equipment with an original cost basis of $17.3 million and a net book value of $6.8 million. The net proceeds, consisting of cash and notes receivable were $9.5 million. We realized a gain of approximately $2.6 million on these transactions.

We have a $1.0 million unsecured overdraft facility from a commercial bank in the United States. The facility matures on June 30, 2006 and bears interest at a rate variable with LIBOR. The bank can demand repayment of the loan and cancellation of the overdraft facility, if certain financial or other covenants are in default. At December 31, 2005, we had zero outstanding under this line. This facility was put in place to help cash management strategies. We have similar overdraft facilities with Caribbean banks totaling $385,000. At December 31, 2005, we had no outstanding amounts on these facilities.

On February 28, 2005, we, through Devcon Security Services Corp. (“DSS”), one of our indirect wholly-owned subsidiaries, completed the acquisition of certain net assets of the electronic security services operations Starpoint, for approximately $40.2 million in cash. DSS and its direct parent, Devcon Security Holdings, Inc. (“DSH”), our wholly-owned subsidiary, financed this acquisition through available cash on hand and a $35 million senior secured revolving credit facility provided by certain lenders and CIT Financial USA, Inc., serving as agent.

On November 10, 2005, DSH entered into a Stock Purchase Agreement with the sellers of the issued and outstanding capital stock, and certain of Sellers’ representatives, of Coastal, pursuant, to which DSH agreed to purchase all of the issued and outstanding capital stock of Coastal for approximately $50.7 million in cash, including transaction costs. In order to obtain the necessary funds to complete to the stock purchase, DSH and DSS, entered into a Credit Agreement with CapitalSource, along with other lenders party to the Credit Agreement from time to time (collectively, the “Lenders”) (“Credit Agreement”). The facility with CapitalSource, which replaced the CIT facility, provided a three-year revolving credit facility in the maximum principal amount of $70,000,000 for the purpose of providing funds for permitted acquisitions, to refinance existing indebtedness, for the purchase and generation of alarm contracts, for the issuance of letters of credit and for other lawful purposes not prohibited by the Credit Agreement. The Borrowers agreed to secure all of their obligations under the loan documents relating to the Credit Agreement by granting to the Lenders, a security interest in and second priority perfected lien upon (1) substantially all of their existing and after-acquired personal and real property, and (2) all capital stock owned by each Borrower of each other Borrower. In addition, Devcon pledged to the Lenders, all of its capital stock of DSS. The interest rate on the outstanding obligations under the Credit Agreement is tied to the prime rate plus a margin as specified therein or, at the Borrowers’ option, to LIBOR plus a margin.

Also, on November 10, 2005 and in connection with the acquisition of Coastal, the Borrowers entered into a Bridge Loan Agreement with CapitalSource, providing for a 120-day bridge loan in the principal amount of $8,000,000 for the purchase and generation of alarm contracts, the acquisition of Coastal, and for other lawful purposes not prohibited by the Bridge Loan Agreement. The Borrowers agreed to secure all of their obligations under the loan documents relating to the Bridge Loan Agreement by granting to CapitalSource a security interest in and first priority perfected lien upon (1) substantially all of their existing and after-acquired personal and real property, and (2) all capital stock owned by each Borrower of each other Borrower. In addition, Devcon pledged to CapitalSource all of its capital stock of DSS as further security for the Borrowers’ obligations under the loan documents relating to the Bridge Loan Agreement. The interest rate on the outstanding obligations under the Bridge Loan Agreement is at the prime rate.

Also in connection with the Bridge Loan Agreement, we entered into a Guaranty with CapitalSource, dated as of November 10, 2005 (the “Guaranty”), pursuant to which we guaranteed the payment and performance of the Borrowers’ obligations under the Bridge Loan documents as well as all costs, expenses and liabilities that may be incurred or advanced by CapitalSource in any way in connection with the foregoing. In both the Credit Agreement and the Bridge Loan Agreement, the Borrowers provided the Lenders (with respect to the Credit Agreement) and CapitalSource (with respect to the Bridge Loan Agreement) with indemnification for liabilities arising in connection with such agreements, representations and warranties, agreements and affirmative and negative covenants including financial covenants as set forth in such agreements.

The Credit Agreement is cross-collateralized and cross-defaulted. Events of default under the Credit Agreement, include but are not limited to: (a) failure to make principal or interest payments when due and such default continues for three business days, and failure to make payments to Agent for reimbursable expenses within ten business days of their request, (b) any representation or warranty proves incorrect in any material respect, (c) failure to observe obligations relating to cash management, negative covenants (including regarding mergers, investments, loans, indebtedness, guaranties, liens and sale of stock and assets) and financial covenants (regarding a leverage ratio, a fixed charge coverage ratio, annual capital expenditure limitations and an attrition ratio of not greater than 11%), (d) a default or breach with respect to any indebtedness and certain guaranty obligations in excess of $300,000 individually or $500,000 in the aggregate, (e) certain events related to insolvency or the commencement of bankruptcy proceedings and (f) any change of control, change of management or the occurrence of any material adverse effect, as further set forth in the Credit Agreement. Upon an event of default under the Credit Agreement, CapitalSource may avail itself of various remedies including, without limitation, suspending or terminating existing commitments to make advances or immediately demanding payment on outstanding loans, as well as other remedies available to it under law and equity.

On March 6, 2006, pursuant to the terms of that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 9, 2005, we and Devcon Acquisition, Inc., an indirect wholly-owned subsidiary of ours completed a merger (the “Merger”) in which we acquired all of the outstanding capital stock of Guardian, for an estimated aggregate purchase price of $65.5 million in cash. The Merger was approved by shareholders of Guardian on February 24, 2006.

In order to finance the Merger, on March 6, 2006, we also (i) closed a private placement of the Notes described below and Warrants under the terms of a Securities Purchase Agreement, and (ii) through DSH, increased our credit line (the “Credit Line”) from $70 million to $100 million under our revolving credit facility with CapitalSource. Most of the proceeds from the Notes, the Warrants and the draw down under the increased Credit Agreement were used to acquire Guardian. The remaining proceeds were used to repay the $8 million CapitalSource Bridge Loan, which was issued in November, 2005, and for general corporate purposes, including working capital. As of March 31, 2006, and following the acquisition of Guardian, we had $7.0 million unused availability on our $100 million CapitalSource credit facility. Additionally, based on the credit facilities formula for availability to borrow, we had $2.5 million of additional borrowing capacity against the $7.0 million of availability as of March 31, 2006.

As noted, on March 6, 2006, we issued to certain investors under the terms of a Securities Purchase Agreement, dated as of February 10, 2006, an aggregate principal amount of $45 million of notes along with warrants to acquire an aggregate of 1,650,943 shares of our common stock at an exercise price of $11.925 per share. The notes bear interest at a rate equal to 8% per annum (which rate increases to 18% per annum in the event we fail to make payments required under the notes when due).

We anticipate that, pursuant to the terms of the Securities Purchase Agreement, the private placement investors will subsequently receive an aggregate of 45,000 shares of Series A convertible preferred stock (“Series A Convertible Preferred Stock”), par value $.10 per share, of Devcon with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share for each share of Series A Convertible Preferred Stock. The conversion price of the Series A Convertible Preferred Stock and the exercise price of the Warrants will be subject to certain anti-dilution adjustments.

The issuance of the new Series A Convertible Preferred Stock and of the Warrants could also cause the issuance of greater than 20% of our outstanding shares of common stock upon the conversion of the Series A Convertible Preferred Stock and the exercise of the Warrants. Our Board has approved the creation of a new class of preferred stock and the creation of the Series A Convertible Preferred Stock, as well as the issuance of the Series A Convertible Preferred Stock and the Warrants. The creation of a new class of preferred stock is subject to shareholder approval under Florida law, while, for various reasons related to the potential issuance of greater than 20% of our outstanding shares of common stock, the issuance of the Series A Convertible Preferred Stock requires shareholder approval under the rules of Nasdaq. Holders of more than 50% of our common stock have approved the foregoing; however, the approval will not be effective until the Securities and Exchange Commission rules and regulations relating to the delivery of an information statement on Schedule 14C to our shareholders have been fully satisfied. The sale of the shares of Series A Convertible Preferred Stock is expected to take place on or before July 31, 2006 but not later than January 1, 2007.

On June 6, 1991, we issued a promissory note in favor of Donald L. Smith, Jr., a director and former President and Chief Executive Officer of ours in the aggregate principal amount of $2,070,000. The note provided that the balance due under the note was due on January 1, 2004, but this maturity date has been extended by agreement between us and Mr. Smith to October 1, 2006. The note is unsecured and bears interest at the prime rate. Presently $1.7 million is outstanding under the note. The balance under the note becomes immediately due and payable upon a change of control (as defined in the note). The note defines a “change of control” as the acquisition or other beneficial ownership, the commencement of an offer to acquire beneficial ownership, or the filing of a Schedule 13D or 13G with the Securities and Exchange Commission indicating an intention to acquire beneficial ownership, by any person or group, other than Mr. Smith and members of his family, of 15% or more of the outstanding shares of our common stock. However, under the terms of a guarantee dated March 10, 2004, by and between us and Mr. Smith where Mr. Smith guarantees a receivable from Emerald Bay Resort amounting to $2.2 million, Mr. Smith must maintain collateral in the amount of $1.8 million.

Our issued guarantees are more fully described below under Note 19 “Commitments and Contingencies” to our consolidated financial statements. Our short-term borrowings, long-term debt, lease commitments and other long-term obligations are more fully described in Notes 8, 14 and 23 respectively, to our consolidated financial statements. The following table provides a summary of our contractual obligations by due date:

	Total	2006	2007 to 2008	2009 to 2010	2011 and beyond
	(dollars in thousands)
Current debt	$9,794	$9,794	$—	$—	$—
Long term debt	55,521	—	54,989	—	532
Capital leases	5	5	—	—	—
Operating leases	8,205	1,799	2,781	1,524	2,101
Employment contracts	751	648	103
Other non-current liabilities	4,148	—	1,075	1,024	2,049
Purchase obligations	311	311	—	—	—

Total	$78,735	$12,557	$58,948	$2,548	$4,682

Off Balance Sheet Transactions

We have not guaranteed any other person’s or company’s debt, except as set forth below in “Contingent Liabilities.” We have not entered into any currency or interest options, swaps or future contracts, nor do we have any off balance sheet debts or transactions, except as disclosed below under “Contingent Liabilities.”

Contingent Liabilities

During the second quarter 2002, we issued a construction contract performance guarantee together with one of our customers, Northshore Partners, Inc., (“Northshore”), in favor of Estate Plessen Associates L.P. and JPMorgan Chase Bank, for $5.1 million. Northshore Partners was an important customer on St. Croix and the construction contract that Northshore Partners had with Estate Plessen Associate L.P. had requirements for our construction materials. We provided a letter of credit for $500,000 as collateral for our performance guarantee. The construction project was finished in September 2003 and the performance guarantee expired, without a claim being made, in 2005. We received an up front fee of $154,000, recognition of which was deferred until expiration of the guarantee and determination that we had no contingent liability. Such determination was made and the $154,000 fee was recognized in the fourth quarter of 2005.

On July 25, 1995, our subsidiary, Société des Carriéres de Grande Case (“SCGC”), entered into an agreement with Mr. Fernand Hubert Petit, Mr. Francois Laurent Petit and Mr. Michel Andre Lucien Petit, (collectively, “Petit”) to lease a quarry located in the French side of St. Martin. Another lease was entered into by SCGC on October 27, 1999 for the same and additional property. Another subsidiary of ours, Bouwbedrijf Boven Winden, N.A. (“BBW”), entered into a material supply agreement with Petit on July 31, 1995. This agreement was amended on October 27, 1999. Pursuant to the amendment, we became a party to the materials supply agreement.

In May 2004, we advised Petit that it would possibly be removing its equipment within the timeframes provided in its agreements and made a partial quarterly payment under the materials supply agreement. On June 3, 2004, Petit advised us in writing that Petit was terminating the materials supply agreement immediately because Petit had not received the full quarterly payment and also advised that it would not renew the 1999 lease when it expired on October 27, 2004. Petit has refused to accept the remainder of the quarterly payment from us in the amount of $45,000.

Without prior notice to BBW, Petit obtained orders to impound BBW assets on St. Martin (the French side) and Sint Maarten (the Dutch side). The assets sought to be impounded include bank accounts and receivables. BBW has no assets on St. Martin, but approximately $341,000 of its assets has been impounded on Sint Maarten. In obtaining the orders, Petit alleged that $7.6 million is due on the supply agreement (the full payment that would be due by us if the contract continued for the entire potential term and we continued to mine the quarry), $2.7 million is due for quarry restoration and $3.7 million is due for pain and suffering. The materials supply agreement provided that it could be terminated by us on July 31, 2004.

In February 2005, SCGC, BBW and Devcon entered into agreements with Petit, which provided for the following:

•	The purchase by SCGC of three hectares of partially mined land located within the quarry property previously leased from Petit (the “Three Hectare Parcel”) for approximately $1.1 million, the purchase of which was settled in February 2005;

•	A two-year lease of approximately 15 hectares of land (the “15 Hectare Lease”) on which SCGC operates a crusher, ready-mix concrete plant and aggregates storage at a cost of $100,000, which arrangement was entered into February 2005;

•	The granting of an option to SCGC to purchase two hectares of un-mined property prior to December 31, 2006 for $2.0 million, with $1.0 million on December 31, 2006 and $1.0 million payable on December 31, 2008, subject to the below terms:

•	In the event that SCGC exercises this option, Petit agrees to withdraw all legal actions against us and our subsidiaries.

•	In the event that SCGC does not exercise the option to purchase and Petit is subsequently awarded a judgment, SCGC has the option to offset approximately $1.2 million against the judgment amount and transfer ownership of the Three Hectare Parcel purchased by SCGC back to Petit.

•	The granting of an option to SCGC to purchase five hectares of unmined land prior to June 30, 2010 for $3.6 million, payable $1.8 million on June 30, 2010 and $1.8 million on June 30, 2012; and

•	The granting of an option to SCGC to extend the 15 Hectare Lease through December 31, 2008 (with annual rent of $55,000) if the two hectares are purchased and subsequent extensions of the lease (with annual rent of $65,000) equal to the terms of mining authorizations obtained from the French Government agencies.

After conferring with its French counsel and upon review by management, we believe that we have valid defenses and offsets to Petit’s claims, including, among others, those relating to our termination rights and the benefit to Petit from us not mining the property. Based on the foregoing agreements and its review, management does not believe that the ultimate outcome of this matter will have a material adverse effect on our consolidated financial position or results of operations.

We will obtain independent appraisals to determine the fair value of any non-cash consideration, including the exercise of the options listed above, used in settlement of a judgment received by Petit, if any.

We are subject to certain Federal, state and local environmental laws and regulations. Management believes that we are in compliance with all such laws and regulations except for certain violations of regulations governing the exploitation of our quarry in Saint Martin. In the fourth quarter of 2005, we received a Statement of Observations resulting from a site examination on September 23, 2005. The site examination was conducted by Drire, the Saint Martin agency charged with the responsibility of enforcing regulations governing the exploitation of quarries. We are in the process of addressing the items identified in the Statement of Observations, none of which are anticipated to have a material adverse effect upon us. Compliance with environmental protection laws has not had a material adverse effect on our consolidated financial condition, results of operations or cash flows in the past and is not expected to have a material adverse effect in the foreseeable future.

Our Senior Loan provided by CIT issued in February 2005 was refinanced in November 2005. Accordingly, with its repayment, a non-recourse performance guarantee secured by our stock in DSH was released.

In connection with the CIT Senior Loan repayment, and financing the acquisition of Coastal Security Services in November 2005, we entered into a $70 million revolving credit agreement with CapitalSource Finance LLC replacing in full the CIT facility. The specific terms of the CapitalSource revolving credit facility are more specifically described in the liquidity section of this Management Discussion and Analysis. We have signed a non-recourse performance guarantee with CapitalSource and pledged, as collateral, our stock in DSH. Subsequently, in connection with the March 2006 acquisition of Guardian, we increased the facility with CapitalSource to $100 million.

We have no other off-balance sheet transactions where we are the obligors. Details regarding our’s other contingent liabilities are described fully in Note 19, Commitments and Contingencies, to our consolidated financial statements.

In addition, we may have exposure to liability in connection with pending disputes in which we are involved; see “Item 3. Legal Proceedings”.

Related Party Transactions

We have engaged in transactions with some of our directors or employees, and other related parties. See Note 16, Related Party Transactions, to our consolidated financial statements and Item 13 of Part III.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks due primarily to changes in interest rates, which it we manage primarily by managing the maturities of our financial instruments. We do not use derivatives to alter the interest characteristics of our financial instruments. A change in interest rate may materially affect our financial position or results of operations.

Our exposure to market risk resulting from changes in interest rates results from the variable rate of our senior secured revolving credit facility with CapitalSource, as an increase in interest rates would result in lower earnings and increased cash outflows. The interest rate on our senior secured revolving credit facility is payable at variable rates indexed to either LIBOR or the Base Rate. The effect of each 1% increase in the LIBOR rate and the Base Rate on our senior secured revolving credit facility would result in an annual increase in interest expense of approximately $0.5 million. Based on the U.S. yield curve as of December 31, 2005 and other available information, we project interest expense on our variable rate debt to increase approximately $0.06, $0.03, $0.0 and $0.0 million for the years ended December 31, 2006, 2007, 2008 and 2009, respectively

We have operations overseas. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. The foreign functional currencies that we deal with are Netherlands Antilles Guilders, Eastern Caribbean Units and Euros. The first two are pegged to the U.S. dollar and have remained fixed for many years. Management does not believe a change in the Euro exchange rate will materially affect our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

The financial information and the supplementary data required in response to this Item are as follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Devcon International Corp.:

We have audited the consolidated financial statements of Devcon International Corp. and subsidiaries (the Company) as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Devcon International Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

April 15, 2006

Fort Lauderdale, Florida

Certified Public Accountants

Consolidated Balance Sheets

December 31, 2005 and 2004

(Amounts shown in thousands except share and per share data)

	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$4,634	$34,928
Accounts receivable, net of allowance for doubtful accounts of $1,785 and $2,785, respectively	17,575	8,129
Accounts receivable, related party	469	1,046
Notes receivable	1,622	2,612
Notes receivable, related party	2,160	775
Costs and estimated earnings in excess of billings	2,046	1,130
Costs and estimated earnings in excess of billings, related party	20	—
Inventories	2,892	3,324
Prepaid expenses	1,464	747
Prepaid taxes	—	4,402
Other current assets	4,757	4,427

Total current assets	37,639	61,520

Property, plant and equipment, net:
Land	304	1,485
Buildings	400	847
Leasehold improvements	1,081	2,515
Equipment	23,136	49,357
Furniture and fixtures	1,039	948
Construction in process	1,629	2,019

Total property, plant and equipment	27,589	57,171
Less accumulated depreciation	(5,853)	(29,426)

Total property, plant and equipment, net	21,736	27,745

Investments in unconsolidated joint ventures and affiliates	339	362
Notes receivable, net of current portion	3,504	1,318
Notes receivable, related party, net of current portion	—	2,000
Customer lists, net of amortization $4,407 and $230, respectively	46,050	3,698
Goodwill	48,019	1,115
Other intangible assets, net of amortization $94 and $0, respectively	1,724	622
Other long-term assets	6,456	3,285

Total assets	$165,467	$101,665

See accompanying notes to the consolidated financial statements

Consolidated Balance Sheets (continued)

December 31, 2005 and 2004

(Amounts shown in thousands except share and per share data)

	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade and other	$8,094	$4,929
Accrued operational fees and taxes	2,215	1,521
Accrued expenses and other liabilities	7,169	3,547
Deferred revenue	4,808	761
Accrued expense, retirement and severance	897	948
Current installments of long-term debt	69	80
Current installments of long term debt, related party	1,725	1,725
Billings in excess of costs and estimated earnings	1,205	206
Billings in excess of costs and estimated earnings, related party	51	538
Deferred tax liability	—	4,080
Note payable to bank	8,000	—
Income tax payable	846	1,125

Total current liabilities	35,079	19,460

Long-term debt, excluding current installments	55,521	564
Retirement and severance, excluding current portion	4,098	4,013
Long-term deferred tax liability	5,213	—
Other long-term liabilities, excluding current portion	1,899	645

Total liabilities	101,810	24,682

Commitments and contingencies (Note 19)	—	—

Stockholders’ equity:
Common stock, $0.10 par value. shares authorized 15,000,000, shares issued 6,001,922 in 2005 and 5,753,057 in 2004, and shares outstanding 6,001,888 in 2005 and 5,738,713 in 2004	600	575
Additional paid-in capital	31,325	29,790
Retained earnings	33,624	48,106
Accumulated other comprehensive loss – cumulative translation adjustment	(1,892)	(1,390)
Treasury stock, at cost, 34 and 14,344 shares in 2005 and 2004, respectively	—	(98)

Total stockholders’ equity	63,657	76,983

Total liabilities and stockholders’ equity	$165,467	$101,665

See accompanying notes to the consolidated financial statements

Consolidated Statements of Operations

For Each of the Years in the Three-Year Period Ended December 31, 2005

(Amounts shown in thousands except share and per share data)

	2005	2004	2003
Revenue
Materials revenue	$26,318	$26,529	$24,410
Materials revenue, related party	—	1,308	2,540
Construction revenue	32,669	14,657	12,249
Construction revenue, related party	6,665	10,394	4,855
Security revenue	18,515	943	—
Other revenue	701	184	—

Total revenue	84,868	54,015	44,054

Cost of Sales
Cost of Materials	(24,492)	(23,257)	(22,906)
Cost of Construction	(36,909)	(17,547)	(15,254)
Cost of Security	(8,044)	(648)	—
Cost of Other	(407)	(156)	—

Gross profit	15,016	12,407	5,894

Operating expenses
Selling, general and administrative	(26,085)	(14,125)	(9,526)
Severance and retirement	(1,155)	(1,664)	(1,996)
Impairment of assets	(4,066)	(203)	(2,859)

Operating loss	(16,290)	(3,585)	(8,487)

Other income (expense)
Joint venture equity earnings	340	71	107
Interest expense	(2,650)	(164)	(151)
Interest income, receivables	500	2,631	2,445
Interest income, banks	316	266	167
Other income	861	—	306
Loss on early extinguishment of debt	(1,008)	—	—
Gain on Antigua Note	804	10,970	—

(Loss) income from continuing operations before income taxes	(17,127)	10,189	(5,613)

Income tax benefit (expense)	220	(1,286)	32

	2005	2004	2003
Net (loss) income from continuing operations	$(16,907)	$8,903	$(5,581)

Income from discontinued operations, net of income taxes of $1,708, ($845), and $2,420 in 2005, 2004, and 2003 respectively	2,591	1,734	(3,036)

Net (loss) income	$(14,316)	$10,637	$(8,617)

Basic (loss) income per share:
Continuing operations	$(2.86)	$2.04	$(1.66)

Discontinued operations	$.44	$.40	$(.91)

Net income	$(2.42)	$2.44	$(2.57)

Diluted (loss) income per share:
Continuing operations	$(2.86)	$1.75	$(1.67)

Discontinued operations	$.44	$.34	$(.91)

Net income	$(2.42)	$2.09	$(2.57)

Weighted average number of shares outstanding:
Basic	5,904,043	4,363,476	3,351,817

Diluted	5,904,043	5,096,566	3,351,817

See accompanying notes to the consolidated financial statements

Consolidated Statements of Cash Flows

For Each of the Years in the Three-Year Period Ended December 31, 2005

(Amounts shown in thousands except share and per share data)

	2005	2004	2003
Cash flows from operating activities:
Net (Loss) income	$(14,316)	$10,637	$(8,617)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on settlement of note receivable	—	(5,956)	—
Non-cash stock compensation	75	586	99
Compensation expense for warrants	—	390	—
Depreciation and amortization	10,494	5,035	5,354
Deferred income tax	(4,007)	1,539	(368)
Provision for doubtful accounts and notes	260	1,547	72
Impairment on long-lived assets	4,066	622	2,859
Gain on sale of property and equipment	(2,651)	(219)	(306)
Minority interest in loss of consolidated subsidiaries	(57)	1	—
Loss on early extinguisment of debt	(883)	—	—
Loan origination cost, amortization	100	—	—
Joint Venture (earnings)	(340)	(8)	33

Changes in operating assets and liabilities:
Accounts receivable	(4,743)	(723)	(3,988)
Accounts receivable – related party	578	(157)	(327)
Notes receivable	(1,868)	(377)	(765)
Notes Receivable - related party	615	167	2,544
Costs and estimated earnings in excess of billings	(916)	40	2,353
Costs and estimated earnings in excess of billings, related party	(20)	—	(1,533)
Inventories	1,598	534	976
Prepaid and other current assets	3,216	(2,245)	39
Other long-term assets	(460)	(1,531)	402
Accounts payable, accrued expenses and other liabilities	5,956	4,545	2,196
Billings in excess of costs and estimated earnings	999	(201)	405
Billings in excess of costs and estimated earnings, related party	(488)	269	269
Income tax payable	(220)	(1,869)	2,695
Other long-term liabilities	1,036	(177)	1,847

Net cash (used in) provided by operating activities	(1,976)	12,449	6,239

See accompanying notes to the consolidated financial statements

Consolidated Statements of Cash Flows (Continued)

For Each of the Years in the Three-Year Period Ended December 31, 2005

(Amounts shown in thousands except share and per share data)

	2005	2004	2003
Cash flows from investing activities:
Purchases of property, plant and equipment	$(8,833)	$(9,299)	$(2,638)
Cash paid for leasehold improvement	(799)	(463)	(311)
Cash used in business acquisitions, net of cash acquired	(91,623)	(3,848)	—
Proceeds from disposition of property, plant and equipment and customer lists	10,830	209	412
Issuance of notes related to the sale of assets	—	(759)	(1,416)
Payments received on notes related to the sale of assets	273	9,461	160
Investments in unconsolidated joint ventures	363	(5)	(9)

Net cash used in investing activities	(89,789)	(4,704)	(3,802)

Cash flows from financing activities:
Proceeds from issuance of stock	1,652	18,159	142
Purchase of stock treasury	(234)	(136)	(1,563)
Proceeds from debt	8,000	—	56
Principal payments on debt	(22)	(58)	(46)
Principal payments on debt, related party	—	(345)	—
Cash paid for debt issuance cost	(1,895)	—	—
Net (repayment) borrowing, lines of credit	53,970	—	(11)

Net cash provided by (used in) activities financing activity	61,471	17,620	(1,422)
Effect of exchange rate changes on cash	—	(467)	38

Net (decrease) increase in cash and cash equivalents	(30,294)	24,898	1,053

Cash and cash equivalents, beginning of year	34,928	10,030	8,977

Cash and cash equivalents, end of year	$4,634	$34,928	$10,030

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,416	$164	$151
Cash paid for income taxes	$696	$307	$71

Supplemental non-cash items:
Non-cash reduction of note receivable	$458	$484	$488
Issuance of shares for acquisition	$130	—	—

See accompanying notes to the consolidated financial statements

Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income

For Each of the Years in the Three-Year Period Ended December 31, 2005

(Amounts shown in thousands except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at Dec. 31, 2002	$359	$9,705	$47,418	$(1,612)	$(845)	$55,025
Comprehensive income:
Net (loss)			(8,617)			(8,617)
Currency translation adjustment	—	—	—	464	—	464

Comprehensive income			(8,617)	464		(8,153)
Repurchase of 229,396 shares					(1,563)	(1,563)
Retirement of 264,696 shares	(27)	(731)	(1,061)		1,818	(1)
Earned compensation - stock options		99				99
Exercise of 56,600 stock options	6	136	—	—	—	142

Balance at Dec. 31, 2003	$338	$9,209	$37,740	$(1,148)	$(590)	$45,549

Comprehensive income:
Net income			10,637			10,637
Currency translation adjustment	—	—	—	(242)	—	(242)

Comprehensive income			10,637	(242)		10,395
Issuance of 2,000,000 shares for cash	200	17,232				17,432
Issuance of 214,356 shares for acquisition	21	2,017				2,038
Repurchase of 8,247 shares					(135)	(135)
Retirement of 80,703 shares	(8)	(348)	(271)		627	—
Exercise of 236,231 stock options	24	1,056	—	—	—	1,080
Expense for services	—	390	—	—	—	390
Issuance of Stock Options		234	—	—	—	234

Balance at Dec. 31, 2004	$575	$29,790	$48,106	$(1,390)	$(98)	$76,983
Comprehensive income:
Net (loss)	—	—	(14,316)	—	—	(14,316)
Currency translation adjustment	—	—	—	(502)	—	(502)
Comprehensive (loss)	—	—	(14,316)	(502)		(14,818)
Issuance of 13,718 shares for acquisition	1	129	—	—	—	130
Repurchase of 17,300 shares	—	—	—	—	(235)	(235)
Retirement of 31,610 shares of treasury stock	(3)	(164)	(166)	—	333	—
Exercise of 266,757 stock options	27	1,495	—	—	—	1,522
Expense for services	—	75	—	—	—	75

Balance at Dec 31, 2005	$600	$31,325	$33,624	$(1,892)	$—	$63,657

See accompanying notes to consolidated financial statements

DEVCON INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Devcon International Corp. and it subsidiaries (“the Company”) provides electronic security services and products to financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of government departments and health care and educational facilities. The Company also produces and distributes ready-mix concrete, crushed stone, sand, concrete block, and asphalt and distributes bagged cement in the Caribbean. The Company also performs earthmoving, excavating and filling operations, builds golf courses, roads, and utility infrastructures, dredges waterways and constructs deep-water piers and marinas in the Caribbean.

(b)	BASIS OF PRESENTATION

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

SECURITY DIVISION

Revenue in the security division for repair and installation services, for which no monitoring contract is connected, is recognized when the services are performed.

Revenue in the security division for monitoring services is recognized monthly as services are provided pursuant to the terms of subscriber contracts, which have prices that are fixed and determinable. The Company assesses the subscriber’s ability to meet the contract terms, including meeting payment obligations, before entering into the contract. In accordance with Staff Accounting Bulletin 104 (SAB 104), nonrefundable installation charges and a portion of related direct costs to acquire the monitoring contract, such as sales commissions, are deferred. The capitalized costs related to the installation are then amortized over the 10 year life of an average customer contract. If the site being monitored is disconnected prior to completion of the original expected life, the unamortized portion of the deferred installation and direct costs to acquire are recognized.

MATERIALS DIVISION

Revenue is recognized when the products are delivered (FOB Destination), invoiced at a fixed price and the collectibility is reasonably assured.

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

(g)	INVENTORIES

For the security division, inventories are primarily electronic sensors, wire and control panels (“component parts”) purchased from independent suppliers. The inventories of component parts are valued at lower of cost or market. If the installation of security systems will have future recurring revenue, the costs to install are deferred and included in work in process inventory. When the installation is complete, the deferred installation costs are capitalized and included in other current and long term assets accordingly. The capitalized installation costs are then amortized over the life of an average customer contract life or 10 years. If the site being monitored is disconnected prior to completion of the original expected life, the unamortized portion of the deferred installation and direct costs to acquire are expensed.

For the construction and materials division purchased inventory, primarily cement, concrete block and sand are valued at invoice cost plus inbound freight. Manufactured aggregate and concrete block inventory values include allocable blasting, extracting, crushing, and washing costs, which includes labor, supplies, extraction royalties and quarry department direct overhead. Selling and general administrative costs are not allocated to inventory. Amounts are removed from inventory based upon average costs, which are adjusted quarterly.

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

Depreciation expense was $5.4 million, $3.7 million and $3.8 million for 2005, 2004 and 2003 respectively, excluding discontinued operations.

(i)	IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value of the asset is determined by reviewing both the fair market value of the asset if sold individually and the average of probability weighted future cash flows generated by the asset or group of assets discounted at a risk free rate of return over the expected useful life of the asset.

If the long-lived assets are continuing to be used in the operations of the business, any impairment in value is recognized in Operating Expenses of the continuing operations of the business. Additionally, the remaining depreciable life of the assets is reviewed to determine if the events or circumstances leading to the impairment analysis indicate a change in the future depreciable life should be made.

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

In accordance with this policy, the Company determined, in fourth quarter of 2005, that the long-lived assets of the Company’s constructions division, its remaining materials operations and DevMat, an 80 percent-owned joint venture providing power, water and sewer treatment services, should be reviewed for possible impairment. That determination was the result of a strategic review by the Company of its Construction and Materials operations following the January 15, 2006 termination of a November 28, 2005 letter of intent with a potential purchaser to purchase those assets. As more fully described in Note 22 to Company’s consolidated financial statements , an impairment charge of $4.1 million was recorded as a result of the strategic review.

(j)	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Pursuant to FASB Statement No. 142 (“FASB 142”), goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB 142. The Company tests goodwill for impairment as of June 30 of each year.

FASB 142 also requires that customer accounts and intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Customer accounts are stated at fair value based on the discounted cash flows over the estimated life of the customer contracts and relationships. The Company uses independent appraisal firms to perform a valuation study at the time of acquisition to determine the value and estimated life of customer accounts purchased in order to assist management in determining an appropriate method in which to amortize the asset. The amortization life is based on historic analysis of customer relationships combined with estimates of expected future revenues from customer accounts. The Company amortizes customer accounts on a straight-line basis over the expected life of the customer which varies from 4 to 17 years and records an additional charge equal to the remaining unamortized value of the customer account for accounts which discontinued service before the expected life. The additional charge for discontinued accounts is equal to the remaining net book value of the customer contract and relationship for the specific customer account canceled.

(k)	FOREIGN CURRENCY TRANSLATION

All balances denominated in foreign currencies are revalued at year-end rates to the respective functional currency of each subsidiary. For the subsidiary, with a functional currency other than the US dollar, assets and liabilities have been translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated into U.S. dollars at average exchange rates during the period. The translation adjustment (decreased) increased equity by ($502,610), ($241,263) and $463,581 in 2005, 2004 and 2003, respectively. Gains or losses on foreign currency transactions are reflected in the net income of the period. The (expense) income recorded in selling, general & administrative expenses was ($306,069), $184,449 and $(40,287), in 2005, 2004 and 2003, respectively.

The Company does not record a foreign exchange loss or gain on long-term inter-company debt for its subsidiary. This gain or loss is deferred and combined with the translation adjustment of said subsidiary. If and when the debt is paid, in part or whole, the deferred loss or gain will be realized and will affect the respective result of the period.

(l)	(LOSS) INCOME PER SHARE

The Company computes (loss) income per share in accordance with the provisions of SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting basic and diluted income per share. Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares outstanding during the period. Diluted (loss) income per share is computed assuming the exercise of stock options under the treasury stock method and the related income tax effects, if not antidilutive. For loss periods, common share equivalents are excluded from the calculation, as their effect would be antidilutive. See Note 9 of the notes to the consolidated financial statements for the computation of basic and diluted number of shares.

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

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 148.

The Company did not grant any options in 2005. The per-share weighted-average fair value of stock options granted during 2004 and 2003 was $3.11 and $2.32, respectively, on the grant date, using the Black Scholes option-pricing model with the following assumptions:

	2004	2003
Expected dividend yield	—	—
Expected price volatility	27.5%	25.5%
Risk-free interest rate	3.6%	3.0%
Expected life of options	5.5 years	5.3 years

Had the Company determined compensation cost based on fair value at the grant date for our stock options under SFAS 123, the Company’s net (loss) income would have been the pro forma amounts below:

	2005	2004	2003
Net (loss) income, as reported	$(14,316)	$10,637	$(8,617)
Add total stock based employee Compensation expense included in reported net income, net of tax	75	25	—
Deduct total stock-based employee compensation expense determined under fair-value based method for all rewards, net of tax	(79)	(186)	(136)

Pro forma net (loss) income	$(14,320)	$10,476	$(8,753)
Basic (loss) income per share, as reported	$(2.42)	$2.44	$(2.57)
Basic (loss) income per share, pro forma	$(2.43)	$2.40	$(2.61)
Diluted (loss) income per share, as reported	$(2.42)	$2.09	$(2.57)
Diluted (loss) income per share, pro forma	$(2.43)	$2.06	$(2.61)

(p)	RECLASSIFICATIONS

Certain reclassification of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between periods presented.

In September 2005, the Company sold its U.S. Virgin Islands quarries, concrete batch plant, and building products business. For purposes of comparability, the results of these operations have been reclassified from continuing to discontinued operations for all years presented in the accompanying Consolidated Statements of Operations.

(q)	LEASES

In accordance with SFAS No. 13, the Company performs a review of newly acquired leases to determine as whether a lease should be treated either as a capital or operating lease. Capital leased assets are capitalized and depreciation over the term to of the initial lease. A liability equal to the present value of the aggregated lease payments would be recorded utilizing the stated lease interest rate. If an interest rate is not stated the Company will determine an estimated cost of capital to be utilized that rate to calculate the present value. If the lease has an increasing rate over time and/or is an operating lease all leasehold incentives, rent holidays, or other incentives will be consider in determining if a deferred rent liability is required. Leasehold incentives are capitalized and depreciated over the initial term of the lease.

(2)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of financial instruments including cash, cash equivalents, the majority of the accounts receivable, other current assets, accounts payable trade and other, accrued expenses and other liabilities, and notes payable to banks approximated fair value at December 31, 2005 because of the short maturity of these instruments. The carrying value of debt and most notes receivable approximated fair value at December 31, 2005 and 2004 based upon the present value of estimated future cash flows.

(3)	RECEIVABLES

Accounts receivable consist of the following:

	(dollars in thousands) December 31,
	2005	2004
Materials division trade accounts	$3,302	$7,183
Materials division trade accounts, related party	—	79
Construction division trade accounts receivable, including retainage	7,874	2,895
Construction division trade accounts, including retainage, related party	469	967
Security division trade accounts	4,186	308
Due from sellers and other receivables	3,750	282
Due from employees	248	246

	19,829	11,960
Allowance for doubtful accounts	(1,785)	(2,785)

Total accounts receivable, net	$18,044	$9,175

	(dollars in thousands)
	2005	2004	2003
Allowance for doubtful accounts:
Beginning balance	$2,785	$2,166	$2,773
Allowance charged to operations, net	320	1,547	72
Allowance obtained through acquisitions	293	40	—
Direct write-downs charged to the allowance	(1,613)	(968)	(679)

Ending balance	$1,785	$2,785	$2,166

Recovery of previously written off receivables:	$10	$12	$18

The Construction division’s trade accounts receivable includes retention billings of $1,703,388 and $652,391 as of December 31, 2005 and 2004, respectively.

Notes receivable consists of the following:

	(dollars in thousands) December 31,
	2005	2004
Unsecured promissory notes receivable with varying terms and maturity dates through 2010, (interest rates between 7.0% and 12.0%)	$584	$627
Notes receivable with varying terms and maturity dates through 2013, secured by property or equipment, (interest rates between 8% and 11%)	1,044	1,244
10.0 % note receivable, due on demand, secured by first mortgage on real property	—	64
Unsecured promissory notes receivable bearing interest at 8.0 % with varying maturity dates through 2006, guaranteed by a director of the Company and various owners of debtor, related party	2,160	2,775
Unsecured promissory note receivable bearing interest at 5.0% due in installments through 2008	2,631	—
Unsecured promissory notes receivable bearing interest at 8.0% due in 2006	339	—
Unsecured notes receivable bearing interest at 1.0 % over the prime rate, due in monthly installments through 2005 (interest rates between 6.25% and 7.15%)	—	315
Unsecured note bearing interest a 2.0 % over the prime rate, due in monthly installments through 2006 (interest rates between 7.25% and 8.15%)	528	557
Antigua Government notes and bonds	—	1,123

Trade notes receivable	$7,286	$6,705

Included in notes and other receivables is an unsecured note due from the Government of Antigua and Barbuda (the “Government”) totaling a net amount of $987,500 in 2004. The balance amount of $987,500 was collected in the first quarter of 2005. These notes were originally executed in connection with a construction contract in 1987. During the following nine years, eight amendments to the agreement were executed, primarily due to additional work contracted. In 1987, the notes were placed on the cost recovery method, and all payments received from the Government from agreed upon sources were recorded as reduction of the principal balance of the notes. Payments from agreed upon sources were derived from lease proceeds from a rental of a United States military base, fuel tax revenues and proceeds from a real estate venture.

In April 2000, the Company executed the ninth amendment to the agreement with the Government and the notes were removed from the cost recovery method. The original notes receivable were consolidated into two new 15-year notes and the stated interest rate was reduced from 10 % to 6 % annually. Payments from agreed upon sources were expanded to include an additional monthly payment of $61,400, starting in August 2000, and up to $2.5 million in offsets against future duties and taxes to be incurred by the Company. In total, the agreement called for $155,000 to be received monthly and $312,500 to be received quarterly, until maturity in 2015. The Government did not fulfill its payment obligations in 2003. Since April 28, 2000 the Company has been recognizing interest income on the notes under the accrual basis. Receipts on the notes were $12.2 million in 2004. Interest income recognized in 2004 and 2003 was $2.6 million and $1.9 million, respectively. The Company records payments received, first to the projected principal reductions for the period, then to accrued interest, and lastly to additional reduction of principal. Interest income is recognized on the notes only to the extent payments are received or amounts are offset against money owed to the Government.

Antigua-Barbuda Government Development Bonds 1994-1997 series amounting to $68,661 in 2003 were fully reserved for in 2004. The Company also has net trade receivables from various Government agencies of $9,372 and $116,053 in 2005 and 2004, respectively.

During 2003 and 2004, the Government of Antigua did not meet all of its payment obligations to the Company. However, in December 2004, the Company’s Antigua subsidiaries entered into an Agreement for Satisfaction of Indebtedness and Amendment No. 10 to St. John’s Dredging and Deep Water Pier Construction (the “Satisfaction Agreement”) with the government of Antigua and Barbuda (“Antigua”). Pursuant to the terms of the Satisfaction Agreement, AMP and Antigua agreed to a settlement in which approximately $29.0 million in debt owed by Antigua to AMP was deemed satisfied in exchange for certain cash payments made to those companies by Antigua, as well as the remittance of all outstanding tax assessments and other relief from current and future taxes and duties. At the time of settlement, the notes had a recorded book value of approximately $5.8 million. As a result of this Satisfaction Agreement and in exchange for the cancellation of the outstanding debt owed to AMP by Antigua, AMP received $11.5 million in cash; a commitment for an additional $987,500 of cash which was received in the first quarter of 2005, a $7.5 million credit toward future withholding taxes incurred by AMP or the Company, plus a waiver of all taxes and duties due and owing through December 31, 2004. The Company recognized $5.1 million of the future withholding tax benefit based on the current plans for repatriation of foreign-earnings. The Satisfaction Agreement also settled the litigation over a $6 million assessment issued with respect to the Company’s subsidiaries in Antigua, resulting in an income tax benefit of $0.7 million related to the reversal of accruals for uncertain tax positions.

(4)	INVENTORIES

Inventories consist of the following:

	(dollars in thousands) December 31,
	2005	2004
Security Services Inventory – component parts	$910	$406
Security Services Work in Process	390	—
Aggregates and Sand	847	2,097
Block, Cement, and Material Supplies	530	821
Other	215	—

	$2,892	$3,324

(5)	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES AND AFFILIATES

At December 31, 2005 and 2004, the Company had investments in unconsolidated joint ventures and affiliates consisting of a 1.2 % equity interest in a real estate project in the Bahamas, see Note 16, a 33.3 % interest in a real estate company in Puerto Rico. At December 31, 2004, the Company had a 50% interest in a real estate project in South Florida. During 2005 the real estate project in South Florida sold the remaining property. The Company received proceeds of $368,000 and realized a gain on investment of $343,573. Equity earnings of $340,000, $71,300 and $107,162 were recognized in 2005, 2004, and 2003, respectively, on ventures accounted for under the equity method.

(6)	INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consists of the following as of December 31, 2005 and December 31, 2004:

	(dollars in thousands)
	Goodwill	Customer Lists and Relationships	Other	Total
Ending balance, December 31, 2003	$—	$—	$—	$—
Acquisition of businesses	1,115	3,823	637	5,575
Purchased from third parties	—	90	—	90
Less disposition of cancelled customer accounts	—	(106)	—	(106)

	1,115	3,807	637	5,559
Less accumulated amortization	—	(109)	(15)	(124)

Ending balance, December 31, 2004	1,115	3,698	622	5,435
Acquisition of businesses	49,078	47,678	1,200	97,956
Purchase price adjustment	(1,298)	(848)	—	(2,146)
Purchased from third parties	—	669	—	669
Less disposition of cancelled customer accounts	—	(1,551)	—	(1,551)
Less sale of customer accounts	(876)	(955)	—	(1,831)

	48,019	48,691	1,822	98,532
Less accumulated amortization	—	(2,641)	(98)	(2,739)
Ending balance, net, December 31, 2005	$48,019	$46,050	$1,724	$95,793

Amortization expense was $4.2 million, $0.2 million and $0.0 million for the years ended December 31, 2005, 2004, 2003 respectively.

The table below presents the weighted average life in years of the Company’s intangible assets.

	2005		2004		2003
	(Amount in years)
Goodwill	(a	)	(a	)	(a	)
Customer accounts	11.2		11.6		—
Other	3.8		4.6		—

Weighted average	11.0		11.3		—

(a)	Goodwill is not amortized but, along with all other intangible assets, is reviewed for possible impairment each year at June 30th or when indicators of impairment exist.

The table below reflects the estimated aggregate customer account amortization for each of the five succeeding years on the Company’s existing customer account base as of December 31, 2005.

	(dollars in thousands)
	2006	2007	2008	2009	2010
Aggregate amortization expense	$6,133	$5,497	$5,497	$5,442	$4,842

(7)	ACQUISITIONS

On February 28, 2005, the Company, through Devcon Security Services Corporation, (“DSS”) a wholly owned subsidiary, completed the acquisition of certain net assets of Starpoint Limited’s electronic security services operation (an entity controlled by Adelphia Communications Corporation, a Delaware corporation) for approximately $40.2 million in cash based substantially upon contractually recurring monthly revenue of approximately $1.15 million. The transaction was completed pursuant to the terms of an Asset Purchase Agreement, dated as of January 21, 2005 as amended (the “Asset Purchase Agreement”). Other than the Asset Purchase Agreement, there is no material relationship between the parties. The transaction received approval by the United States Bankruptcy Court for the Southern District of New York in an order issued on January 28, 2005.

The Company utilized $24.6 million of the $35.0 million available under a Credit Facility provided by CIT, as discussed in Note 8, Debt, to these consolidated financial statements, to satisfy a portion of the cash purchase price for the acquisition. The balance of the purchase price, including payment of $0.6 million of transaction costs, was satisfied by using cash on hand.

The acquisition was recorded using the purchase method of accounting. The purchase price allocation is based upon a report issued by an independent appraisal firm as to fair value. The purchase price, adjusted for certain non-performing contracts as well as certain working capital adjustments, has been recorded pursuant to the terms of the Asset Purchase Agreement and appropriately allocated to each account set out below. Results included for the acquisition are for the period February 28, 2005 to December 31, 2005.

The purchase price allocation is as follows:

Purchase Price Allocation	(dollars in thousands)
Accounts receivable	$1,021
Inventory	276
Fixed Assets	313
Contractual agreements	6,460
Customer relationships	11,370
Deferred revenue	(2,192)
Other liabilities	(487)
Goodwill	21,904

Total Price Allocation	$38,665

On November 10, 2005, DSH entered into a Stock Purchase Agreement with the sellers of the issued and outstanding capital stock, and certain of Sellers’ representatives, of Coastal Security Company, (“Coastal”), pursuant to which DSH agreed to purchase all of the issued and outstanding capital stock of Coastal for approximately $50.4 million in cash. As more completely discussed in Note 8, Debt, to these Consolidated Financial Statements, to finance the acquisition, in addition to utilizing existing cash, the Company refinanced its existing senior secured revolving credit facility provided by certain lenders and CIT Financial USA, Inc, with a new $70 million Credit Agreement with CapitalSource Finance LLC.

The acquisition was recorded using the purchase method of accounting. The purchase price allocation is based upon a report issued by an independent appraisal firm as to fair value. Under the purchase method of accounting, the purchase price allocation may be adjusted for up to one year based on information which, if known at the date of acquisition would have effected the allocation. Additionally, under the terms of the Stock Purchase Agreement, there can be adjustments to the purchase price, and thereby the allocation thereof, based on a post closing review of the final balance sheet and recurring monthly monitoring revenue of Coastal. Any adjustments, when determined, may change the following allocation.

The preliminary purchase price allocation is as follows:

Preliminary Purchase Price Allocation	(dollars in thousands)
Cash	$214
Accounts receivable	1,596
Inventory	890
Other current assets	164
Net fixed assets	1,002
Contractual agreements	8,700
Customer relationships	20,300
Non compete agreement	1,200
Accounts payable	(582)
Accrued wages	(603)
Deferred revenue	(584)
Deferred tax liability	(7,126)
Other liabilities	(492)
Goodwill	25,821

Total Price Allocation	$50,500

The following table shows the condensed consolidated results of continuing operations of the Company, Starpoint Limited (the electronic security operations of Adelphia Communications) and Coastal, as though these acquisitions had been completed at the beginning of each year reported on:

	(dollars in thousands) Twelve Months Ended December 31
	2005	2004	2003
Revenue	$101,796	$89,192	$75,364
Net (loss) income from continuing operations	$(13,955)	$12,235	$(7,988)

(Loss) income per common share - basic	$(2.36)	$2.80	$(2.38)
(Loss) income per common share - diluted	$(2.36)	$2.40	$(2.38)

Weighted average shares outstanding:
Basic	5,904,043	4,363,476	3,351,817
Diluted	5,904,043	5,096,566	3,351,817

(8)	DEBT

Debt consists of the following:

	(dollars in thousands) December 31,
	2005	2004
Installment notes payable in monthly installments through 2008, bearing interest at a weighted average rate of 6.7 % and secured by equipment with a carrying value of approximately $250,000	$91	$112
Secured note payable due November 9, 2008, bearing interest at the LIBOR rate plus a margin ranging from 3.25% to 5.75%	54,967	—
Secured note payable due March 10, 2006, bearing interest at the prime interest rate, 7.0% at December 31, 2005	8,000	—
Unsecured note payable to the Company’s former Chairman, due October 1, 2006, bearing interest at the prime interest rate (7.00% at December 31, 2005)	1,725	1,725
Unsecured notes payable due through 2011, bearing interest at a rate of 7.0%	532	532

Total debt outstanding	$65,315	$2,369

Total current maturities on long-term debt	$9,794	$1,805

Total long-term debt excluding current maturities	$55,521	$564

In 2001, the Company entered into a revolving line of credit facility with a bank in the United States that provides for borrowings up to a maximum amount of $1,000,000, with interest charged at LIBOR plus 2.50 % and matures June 30, 2006. The bank can demand repayment of the loan and cancellation of the line of credit facility, if certain financial or other covenants are in default. The Company also maintains lines of credit with local banks in Sint Maarten and Antigua, $200,000 and $185,000, respectively. No amounts were outstanding under these lines of credit as of December 31, 2005 and 2004.

On February 28, 2005, the Company, through Devcon Security Services Corp. (“DSS”), one of its indirect wholly-owned subsidiaries, completed the acquisition of certain net assets of the electronic security services operations of Adelphia Communications Corporation, a Delaware corporation, for approximately $40.2 million in cash. DSS and its direct parent, Devcon Security Holdings, Inc. (“DSH”), a wholly-owned subsidiary of the Company, financed this acquisition through available cash on hand and a $35 million senior secured revolving credit facility provided by certain lenders and CIT Financial USA, Inc., serving as agent.

On November 10, 2005, DSH entered into a Stock Purchase Agreement with the sellers of the issued and outstanding capital stock, and certain of Sellers’ representatives, of Coastal Security Company, (“Coastal”), pursuant to which Holdings agreed to purchase all of the issued and outstanding capital stock of Coastal for approximately $50.4 million in cash. In order to obtain the necessary funds to complete to the stock purchase, DSH and DSS, (together the “Borrowers”), entered into a Credit Agreement with CapitalSource Finance LLC, (as “Agent” and “Lender”), along with other lenders party to the Credit Agreement from time to time (“Lenders”) (collectively, the “Credit Agreement”). The facility with CapitalSource, which replaced the CIT facility, provided a three-year revolving credit facility in the maximum principal amount of $70,000,000 for the purpose of providing funds for permitted acquisitions, to refinance existing indebtedness, for the purchase and generation of alarm contracts, for the issuance of letters of credit and for other lawful purposes not prohibited by the Credit Agreement. In connection with the replacement of the CIT facility, the Company expensed $0.9 million of unamortized debt issuance costs. The Borrowers agreed to secure all of their obligations under the loan documents relating to the Credit Agreement by granting to Agent, for the benefit of Agent and Lenders, a security interest in and second priority perfected lien upon (1) substantially all of their existing and after-acquired personal and real property, and (2) all capital stock owned by each Borrower of each other Borrower. In addition, the Company pledged to Agent, for the benefit of Agent and Lenders, all of its capital stock of DSS. The interest rate on the outstanding obligations under the Credit Agreement is tied to the prime rate plus a margin as specified therein or, at the Borrowers’ option, to LIBOR plus a margin.

Also, on November 10, 2005 and in connection with the acquisition of Coastal, the Borrowers entered into a Bridge Loan Agreement with CapitalSource Finance LLC, as lender (“CapitalSource”), providing for a 120-day bridge loan in the principal amount of $8,000,000 for the purchase and generation of alarm contracts, the acquisition of Coastal, and for other lawful purposes not prohibited by the Bridge Loan Agreement. The Borrowers agreed to secure all of their obligations under the loan documents relating to the Bridge Loan Agreement by granting to CapitalSource a security interest in and first priority perfected lien upon (1) substantially all of their existing and after-acquired personal and real property, and (2) all capital stock owned by each Borrower of each other Borrower. In addition, Devcon pledged to CapitalSource all of its capital stock of DSS as further security for the Borrowers’ obligations under the loan documents relating to the Bridge Loan Agreement. The interest rate on the outstanding obligations under the Bridge Loan Agreement is at the prime rate.

Also in connection with the Bridge Loan Agreement, the Company entered into a Guaranty with CapitalSource, dated as of November 10, 2005 (the “Guaranty”), pursuant to which the Company guaranteed the payment and performance of the Borrowers’ obligations under the Bridge Loan documents as well as all costs, expenses and liabilities that may be incurred or advanced by CapitalSource in any way in connection with the foregoing. In both the Credit Agreement and the Bridge Loan Agreement, the Borrowers provided Agent and Lenders (with respect to the Credit Agreement) and CapitalSource (with respect to the Bridge Loan Agreement) with indemnification for liabilities arising in connection with such agreements, representations and warranties, agreements and affirmative and negative covenants including financial covenants as set forth in such agreements.

The Credit Agreement and the Bridge Loan Agreement are cross-collateralized and cross-defaulted. Events of default under the Credit Agreement, include but are not limited to: (a) failure to make principal or interest payments when due and such default continues for three business days, and failure to make payments to Agent for reimbursable expenses within ten business days of their request, (b) any representation or warranty proves incorrect in any material respect, (c) failure to observe obligations relating to cash management, negative covenants (including regarding mergers, investments, loans, indebtedness, guaranties, liens and sale of stock and assets) and financial covenants (regarding a leverage ratio, a fixed charge coverage ratio, annual capital expenditure limitations and an attrition ratio of not greater than 11%), (d) defaults under the Bridge Loan Agreement, (e) a default or breach with respect to any indebtedness and certain guaranty obligations in excess of $300,000 individually or $500,000 in the aggregate, (f) certain events related to insolvency or the commencement of bankruptcy proceedings and (g) any change of control, change of management or the occurrence of any material adverse effect, as further set forth in the Credit Agreement. Upon an event of default under the Credit Agreement and the Bridge Loan Agreement, CapitalSource, as Agent or Bridge Loan Lender, as the case may be, may avail itself of various remedies including, without limitation, suspending or terminating existing commitments to make advances or immediately demanding payment on outstanding loans, as well as other remedies available to it under law and equity. As of December 31, 2005, the Company was in compliance with the covenants of the credit agreement and bridge loan.

The CapitalSource Revolving Facility contains a number of covenants imposing restrictions on our electronic security services division’s ability to, among other things:

•	incur more debt;

•	pay dividends, redeem or repurchase stock or make other distributions or impair the ability of any subsidiary to make such payments to the borrower;

•	make acquisitions or investments;

•	revise existing capital structure or principal line of business;

•	use assets as security in other transactions;

•	enter into transactions with affiliates (including extending loans to employees);

•	engage in any sale-leaseback or synthetic lease transaction;

•	impair the terms of any material contract;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	guarantee obligations of another;

•	create liens on our assets; and

•	extend credit.

Also, the notes contain a number of covenants imposing restrictions on the Company’s ability to incur more debt, create liens on assets or make payments with respect to existing debt

The CapitalSource Revolving Facility contains financial covenants that require the Company’s subsidiaries which comprise of the electronic security services division to meet a number of financial ratios and tests. Failure to comply with the obligations in the CapitalSource Revolving Facility or the notes could result in an event of default, which, if not cured or waived, could permit acceleration of this indebtedness or of other indebtedness, allowing senior lenders to foreclose on the Company’s electronic security services assets. As of December 31, 2005, the Company had $0.3 million of additional borrowing capacity available on the CapitalSource Revolving Facility.

The effective interest on all debt outstanding, excluding lines of credit, was 9.1% at December 31, 2005 and 5.2 % at December 31, 2004.

The total maturities of all debt subsequent to December 31, 2005 are as follows:

2005	$9,794
2006	12
2007	54,977
2008	—
2009	—
Thereafter	532

$65,315

(9)	COMMON STOCK

The following table sets forth the computation of basic and diluted share data:

	2005	2004	2003
Weighted average number of shares outstanding – basic	5,904,043	4,363,476	3,351,817
Effect of dilutive securities:
Options and Warrants	—	733,090	—

Weighted average number of shares outstanding – diluted	5,904,043	5,096,566	3,351,817

Options and Warrants not included above (anti-dilutive)	1,053,000	1,010,000	285,852

Shares outstanding:
Beginning outstanding shares	5,738,713	3,296,373	3,469,169
Repurchase of shares	(17,300)	(8,247)	(229,396)
Issuance of shares	280,475	2,450,587	56,600

Ending outstanding shares	6,001,888	5,738,713	3,296,373

(10)	STOCK OPTION PLANS

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

Stock option activity by year was as follows:

	Employee Plans		Directors’ Plan
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2002	759,195	$3.67	34,000	$5.98
Granted	93,000	$6.79	—	$—
Exercised	(51,600)	$2.41	(5,000)	$3.47
Expired	(18,000)	$6.18	(10,000)	$7.61

Balance at December 31, 2003	782,595	$4.07	19,000	$5.78
Granted	174,000	$9.85	—	$—
Exercised	(237,231)	$3.25	—	$—
Expired	(2,800)	$1.50	(11,000)	$3.17

Balance at December 31, 2004	716,564	$5.11	8,000	$9.38
Granted	—	$—	—	$—
Exercised	(266,754)	$5.70	—	$—
Expired	(13,000)	$7.58	—	$—

Balance at December 31, 2005	436,810	$5.68	8,000	$9.38

Available for future grant	5,000

Weighted average information:

Price Range	Number Of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Number Of Shares Exercisable	Weighted Average Exercise Price
$1.50-$2.94	206,925	$2.01	6.1	184,550	$1.97
$5.70-$7.00	61,885	6.51	7.1	44,325	6.48
$8.01-$9.38	123,000	8.64	7.5	41,667	8.76
$12.00-$15.83	53,000	12.72	8.6	33,000	12.23

Total	444,810	$5.75	6.9	303,542	$4.68

(11)	WARRANT ISSUANCE

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

In connection with the March 2006 issuance of $45,000,000 of term notes, the Company issued warrants to acquire an aggregate of 1,650,943 shares of common stock at an exercise price of $11.925 per share. This issuance of Warrants is further discussed in Note 25, Subsequent Events, to these Consolidated Financial Statements.

(12)	INCOME TAXES

Income tax (benefit) expense consists of:

	(dollars in thousands)
	Current	Deferred	Total
2005:
Federal	$(1,495)	$(4,120)	$(5,615)
Foreign	5,395	—	5,395

	$3,900	$(4,120)	$(220)
2004:
Federal	$1,008	$1,792	$2,800
Foreign	(905)	(609)	(1,514)

	$103	$1,183	$1,286
2003:
Federal	$215	$(326)	$(111)
Foreign	121	(42)	79

	$336	$(368)	$(32)

The actual expense differs from the “expected” tax (benefit) expense computed by applying the U.S. federal corporate income tax rate of 34% to (loss) income before income taxes is as follows:

	(dollars in thousands) December 31,
	2005	2004	2003
Computed “expected”
Tax (benefit) expense	$(5,823)	$3,464	$(1,909)
Increase (reduction) in income taxes resulting from:
Repatriation of foreign income	2,890	5,270	2,118
Tax incentives of foreign subs	(2,811)	(3,731)	(646)
Net operating loss not utilized	—	—	49
Change in deferred tax valuation allowance	1,494	(1,207)	1,111
Additional foreign taxes	5,119	(799)	(451)
Differences in effective rate in foreign jurisdiction and other	(1,089)	(1,711)	(304)

	$(220)	$1,286	$(32)

Significant portions of the deferred tax assets and liabilities results from the tax effects of temporary difference:

	(dollars in thousands) December 31,
	2005	2004
Deferred tax assets:
Plant and equipment, principally due to differences in depreciation and capitalized Interest	$182	$157
Net operating loss carry-forwards	7,245	8,522
Foreign tax credit	3,134	—
Compensation	1,614	1,414
Estimated losses on construction projects	506	—
Reserves and other	69	2,448

Total gross deferred tax assets	12,750	12,541

Less valuation allowance	(9,875)	(8,522)

Net deferred tax assets	2,875	4,019

Deferred tax liabilities:
Intangible assets, principally due to purchase valuation of customer lists	(6,206)	(264)
Dividend distribution	—	(4,080)

Total gross deferred tax liabilities	(6,206)	(4,344)

Net deferred tax asset (Liability)	$(3,331)	$(325)

In assessing the ability to realize a portion of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making the assessment. The valuation allowance for deferred tax assets as of December 31, 2005 was $9.9 million. The increase (decrease) in valuation allowance was $1.3 million, $(1.2) million and $1.1 million in 2005, 2004 and 2003, respectively. The increase in valuation allowance primarily consisted of the addition of a $2.6 million valuation on the foreign tax credit created from the withholding taxes deemed paid and an increase of $1.4 million in valuation allowance due to a net increase in 2005 foreign net operating losses. These increases were offset in part by a reduction in the valuation allowance due to a reduction in prior year foreign net operating loss carry forward.

During 2005, the Corporation repatriated $20.4 million of previously un-remitted earnings from Antigua, of which $5.1 million was withheld for Antiguan withholding taxes, which were deemed paid by utilization of a portion of the $7.5 million tax credit received as part of an agreement with the Antiguan Government.

At December 31, 2005, approximately $27.6 million of foreign subsidiaries’ earnings have not been distributed. These earnings are considered permanently reinvested in the subsidiaries’ operations, unless the earnings can be repatriated in a tax-free or cash-flow neutral manner. Should the foreign subsidiaries distribute these earnings to the parent company or provide access to these earnings, taxes of approximately $9.4 million at the U.S. federal tax rate of 34%, net of foreign tax credits, may be incurred. At December 31, 2005, the Company had accumulated net operating loss carry-forwards available to offset future taxable income in its Caribbean operations of about $19.5 million, which expire at various times through the year 2011. All tax loss carryforwards at December 31, 2005, consisted of net operating losses expiring from 2006 to 2011.

During 2005, the Company’s subsidiary, Virgin Islands Cement & Building Products, Inc. sold its materials business for $13.3 million. The net impact on the deferred asset was a reduction of the asset by $1.0 million. The tax on income, from discontinued operations including the gain, was $1.7 million. This was partially offset by a loss in continuing operations.

In November, 2005, the Company acquired Coastal Security Services, Inc. for $50.5 million in a stock purchase. In conjunction with the identification and valuation of finite lived assets under FAS 141, an additional deferred liability of $7.1 was established through the purchase accounting.

(13)	FOREIGN SUBSIDIARIES

Combined financial information for the Company’s foreign Caribbean subsidiaries, except for those located in the U.S. Virgin Islands and Puerto Rico, are summarized as follows:

	(dollars in thousands) December 31,
	2005	2004
Current assets	$14,645	$30,490
Advances (from) to the Company	292	(522)
Property, plant and equipment, net	14,897	16,880
Investments in joint ventures and affiliates, net	123	1,623
Notes receivable	4,078	2,905
Other assets	1,353	1,748

Total assets	$35,388	$53,124

Current liabilities	$6,077	$5,138
Long-term liabilities	3,304	1,599
Equity	26,007	46,387

Total liabilities and equity	$35,388	$53,124

	(dollars in thousands) December 31,
	2005	2004	2003
Revenue	$59,647	$41,246	$32,292
Income before income taxes	3,090	15,643	426
Net income	2,798	15,037	165

(14)	LEASE COMMITMENTS

The Company leases real property, buildings and equipment under operating leases that expire over periods of one to ten years. Future minimum lease payments under non-cancelable operating leases with terms in excess of one year as of December 31, 2005 are as follows:

	(dollars in thousands)
Years ending December 31,	Property	Vehicles and Equipment	Total
2006	$1,295	$510	$1,805
2007	1,045	445	1,490
2008	847	444	1,291
2009	759	132	891
2010	621	12	633
Thereafter	2,101	—	2,101

Total Minimum lease payments	$6,668	$1,543	$8,211

Total rent expense for property was $1,636,474, $1,716,825 and $1,796,518 in 2005, 2004 and 2003, respectively. Total operating lease and rental expense for vehicles and equipment was $2,747,793, $1,977,277 and $1,375,990 in 2005, 2004 and 2003, respectively. The equipment leases are normally on a month-to-month basis. Some operating leases provide for contingent rentals or royalties based on related sales and production; contingent rent expense amounted to $ 16,274, $12,549 and $14,846 in 2005, 2004 and 2003, respectively. Included in the above minimum lease commitments are royalty payments due to the owners of the Societe des Carrieres de Grand Case (SCGC) quarry. See Note 19, Commitments and Contingencies to these consolidated financial statements.

The Company received a rent holiday of five months and a leasehold incentive of $68,500 when the Company renewed the lease office location in Deerfield Beach, Florida starting January 1, 2004. The Company also received a leasehold incentive of $559,102 for the principal executive offices in Boca Raton, Florida. In addition, the Company has a prepaid rent balance of $100,000 for the executive offices. This will be utilized over the first ten months of 2006. Under SFAS No. 13, a deferred rent liability of $701,120 was recorded for these two leases. The leasehold improvements are being amortized through the end of the initial lease terms, excluding renewal periods, through May 2009 and August 2015 for Deerfield Beach and Boca Raton, respectively.

(15)	SEGMENT REPORTING

The Company is organized based on the products and services it provides. Under this organizational structure the Company has three reportable divisions: Construction, Materials and Security. The Construction division consists of land development and marine construction projects. The Materials division includes manufacturing and distribution of ready-mix concrete, concrete block, crushed aggregate and cement. The Electronic Security Services division provides installation, monitoring and maintenance of electronic security systems for commercial and residential customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	(dollars in thousands) December 31,
	2005	2004	2003
Revenue (including inter-segment):
Construction	$39,776	$25,672	$17,997
Material	26,496	28,352	26,811
Security	18,515	943	—
Other	862	184	—
Elimination of inter-segment revenue	(781)	(1,136)	(754)

Total	$84,868	$54,015	$44,054

Interest Expense:
Construction	$(3)	$(22)	$—
Material	(41)	(50)	(56)
Security	(2,455)	—	—
Other	(151)	(92)	(95)

Total	$(2,650)	$(164)	(151)

Operating (loss), as revised:
Construction	$(2,916)	$4,593	$(467)
Material	(6,947)	(3,593)	(5,258)
Security	(771)	(108)	—
Other	(111)	(56)	(100)
Unallocated corporate overhead	(5,545)	(4,421)	(2,662)

Total	$(16,290)	$(3,585)	$(8,487)

Other income, net	(837)	13,774	2,874

Income (Loss) before taxes	$(17,127)	$10,189	$(5,613)

Total Assets:
Construction	$30,861	$19,683	$14,266
Material	14,544	50,565	38,149
Security	114,483	6,654	—
Other	5,579	24,763	12,004

Total	$165,467	$101,665	$64,419

Depreciation and amortization:
Construction	$2,281	$1,635	$1,582
Material	2,646	3,111	3,772
Security	4,498	244	—
Discontinued	809	—	—
Other	260	45	—

Total	$10,494	$5,035	$5,354

	(dollars in thousands) December 31,
	2005	2004	2003
Capital expenditures:
Construction	$5,698	$5,208	$1,407
Material	2,216	3,163	1,412
Security	346	7	—
Other	1,373	1,384	130

Total	$9,633	$9,762	$2,949

Operating loss is revenue less operating expenses. In computing operating loss, the following items have not been added or deducted: interest expense, income tax expense, equity in earnings from unconsolidated joint ventures and affiliates, interest and other income and minority interest. The note receivable from the Government of Antigua and Barbuda is included in total assets, other. This note was paid off in 2005.

Additionally, the Company recorded a $1.0 million of loss on debt extinguished by the electronic security services division in 2005 as a result of refinancing the CIT facility.

Revenue by geographic area includes sales to unaffiliated customers based on customer location, not the selling entity’s location. The Company moves its equipment from country to country; therefore, to make this disclosure meaningful the geographic area separation for assets is based on the location of the legal entity owning the assets. One customer, the owner of the project in the Bahamas, account for $6.2 million, $10.4 million and $4.9 million of revenue in 2005, 2004 and 2003, respectively, reported in the Construction segment.

	(dollars in thousands) December 31,
	2005	2004	2003
Revenue by geographic areas:
U.S. and its territories	$25,221	$8,519	$6,699
Netherlands Antilles	12,938	9,967	10,128
Antigua and Barbuda	12,921	10,810	14,323
French West Indies	6,853	6,131	5,828
Bahamas	26,917	16,866	6,985
Other foreign areas	18	1,722	91

Total	$84,868	$54,015	$44,054

Property, plant and equipment, net, by geographic areas:
U.S. and its territories	$6,840	$10,948	$15,281
Netherlands Antilles	297	1,199	145
Antigua and Barbuda	8,794	8,314	6,133
French West Indies	391	1,635	2,389
Bahamas	5,414	5,649	1
Other foreign areas	—	—	—

Total	$21,736	$27,745	$23,949

(16)	RELATED PARTY TRANSACTIONS

The Company’s policies and codes provide that related party transactions be approved in advance by either the audit committee or a majority of disinterested directors.

The Company leases from the wife of Mr. Donald L. Smith, Jr., a Director and former Chairman and Chief Executive Officer of the Company, a 1.8-acre parcel of real property in Deerfield Beach, Florida. This property is being used for our equipment logistics and maintenance activities. The property is subject to a 5-year lease entered into a January 2002 providing for rent of $95,000 per year. This rent was based on comparable rental contracts for similar properties in Deerfield Beach, as evaluated by management.

The Company has entered into various construction and payment deferral agreements with an entity which owns and manages a resort project in the Bahamas in which Mr. Donald L. Smith Jr., a director and former Chairman and Chief Executive Officer of the Company, a prior Director of the Company and a subsidiary of the Company are minority partners owning 11.3 percent, 1.55 percent and 1.2 percent, respectively. Mr. Smith is also a member of the entity’s managing committee.

•	As of January 1, 2003, the Company entered into a payment deferral agreement with the resort project whereby several notes, which are guaranteed partly by certain owners of the project, evidenced a loan totaling $2.0 million owed to the Company. Mr. Donald Smith, Jr. issued a personal guarantee for the total amount due under this loan agreement to the Company. The balance of the loan payable to the Company as of March 31, 2006, including accrued interest, is $1.7 million.

•	The Company has entered into construction contracts with the resort project. In late 2004, the Company entered into a $15.2 million contract, which contract has been increased to $15.9 million, to construct a marina and breakwater for the same entity. The resort project secured third party financing for this latter contract. The Company entered into a vertical construction contract with another entity for $3.0 million during the second quarter of 2005. Mr. Smith is a partner of this entity. In connection with currently active contracts on the project, the Company recorded revenues of $6.2 million for 2005. As of December 31, 2005, the marina and breakwater contract was substantially complete.

•	The outstanding balance of trade receivables from the resort project was $0.3 and $1.0 million as of December 31, 2005 and December 31, 2004, respectively. The outstanding balance of note receivables was $2.2 and $2.8 million as of December 31, 2005, and December 31, 2004, respectively. The Company has recorded interest income of $216,202, $206,491 and $158,840 for the years ended December 31, 2005, 2004 and 2003, respectively. The billings in excess of cost were $50,922 and $538,451 as of December 31, 2005 and December 31, 2004, respectively. Mr. Smith has guaranteed the payment of the receivables from the entity, up to a maximum of $3.0 million, including the deferral agreement described above.

•	In the second quarter of 2005, the Company entered into a construction contract to build a $3.0 million residence on Lot 22 of the resort project whereby certain investors in the entity owning and managing the resort provide the funding for the construction of the residence. At December 31, 2005, the company recorded revenue of $0.4 million with backlog of $2.5 million in connection with this project. On December 31, 2005, the receivable balance attributable to this job was $0.2 million and the costs in excess billings and estimated earnings was $20,247.

On June 6, 1991, the Company issued a promissory note in favor of Donald Smith, Jr., a Director and former Chairman and Chief Executive Officer of the Company, in the aggregate principal amount of $2,070,000. The note provided that the balance due under the note was due on January 1, 2004, but this maturity date has been extended by agreement between Mr. Smith and the Company to October 1, 2006. The note is unsecured and bears interest at the prime rate. As of December 31, 2005 and 2004, $1.7 million is outstanding under the note. The balance under the note becomes immediately due and payable upon a change of control. However, under the terms of a guarantee dated March 10, 2004, by and between the Company and Mr. Smith where Mr. Smith guarantees various notes receivable from Emerald Bay Resort amounting to $2.2 million, Mr. Smith must maintain collateral in the amount of $1.8 million. The note defines a “change of control” as the acquisition or other beneficial ownership, the commencement of an offer to acquire beneficial ownership, or the filing of a Schedule 13D or 13G with the SEC indicating an intention to acquire beneficial ownership, by any person or group, other than Mr. Smith and members of his family, of 15% or more of the outstanding shares of the Company’s common stock.

The Company owns a 50% interest in ZSC South, a joint venture, which is in the process of being liquidated. Mr. W. Douglas Pitts, a director, owns a 5% interest in the joint venture. Courtelis Company manages the joint venture’s operations and Mr. Pitts is the President of Courtelis Company. In the third quarter of 2005, the joint venture sold its last remaining parcel of land and the Company recorded a gain of $0.4 million.

On July 30, 2004, the Company purchased an electronic security services company managed and controlled by Mr. Ruzika, our CEO, for approximately $4.7 million, subject to certain purchase price adjustments after the closing. The initial allocation of the assets of the company purchased was based on fair value and included $70,000 of working capital, $306,000 of property, plant and equipment, $2.6 million of customer contracts, $356,000 of deferred tax assets and $1.7 million of goodwill and other intangibles. The Company assumed $277,000 of deferred revenue liability. The Company paid the purchase price with a combination of $2.5 million in cash and 214,356 shares of the Company’s common stock. Additionally, on October 5, 2005, 13,718 shares were issued upon finalization of the purchase price adjustments.

Mr. James R. Cast, a former director, through his tax and consulting practice, has provided services to us for more than ten years. The Company paid Mr. Cast $59,400 and $59,400 for consulting services provided to the Company in 2005, 2004 and 2003, respectively. Additionally, Mr. Cast resigned from the Board of Directors in January 2006. Before resigning, the Company entered into an agreement for tax and consulting services to be performed during 2006 for a specified number of consulting hours and for the total amount of $75,000.

The Company has entered into a retirement agreement with Mr. Richard Hornsby, former Senior Vice President and director. He retired from the company at the end of 2004. During 2005 he received his full salary. From 2006 he will receive annual payments of $32,000 for life. During 2003, the Company recorded an expense of $232,000 for services rendered; this amount was paid out in 2005. The Company expensed the net present value of the obligation to pay Mr. Hornsby $32,000 annually for life, over his estimated remaining service period at the Company, during 2004. The net present value of the future obligation is estimated at $337,596 at December 31, 2005.

On August 12, 2005, the Company entered into a Management Services Agreement, dated as of August 12, 2005 (the “Management Agreement”), with Royal Palm Capital Management, LLLP (“Royal Palm”), to provide management services. Royal Palm Capital Management, LLLP is an affiliate of Coconut Palm Capital Investors I Ltd. (“Coconut Palm”) with whom the Company completed a transaction on June 30, 2004, whereby Coconut Palm invested $18 million into the Company for purposes of the Company entering into the electronic security services industry. Richard Rochon and Mario Ferrari, two of the Company’s directors, are principals of Coconut Palm and Royal Palm. Robert Farenhem is a principal of Royal Palm and was the Company’s interim CFO from April 2005 until December 2005.

The management services to be provided include, among other things, assisting the Company with, among other matters, establishing certain office, accounting and administrative procedures, obtaining financing relating to business operations and acquisitions, developing and implementing advertising, promotional and marketing programs, facilitating certain securities matters (both proposed offerings and ongoing compliance issues) and future acquisitions and dispositions, developing tax planning strategies, and formulating risk management policies. Under the terms of the Management Agreement, the Company is obligated to pay Royal Palm a management fee in the amount of $30,000 per month. In connection with this agreement, the Company incurred $274,702 during the year ended December 31, 2005.

On January 23, 2006, the Company entered into a stock purchase agreement with Donald L. Smith, Jr., a director and former Chairman and Chief Executive Officer, under the terms of which the Company agreed to sell to Mr. Smith all of the issued and outstanding shares of two of our subsidiaries, Antigua Masonry Products, Ltd., an Antigua corporation, or AMP, and M21 Industries, Inc., which subsidiaries collectively comprise the operations of the Company’s materials division in Antigua, for an aggregate purchase price equal to approximately $5 million, subject to adjustments provided in the stock purchase agreement. The stock purchase agreement permitted $1,725,000 of the purchase price to be paid by cancellation of a note payable by the Company to Mr. Smith. The Company retained the right to review other offers to purchase these Antigua operations. The parties to the stock purchase agreement elected to exercise their right to negotiate the sale of the Company’s materials division in Antigua with a third party. As a result, on March 2, 2006, the Company entered into a stock purchase agreement with A. Hadeed or his nominee and Gary O’Rourke and terminated the stock purchase agreement entered into with Mr. Smith on January 23, 2006. The terms of the new stock purchase agreement provided for a purchase price equal to approximately $5.1 million, subject to adjustments provided in the stock purchase agreement. The entire purchase price was contemplated to be paid entirely in cash as opposed to the partial payment through surrender of the $1,725,000 note the Company had previously issued to Mr. Smith. In addition, the terms of the new stock purchase agreement excluded M21 Industries, Inc. from the sale but contemplated transfers of certain assets from the Antigua operations to Devcon as well as the pre-closing transfer to AMP of certain preferred shares in AMP that were owned by Devcon. The purchaser has agreed to pay all taxes incurred as a result of the transaction. The Company completed the sale of its materials division in Antigua on May 2, 2006.

(17)	EMPLOYEE BENEFIT PLANS

The Company sponsors various 401(k) plans for some employees over the age of 21 who have completed a minimum number of months of employment. The Company matches employee contributions between 3.0% and 4.0% of an employee’s salary. Company contributions totaled $267,499, $173,994 and $133,872 in 2005, 2004 and 2003, respectively.

(18)	COSTS AND ESTIMATED EARNINGS ON CONTRACTS

Included in the accompanying consolidated balance sheets under the following captions:

	(dollars in thousands) December 31,
	2005	2004
Costs and estimated earnings in excess of billings	$2,066	$1,130
Billings in excess of costs and estimated earnings	(1,256)	(744)

	$810	$386

Costs incurred on uncompleted contracts	$38,940	$15,590
Costs incurred on completed contracts	13,283	38,756
Estimated earnings	11,410	12,878

	63,633	67,224
Less: Billings to date	62,823	66,838

	$810	$386

(19)	COMMITMENTS AND CONTINGENCIES

During the second quarter 2002, the Company issued a construction contract performance guarantee together with one of the Company’s customers, Northshore Partners, Inc., (“Northshore”), in favor of Estate Plessen Associates L.P. and JPMorgan Chase Bank, for $5.1 million. Northshore Partners was an important customer on St. Croix and the construction contract that Northshore Partners had with Estate Plessen Associate L.P. had requirements for the Company’s construction materials. The Company provided a letter of credit for $500,000 as collateral for its performance guarantee. The construction project was finished in September 2003 and the performance guarantee expired, without a claim being made, in 2005. The Company received an up front fee of $154,000, recognition of which was deferred until expiration of the guarantee and determination that the Company had no contingent liability. Such determination was made and the $154,000 fee was recognized in the third quarter of 2005.

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

The Company is subject to certain Federal, state and local environmental laws and regulations. Management believes that the Company is in compliance with all such laws and regulations except for certain violations of regulations governing the exploitation of our quarry in Saint Martin. In the fourth quarter of 2005, the Company received a Statement of Observations resulting from a site examination on September 23, 2005. The site examination was conducted by Drire, the Saint Martin agency charged with the responsibility of enforcing regulations governing the exploitation of quarries. The Company is in the process of addressing the items identified in the Statement of Observations, none of which are anticipated to have a material adverse effect upon the Company. Compliance with environmental protection laws has not had a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows in the past and is not expected to have a material adverse effect in the foreseeable future.

The Company’s Senior Loan provided by CIT issued in February 2005 was refinanced in November 2005. Accordingly, with its repayment, a non-recourse performance guarantee secured by the Company’s stock in DSH was released.

In connection with the CIT Senior Loan repayment, and financing the acquisition of Coastal Security Services in November 2005, the Company entered into a $70 million revolving credit agreement with CapitalSource Finance LLC replacing in full the CIT facility. The specific terms of the CapitalSource revolving credit facility are more specifically described in Note 8 of the consolidated financial statements. The Company has signed a non-recourse performance guarantee with CapitalSource and pledged, as collateral, the Company’s stock in DSH. Subsequently, in connection with the March 2006 acquisition of Guardian, the Company increased the facility with CapitalSource to $100 million.

(20)	BUSINESS AND CREDIT CONCENTRATIONS

For the construction and materials divisions, the Company’s customer base is primarily located in the Caribbean with the most substantial credit concentration within the Construction division. Typically, customers within this division engage the company to develop large marinas, resorts and other site improvements and consequently, make up a larger percentage of total sales.

For the years ended December 31, 2005, 2004 and 2003, the company reported revenue for one Bahamian customer of 7.3%, 15.3% and 8.8% of total revenue respectively. As of December 31, 2005, the ongoing project for the abovementioned customer had backlog of $0.3 million. A subsidiary and one of the Company’s directors are minority owners of and the director is a member of the managing committee of the entity developing this project.

As of December 31, 2005, the Company had receivables from the customer mentioned above that represented 26% of consolidated receivables. The total receivable balance from this customer is made up of $4.2 million related to the construction project in the Bahamas . Of this balance, $0.8 million is retention. Other receivables for the same client related to the Company’s DevMat Joint Venture total $0.3 million. All receivables for this customer are current accounts receivables. For the period ended December 31, 2005, there were no receivables from a single customer that represented more than 10% of total receivables with the exception of the customer mentioned above. As of December 31, 2004, the total receivable from another customer was $3.7 million consisting of $0.9 million of current accounts receivable and $2.8 million of notes receivable. Although receivables are generally not collateralized, the Company may place liens or their equivalent in the event of nonpayment. The Company estimates an allowance for doubtful accounts based on the creditworthiness of customers as determined by specific events or circumstances and by applying a percentage to the receivables within a specific aging category.

For the year ended December 31, 2005, one customer in the construction division made up 27.7% of total sales for the construction division. This customer is building a marina on the island of Chub Cay, in the Bahamas.

No single customer within the Materials or the Securities division accounted for more than 10% of total sales. For the security division, the Company’s customer base is concentrated in Florida and New York, New York.

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

(21)	RETIREMENT AND SEVERANCE BENEFITS

The Company provides, to certain employees, defined retirement and severance benefits. Accrued benefits which arise in accordance with this requirement are based upon periodic actuarial valuations which use the projected unit credit method for calculation and are charged to the consolidated statements of income in a systematic basis over the expected average remaining service lives of current employees who are eligible to receive the required benefits. The net expense with respect to certain of these required benefits is assessed in accordance with the advice of professional qualified actuaries. The net expense included in the consolidated statements of income for the years ended December 31, 2005, 2004 and 2003 amounted to $1.2 million, $1.7 million and $2.0 million, respectively. The actuarial present value of the accumulated benefits at December 31, 2005 and 2004 with respect to these accrued benefits, was $5.0 million.

The obligations which arise under these plans are not governed by any regulatory agency and there is no requirement to fund the obligations and accordingly the Company has not done so. Obligations which are payable to employees upon retirement or separation with the Company are paid from cash on hand at the time of retirement or separation in accordance with the terms of the respective plans.

The following sets forth the estimated cash requirement to be paid out to eligible employees for the next five years:

(dollars in thousands)
2006	$513
2007	498
2008	487
2009	476
2010	476

	(dollars in thousands)
	US Pension		Foreign Pension
	2005	2004	2005	2004
Weighted avg. discount rate	4.31%	4.34%	5.0%	8.0%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	0.0%	0.0%	3.0%	3.0%
Service cost	$98	$101	$61	$44
Net pension costs	$370	$481	$272	$571

(22)	IMPAIRMENT OF LONG LIVED ASSETS

Impairment Charge in 2005

An analysis of the various construction contracts, quarry and material aggregate sites as well as the operations of the DevMat Joint Venture determined that for purposes of compliance with SFAS No. 144, the Company had five identifiable cash flow operating units for which an impairment analysis should be prepared. Those operating cash flow units and the impairment charge for each are shown below.

Description of Cash Flow Unit	(dollars in thousands) Impairment Charge
Quarry, aggregate and concrete block operations - St. Martin	$1,782
Construction operations	1,140
Quarry and Aggregate operations - Puerto Rico	1,009
DevMat joint venture operations	135
Total Impairment Charge	$4,066

The Quarry, aggregate and concrete block operations on the Island of St. Martin have closely related operational management and heavily integrated interdependence for the manufacture of concrete and block. A discounted forecast of future operating cash flows for the St. Martin operations resulted in an impairment charge of $1.8 million. The operations have historically generated losses and breakeven to negative net cash flows after required capital expenditures to maintain the assets. The ability to generate revenues and resulting value of the assets for the St. Martin operations is largely controlled by the island economy of St. Martin and fair market value for the long-lived assets sold individually was considered but did not identify a value greater than the forecast of cash flows. The future depreciable life of the St. Martin assets was determined as unchanged from historic rates.

The Construction operations consist of an existing back log of construction projects combined with a forecast of projects which are under various states of preparing bids and expected start dates. The preparation of bids, budgeting, equipment management and contract administration is performed centrally at the Company’s

Construction offices in Deerfield Beach, Florida. Accordingly, an appropriate amount of administrative overheads were identified and charged to the gross margin forecasted for the construction projects. After review of the forecasted discounted cash flows, an impairment charge of $1.1 million was determined from a discounted forecast of future operating cash flows for the Construction operations. The future depreciable life of the Construction operation assets was determined as unchanged from historic rates.

The Quarry and aggregate operations in Puerto Rico are 50% owned by the Company and were operated under a lease which was due to expire in March 2006. Negotiations on the lease with the landlord were in process at December 31, 2005. Additionally, during the 3rd quarter of 2005, sales for Puerto Rico were negatively impacted by the loss of a major customer. During January 2006 negotiations for extension of the lease, one of the 25% owners of the operations proposed to purchase substantially all of the operating assets of the operations including responsibility to refurbish the quarry site upon conclusion of the lease. The buyer’s offer was contingent upon successful negotiation of a lease extension. The Company had been considering a plan for possible abandonment of the operations when negotiations for the lease extension and efforts to obtain replacement customers in the fourth quarter of 2005 had failed to reach a successful conclusion. On March 30, 2006 the buyer and the Company reached agreement on all material terms of the sale and the lease extension was materially agreed upon between the buyer and the landlord. The Company continues to sell previously crushed aggregate with an expected sale date in April 2006. As a result the Company compared the plan for abandonment with the buyer’s proposal resulting in an impairment of $1.0 million as determined by net proceeds from sale of the operations in Puerto Rico. The terms of the sale are more specifically described in Note 25, Subsequent Events, to these consolidated financial statements.

The DevMat operations consist of stationary and portable processing equipment which provides desalination and sewage treatment services. The operations are 80% owned by the Company. After developing a probability forecast of the revenues and expenses of the DevMat operations, the Company determined that there was an impairment of $135,000 on DevMat’s long-lived assets. The Company further determined that the useful life expected for the long-lived assets was approximately five years from December 31, 2005 after considering a reasonable amount of capital expenditures projected to maintain the assets during the reduced useful life.

Impairment Charges in 2004 and 2003.

In accordance with its policy, the Company recorded charges for impairment losses in the Materials Division in 2004 and 2003 of approximately $0.6 million and $2.9 million respectively.

In December 2004, the Company recorded an impairment charge based upon a review of leasehold improvements on three of its quarry sites. It was determined that the aggregate material, included within these quarry bases, was no longer providing a future benefit to the Company’s extraction operations and, accordingly, a $0.6 million charge was recorded in the fourth quarter of 2004.

In the first quarter of 2003, the Company recorded an impairment expense of $2.9 million. This consisted of the following items:

(dollars in thousands) 2003
St. Martin crusher & concrete operations	$2,119
Sint Maarten block plant	232
Aguadilla crusher plant	438
Other assets	70

Total	$2,859

The St. Martin/Sint Maarten operations were determined to be impaired due to continuing losses. The Company could not project sufficient future earnings to cover the long-lived assets. An impairment charge of $2.1 million was recorded to write down the St. Martin crusher and concrete plant to their estimated fair value, using an estimated probable sales price as determinant of the value. The Sint Maarten concrete and aggregate sales operations have an estimated fair value in excess of recorded long-lived assets, and therefore no impairment was recorded for this part of the business. The Sint Maarten block plant was impaired, using an estimated probable sales price for parts of the plant as determinant of the value, and an operational decision has been made to close the plant and dismantle it. The Company is currently importing all of its concrete for blocks.

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

Other assets, dredge equipment, asphalt plant, batch plant, generators, and other assets, not in use in Puerto Rico, St. Croix, St. Kitts and other islands were written down to net realizable value with impairment charges of $70,000 in 2003.

(23)	DISCONTINUED OPERATIONS

On September 30, 2005, the Company and its wholly owned subsidiary, V.I. Cement & Building Products, Inc. completed the sale of its U.S. Virgin Islands material operations to Heavy Materials, LLC, a U.S. Virgin Islands limited liability company and private investor group (“Purchaser”), pursuant to an Asset Purchase Agreement dated as of August 15, 2005, for $10.7 million in cash plus the issuance of a promissory note (the “Note”) to the Company in the aggregate principal amount of $2.6 million. The Note has a term of three years bearing interest at 5% per annum with only interest being paid quarterly in arrears during the first 12 months and principal and accrued interest being paid quarterly (principal being paid in 8 equal quarterly installments) for the remainder of the term of the Note until the maturity date. The cash proceeds, net of closing costs, totaling $10.4 million was received in October 2005. The first two quarterly payments due December 31, 2005 and March 31, 2006 were received by the Company.

The accompanying Consolidated Statements of Operations for all the years presented have been adjusted to classify the U.S Virgin Islands material operations as discontinued operations. Selected statement of operations data for the Company’s discontinued operations is as follows:

	(dollars in thousands) Period Ending December 31,
	2005	2004	2003
Total revenue	$14,020	$15,142	$11,259

Pre-tax income from discontinued operations	1,997	889	(616)
Pre-tax gain on disposal of discontinued operations	2,302	—	—

Income before tax	4,299	889	(616)
Income tax (provision) benefit	(1,708)	845	(2,420)

Income from discontinued operations, net of income taxes	$2,591	$1,734	$(3,036)

A summary of the total assets of discontinued operations included in Other Current Assets is as follows:

(dollars in thousands) December 31, 2004
Accounts receivable, net of allowance	$1,515
Inventory	1,285
Property and equipment, net	6,883

Total Assets	$9,683

(24)	SELECTED QUARTERLY DATA (Unaudited)

	(Amounts shown in thousands except share and per share data information)
	2005 Quarters				2004 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Revenue	$18,214	$22,474	$20,070	$24,110	$10,945	$11,552	$15,664	$15,855
Gross Margin	4, 249	4,497	1,207	5,063	2,749	3,139	3,884	2,634
(Loss) income from:
Continuing operations	(2,428)	(1,373)	(3,239)	(9,865)	(61)	328	2759	$5877
Discontinued operations	865	953	1,455	(682)	195	294	838	407
Net (loss) income	(1,564)	(420)	(1,784)	(10,547)	134	622	3,597	6,284

Net (Loss) income per common share Basic:
Continuing operations	$(0.42)	$(0.23)	$(0.54)	$(1.64)	$(0.02)	$0.09	$0.55	$1.03
Discontinuing operations	0.15	0.16	0.24	(0.11)	0.06	0.08	0.17	0.07
Net (Loss)	(0.27)	(0.07)	(0.30)	(1.76)	0.04	0.18	0.72	1.10

Net (Loss) income per common share diluted:
Continuing operations	$(0.42)	$(0.23)	$(0.54)	$(1.64)	$(0.02)	$0.09	$0.46	$0.84
Discontinuing operations	0.15	0.16	0.24	(0.11)	0.06	0.07	0.14	0.06
Net (Loss)	(0.27)	(0.07)	(0.30)	(1.76)	0.04	0.16	0.60	0.94

Stock Price:
High	$17.49	$14.96	$15.35	$11.57	$10.10	$14.75	$18.80	$16.95
Low	13.55	10.30	10.25	8.85	6.33	8.26	11.40	12.86

(25)	SUBSEQUENT EVENTS

Acquisition of Guardian/Private Placement of Notes and Warrants. On March 6, 2006, the Company completed the acquisition of Guardian International, Inc. under the terms of an Agreement and Plan of Merger, dated as of November 9, 2005, between the Company, an indirect wholly-owned subsidiary of the Company, and Guardian in which the Company acquired all of the outstanding capital stock of Guardian for an estimated aggregate cash purchase price of approximately $65.5 million. This purchase price consisted of (i) approximately $23.6 million paid to the holders of the common stock of Guardian, (ii) approximately $23.3 million paid to redeem two series of Guardian’s preferred stock, (iii) approximately $13.3 million used to assume and pay specified Guardian debt obligations and expenses and (iv) approximately $1.0 million used to satisfy specified expenses incurred by Guardian in connection with the merger. The balance of the purchase price, approximately $3.3 million, has been placed in escrow. Subject to reconciliation based upon recurring monthly revenue and net working capital levels as of closing and subject to other possible adjustments, Guardian’s common shareholders are expected to receive a pro rata distribution from the escrowed amount approximately six months after the closing. The merger was approved by shareholders of Guardian on February 24, 2006.

In addition, in order to finance the acquisition of Guardian, on March 6, 2006, the Company issued to certain investors under the terms of a Securities Purchase Agreement, dated as of February 10, 2006, an aggregate principal amount of $45 million of notes along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share. The Company also increased the amount of cash available under the CapitalSource revolving credit facility from $70 million to $100 million and used $35.6 million under this facility together with the net proceeds from the issuance of the notes and warrants to purchase Guardian and repay the $8 million CapitalSource Bridge Loan.

The notes accrue interest at 8% per annum and mature the earlier of July 31, 2005 or the date the Company obtains shareholder approval for issuance of the Preferred shares discussed below. Additionally, the interest is payable at maturity which is expected to be on or before July 31, 2006, but not later than January 1, 2007. The allowable circumstances for the maturity date to extend beyond July 31, 2006 to a date prior to January 1, 2007 must arise from the time possibly needed for the Securities and Exchange Commission to complete its review, of an information statement to be filed with the Securities and Exchange Commission and ultimately delivered by us to our shareholders in connection with the issuance of the Series A Convertible Preferred Stock. The Company anticipates that under the terms of the Securities Purchase Agreement, the private placement investors will subsequently receive an aggregate of 45,000 shares of Series A Convertible Preferred Stock, par value $.10 per share, to be issued by us with a liquidation preference equal to $1,000 per share (the original purchase price per share) plus accrued and unpaid dividends per share, and convertible into common stock at a conversion price equal to $9.54 per share of common stock. This conversion price and the exercise price of the Warrants issued with the notes are and will be subject to certain anti-dilution adjustments. The issuance of the Series A Convertible Preferred Stock and of the Warrants could also cause the issuance of greater than 20% of our outstanding shares of common stock upon the conversion of the Series A Convertible Preferred Stock and the exercise of the Warrants. The creation of a new class of preferred stock is subject to shareholder approval under Florida law, while, for various reasons related to the potential issuance of greater than 20% of our outstanding shares of common stock, the issuance of the Series A Convertible Preferred Stock requires shareholder approval under the rules of Nasdaq. On February 10, 2006, holders of more than 50% of the Company’s common stock approved the amendment to our articles of incorporation creating a new class of preferred stock and the issuance of Series A Convertible Preferred Stock, however, this approval will not be effective and the Series A Convertible Preferred Stock will not be issued until the Securities and Exchange Commission rules and regulations relating to the delivery of an Information Statement on Schedule 14C to our shareholders have been satisfied. The Company anticipates that the sale of the shares of the Series A Convertible Preferred Stock will take place on or before July 31, 2006, but not later than January 1, 2007.

Resignation and Replacement of Independent Director. On January 23, 2006, Mr. James R. Cast resigned from the Board of Directors of the Company. Mr. Cast was an independent director, as defined by Nasdaq National Market (“Nasdaq”). In accordance with Nasdaq Marketplace Rule 4350(c) requiring a majority of the Company’s Board of Directors to be Independent, , Nasdaq notified the Company it had until the earlier of the next annual shareholders meeting or January 23, 2007 to replace the independent director position or face delisting. On February 15, 2006, Mr. P. Rodney Cunningham was appointed to the Company’s Board of Directors. The Company has since been notified that Mr. Cunningham meets Nasdaq’s rules for independence thereby removing the delisting notice deadline.

Divestiture of Antigua Operations. On March 2, 2006, the Company entered into a Stock Purchase Agreement with A. Hadeed or his nominee and Gary O’Rourke, under which we completed the sale of all of the issued and outstanding common shares of AMP. In connection with this sale, the purchasers acknowledged that preferred shares of AMP with a face value equal to EC 1,436,485 (US $532,032) as of the date of the sale (collectively, the “Preferred Shares”) are outstanding and owned beneficially and of record by certain third parties and that such Preferred Shares are reflected as debt on AMP’s books and records. The purchasers further acknowledged that their acquisition of AMP was subject to the Preferred Shares and that the purchasers have sole responsibility of satisfying and discharging all obligations represented by such Preferred Shares, which represents an aggregate amount slightly in excess of $500,000. Under the terms of this Stock Purchase Agreement, the purchasers acquired 493,051 common shares of AMP for a purchase price equal to $5.1 million, subject to certain adjustments. This purchase price was paid entirely in cash. In addition, the transaction included transfers of certain assets from the Antigua operations to us, as well as pre-closing transfers to AMP of certain preferred shares in AMP that were owned by us. The purchasers have agreed to pay all taxes incurred as a result of the sale.

Divestiture of Joint Venture assets of Puerto Rico Crushing Company (“PRCC”), On March 30, 2006, the Company reached an advanced stage of discussions on a sale agreement whereby Mr. Jose Criado, through a company controlled by Mr. Criado, would purchase the fixed assets and substantially all of the inventory of PRCC as well as assume substantially all employee related severance costs and liabilities arising from the lease agreement (including reclamation and leveling) for the quarry land for a purchase price of $700,000 in cash and a two-year 5% note in an amount equal to the value of inventory as of the closing date. If the negotiations are successful, the Company expects to complete the divestiture before the end of April 2006. The anticipated net proceeds from the sale will approximate the net book value of the related assets after giving effect to the impairment charge of approximately $1.0 million recorded by the Company on the long-lived assets of PRCC at December 31, 2005. See additional discussion of impairment in Note 22 to the consolidated financial statements.

Independent to and prior to the Company reaching material agreement on the terms of the sale of PRCC’s assets to Mr. Criado, the Company had performed an analysis of PRCC Long-Lived assets for possible impairment in accordance with the Company’s accounting policies and SFAS No. 144, Impairment of Long Lived Assets. The events which caused the Company to prepare the Impairment analysis were the change of control of a major customer of PRCC, causing reduced revenue in the second half of 2005; the inability to obtain sufficient new revenue by December 31, 2005 to generate positive cash flows; and the January 15, 2006 termination of a November 28, 2005 Letter of Intent to sell materially all the assets of the Company’s remaining construction division, materials division and DevMat assets. More detailed information on the Impairment analysis is included in Note 22, Impairment of Long-Lived assets, included in the Consolidated Financial Statements of the Company at December 31, 2005. The resulting impairment charge related to PRCC’s assets was $1.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our independent registered public accounting firm on accounting and financial disclosure.

Item 9A. Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, who is also acting as the Company’s Principal Financial and Accounting Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of December 31, 2005, the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

In connection with the completion of its audit of, and the issuance of an unqualified report on, the Company’s consolidated financial statements for the fiscal year ended December 31, 2005, the Company’s independent registered public accounting firm, KPMG, LLP (“KPMG”), communicated to the Company’s management and Audit Committee that certain matters involving the Company’s internal controls were considered to be “material weaknesses”, as defined under the standards established by the Public Company Accounting Oversight Board, or PCAOB. These matters pertained to (i) inadequate polices and procedures with respect to review and oversight of financial results to ensure that accurate consolidated financial statements were prepared and reviewed on a timely basis, (ii) inadequate number of individuals with US GAAP experience and (iii) inadequate review of account reconciliations, analyses and journal entries.

In light of the material weaknesses described above, the Company performed additional analyses and other post-closing procedures to ensure the Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly represent in all material respects our financial condition, results of operations and cash flows for the periods presented.

The certifications of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, who has also been acting as the Company’s Principal Financial and Accounting Officer, required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of the Company’s disclosure controls and procedures and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Changes in Internal Controls

The Company is committed to continuously improving its internal controls and financial reporting. From July 2004 to June 2005, the Company worked with consultants with experience in internal controls to assist management and the Audit Committee in reviewing the Company’s current internal controls structure with a view towards meeting the formalized requirements of Section 404 of the Sarbanes-Oxley Act.

In order to remediate the significant deficiencies and material weaknesses described above, the Company’s management and its Audit Committee have taken the following steps:

•	Certain of the Company’s procedures have been formalized and documented.

•	The Company has shortened the period between review cycles and continues to enhance certain mitigating controls which will provide additional analysis of financial reporting information.

•	The Company is integrating accounting staffs between acquired subsidiaries to facilitate standardized financial accounting and reporting procedures.

•	The addition of higher qualified accounting staff to provide development of additional review procedures and improved financial controls.

The Company will issue an update on its efforts to strengthen its internal control processes when the Company reports its first quarter results.

The Company believes the above measures have reduced the risks associated with the matters identified by the Company’s independent registered public accounting firm as material weaknesses. This process is ongoing, however, and the Company’s management and its Audit Committee will continue to monitor the effectiveness of the Company’s internal controls and procedures on a continual basis and will take further action as appropriate.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company, as of March 31, 2006, are as follows:

Name	Age	Position(s) held with the Company
Richard C Rochon.	48	Chairman of the Board
Donald L. Smith, Jr.	84	Director
Richard L. Hornsby	70	Director
W. Douglas Pitts	66	Director
Gustavo R. Benejam	50	Director
Mario B. Ferrari	28	Director
Per-Olof Lööf	55	Director
P. Rodney Cunningham	58	Director
Donald K. Karnes	55	Director
Stephen J. Ruzika	50	Chief Executive Officer and President
George M. Hare	50	Chief Financial Officer
Ron Lakey	51	President – Construction and Materials
Donald L. Smith, III	53	Vice President-Construction Division

Richard C. Rochon, has been our Chairman since January 24, 2006 and a director of ours since 2004. Mr. Rochon is currently Chairman and Chief Executive Officer of Royal Palm Capital Partners, a private investment and management firm. Previously, Mr. Rochon served for 14 years as President of Huizenga Holdings, Inc. a management and holding company owned by H. Wayne Huizenga. Mr. Rochon was a seventeen-year veteran of the Huizenga organization, joining in 1985 as Treasurer and promoted to President in 1988. Huizenga Holdings’ investments included several publicly-held companies that became market leaders in their respective industries, including Blockbuster Entertainment Corporation, Republic Waste Industries, Inc., AutoNation, Inc., and Boca Resorts, Inc. Mr. Rochon has also served as sole director for many of Huizenga Holdings’ portfolio companies and has served as Vice Chairman of Huizenga Holdings. Mr. Rochon also serves as Chairman of publicly-held Sunair Services Corporation and Coconut Palm Acquisition Corp. and director of Century Business Services, Inc. and Bancshares of Florida, Inc. From 1979 until 1985 Mr. Rochon was employed as a certified public accountant by the public accounting firm of Coopers & Lybrand. L.L.P. Mr. Rochon received his B.S. in Accounting from Binghamton University (formerly State University of New York at Binghamton) in 1979 and his Certified Public Accounting designation in 1981.

Donald L. Smith, Jr., a co-founder of ours, has served as a director of ours since 1951. Mr. Smith served as our Chairman of the Board from our formation in 1951 to January 24, 2006. From 1951 until April 2005, he also served as our Chief Executive Officer, and from 1951 until October 2004, he served as our President.

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

Mario B. Ferrari, a director of ours since 2004, is currently a Principal at Royal Palm Capital Partners, a private investment and management firm. Mr. Ferrari is also a director of publicly held Sunair Services Corporation and Coconut Palm Acquisition Corp. Prior to joining Royal Palm Capital Partners in 2002, he worked as an investment banker with Morgan Stanley & Co. from 2000 to 2002, where he served as a founding member of the Private Equity Placement Group. Previously from 1997 thru 1999, Mr. Ferrari was co-founder of PowerUSA, LLC, a retail energy services company. Mr. Ferrari has a B.S. in Finance and International Business, magna cum laude, from Georgetown University.

Per-Olof Lööf, a director of ours since 2004, was named Chief Executive Officer and director of South Carolina based KEMET Corporation effective April 4, 2005; Mr. Lööf is also a director of Global Options, Inc., a security consulting firm based in New York City. From 2001 to 2004, Mr. Lööf was a Senior Vice President of Tyco Fire and Security, a subsidiary of Tyco International Ltd. From August 1999 to November 2001, Mr. Lööf was President and Chief Executive Officer of Sensormatic Electronics, Inc., a leading company in the electronic security industry. During his tenure, he successfully led the company through a turnaround and managed a successful acquisition of Sensormatic by Tyco International Ltd. From 1995 to June 1999, Mr. Lööf was Senior Vice President of NCR’s Financial Solutions Group, a supplier to the retail financial services industry. From 1994 to 1995, Mr. Lööf was President and Chief Executive Officer of AT&T Istel Co., a Europe-based provider of integrated computing and communication services. From 1982 to 1994, Mr. Lööf held a variety of management positions with Digital Equipment Corporation, including Vice President of Sales and Marketing for Europe and Vice President, Financial Services Enterprise for Europe. Mr. Lööf holds a MSc degree in economics and business from the Stockholm School of Economics.

P. Rodney Cunningham, a director of ours since February 16, 2006, is involved in real estate development in Florida and in the northeast United States. He has over 30 years experience in the passenger transportation and wireless communications industries. Mr. Cunningham founded Boca Raton Transportation, Inc. in 1978 and continues to serve as its President. He founded Cunningham Communications, Inc. in 1984, and served as President until its assets were sold to Motorola and Nextel in 1998. He co-founded Palm Beach Transportation, Inc. in 1986 and served as its President until it was sold to Coach USA, Inc. in 1999. Mr. Cunningham majored in accounting at Goldey Beacom College and the University of Delaware.

Donald K. Karnes, a director of ours since October 21, 2005, is currently a director of Ameripride Services Inc., a uniform rental business. Mr. Karnes has been a member of the board of directors of Ameripride Services since 2003 and has served on its audit committee and nominating committee. From 1996 to 2004, Mr. Karnes served as Group President of TruGreen Companies L.L.C., which included the divisions of TruGreen LawnCare and TruGreen LandCare. Mr. Karnes also served as President of Terminix International Company L.P. from 1996 to 2000. In 1997, Mr. Karnes was named Chief Operating Officer of Terminix International. Prior to holding office with Terminix International and TruGreen Companies, Mr. Karnes was the President and Chief Operating Officer of a division of TruGreen Companies, TruGreen ChemLawn, from 1991 to 1996. During such time, TruGreen Companies acquired ChemLawn and Mr. Karnes led the successful combination and integration of the two companies.

Stephen J. Ruzika, has been our Chief Executive Officer since April 18, 2005 and our President since October 2004. Mr. Ruzika has also been President of Devcon Security Holdings, Inc. since October 2004 and was the Executive Vice President of the Company from July 2004 to October 2004. Prior to that, from August 1998 to July 2004, Mr. Ruzika served as Chairman and Chief Executive Officer of Congress Security Services Inc. Congress, through its subsidiaries, including Security Equipment Company, Inc., which was acquired by the Company on July 30, 2004, provides employment screening and paperless workflow services to major corporate clients in North America. Prior to that, from November 1997 to August 1998, Mr. Ruzika served as Chief Executive Officer of Carlisle Holdings Limited (formerly known as BHI Incorporated), a Nasdaq-listed company. Mr. Ruzika is the former Chief Financial Officer (1989-1997) of ADT Limited and President of ADT Security Services, Inc., and has over 20 years of experience in the security services industry.

George M. Hare, has been our Chief Financial Officer since December 20, 2005. Prior to joining us, Mr. Hare served as Chief Operating Officer and Chief Financial Officer of Directions in Marketing, Inc., a privately-owned designer/importer of home and office furnishings. Between March 2002 and April 2004, Mr. Hare was Senior Vice President and Chief Financial Officer of CareCentric, Inc., (“CareCentric”), a publicly-traded company that listed on Nasdaq until September of 2003, after which date CareCentric ceased to be publicly-traded. Prior to joining CareCentric in April 2002, Mr. Hare was a Partner with Tatum CFO Partners, LLP. Prior to Tatum, he was a Vice President of ADT Security Systems, Inc. where he held various executive positions including Managing Director responsible for four service businesses in Australia and New Zealand. He has previously held the position of Corporate Director – Financial Planning Analysis for Campbell Soup Company, a NYSE company. Mr. Hare received his MBA, CPA and a BS in Accounting Finance at Lehigh University in Bethlehem, PA. and is a CPA in the state of Pennsylvania.

Ron G. Lakey, has been our President of Construction and Materials since January 23, 2006. Prior to his tenure as President of the construction and materials divisions, from April 2005 to January 23, 2006, Mr. Lakey was our Vice President – Business Development. Prior to that, from February 2005 to April 2005, he served as our Chief Financial Officer. From February 2004 until January 2005, Mr. Lakey served on the board of directors and as chief financial officer of Alice Ink, Inc., a privately held consumer products company. From July 1987 to August 1997 he served in various financial and operational positions for various ADT Limited subsidiaries, including chief operating officer for its operations in Canada and eleven European countries. Mr. Lakey has over 15 years of experience in the electronic security services industry. Prior to joining Alice Ink, Inc. and following his time at ADT, Mr. Lakey was retired.

Donald L. Smith, III, son of Donald L. Smith, Jr., our co-founder and a member of our board of directors, was appointed Vice President-Construction Operations for the Company in December 1992. Mr. Smith joined the Company in 1976 and has served in supervisory and managerial positions within the Company since that time.

Our directors hold office until the next annual meeting of our shareholders or until their successors have been duly elected and qualified. Our officers are elected annually by our board of directors and serve at the discretion of our board of directors. There are no arrangements or understandings with respect to the selection of officers or directors.

Donald L. Smith, III and Kevin M. Smith are sons of Donald L. Smith, Jr., our former Chairman. We also employ a daughter-in-law of Donald L. Smith, Jr. and a brother-in-law to Donald L. Smith, III. Aside from the foregoing, there are no family relationships between any of our directors and executive officers.

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

Independent Directors

A majority of the members of our board of directors is independent according to the new Nasdaq Corporate Governance rules. In particular, our board of directors has in the past evaluated, and our nominating committee will in the future evaluate, periodically the independence of each member of the board of directors.

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

As a result of this review, our board of directors affirmatively determined that W. Douglas Pitts, Gustavo R. Benejam, Per-Olof Lööf, Donald K. Karnes and Rodney Cunningham are independent of Devcon and our management under the standards set forth above. Donald L. Smith, Jr. and Richard L. Hornsby are considered inside directors because of their past employment as our senior executives. Richard C. Rochon and Mario B. Ferrari are considered non-independent outside directors because of their relationship with Coconut Palm Capital Partners, Ltd., an entity that made an $18 million investment in us in June 2004 and received beneficial ownership of approximately 37% of our shares of common stock as of such date (approximately 59.95% of our shares of common stock as of March 31, 2006) as a consequence. As a result of this analysis Messrs. Smith, Hornsby, Rochon and Ferrari are precluded from sitting on our audit committee. Mr. Pitts was determined to be independent in accordance with the Nasdaq rules and regulations concerning independence and in accordance with the independence rules and regulations enacted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 for membership on our audit committee notwithstanding he is President of Courtelis Company, a company that manages the operations of ZSC South, a joint venture in which Devcon owns a 50% interest and which is in the process of being liquidated, and notwithstanding that Mr. Pitts himself owns a 5% interest in ZSC South. Mr. Pitts was determined to be independent due to the fact that he does not own a controlling equity interest in Courtelis Company and he receives no fees from Devcon as a result of these relationships.

Our non-management directors hold meetings, separate from management, and intend to continue holding such meetings at least once a year.

Directors’ Fees

We pay each of our directors an annual retainer for board service of $9,000, except for our former Chairman, Donald L. Smith, Jr., who was paid a prorated share of $35,000. Members of our audit committee receive an additional annual retainer of $5,000 in June, except for the chairman of that committee whose additional annual retainer equals $7,500. Compensation committee and nominating committee members receive an additional $1,000 annual retainer, except for the chairman of each of these committees who receives an additional $3,000 annual retainer. Non-employee directors also receive attendance fees in an amount equal to $500 per in-person meeting and $250 per telephonic meeting attended by such directors. Amounts paid to our directors, including the chairmen of the committees of the board of directors may be increased by action of the board.

A new non-employee director will be granted an option to purchase 8,000 shares of our common stock upon the commencement of service as a director from a stock option plan then in effect. In addition, each non-employee director will be granted options to purchase 1,000 shares of our common stock after each of our annual meetings as well as a grant of 500 shares of our common stock annually. Options are granted at an exercise price equal to the closing market price on the day preceding the grant date. Currently, only 5,000 shares are available for grant under our 1999 stock option plan. Accordingly certain of these options have not yet been granted to our directors.

Board Meetings

During the year ended December 31, 2005, our board of directors held nine meetings and took four actions by unanimous written consent. During 2005, except for Per-Olof Lööf, no incumbent director attended fewer than 75 percent of the aggregate of (i) the number of meetings of our board of directors held during the period he served on the board and (ii) the number of meetings of committees of the board held during the period he served on such committees. Our board of directors has three standing committees — the audit committee, the compensation committee and the nominating committee.

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

Messrs. Pitts, Lööf and Benejam are members of our audit committee. The audit committee held 5 meetings and took no actions by unanimous written consent during 2005. The duties and responsibilities of our audit committee include (a) monitoring the integrity of our financial reporting process and systems of internal controls regarding finance, accounting, legal and regulatory compliance, (b) monitoring the independence and performance of our independent registered public accounting firm and our internal audit functions, (c) providing an avenue of communication among our independent registered public accounting firm and management, (d) having the sole authority to appoint, determine funding for, and oversee our outside auditors. The audit committee has amended its charter to conform to the final corporate governance rules issued by the Securities and Exchange Commission and Nasdaq concerning audit committees. This amended charter was filed with our proxy statement for the year ended December 31, 2003, dated June 12,

2004, and is available on our website at www.devc.com. A copy of this charter may be obtained for no cost upon request from our Corporate Secretary. Our internet website and the information contained in it are not incorporated into this annual report.

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

Compensation Committee

Messrs. Pitts, Lööf and Karnes are members of our compensation committee. Mr. Cast was a member of the committee until his resignation on January 23, 2006. Mr. Karnes became a member in April 2006. The compensation committee held 3 meetings and took one action by unanimous written consent during 2005. This committee administers the 1992 and 1999 stock option plans and has the power and authority to (a) determine the persons to be awarded options and the terms thereof and (b) construe and interpret the 1992 and 1999 stock option plans. This committee is also responsible for the final review and determination of executive compensation.

All members of the compensation committee are considered independent under Nasdaq’s independence rules. This committee is governed by a charter which is available on our website at www.devc.com. A copy of this charter may be obtained for no cost upon request from our Corporate Secretary. Our internet website and the information contained in it are not incorporated into this proxy statement.

Nominating Committee and Procedures

Messrs. Benejam, Cunningham and Karnes are the members of our nominating committee. Mr. Cast was a member of our nominating committee until his resignation on January 23, 2006. Messrs. Cunningham and Karnes became members in April 2006. The nominating committee held no meetings and took one action by unanimous written consent during 2005. The purpose of this committee is to define the basic responsibilities and qualifications of individuals nominated and elected to serve as members of our board of directors, to identify and nominate individuals qualified to become directors in accordance with these policies and guidelines and to oversee the selection and composition of committees of our board of directors. The nominating committee is governed by a charter adopted by our board of directors. This charter is available on our website at www.devc.com.

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

Code of Ethical Conduct

We have adopted a Code of Ethical Conduct that includes provisions ranging from restrictions on gifts to conflicts of interest. All employees are bound by this Code of Ethical Conduct, violations of which may be reported to the audit committee. The Code of Ethical Conduct includes provisions applicable to our senior executive officers consistent with the Sarbanes-Oxley Act of 2002. This Code of Ethical Conduct is available on our website www.devc.com. We intend to post on our website amendments to or waivers from our Code of Ethical Conduct. We will provide a copy of this Code of Ethical Conduct to any person without charge upon written request made by such person addressed to our Corporate Secretary at Devcon International Corp., 595 S. Federal Highway, Suite 500, Boca Raton, Florida, 33432.

Personal Loans to Executive Officers and Directors

We comply with and will operate in a manner consistent with legislation prohibiting extensions of credit in the form of a personal loan to or for our directors and executive officers. For information on arrangements we currently have in place, see “Certain Relationships and Related Transactions”.

Communications with Shareholders

We have no formal policy regarding attendance by our directors at annual shareholders meetings, although most of our directors have historically attended those meetings. Except for Per-Olof Lööf, all of our directors attended the 2005 Annual Meeting of Shareholders. Anyone who has a concern about Devcon’s conduct, including accounting, internal accounting controls or audit matters, may communicate directly with the Chairman of our board of directors, our non-management directors or the audit committee. Such communications may be confidential or anonymous, and may be e-mailed, submitted in writing or reported by phone to special addresses and a toll-free phone number that will be published on our website at www.devc.com. All such concerns will be forwarded to the appropriate directors for their review, and will be simultaneously reviewed and addressed by our chief financial officer in the same way that other concerns are addressed by us. Our Code of Ethical Conduct prohibits any employee from retaliating or taking any adverse action against anyone for raising or helping to resolve an integrity concern.

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

To our knowledge, based solely on review of the copies of these reports furnished to us and representations that no other reports were required, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with, with the exception of Donald Karnes’ Form 3 filing which was four days late due to the impact of Hurricane Wilma.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2005, 2004 and 2003, the aggregate compensation awarded to, earned by or paid to: (i) Donald L. Smith, Jr., a Director and our former Chairman, Chief Executive Officer and President; (ii) Stephen J. Ruzika, our Chief Executive Officer and President; (iii) Ron Lakey, our President of Construction and Materials; (iv) David Rulien, our former President of Construction and Materials; (v) Kevin M. Smith, our former Vice President – Materials Division; and (vi) Donald L. Smith III, our Vice President – Construction Division. We refer to these executive officers and former executive officers as our named executive officers. We did not grant any stock appreciation rights or make any long-term incentive plan payouts during these years; amounts shown for Mr. Donald L. Smith, Jr. and Mr. Kevin Smith have been accrued in the years indicated and will be paid out over time.

	Annual Compensation			Other annual compensation ($)(1)	Long-term compensation		All other compensation ($)(2)
Name and Principal Position	Fiscal year	Salary $	Bonus ($)		Awards Securities underlying options	Payouts LTIP ($)
Donald L. Smith, Jr. former Chairman of the Board and CEO/President	2005 2004 2003	177,785 300,000 300,000	— — —	26,500 40,000 57,500	— — —	— — —	1,914,848 11,598 8,206

Stephen J. Ruzika (3) CEO and President	2005 2004 2003	325,000 135,000 —	— — —	— — —	— 50,000 —	— — —	— — —

Ron Lakey (4) President – Construction and Materials	2005 2004 2003	176,154 — —	— — —	— — —	— — —	— — —	1,119 — —

David Rulien former President – Construction and Materials	2005 2004 2003	260,800 166,223 —	— — —	— — —	— 50,000 —	— — —	— 92,691 147,324

Kevin M. Smith former Vice President — Materials Division	2005 2004 2003	106,343 165,000 140,000	— — —	1,250 5,000 5,000	— — 20,000	— — —	398,298 6,228 4,547

Donald L. Smith III Vice President — Construction Division	2005 2004 2003	165,000 165,000 140,000	— 25,000 5,000	— 5,000 5,000	— — 20,000	— — —	6,085 6,485 4,818

(1)	Does not include the dollar value of personal benefits, such as the cost of automobiles and health insurance, the aggregate value of which for each named executive officer was less than 10% of such executive officer’s salary and bonus. Includes $17,500 in board fees paid to Mr. Donald L. Smith, Jr., as well as $8,750 paid to Mr. Donald L. Smith, Jr., and $1,250 to Mr. Kevin Smith for service on a management policy committee. .
(2)	Represents (i) our match of a 401(k) contribution made by each named executive officer, (ii) for Mr. Kevin Smith, the company recorded an expense of $394,700 in 2005 as the net present value of future payments to be made to Mr. Kevin Smith over the remaining term of his employment agreement, all in addition to his 401(k) match, (iii) for Mr. Donald L. Smith, Jr. the Company recorded an expense of $1,907,294 representing the net present value of future payments to be made to Mr. Donald L. Smith, Jr. for life, all in addition to his 401(k) match; and (iv) for Mr. Rulien, payments made to him in 2003 and 2004 in the capacity of a subcontractor.
(3)	Became CEO as of April 18, 2005.
(4)	Became President – Materials and Construction as of January 24, 2006.

Option Grants and Long-Term Incentive Awards

The following table sets forth certain information concerning aggregate option exercises in the last fiscal year. No stock option grants were made to our named executive officers during the 2005 year. No stock appreciation rights or long-term incentive awards were granted to our named executive officers during 2005.

Aggregated Fiscal Year-End Option Value Table

The following table sets forth information concerning unexercised stock options held by our named executive officers as of December 31, 2005. No stock appreciation rights have been granted or are outstanding.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END OPTION VALUES

	Shares acquired on exercise	Value realized (1)	Number of securities underlying unexercised options at fiscal year end (#)		Value of unexercised in-the-money- options at fiscal year end ($) (1)
Name	(#)	($)	exercisable	unexercisable	exercisable	unexercisable
Donald L. Smith, Jr.	—	—	10,920	2,280	75,431	10,237
Stephen J. Ruzika	—	—	16,667	33,333	22,334	44,666
Ron Lakey	—	—	—	—	—	—
David Rulien	—	—	10,000	40,000	19,900	79,600
Kevin M. Smith	85,700	361,693	—	—	—	—
Donald L. Smith, III	30,000	107,700	52,870	25,780	417,950	124,872

(1)	The closing price for our common stock as reported on Nasdaq on December 30, 2005 was $10.34. Value is calculated by multiplying (a) the difference between $10.34 and the option exercise price by (b) the number of shares of our common stock underlying the option.

Employment Agreements

In June 2000, we entered into an amended Life Insurance and Salary Continuation Agreement with Donald L. Smith, Jr., our former Chairman, Chief Executive Officer and President. Mr. Smith shall receive a retirement benefit upon the sooner of his retirement from his position after March 31, 2003, or a change in control of Devcon. Benefits to be received shall equal 75 percent of his base salary and shall continue for the remainder of his life. In the event that a spouse survives him, then the surviving spouse shall receive a benefit equal to 100 percent of his base salary for the shorter of five years or the remainder of the surviving spouse’s life. Mr. Donald L. Smith, Jr. retired during the year and as such we recognized the net present value of the retirement obligation based on Mr. Smith’s then current salary of $338,400 per annum.

In June 2001, we entered into employment agreements with Messrs. Kevin M. Smith and Donald L. Smith, III. The term of the agreements are for one year, annually renewable for additional equivalent terms. The agreements stipulate an annual base salary with merit increases and bonuses as determined by the Compensation Committee. If the agreement is terminated by us without cause or terminated by the employee for “Good Reason”, which includes assignment of duties inconsistent with the executive’s position, then we will pay one year’s salary in severance. If we have a change in control, which includes a change of the majority of our board of directors not approved by the incumbent board, or members of Donald L. Smith, Jr.’s family controlling less than 20% of our shares, we will pay two years annual compensation upon termination of the agreement by either party. We will reimburse the employee any excise tax payable by the employee. Under certain conditions, during employment and for a period of 2 years after termination, the employee shall not compete with our business. Additionally, subsequent to the year end, we exercised our option to not renew Mr. Donald Smith III’s contract on its current terms.

During June 2005, we entered into a Separation Agreement (the “Separation Agreement”), with Mr. Kevin Smith (“Mr. K. Smith”) which became effective on June 15, 2005 and outlines the terms of his separation from the Company. Pursuant to the terms of the Separation Agreement, Mr. K. Smith’s Employment Agreement, which was effective June 11, 2001, with the Company would terminate as of June 17, 2005. Mr. K. Smith would be paid an amount equal to $220,100, less any amounts due to him under the Employment Agreement from June 1, 2005 through the date of termination. This payment would be paid on a bi-weekly basis consistent with the Company’s current payroll procedures through August 31, 2006. Mr. K. Smith will also be entitled to receive benefits or, if such benefits cannot continue during such severance period, the cash equivalent of the current cost to the Company for providing such benefits. The vesting of 18,420 unvested stock options owned by Mr. K. Smith accelerated and all of such options became exercisable as of June 7, 2005. The terms of the Separation Agreement require Mr. K. Smith to respond to and answer questions or other inquiries from the Company and advise the Company as reasonably requested at reasonable times and upon reasonable advance notice for no additional compensation until such time as the final payment is made under the Separation Agreement. The Separation Agreement includes a release by each of the Company and Mr. K. Smith of claims that either party may have against the other in respect of Mr. K. Smith’s employment or the termination of such employment, as well as covenants relating to non-solicitation of employees by Mr. K. Smith, protection of the Company’s proprietary and confidential information, non-disparagement by Mr. K. Smith and other matters. The Company took a charge of $394,700.65 in connection with the Separation Agreement in the second quarter of 2005.

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

Mr. David Rulien served as President of Construction and Materials from October 2004 until January 23, 2006. Prior to being named President, from March 1, 2004 to October 2004, he served as an assistant to Donald L. Smith, Jr., the our former Chairman. From February 2003 to March 2004, Mr. Rulien served us in a consulting capacity as our President of DRR Advisors LLC, advising us with respect to its utility/desalination business. From August 2001 to December 2003, Mr. Rulien served as Chief Executive Officer of FishingLife, Inc. (“FishingLife”), an online retailer. From January 1999 to July 2001, he served as Vice President-Business Development of FishingLife. Prior to his tenure with FishingLife, from November 1996 to December 1999, Mr. Rulien served as Chief Executive Officer of Wave Communications, a company which sold prepaid wireless services. In October 2004, we entered into an employment agreement with Mr. Rulien. The agreement’s term was for one year, annually renewable for additional equivalent terms. The agreement stipulates an annual base salary with merit increases and bonuses as determined by our Compensation Committee. If the agreement is terminated by us without cause or terminated by the employee for “Good Reason”, which includes assignment of duties inconsistent with the executive’s position, then we will pay one year’s salary in severance. If we have a change in control, which includes the sale or transfer of all or substantially all of the assets or shares of our Subsidiaries, we will pay an amount based on Mr. Rulien’s annual compensation, bonus payments and other compensation upon termination of the agreement by either party. We will reimburse the employee any excise tax payable by the employee. Under certain conditions, during employment and for a period of 2 years after termination, the employee shall not compete with our business. Subsequent to the year end, we agreed with Mr. Rulien to terminate his employment agreement and to pay out the remaining term of the agreement. As such, we will record a one-time charge of approximately $0.4 million representing the net present value of the payments owed Mr. Rulien during the first quarter of 2006.

On January 27, 2005, we entered into an employment agreement (the “Lakey Employment Agreement”) with Ron G. Lakey pursuant to the terms of which Mr. Lakey would become our Chief Financial Officer. On April 13, 2005, Mr. Lakey became our Vice President – Business Development. On January 23, 2006, Mr. Lakey became our President of Construction and Materials. The Lakey Employment Agreement was effective on February 1, 2005 and provides for a term of two years, which term may be automatically renewed each year unless three months advance notice of nonrenewal is given. In addition, the Lakey Employment Agreement provides for an annual base salary of $200,000, discretionary bonuses to be determined at the discretion of our compensation committee, participation by Mr. Lakey in all benefit programs made available to other executive officers and eligibility for grants of options in accordance with our stock option plans. If within one year of a change of control, Mr. Lakey’s employment is terminated by us without cause or Mr. Lakey terminates his employment voluntarily, he will receive a lump sum payment equal to the sum of his current annual base salary and his average bonus and other average compensation during the last two years, and his stock options will immediately vest. The Employment Agreement defines a “Change of Control” as (i) us selling or transferring substantially all of our assets or (ii) any consolidation or merger or other business combination involving us where our shareholders would not, immediately after such business combination, beneficially own, directly or indirectly, shares representing fifty percent (50%) of the combined voting power of the surviving entity. The Employment Agreement also includes covenants lasting for a term of two years relating to noncompetition and non-solicitation of employees and clients by Mr. Lakey.

Stock Option Plan

On April 1, 1999, our board of directors adopted the Devcon International Corp. 1999 Stock Option Plan, which was approved by our shareholders on June 10, 1999. The 1999 Stock Option Plan was subsequently amended by our board of directors on April 21, 2003 which amendment was approved by our shareholders on June 6, 2003. This plan is the only plan under which we currently issue stock options. Under this plan, our compensation committee has the authority to grant incentive stock options and non-qualified stock options to key employees, directors, consultants and independent contractors and these options may be exercised using loans from us or shares of our common stock that are already owned by the holder. The effective date of this plan was April 1, 1999. As of March 31, 2006, options to purchase an aggregate of 102,000 shares of our common stock were outstanding under this plan, and options to purchase an aggregate of 330,325 shares of our common stock were outstanding under our other stock option plans.

Shares Available for Awards; Annual Per-Person Limitations. Under the 1999 Stock Option Plan, as amended, the total number of shares of common stock that may be subject to the granting of options under the plan at any time during the term of the plan is equal to 600,000 shares (authorized April 1, 1999); there are currently 5,000 shares remaining available for grant.

Our compensation committee, with our board of directors approval by in its sole discretion, determines the persons to be awarded options, the number of shares subject thereto and the exercise price and other terms thereof. In addition, our compensation committee or our board of directors has full power and authority to construe and interpret the plan, and the acts of our compensation committee or our board of directors are final, conclusive and binding on all interested parties, including us, our shareholders, our officers and employees, recipients of grants under the plan, and all persons or entities claiming by or through these persons.

Eligibility. The persons eligible to receive options under this plan are our officers, directors, employees and independent contractors of the Company and officers, directors, employees and independent contractors of our subsidiaries. As of March 31, 2006, approximately 755 persons were eligible to participate in the plan.

Compensation Committee Interlocks and Insider Participation

Our compensation committee members are W. Douglas Pitts, Per-Olof Lööf and Donald Karnes. Until the time of his resignation from our board of directors on January 23, 2006, James R. Cast was also a member of the compensation committee.

The Company owns a 50% interest in ZSC South, a joint venture, which is currently in the process of being liquidated. Mr. W. Douglas Pitts, a director, owns a 5% interest in the joint venture. Courtelis Company manages the joint venture’s operations and Mr. Pitts is the President of Courtelis Company.

Mr. James R. Cast, through his tax and consulting practice, has provided services to us and to Mr. Donald Smith, Jr. privately, for more than ten years. We paid Mr. Cast $59,400 and $59,400 for the consulting services provided to the Company in 2005 and 2004, respectively. Mr. Smith paid Mr. Cast $33,043 and $21,600 for the same periods, respectively.

No member of our compensation committee is presently an officer or an employee of ours. No executive officer of ours serves as a member of our compensation committee or on any entity one or more of whose executive officers serves as a member of our board of directors or compensation committee. There were no compensation committee interlocks during the fiscal year ended December 31, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information relating to our equity compensation plans as of December 31, 2005.

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under compensation plans (1)
Equity compensation plans:
Approved by shareholders	444,810	$5.79	5,000
Not approved by shareholders	0	$0.00	0
Total	444,810	$5.79	5,000

(1)	Excluding shares reflected in first column.

There are no other shares of capital stock issued other than common stock. No employment or other agreements provide for the issuance of any shares of capital stock. There are no other options, warrants, or other rights to purchase securities of the Company issued to employees and directors, other than options to purchase common stock issued under the 1986 Non-Qualified Stock Option Plan, the 1992 Directors Stock Option Plan, the 1992 Stock Option Plan, as amended, the 1999 Stock Option Plan, as amended, and the Warrants issued in connection with the investment by Coconut Palm Capital Investors I, Ltd. and pursuant to the Securities Purchase Agreement entered into by the Company on February 10, 2006. Options to purchase 50,000 shares were issued to Matrix Desalination, Inc. at an exercise price of $6.38 in May 2003. The vesting of the options issued to Matrix was dependent on the consummation of certain investments for DevMat Utility Resources, LLC. For more information regarding the Company’s equity compensation plans, see Note 10, Stock Option Plans, to our consolidated financial statements filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Repurchases of Company Shares

The Company terminated its share repurchase plan on November 8, 2004.

Security Ownership of Certain Beneficial Owners and Management

The following table shows as of March 31, 2006 (or such other date indicated in the footnotes below), the number of shares beneficially owned and the percentage ownership of our common stock, by the following:

(a)	each person known to us to own beneficially more than 5 percent of the outstanding shares of our common stock;

(b)	each of our directors;

(c)	all individuals serving as our Chief Executive Officer or acting in a similar capacity during 2005;

(d)	our four most highly compensated executive officers other than our Chief Executive Officer, who had annual salary and bonus for 2005 in excess of $100,000, and

(e)	all of our directors and executive officers as a group.

	Common Stock Beneficially Owned (1)(2)
	Shares	Percent
Donald L. Smith, Jr. (3)	1,388,034	22.78%
Smithcon Family Investments, Ltd (4)	985,365	16.38%
Richard L. Hornsby (5)	108,499	1.80%
Gustavo R. Benejam (6)	19,000	*
W. Douglas Pitts (7)	26,000	*
Richard C. Rochon (8)	6,174,666	59.95%
Mario B. Ferrari (9)	6,008,000	59.95%
Per-Olof Lööf (10)	8,000	*
Stephen J. Ruzika (11)	992,643	14.12%
Donald L. Smith, III (12)	156,174	2.57%
Donald K. Karnes (13)	55,838	*
Coconut Palm Capital Investors I, Ltd. (14)	6,000,000	59.91%
CSS Group, Inc. (15)	650,000	9.75%
RPCP Investments, LLLP (16)	1,350,000	18.33%
Patricia L. Armstrong Trust (17)	381,659	6.34%
David Rulien (18)	20,000	*
Ron Lakey (19)	—	—
Kevin M. Smith (20)	129,599	2.15%
George Hare (21)	—	—
P. Rodney Cunningham(22)	50,000	*
All directors and executive officers as a group (16 persons)	8,383,143	81.65%

*	Less than 1%.
(1)	Unless otherwise indicated, the address of each of the beneficial owners is 595 South Federal Highway, Suite 500, Boca Raton, Florida 33432.

(2)

Unless otherwise indicated, each person or group has sole voting and investment power with respect to all such shares. For purposes of the following table, a person is deemed to be the beneficial owner of securities that can be acquired by the person upon the exercise of warrants or options within 60 days of the record date. Each beneficial owner’s percentage is determined by assuming that options or warrants that are held by the person, but not those held by any other person, and which are exercisable within 60 days of the date of the table, have been exercised.

(3)	Mr. Smith’s holdings consist of (i) 305,481 shares directly owned by Mr. Donald L. Smith, Jr., (ii) 985,365 shares held by Smithcon Family Investments, Ltd., an entity controlled by Smithcon Investments, Inc., a corporation that is wholly owned by Mr. Smith, (iii) 17,628 shares held by Smithcon Investments and (iv) 79,560 shares issuable upon exercise of options that are presently exercisable, including 1,140 shares issuable upon exercise of options that will be exercisable within 60 days of the record date and does not include 1,140 shares issuable upon exercise of options that will not be exercisable within 60 days of the record date. Does not include 7,378,474 shares the beneficial ownership of which is held by a group of which the holder may be deemed to be a member by operation of a voting agreement entered into in connection with a Securities Purchase Agreement, dated February 10, 2006, between the Company and the institutional investors set forth therein and described below under “Voting Arrangements – Senior Management and Coconut Palm Voting Arrangement.” The holder disclaims beneficial ownership of the shares of common stock attributed thereto pursuant to this voting agreement.

(4)	All 985,365 shares held by Smithcon Family Investments, Ltd. are deemed beneficially owned by Donald L. Smith, Jr. and are included in the above table for each of Mr. Smith and Smithcon Family Investments, Ltd. See footnote (3) for a description of the relationship between Smithcon Family Investments, Ltd. and Mr. Smith. Does not include 7,378,474 shares the beneficial ownership of which is held by a group of which the holder may be deemed to be a member by operation of a voting agreement entered into in connection with a Securities Purchase Agreement, dated February 10, 2006, between the Company and the institutional investors set forth therein and described below under “Voting Arrangements – Senior Management and Coconut Palm Voting Arrangement.” The holder disclaims beneficial ownership of the shares of common stock attributed thereto pursuant to this voting agreement.

(5)	Consists of (i) 78,499 shares directly owned by Mr. Hornsby and (ii) 30,000 shares issuable upon exercise of an option that is presently exercisable, granted by Mr. Donald L. Smith, Jr., to Mr. Hornsby to purchase shares of Mr. Smith’s common stock at an exercise price of $2.33 per share.

(6)	Consists of (i) 10,000 shares owned by Mr. Benejam and (ii) 9,000 shares issuable upon exercise of options that are presently exercisable.

(7)	Consists of (i) 17,000 shares owned by Mr. Pitts and (ii) 9,000 shares issuable upon exercise of options that are presently exercisable.

(8)	Consists of (i) 83,333 shares owned by Mr. Rochon, (ii) 8,000 shares issuable upon exercise of options that are presently exercisable or exercisable within 60 days of the record date and (iii) 83,333 shares issuable upon exercise of presently exercisable warrants. Additionally, includes 1,350,000 shares of common stock issuable upon exercise of presently exercisable warrants, all of which are owned of record and beneficially by RPCP Investments, LLLP. Assumes beneficial ownership of such shares is attributed to Mr. Rochon due to Mr. Rochon’s status as an officer and a director of RPCP Investments, Inc., the general partner of RPCP Investments, LLLP, and the resulting power to direct the voting of any shares of common stock that may be deemed to be beneficially owned by RPCP Investments, LLLP. Mr. Rochon disclaims beneficial ownership of these shares. Also, includes 2,000,000 shares of common stock and an additional 4,000,000 shares of common stock issuable upon exercise of presently exercisable warrants, all of which are beneficially owned, but not owned of record, by Coconut Palm Capital Investors I, Ltd. Coconut Palm Capital Investors I, Ltd.’s beneficial ownership of these shares and warrants is solely attributed to a voting arrangement among the limited partners of Coconut Palm Capital Investors I, Ltd. granting its general partner, Coconut Palm Capital Investors I, Inc., a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners of Coconut Palm Capital Investors I, Ltd. at any meeting of Devcon’s shareholders as well as in any action by written consent of Devcon’s shareholders. Assumes beneficial ownership of such shares is attributed to Mr. Rochon, due to Mr. Rochon’s status as the sole shareholder and an officer and a director of Coconut Palm Capital Investors I, Inc., and the resulting power to direct the voting of any shares of common stock that may be deemed to be beneficially owned by Coconut Palm Capital Investors I, Ltd. Mr. Rochon disclaims beneficial ownership of these shares. The information with respect to Coconut Palm Capital Investors I, Ltd. and RPCP Investments, LLLP is based solely on an Amendment No. 3 to Schedule 13D, dated February 10, 2006. Does not include 7,378,474 shares the beneficial ownership of which is held by a group of which the holder may be deemed to be a member by operation of a voting agreement entered into in connection with a Securities Purchase Agreement, dated February 10, 2006, between the Company and the institutional investors set forth therein and described below under “Voting Arrangements – Senior Management and Coconut Palm Voting Arrangement.” The holder disclaims beneficial ownership of the shares of common stock attributed thereto pursuant to this voting agreement.

(9)	Includes 8,000 shares issuable upon exercise of options that are presently exercisable or exercisable within 60 days of the record date. Additionally, includes 1,350,000 shares of common stock issuable upon exercise of presently exercisable warrants, all of which are owned of record and beneficially by RPCP Investments, LLLP. Assumes beneficial ownership of such shares is attributed to Mr. Ferrari due to Mr. Ferrari’s status as an officer and a director of RPCP Investments, Inc. and the resulting power to direct the voting of any shares of common stock that may be deemed to be beneficially owned by RPCP Investments, LLLP. Mr. Ferrari disclaims beneficial ownership of these shares. Also, includes 2,000,000 shares of common stock and an additional 4,000,000 shares of common stock issuable upon exercise of presently exercisable warrants, all of which are beneficially owned, but not owned of record, by Coconut Palm Capital Investors I, Ltd. Coconut Palm Capital Investors I, Ltd.’s beneficial ownership of these shares and warrants is solely attributed to a voting arrangement among the limited partners of Coconut Palm Capital Investors I, Ltd. granting its general partner, Coconut Palm Capital Investors I, Inc., a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners of Coconut Palm Capital Investors I, Ltd. at any meeting of Devcon’s shareholders as well as in any action by written consent of Devcon’s shareholders. Assumes beneficial ownership of such shares is attributed to Mr. Ferrari due to Mr. Ferrari’s status as an officer and a director of Coconut Palm Capital Investors I, Inc. and the resulting power to direct the voting of any shares of common stock that may be deemed to be beneficially owned by the limited partners of Coconut Palm Capital Investors I, Ltd. due to a voting arrangement granting Coconut Palm Capital Investors I, Inc. a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners of Coconut Palm Capital Investors I, Ltd. at any meeting of Devcon’s shareholders as well as in any action by written consent of Devcon’s shareholders. Mr. Ferrari disclaims beneficial ownership of these shares. The information with respect to Coconut Palm Capital Investors I, Ltd. and RPCP Investments, LLLP is based solely on an Amendment No. 3 to Schedule 13D, dated February 10, 2006. Does not include 7,378,474 shares the beneficial ownership of which is held by a group of which the holder may be deemed to be a member by operation of a voting agreement entered into in connection with a Securities Purchase Agreement, dated February 10, 2006, between the Company and the institutional investors set forth therein and described below under “Voting Arrangements – Senior Management and Coconut Palm Voting Arrangement.” The holder disclaims beneficial ownership of the shares of common stock attributed thereto pursuant to this voting agreement.

(10)	Consists of 8,000 shares issuable upon exercise of options that are presently exercisable.

(11)	Consists of (i) 181,533 shares directly held by Mr. Ruzika, (ii) 16,667 shares issuable upon exercise of options that are presently exercisable or exercisable within 60 days of the record date and does not include 33,333 shares issuable upon exercise of options that will not be exercisable within 60 days of the record date and (iii) 111,110 shares issuable upon exercise of presently exercisable warrants. Also, includes 650,000 shares of common stock issuable upon exercise of presently exercisable warrants, all of which are owned of record and beneficially by CSS Group, Inc. Assumes beneficial ownership of such shares is attributed to Mr. Ruzika due to Mr. Ruzika’s status as an officer and a director of CSS Group and the resulting power to direct the voting of any shares of common stock that may be deemed to be beneficially owned by CSS Group. Mr. Ruzika disclaims beneficial ownership of these shares. In addition, Mr. Ruzika owns a limited partnership interest in Coconut Palm Capital Investors I, Ltd. and has entered into a voting arrangement with the other limited partners of Coconut Palm granting Coconut Palm Capital Investors I, Inc. a proxy to vote, in its sole discretion, a significant portion of the shares of our common stock that he owns of record. The information with respect to CSS Group, Inc. is based solely on Amendment No. 1 to Schedule 13D, dated February 10, 2006. Does not include 7,378,474 shares the beneficial ownership of which is held by a group of which the holder may be deemed to be a member by operation of a voting agreement entered into in connection with a Securities Purchase Agreement, dated February 10, 2006, between the Company and the institutional investors set forth therein and described below under “Voting Arrangements – Senior Management and Coconut Palm Voting Arrangement.” The holder disclaims beneficial ownership of the shares of common stock attributed thereto pursuant to this voting agreement.

(12)	Includes (i) 63,964 shares directly owned by Mr. Donald L. Smith, III and his wife, (ii) 38,200 shares beneficially owned that are held in trust by Donald L. Smith, III for the benefit of his children, to which latter shares Mr. Smith disclaims beneficial ownership and (iii) 54,010 shares issuable upon exercise of options that are presently exercisable or exercisable within 60 days of the record date and does not include 24,640 shares issuable upon exercise of options that will not be exercisable within 60 days of the record date.

(13)	Consists of (i) 36,394 shares owned by Mr. Karnes and (ii) 19,444 shares issuable upon exercise of presently exercisable warrants. Mr. Karnes owns a limited partnership interest in Coconut Palm Capital Investors I, Ltd. and has entered into a voting arrangement with the other limited partners of Coconut Palm granting Coconut Palm Capital Investors I, Inc. a proxy to vote, in its sole discretion, a significant portion of his shares of our common stock. See “Voting Arrangements - Senior Management and Coconut Palm Voting Arrangement” below.

(14)

Consists of 2,000,000 shares of our common stock and an additional 4,000,000 shares of our common stock issuable upon exercise of presently exercisable warrants, all of which are beneficially owned, but not owned of record, by

Coconut Palm. In addition, beneficial ownership of such shares may be attributed to Coconut Palm Capital Investors I, Inc., the general partner of Coconut Palm Capital Investors I, Ltd., due to a voting arrangement granting Coconut Palm Capital Investors I, Inc. a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners of Coconut Palm Capital Investors I, Ltd. at any meeting of Devcon’s shareholders as well as in any action by written consent of Devcon’s shareholders. Beneficial ownership may also be attributed to Messrs. Rochon and Ferrari as described in footnotes (8) and (9) above. Messrs. Rochon and Ferrari disclaim beneficial ownership of these shares. The information with respect to Coconut Palm is based solely on an Amendment No. 3 to Schedule 13D, dated February 10, 2006. Does not include 7,378,474 shares the beneficial ownership of which is held by a group of which the holder may be deemed to be a member by operation of a voting agreement entered into in connection with a Securities Purchase Agreement, dated February 10, 2006, between the Company and the institutional investors set forth therein and described below under “Voting Arrangements – Senior Management and Coconut Palm Voting Arrangement.” The holder disclaims beneficial ownership of the shares of common stock attributed thereto pursuant to this voting agreement.

(15)	Consists of 650,000 shares of our common stock issuable upon exercise of presently exercisable warrants, all of which are owned of record and beneficially by CSS Group. In addition, beneficial ownership may be attributed to Mr. Ruzika as described in footnote (11) above. The information with respect to CSS Group is based solely on Amendment No. 1 to Schedule 13D, dated February 10, 2006.

(16)	Consists of 1,350,000 shares of our common stock issuable upon exercise of presently exercisable warrants, all of which are owned of record and beneficially by RPCP Investments, LLLP. In addition, beneficial ownership of such shares may be attributed to RPCP Investments, Inc., the general partner of RPCP, due to its power to direct the voting of any shares of common stock that may be deemed to be beneficially owned by RPCP. Beneficial ownership may also be attributed to Messrs. Rochon and Ferrari as described in footnotes (9) and (10) above, respectively. The information with respect to RPCP is based solely on an Amendment No. 3 to Schedule 13D, dated February 10, 2006. Does not include 7,378,474 shares the beneficial ownership of which is held by a group of which the holder may be deemed to be a member by operation of a voting agreement entered into in connection with a Securities Purchase Agreement, dated February 10, 2006, between the Company and the institutional investors set forth therein and described below under “Voting Arrangements – Senior Management and Coconut Palm Voting Arrangement.” The holder disclaims beneficial ownership of the shares of common stock attributed thereto pursuant to this voting agreement.

(17)	Consists of (i) 372,659 shares and (ii) 9,000 shares issuable upon exercise of options that are presently exercisable or exercisable within 60 days of the record date, all of which were formerly owned by Mr. Robert D. Armstrong, a former director of ours, who passed away on May 21, 2005.

(18)	Consists of 20,000 shares issuable upon exercise of options that are presently exercisable or exercisable within 60 days of the record date and does not include 30,000 shares issuable upon exercise of options that will not be exercisable within 60 days of the record date.

(19)	Does not include 7,378,474 shares the beneficial ownership of which is held by a group of which the holder may be deemed to be a member by operation of a voting agreement entered into in connection with a Securities Purchase Agreement, dated February 10, 2006, between the Company and the institutional investors set forth therein and described below under “Voting Arrangements – Senior Management and Coconut Palm Voting Arrangement.” The holder disclaims beneficial ownership of the shares of common stock attributed thereto pursuant to this voting agreement.

(20)	Includes (i) 77,999 shares directly owned by Mr. Kevin M. Smith and his wife and (ii) 51,600 shares beneficially owned that are held in trust by Kevin M. Smith for the benefit of his children, to which latter shares Mr. Smith disclaims beneficial ownership. The information with respect to Mr. Smith is based solely on previously filed Form 4’s and his Separation Agreement with us, which became effective on June 15, 2005, and information provided to us by Mr. Smith through the record date.

(21)	Does not include 7,378,474 shares the beneficial ownership of which is held by a group of which the holder may be deemed to be a member by operation of a voting agreement entered into in connection with a Securities Purchase Agreement, dated February 10, 2006, between the Company and the institutional investors set forth therein and described below under “Voting Arrangements – Senior Management and Coconut Palm Voting Arrangement.” The holder disclaims beneficial ownership of the shares of common stock attributed thereto pursuant to this voting agreement.

(22)	Consists of (i) 25,000 shares directly held by Mr. Cunningham and (ii) 25,000 shares issuable upon exercise of presently exercisable warrants. Mr. Cunningham owns a limited partnership interest in Coconut Palm Investors I, Ltd. and has entered into a voting arrangement with the other Palm Investors I, Inc. a proxy to vote in its sole discretion, a significant portion of his shares of our common stock. See “Voting Arrangements - Senior Management and Coconut Palm Voting Arrangement” below.

Voting Arrangements

Coconut Palm Voting Arrangements

On April 4, 2005, one of our shareholders, Coconut Palm Capital Partners I, Ltd., distributed an aggregate of 396,674 shares of our common stock plus warrants to purchase 396,674 additional shares of our common stock to certain of its limited partners in exchange for the redemption of their respective limited partnership interests. In accordance with Coconut Palm’s limited partnership agreement, Coconut Palm’s limited partners who had requested redemption paid to Coconut Palm an aggregate of $1,000.00 for legal fees incurred by Coconut Palm in connection with the redemption of the limited partnership interests. Coconut Palm’s limited partners include Coconut Palm Capital Investors I, Inc., CSS Group, Inc., RPCP Investments, LLLP, as well as Messrs. Ruzika, Rochon, Ferrari and Karnes. Messrs. Rochon and Ferrari also are officers and directors of Coconut Palm Capital Investors I, Inc. Mr. Ruzika is an officer and director of CSS Group, Inc. None of the above named limited partners were involved in the first distribution. In connection with the first distribution of shares, Coconut Palm’s limited partners who had been redeemed granted to Coconut Palm Capital Investors I, Inc. a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners at any meeting of Devcon’s shareholders as well as in any action by written consent of Devcon’s shareholders.

Subsequently, on April 14, 2005, Coconut Palm distributed an aggregate of 19,992 shares of our common stock plus warrants to purchase 19,992 additional shares of our common stock to its limited partners in exchange for the redemption of their respective limited partnership interests. In accordance with Coconut Palm’s limited partnership agreement, Coconut Palm’s limited partners who had requested redemption paid to Coconut Palm an aggregate of $250.00 for legal fees incurred by Coconut Palm in connection with the redemption of the limited partnership interests. Similar to the first distribution of shares, in connection with the second distribution of shares, Coconut Palm’s limited partners who had been redeemed granted to Coconut Palm Capital Investors I, Inc. a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners at any meeting of Devcon’s shareholders, as well as in any action by written consent of Devcon’s shareholders.

Finally, on June 28, 2005, Coconut Palm distributed 1,583,334 shares of our common stock plus warrants to purchase 3,583,334 additional shares of our common stock to its limited partners in exchange for the redemption of their respective limited partnership interests. This third distribution represented all of the remaining common stock and warrants held by Coconut Palm. No payment was made by the limited partners to Coconut Palm in connection with the third distribution of shares. Coconut Palm’s limited partners who had been redeemed did, however, grant to Coconut Palm Capital Investors I, Inc. a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners at any meeting of Devcon’s shareholders as well as in any action by written consent of Devcon’s shareholders.

Senior Management and Coconut Palm Voting Arrangement

On February 10, 2006, the holders of 3,082,640 shares of our issued and outstanding common stock representing approximately 51.4% of the votes entitled to be cast at a meeting of our shareholders executed a written consent approving the amendment to our Articles of Incorporation and the private placement and the issuance of the Series A convertible preferred stock and the common stock warrants described in this annual report form 10-K. These shareholders have also entered into a voting agreement under the terms of which they have agreed to vote the shares they represent in favor of the same matters if these matters are submitted to a vote of our shareholders at a meeting of our shareholders. The approval by the shareholders will not become effective until 20 days from the date an information statement concerning the private placement is initially transmitted to our shareholders.

Arrangements Possibly Resulting in a Change in Control

Upon exercise of the warrants it holds, Coconut Palm Capital Partners I, Ltd. would beneficially own but not own of record 6,000,000 shares of our common stock giving it beneficial ownership of approximately 60% of our common stock outstanding as of March 31, 2006. Accordingly, if Coconut Palm were to exercise its warrants, it would have enough shares of our common stock to control our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s policies and codes provide that related party transactions be approved in advance by either the Audit Committee or a majority of disinterested directors.

The Company leases from the wife of Mr. Donald L. Smith, Jr., a Director and former Chief Executive Officer of the Company, a 1.8-acre parcel of real property in Deerfield Beach, Florida. This property is being used for our equipment logistics and maintenance activities. The property is subject to a 5-year lease entered into a January 2002 providing for rent of $95,000 per year. This rent was based on comparable rental contracts for similar properties in Deerfield Beach, as evaluated by management.

The Company has entered into various construction and payment deferral agreements with an entity which owns and manages a resort project in the Bahamas in which Mr. Donald L. Smith Jr., a director and former Chairman and Chief Executive Officer of the Company, a prior Director of the Company and a subsidiary of the Company are minority partners owning 11.3 percent, 1.55 percent and 1.2 percent, respectively. Mr. Smith is also a member of the entity’s managing committee.

•	As of January 1, 2003, the Company entered into a payment deferral agreement with the resort project whereby several notes, which are guaranteed partly by certain owners of the project, evidenced a loan totaling $2.0 million owed to the Company. Mr. Donald Smith, Jr. issued a personal guarantee for the total amount due under this loan agreement to the Company. The balance of the loan payable to the Company as of March 31, 2006, including accrued interest, is $1.7 million.

•	The Company has entered into construction contracts with the resort project. In late 2004, the Company entered into a $15.2 million contract, which contract has been increased to $15.9 million, to construct a marina and breakwater for the same entity. The resort project secured third party financing for this latter contract. The Company entered into a vertical construction contract with another entity for $3.0 million during the second quarter of 2005. Mr. Smith is a partner of this entity. In connection with currently active contracts on the project, the Company recorded revenues of $6.2 million for 2005. As of December 31, 2005, the marina and breakwater contract was substantially complete.

•	The outstanding balance of trade receivables from the resort project was $0.3 and $1.0 million as of December 31, 2005 and December 31, 2004, respectively. The outstanding balance of note receivables was $2.2 and $2.8 million as of December 31, 2005, and December 31, 2004, respectively. The Company has recorded interest income of $216,202, $206,491 and $158,840 for the years ended December 31, 2005, 2004 and 2003, respectively. The billings in excess of cost were $50,922 and $538,451 as of December 31, 2005 and December 31, 2004, respectively. Mr. Smith has guaranteed the payment of the receivables from the entity, up to a maximum of $3.0 million, including the deferral agreement described above.

•	In the second quarter of 2005, the Company entered into a construction contract to build a $3.0 million residence on Lot 22 of the resort project whereby certain investors in the entity owning and managing the resort provide the funding for the construction of the residence. At December 31, 2005, the company recorded revenue of $0.4 million with backlog of $2.5 million in connection with this project. On December 31, 2005, the receivable balance attributable to this job was $0.2 million and the costs in excess billings and estimated earnings was $20,247.

On June 6, 1991, the Company issued a promissory note in favor of Donald Smith, Jr., a Director and former Chairman and Chief Executive Officer of the Company, in the aggregate principal amount of $2,070,000. The note provided that the balance due under the note was due on January 1, 2004, but this maturity date has been extended by agreement between Mr. Smith and the Company to October 1, 2006. The note is unsecured and bears interest at the prime rate. As of December 31, 2005 and 2004, $1.7 million is outstanding under the note. The balance under the note becomes immediately due and payable upon a change of control. However, under the terms of a guarantee dated March 10, 2004, by and between the Company and Mr. Smith where Mr. Smith guarantees various notes receivable from Emerald Bay Resort amounting to $2.2 million, Mr. Smith must maintain collateral in the amount of $1.8 million. The note defines a “change of control” as the acquisition or other beneficial ownership, the commencement of an offer to acquire beneficial ownership, or the filing of a Schedule 13D or 13G with the SEC indicating an intention to acquire beneficial ownership, by any person or group, other than Mr. Smith and members of his family, of 15% or more of the outstanding shares of the Company’s common stock.

The Company owns a 50% interest in ZSC South, a joint venture, which is in the process of being liquidated. Mr. W. Douglas Pitts, a director, owns a 5% interest in the joint venture. Courtelis Company manages the joint venture’s operations and Mr. Pitts is the President of Courtelis Company. In the third quarter of 2005, the joint venture sold its last remaining parcel of land and the Company recorded a gain of $0.4 million.

On July 30, 2004, the Company purchased an electronic security services company managed and controlled by Mr. Ruzika, our CEO, for approximately $4.7 million, subject to certain purchase price adjustments after the closing. The initial allocation of the assets of the company purchased was based on fair value and included $70,000 of working capital, $306,000 of property, plant and equipment, $2.6 million of customer contracts, $356,000 of deferred tax assets and $1.7 million of goodwill and other intangibles. The Company assumed $277,000 of deferred revenue liability. The Company paid the purchase price with a combination of $2.5 million in cash and 214,356 shares of the Company’s common stock. Additionally, on October 5, 2005, up to 13,718 shares were issued upon finalization of the purchase price adjustments.

Mr. James R. Cast, a former director, through his tax and consulting practice, has provided services to us for more than ten years. The Company paid Mr. Cast $59,400 and $59,400 for consulting services provided to the Company in 2005, 2004 and 2003, respectively. Additionally, Mr. Cast resigned from the Board of Directors in January 2006. Before resigning, the Company entered into a consulting agreement for tax and consulting services to be performed during 2006 for a specified number of consulting hours and for the total amount of $75,000.

The Company has entered into a retirement agreement with Mr. Richard Hornsby, our former Senior Vice President and a director. He retired from the company at the end of 2004. During 2005 he received his full salary. From 2006 he will receive annual payments of $32,000 for life. During 2003, the Company recorded an expense of $232,000 for services rendered; this amount was paid out in 2005. The Company expensed the net present value of the obligation to pay Mr. Hornsby $32,000 annually for life, over his estimated remaining service period at the Company, i.e. during 2004. The net present value of the future obligation is presently estimated at $337,596.

On August 12, 2005, the Company entered into a Management Services Agreement, dated as of August 12, 2005 (the “Management Agreement”), with Royal Palm Capital Management, LLLP (“Royal Palm”), to provide management services. Royal Palm Capital Management, LLP is an affiliate of Coconut Palm Capital Investors I Ltd. (“Coconut Palm”) with whom the Company completed a transaction on June 30, 2004, whereby Coconut Palm invested $18 million into the Company for purposes of the Company entering into the electronic security services industry. Richard Rochon and Mario Ferrari, two of the Company’s directors, are principals of Coconut Palm and Royal Palm. Robert Farenhem is a principal of Royal Palm and was the Company’s interim CFO from April 2005 until December 2005.

The management services to be provided include, among other things, assisting the Company with, among other matters, establishing certain office, accounting and administrative procedures, obtaining financing relating to business operations and acquisitions, developing and implementing advertising, promotional and marketing programs, facilitating certain securities matters (both proposed offerings and ongoing compliance issues) and future acquisitions and dispositions, developing tax planning strategies, and formulating risk management policies. Under the terms of the Management Agreement, the Company is obligated to pay Royal Palm a management fee in the amount of $30,000 per month. In connection with this Agreement, we incurred $274,702 during the year ended December 31, 2005.

On January 23, 2006, the Company entered into a stock purchase agreement with Donald L. Smith, Jr., a director and former Chairman and Chief Executive Officer, under the terms of which the Company agreed to sell to Mr. Smith all of the issued and outstanding shares of two of our subsidiaries, Antigua Masonry Products, Ltd., an Antigua corporation, or AMP, and M21 Industries, Inc., which subsidiaries collectively comprise the operations of the Company’s materials division in Antigua, for an aggregate purchase price equal to approximately $5 million, subject to adjustments provided in the stock purchase agreement. The stock purchase agreement permitted $1,725,000 of the purchase price to be paid by cancellation of a note payable by the Company to Mr. Smith. The Company retained the right to review other offers to purchase these Antigua operations. The parties to the stock purchase agreement elected to exercise their right to negotiate the sale of the Company’s materials division in Antigua with a third party. As a result, on March 2, 2006, the Company entered into a stock purchase agreement with A. Hadeed or his nominee and Gary O’Rourke and terminated the stock purchase agreement entered into with Mr. Smith on January 23, 2006. The terms of the new stock purchase agreement provided for a purchase price equal to approximately $5.1 million, subject to adjustments provided in the stock purchase agreement. The entire purchase price was contemplated to be paid entirely in cash as opposed to the partial payment through surrender of the $1,725,000 note the Company had previously issued to Mr. Smith. In addition, the terms of the new stock purchase agreement excluded M21 Industries, Inc. from the sale but contemplated transfers of certain assets from the Antigua operations to Devcon as well as the pre-closing transfer to AMP of certain preferred shares in AMP that were owned by Devcon. The purchaser has agreed to pay all taxes incurred as a result of the transaction. The Company completed the sale of its materials division in Antigua on March 2, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by the Company’s independent registered public accounting firm, KPMG LLP, for the audit of the Company’s annual consolidated financial statements and internal control over financial reporting for the years ended December 31, 2005 and 2004, together with fees billed for other services rendered by KPMG LLP during those periods.

	2005	2004
Audit Fee (1)	$681,100	$624,000
Audit-Related Fees (2)	68,000	—
Tax Fees	—	—
All Other Fees (3)	$1,500	$—

Total Fees	750,600	624,000

(1)	Audit fees consist principally of the audit of the consolidated financial statements included in the Company’s annual report on Form 10-K and the review of the interim condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q.

(2)	Audit-related fees include review of the Company’s 8-K filings and proxy statement and comfort letter preparation.

(3)	All other services include the license to accounting research online, KPMG’s online accounting research product.

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

An index to consolidated financial statements for the year ended December 31, 2005 appears on page xx.

(2)	Financial Statement Schedule.

All financial schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

(3)	Exhibits.

Exhibit	Description
3.1	Registrant’s Restated Articles of Incorporation (1)(3.1); (19)(3.1)

3.2	Registrant’s Amended and Restated Bylaws (9) (3.2)

10.1	Registrant’s 1986 Non-Qualified Stock Option Plan (2)(10.1)

10.2	Registrant’s 1992 Stock Option Plan (6)(A)

10.3	Registrant’s 1992 Directors’ Stock Option Plan (6)(B)

10.4	V. I. Cement and Building Products Inc. 401(k) Retirement and Savings Plan (8)(10.4)

10.5	Form of Indemnification Agreement between the Registrant, and its directors and certain of its officers (4)(A)

10.6	Guarantee dated June 12, 1989, from the Registrant to Banco Popular de Puerto Rico (5)(10.6)

10.7	Lease dated September 12, 1966, between His Honour Hugh Burrowes, a Commander of the British Empire of Government House in the Island of Antigua, as lessor, and The Antigua Sand and Aggregate Limited, as lessee (1)(10.32)

10.8	Material Purchase Agreement, dated August 17, 1995, between Bouwbedrijf Boven Winden, N.V. and Hubert Petit, Francois Petit and Michel Petit (7) (10.41)

10.9	Stock Purchase Agreement, dated August 17, 1995, between the Registrant and Hubert Petit, Francois Petit and Michel Petit (7)(10.42)

10.10	Form of Note between Devcon International Corp. and Donald L. Smith, Jr. (9)(10.31)

10.11	Supply Agreement between Union Maritima International S.A. and Devcon International Corp. dated December 29, 1999 (10)(10.35)

10.12	Second Amended and Restated Salary Continuation and Retirement Benefit Agreement dated June 30, 2000 (11)(10.32)

Exhibit	Description
10.13	Registrant’s 1999 Stock Option Plan, as amended (12) (Appendix A)

10.14	Operating Agreement of Devcon/Matrix Utility Resources, LLC (13) (10.30)

10.15	Option agreement for Devcon to buy all of Matrix assets (13) (10.31)

10.16	Stock option agreement for Matrix to buy Devcon Shares (13) (10.32)

10.17	Purchase Agreement by and between the Company and Coconut Palm Capital Investors, Ltd., dated April 2, 2004 (14) (Annex D)

10.18	Form of First Tranche Warrant Issued to Coconut Palm Capital Investors, Ltd. (14) (Annex E)

10.19	Employment Agreement, dated October 6, 2004, by and between the Company and David Rulien (15) (99.1)

10.20	Separation Agreement, dated as of September 29, 2004, by and between the Company and Jan Norelid (15) (99.2)

10.21	Letter Agreement, dated January 13, 2004, by and between Richard L. Hornsby and the Company concerning the Richard Hornsby Retirement Program (16) (10.1)

10.22	Employment Agreement, dated July 19, 2001, by and between the Company and Donald L. Smith, III (16) (10.5)

10.23	Amended and Restated Employment Agreement, dated June 7, 2004, by and between the Company and Stephen Ruzika (16) (10.6)

10.24	Asset Purchase Agreement, dated as of January 21, 2005, by and among, Devcon Security Services Corp, the Sellers identified therein and Adelphia Communications (17) (10.1)

10.25	Employment Agreement, dated as of January 27, 2005, and effective as of February 1, 2005, by and between the Company and Ron G. Lakey (18) (10.1)

10.26	Credit Agreement, dated as of February 28, 2005, by and among Borrowers, Lenders and CIT, as Agent (19) (10.2)

10.27	Form of Note issued by Borrowers to CIT (19) (10.3)

10.28	Security Agreement, dated as of February 28, 2005, by and among Borrowers and CIT (19) (10.4)

10.29	Pledge Agreement, dated as of February 28, 2005, by and between the Company and CIT (19) (10.5)

10.30	Pledge Agreement, dated as of February 28, 2005, by and among Borrowers and CIT (19) (10.6)

Exhibit	Description
10.31	Amendment No. 1 to Asset Purchase Agreement (19) (10.7)

10.32	Separation Agreement, dated June 9, 2005, by and between the Company and Kevin M. Smith (20) (10.1)

10.33	Management Services Agreement, dated August 12, 2005, by and between the Company and Royal Palm Capital Management, LLLP (21) (10.1)

10.34	Asset Purchase Agreement, dated August 15, 2005, among V.I. Cement and Building Products, Inc., Devcon International Corp. and Heavy Materials, LLC (22) (10.1)

10.35	Agreement and Plan of Merger, dated November 11, 2005, among Devcon International Corp, Devcon Acquisition, Inc. and Guardian International, Inc. (23) (2.1)

10.36	Stock Purchase Agreement, dated November 10, 2005 by and among Topspin Associates, L.P., Topspin Partners, L.P., Bariston Investments, LLC, Sheldon E. Katz, Mike McIntosh, Christopher E. Needham, Seller’s Representatives and Devcon Security Holdings, Inc. (24) (10.1)

10.37	Credit Agreement, dated November 10, 2005, by and among Devcon Security Holdings, Inc., Devcon Security Services Corp., Coastal Security Company, Coastal Security Systems, Inc. and Central One, Inc. and CapitalSource Finance LLC. (24) (10.2)

10.38	Bridge Loan Agreement dated November 10, 2005 by and among Borrowers, and CapitalSource Finance LLC (24) (10.3)

10.39	Stock Purchase Agreement, dated January 23, 2006, by and between the Company and Donald L. Smith, Jr. (25) (10.1)

10.40	Securities Purchase Agreement, dated as of February 10, 2006, by and between Devcon International Corp. and the investors set forth therein. (26) (10.1)

10.41	Notice of Termination of Stock Purchase Agreement, dated January 23, 2006, by and between the Company and Donald L. Smith, Jr. (27) (10.2)

10.42	Stock Purchase Agreement, dated March 2, 2006, by and between A. Hadeed and Gary O’Rourke and Devcon International Corp. (27) (10.3)

10.43	Form of Promissory Note issued by the Company and Steelheads Investment Ltd., Castlerigg Master Investments Ld., and CS Equity II LLC (28) (10.1)

10.44	Form of Warrant, dated February 10, 2006, by and among the Company and Steelheads Investment Ltd., Castlerigg Master Investments Ltd., and CS Equity II LLC (28) (10.2)

10.45	Amendment to Securities Purchase Agreement, dated as of February 24, 2006, by and between Devcon International Corp. and the investors set forth therein (29)

10.46	Amendment to Promissory Note (HBK Main Street Investments L.P.) (29)

10.47	Amendment to Promissory Note (CS Equity II LLC) (29)

10.48	Amendment to Promissory Note (Castterigg Master Investments Ltd.) (29)

21.1	Registrant’s Subsidiaries (29)

23.1	Consent of KPMG LLP (29)

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (29)

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (29)

32.1	Chief Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (29)

32.2	Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (29)

(1)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Registration statement on Form S-2 (No. 33-31107).
(2)	Incorporated by reference to the exhibit shown in the parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987 (the “1987 10-K”).
(3)	Incorporated by reference to the exhibit shown in the parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988 (the “1988 10-K”).
(4)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Proxy Statement dated May 30, 1989.
(5)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Form 8 dated August 17, 1989 to the 1988 10-K.
(6)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Proxy Statement dated May 6, 1992.
(7)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
(8)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.
(9)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
(10)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999
(11)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000
(12)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Proxy Statement on Form 14A dated May 2, 2003
(13)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003
(14)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Proxy Statement dated July 12, 2004
(15)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated October 6, 2004
(16)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Registration Statement on Form S-3 effective as of October 13, 2004 (No. 333-119158)
(17)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated January 26, 2005
(18)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated January 28, 2005
(19)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated February 28, 2005
(20)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated June 17, 2005
(21)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005
(22)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated August 15, 2005
(23)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated November 9, 2005
(24)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated November 10, 2005
(25)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated January 19, 2006
(26)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated February 10, 2006
(27)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated March 2, 2006

(28)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated March 6, 2006
(29)	Filed herewith

Management employee contracts, compensatory plans and other arrangements included as part of the exhibits referred to above are as follows:

10.1	Registrant’s 1986 Non Qualified Stock Option Plan (2) (10.1)

10.2	Registrant’s 1992 Stock Option Plan (6)(A)

10.3	Registrant’s 1992 Directors’ Stock Option Plan (6) (B)

10.4	V. I. Cement and Building Products, Inc. 401(k) Retirement and Savings Plan (8) (10.4)

10.10	Form of Note between Devcon International Corp. and Donald L. Smith, Jr. (9)(10.31)

10.12	Second Amended and Restated Salary Continuation and Retirement Benefit Agreement dated June 30, 2000. (11) (10.32)

10.13	Registrant’s 1999 Stock Option Plan, as amended (12) (Appendix A)

10.19	Employment Agreement, dated October 6, 2004, by and between the Company and David Rulien (15) (99.1)

10.20	Separation Agreement, dated as of September 29, 2004, by and between the Company and Jan Norelid (15) (99.2)

10.21	Letter Agreement, dated January 13, 2004, by and between Richard L. Hornsby and the Company concerning the Richard Hornsby Retirement Program (16) (10.1)

10.22	Employment Agreement, dated July 19, 2001, by and between the Company and Donald L. Smith, III (16) (10.5)

10.23	Amended and Restated Employment Agreement, dated June 7, 2004, by and between the Company and Stephen Ruzika (16) (10.6)

10.25	Employment Agreement, dated as of January 27, 2005, and effective as of February 1, 2005, by and between the Company and Ron G. Lakey (18) (10.1)

10.32	Separation Agreement, dated June 9, 2005, by and between the Company and Kevin M .Smith (20) (10.1)

10.39	Stock Purchase Agreement, dated January 23, 2006, by and between the Company and Donald L. Smith, Jr. (25) (10.1)

10.41	Notice of Termination of Stock Purchase Agreement, dated January 23, 2006, by and between the Company and Donald L. Smith, Jr. (27) (10.2)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 17, 2006	DEVCON INTERNATIONAL CORP.

	BY:	/S/ STEPHEN J. RUZIKA
Stephen J. Ruzika
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

April 17, 2006	DEVCON INTERNATIONAL CORP.

	By:	/S/ GEORGE M. HARE
George M. Hare
Chief Financial Officer
(Principal Financial and Accounting Officer)

April 17, 2006	By:	/S/ GUSTAVO R. BENEJAM
Gustavo R. Benejam
Director

April 17, 2006	By:	/S/ P. RODNEY CUNNINGHAM
P.Rodney Cunningham
Director

April 17, 2006	By:	/S/ MARIO B. FERRARI
Mario B. Ferrari
Director

April 17, 2006	By:	/S/ RICHARD L. HORNSBY
Richard L. Hornsby
Director

April 17, 2006	By:	/S/ DONALD K. KARNES
Donald K. Karnes
Director

April 17, 2006	By:	/S/ PER OLOF LÖÖF
Per Olof Lööf
Director

April 17, 2006	By:	/S/ W. DOUGLAS PITTS
W. Douglas Pitts
Director

April 17, 2006	By:	/S/ RICHARD ROCHON
Richard Rochon
Chairman of the Board

April 17, 2006	By:	/S/ DONALD L. SMITH, JR
Donald L. Smith, Jr.
Director

EXHIBIT SCHEDULE

Exhibit	Description
10.45	Amendment to Securities Purchase Agreement, dated as of February 24, 2006, by and between Devcon International Corp. and the investors set forth therein

10.46	Amendment to Promissory Note (HBK Main Street Investments L.P.)

10.47	Amendment to Promissory Note (CS Equity II LLC)

10.48	Amendment to Promissory Note (Castterigg Master Investments Ltd.)

21.1	Registrant’s Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002