Form 10-Q
period 2006-03-31
DEVCON INTERNATIONAL CORP
filed 2006-05-22
CIK 28452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES ☐ NO ☒

As of May 10, 2006 the number of shares outstanding of the registrant’s Common Stock was 6,014,404.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Part I Financial Information

Item 1. Financial Statements

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2006 and December 31, 2005

(Amounts shown in thousands except share and per share data)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$13,551	$4,634
Accounts receivable, net of allowance for doubtful accounts of $(1,497) and $(1,785), respectively	18,590	17,575
Accounts receivable, related party	651	469
Notes receivable	1,636	1,622
Notes receivable, related party	1,294	2,160
Costs and estimated earnings in excess of billings	718	2,046
Costs and estimated earnings in excess of billings, related party	—	20
Inventories	3,795	2,892
Prepaid expenses	1,499	1,464
Other current assets	4,821	4,757

Total current assets	46,555	37,639

Property, plant and equipment, net:
Land	215	304
Buildings	279	400
Leasehold improvements	1,398	1,081
Equipment	15,362	23,136
Furniture and fixtures	1,376	1,039
Construction in process	431	1,629

Total property, plant and equipment	19,061	27,589
Less accumulated depreciation	(1,106)	(5,853)

Total property, plant and equipment, net	17,955	21,736

Investments in unconsolidated joint ventures and affiliates	339	339
Notes receivable, net of current portion	2,794	3,504
Customer lists, net of amortization $(7,762) and $(4,407) respectively	87,215	46,049
Goodwill	77,647	48,019
Other intangible assets, net of amortization $(177) and $(94), respectively	3,038	1,724
Other long-term assets	8,189	6,456

Total assets	$243,732	$165,467

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

March 31, 2006 and December 31, 2005

(Amounts shown in thousands except share and per share data)

(Unaudited)

	March 31, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade and other	$7,890	$8,094
Accrued operational fees and taxes	2,801	2,215
Accrued expenses and other liabilities	7,001	7,169
Deferred revenue	9,180	4,808
Accrued expense, retirement and severance	949	897
Current installments of long-term debt	197	69
Current installments of long term debt, related party	1,725	1,725
Billings in excess of costs and estimated earnings	1,325	1,205
Billings in excess of costs and estimated earnings, related party	265	51
Notes payable (Note 16)	38,002	8,000
Derivative instruments	10,096	—
Income taxes payable	840	846

Total current liabilities	80,271	35,079

Long-term debt, excluding current installments	90,642	55,521
Retirement and severance, excluding current portion	2,905	4,098
Long-term deferred tax liability	12,038	5,213
Other long-term liabilities	2,819	1,899

Total liabilities	188,675	101,810

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, $0.10 par value. shares authorized 50,000,000 shares issued 6,014,404 in 2006 and 6,001,922 in 2005, shares outstanding 6,014,373 in 2006 and 6,001,888 shares in 2005	601	600
Additional paid-in capital	31,501	31,325
Retained earnings	24,853	33,624
Accumulated other comprehensive loss – cumulative translation adjustment	(1,898)	(1,892)
Treasury stock, at cost, 34 shares in 2006 and 2005	—	—

Total stockholders’ equity	55,057	63,657

Total liabilities and stockholders’ equity	$243,732	$165,467

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2006 and 2005

(Amounts shown in thousands except share and per share data)

(Unaudited)

	March 31, 2006	March 31, 2005
Revenue
Materials revenue	$5,033	$4,592
Construction revenue	8,325	5,577
Construction revenue, related party	455	3,674
Security revenue	10,603	2,013
Other revenue	182	142

Total revenue	24,598	15,998
Cost of Sales
Cost of Materials	(4,592)	(4,319)
Cost of Construction	(10,535)	(6,376)
Cost of Security	(4,799)	(808)
Cost of Other	(26)	(99)

Gross profit	4,646	4,396
Operating expenses:
Selling, general and administrative	(10,925)	(4,809)
Severance and retirement	(214)	(150)

Operating loss	(6,493)	(563)

Other income (expense):
Joint venture equity earnings	$(35)	$—
Interest expense	(3,941)	(177)
Interest income, receivables	68	177
Interest income, banks	42	—
Gain on Antigua note	1,230	—
Derivative financial instrument expense	(1,535)	—
Other income	55	39

Loss from continuing operations before taxes	(10,609)	(524)

Income tax benefit (expense)	49	(1,944)

Net loss from continuing operations	$(10,560)	$(2,468)

Income from discontinued operations, net of income taxes (benefit) of $0 and ($213) in 2006 and 2005, respectively	1,789	903

Net loss	$(8,771)	$(1,565)
Basic loss per share:
Continuing operations	$(1.76)	$(0.43)
Discontinued operations	$0.30	$0.16
Net loss	$(1.46)	$(0.27)
Diluted loss per share:
Continuing operations	$(1.76)	$(0.43)
Discontinued operations	$0.30	$0.16
Net loss	$(1.46)	$(0.27)

Weighted average number of shares outstanding:
Basic	6,006,156	5,758,741
Diluted	6,006,156	5,758,741

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2006 and 2005

(Amounts shown in thousands except share and per share data)

(Unaudited)

	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net loss	$(8,771)	$(1,565)

Adjustments to reconcile net loss to net cash (used) provided in operating activities:
Non-cash stock compensation	117	18
Depreciation and amortization	4,679	1,760
Loan origination cost	(139)	—
Deferred income taxes	(1,356)	(1,393)
Provision for doubtful accounts receivable	60	33
Minority interest	35	—
Financial instrument derivatives expense	1,535	—
Amortization of debt discount	1,562	—
Gain on sale of property and equipment	(1,368)	(2)

Changes in operating assets and liabilities:
Accounts receivable	711	(669)
Accounts receivable - related party	(183)	(197)
Notes receivable	357	(510)
Notes receivable - related party	867	(53)
Costs and estimated earnings in excess of billings	1,328	(908)
Costs and estimated earnings in excess of billings, related party	20	(250)
Inventories	(16)	(643)
Prepaid expenses and other current assets	1,338	2,608
Other long-term assets	1,909	(1,370)
Accounts payable, accrued expenses and other liabilities	(1,524)	1,563
Deferred revenue	928	—
Billings in excess of costs and estimated earnings	120	959
Billings in excess of costs and estimated earnings, related party	214	(538)
Income tax payable	(6)	(1,544)
Other long-term liabilities	808	344

Net cash provided (used) in operating activities	$3,225	$(2,357)

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

Three Months Ended March 31, 2006 and 2005

(Amounts shown in thousands except share and per share data)

(Unaudited)

	March 31, 2006	March 31, 2005
Cash flows from investing activities:
Purchases of property, plant and equipment	$(1,069)	$(3,963)
Cash used in business acquisition and purchase of customer lists, net of cash acquired	(66,917)	(40,725)
Proceeds from disposition of property, plant and equipment	455	9
Proceeds from disposition of business	4,573	—
Payments received on notes related to the sale of assets	8	200

Net cash used in investing activities	(62,950)	(44,479)

Cash flows from financing activities:
Proceeds from issuance of stock	60	119
Proceeds from issuance of notes	45,000	—
Net borrowing (repayment) from revolving credit facility	35,657	24,600
Cash payments on debt issue costs	(3,995)	—
Principal payments on debt	(8,003)	(3)

Net cash provided by financing activities	68,719	24,716

Effect of exchange rate changes on cash	(77)	(67)

Net increase (decrease) in cash and cash equivalents	8,917	(22,187)

Cash and cash equivalents, beginning of year	4,634	34,928
Cash and cash equivalents, end of period	$13,551	$12,741

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,625	$36
Cash paid for income taxes	$86	$605

Supplemental non-cash items:
Non-cash reduction of note receivable	$80	$103
Non-cash issuance of Warrants	$4,818	—
Non-cash issuance of derivative financial instrument	$3,743	—

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Financial Statement Presentation

Devcon International Corp. and it subsidiaries (“the Company”) provides electronic security services and products to financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of government departments and health care and educational facilities. The Company also produces and distributes ready-mix concrete, crushed stone, sand, concrete block and asphalt and distributes bagged cement in the Caribbean. The Company also performs earthmoving, excavating and filling operations, builds golf courses, roads, and utility infrastructures, dredges waterways and constructs deep-water piers and marinas in the Caribbean.

The unaudited condensed consolidated financial statements include the accounts of Devcon International Corp. and its majority-owned subsidiaries (the “Company”). The accounting policies followed by the Company are set forth in Note (l) to the Company’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”). The unaudited condensed consolidated financial statements for the three months ended March 31, 2006 and 2005 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal reoccurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2006 and the results of its operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 and 2005 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2005 Form 10-K. Management of the Company had made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conforming with generally accepted accounting principles. Actual results could differ from these estimates.

2. New Accounting Policies

Freestanding and embedded financial instrument derivatives, which have been identified in connection with financial instruments issued, are valued at the time of issuance using an appropriate option pricing model and recorded as an asset or liability based upon the terms and conditions of the derivative instrument identified. When a host instrument contains more than one embedded derivative, and these derivatives require bifurcation, the bifurcated derivative instruments are valued as a single compound derivative instrument. The valuation model utilized requires assumptions related to the remaining term of the derivative instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of the Company’s common stock price over the life of the respective derivative instrument. The derivative liability instruments which are identified, are re-valued at the end of each reporting period utilizing the same model used to value the derivative instruments at the time of their initial valuation. When a derivative instrument is classified as a liability, and is connected with a host instrument obligation, the related host instrument obligation to be recorded after taking into account the value of the derivative instrument (the “Discount”). In addition, the Discount is accreted to the face value of the respective host instrument obligation, utilizing the effective rate method, and accordingly an additional non-cash charge, is recorded as interest expense or a reduction of net income to arrive at income attributable to common shareholders depending on the respective balance sheet classification of the host instrument obligation.

3. Acquisitions

On March 6, 2006, the Company completed the acquisition of Guardian International, Inc. (“Guardian”) under the terms of an Agreement and Plan of Merger, dated as of November 9, 2005, between the Company, an indirect wholly-owned subsidiary of the Company, and Guardian in which the Company acquired all of the outstanding capital stock of Guardian for an estimated aggregate cash purchase price of approximately $65.5 million, excluding transaction costs of $1.7 million. This purchase price consisted of (i) approximately $23.6 million paid to the holders of the common stock of Guardian, (ii) approximately $23.3 million paid to redeem two series of Guardian’s preferred stock, (iii) approximately $13.3 million provided to Guardian to pay specified debt obligations and expenses and (iv) approximately $1.0 million used to satisfy specified expenses incurred by Guardian in connection with the merger, with the remainder allocated to working capital.

In order to finance the acquisition of Guardian, and as further discussed in Note 4, the Company increased the amount of cash available under the CapitalSource revolving credit facility from $70 million to $100 million and used $35.6 million under this facility together with the net proceeds from the issuance of the notes and warrants, as discussed in Note 4, to purchase Guardian and repay the $8 million CapitalSource Bridge Loan. In addition, the Company issued to certain investors under the terms of a Securities Purchase Agreement, dated as of February 10, 2006, an aggregate principal amount of $45 million of notes along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share.

We have recorded the acquisition using the purchase method of accounting. The preliminary purchase price allocation is based upon a report issued by an independent appraisal firm, as to fair value. Results of operations included for the acquisition are for the period March 6, 2006 to March 31, 2006.

The preliminary purchase price allocation is as follows:

Preliminary Purchase Price Allocation (dollars in thousands)
Cash	$930
Accounts receivable	2,377
Other assets	281
Inventory	1,470
Fixed assets	1,097
Deferred revenue	(2,782)
Accounts payable and other liabilities	(3,590)
Deferred tax liability	(10,588)
Trade name	1,400
Customer contracts	14,000
Customer relationships	30,000
Goodwill	32,667

Total purchase price	$67,262

The following table shows the consolidated results of the Company and Guardian, as though the Company had completed this acquisition at the beginning of each period reported on:

Proforma Statement of Acquisition

	March 31, 2006	March 31, 2005
Revenue	$29,640	$30,767
Net loss	$(8,431)	$(1,231)

Loss per common share – basic	$(1.40)	$(0.21)
Loss per common share – diluted	$(1.40)	$(0.21)

Weighted average shares outstanding:
Basic	6,006,156	5,758,741
Diluted	6,006,156	5,758,741

4. Financing the Acquisition of Guardian / Credit Agreement / Private Placement of Notes and Warrants

To finance the acquisition of Guardian on March 6, 2006, (i) Devcon Security Holdings, Inc. (“DSH”) increased the amount of cash available under the CapitalSource revolving credit facility from $70 million to $100 million and used $35.6 million under this facility together with the net proceeds from the issuance of the notes and warrants to purchase Guardian and repay the $8 million CapitalSource Bridge Loan and (ii) Devcon International Corp. issued $45 million of notes along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share.

Under the terms of the CapitalSource revolving credit facility, the Company makes monthly interest payments on the outstanding balance of the facility (for Base Rate loans) or at maturity for 1-, 2-, and 3-month LIBOR-based loans and has the right to make prepayments without early payment penalty. No principal repayments are required until the facility matures on November 9, 2008, at which time the balance outstanding is due. The interest rate on the outstanding obligations under the Credit Agreement is tied to the prime rate plus a margin or, at the Company’s option, to LIBOR plus a margin, as specified therein depending on the amount borrowed and the underlying value of the monthly security monitoring service revenue.

Additionally, under the terms of a Securities Purchase Agreement, dated as of February 10, 2006, an aggregate principal amount of $45 million of notes along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share and with an expiration date of March 6, 2009, were issued. The notes accrue interest at 8% per annum and mature the earlier of September 15, 2006 or no later than January 1, 2007. The maturity date of the notes depends on the date the Securities and Exchange Commission completes review of an information statement to be mailed to the Company’s shareholders informing them of the approval by stockholders owning a majority of the Company’s common stock of the issuance of 45,000 shares of Series A Convertible Preferred Stock which proceeds will be used to repay the notes, or the date that the Securities and Exchange Commission notifies the Company that it will not be reviewing the information statement. Under the terms of the Securities Purchase Agreement, the private placement investors will subsequently receive the 45,000 shares of Series A Convertible Preferred Stock, which shares will have a par value of $.10 per share, a liquidation preference equal to $1,000 per share (the original purchase price per share) plus accrued and unpaid dividends per share, and will be convertible into common stock at a conversion price equal to $9.54 per share of common stock. This conversion price and the exercise price of the Warrants issued with the notes are and will be subject to certain anti-dilution adjustments. The issuance of the Series A Convertible Preferred Stock and of the Warrants could also cause the issuance of greater than 20% of the Company’s outstanding shares of common stock upon the conversion of the Series A Convertible Preferred Stock and the exercise of the Warrants.

5. New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Pricing” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The effective date for this standard is for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 in 2006 did not have an impact on our unaudited condensed consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance date to adopt SFAS 123R effective January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, except that entities also are allowed to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company has chosen to use the “modified prospective” method as explained in Note 12 to these unaudited condensed consolidated financial statements.

6. Fair Value of Financial Instruments

The carrying amount of financial instruments including cash, cash equivalents, the majority of the accounts receivable, other current assets, accounts payable trade and other, accrued expenses and other liabilities, and notes payable to banks approximated fair value at March 31, 2006, because of the short maturity of these instruments. The carrying value of debt and most notes receivable approximated fair value at March 31, 2006 and December 31, 2005 based upon the present value of estimated future cash flows. As more fully described in Note 16, Debt and Financial Derivatives, the value of the Warrants issued with the $45 million of Notes to finance the Guardian acquisition, and the rights of the investors who bought the notes to exchange the notes for Series A Convertible Preferred Stock, as provided for in the Securities Purchase Agreement, were valued using an appropriate option model and recorded as a discount to the Notes face value at issuance.

7. Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2006	December 31, 2005
	(dollars in thousands)
Materials division trade accounts	$2,389	$3,302
Construction division trade accounts receivable, including retainage	8,058	7,874
Construction division trade accounts, including retainage, related party	652	469
Security division trade accounts	7,762	4,186
Due from sellers and other receivables	1,858	3,750
Due from employees	19	248

Allowance for doubtful accounts	(1,497)	(1,785)

Total accounts receivable including related party, net	$19,241	$18,044

	March 31, 2006	December 31, 2005
	(dollars in thousands)
Allowance for doubtful accounts:
Beginning balance	$1,785	$2,785
Allowance charged to operations, net	58	320
Allowance obtained through acquisitions	222	293
Direct write-downs charged to the allowance	(18)	(1,613)
Allowance disposed through divestiture	(550)	—

Ending balance	$1,497	$1,785

Recovery of previously written off receivables:	$—	$10

The Construction division’s trade accounts receivable includes retention billings of $2.8 and $1.7 million as of March 31, 2006 and December 31, 2005, respectively.

8. Inventories

	March 31, 2006	December 31, 2005
	(dollars in thousands)
Security services inventory – component parts	$2,019	$910
Security services work in process	678	390
Aggregates and sand	578	847
Block, cement, and material supplies	414	530
Other construction and materials	106	215

	$3,795	$2,892

9. Income Tax

In February 2006, one of the Company’s Antiguan subsidiaries declared and paid a $3.6 million gross dividend, of which $1.2 million was withheld for Antiguan withholding taxes. The withholding taxes were deemed paid by utilization of a portion of a $7.5 million tax credit received as part of a Satisfaction Agreement which was entered into between the Company, its Antiguan subsidiaries and the Government of Antigua and Barbuda in December of 2004. Accordingly, in the first quarter of 2006, the Company recognized a non-cash foreign tax expense in the amount of $ 1.2 million, which was offset by deferred tax benefit of $0.6 million associated with a net operating loss generated by the Company’s construction operations in the Virgin Islands and the utilization of a $0.6 million foreign tax credit.

10. Net Loss Per Share

Basic earnings-per-share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, by application of the treasury stock method. No options were included in the computations of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common shares.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(dollars in thousands)
(Loss) from continuing operations	$(10,560)	$(2,468)
Income from discontinued operations	1,789	903

Net (loss) income	$(8,771)	$(1,565)

Weighted average shares outstanding	6,006,156	5,758,741
Dilutive effect of:
Options and employee stock options	—	—
Diluted weighted average number of shares outstanding	6,006,156	5,758,741

(Loss) from continuing operations
Basic	$(1.76)	$(0.43)
Diluted	$(1.76)	$(0.43)

Income from discontinued operations
Basic	$0.30	$0.16
Diluted	$0.30	$0.16

Net (loss) income per share
Basic	$(1.46)	$(0.27)
Diluted	$(1.46)	$(0.27)

For additional disclosures regarding the employee stock options, see the Company’s 2005 Form 10-K

11. Comprehensive Loss

The Company’s total comprehensive loss, comprised of net loss and foreign currency translation adjustments, for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(dollars in thousands)
Net loss	$(8,771)	$(1,565)
Other comprehensive loss
Foreign currency translation adjustments	(6)	(243)

Total comprehensive loss	$(8,777)	$(1,808)

12. Stock-Based Compensation

The Company adopted stock option plans for officers and employees in 1986, 1992 and 1999, and amended the 1999 plan in 2003. While each plan terminates 10 years after the adoption date, issued options have their own schedule of termination. Until 1996, 2002 and 2009, options to acquire up to 300,000, 350,000, and 600,000 shares, respectively, of common stock may be granted at no less than fair market value on the date of grant. Upon exercise, shares of new common stock are issued by the Company.

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

In December 2004, the FASB issued SFAS 123R , “Shared-Based Payment” a revision of SFAS 123. In March 2005, the SEC issued Staff Bulletin No. 107 regarding it interpretation of SFAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for annual periods beginning after June 15, 2005.

As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Accordingly the Company’s audited financial statements for prior periods have not been restated to reflect the adoption of SFAS 123R.

For the three months ended March 31, 2005, the Company did not issue any new option grants. During the same period, 45,620 options were exercised with an intrinsic value of $530,189 and 14,000 options vested with a fair value of $115,540.

For the three months ended March 31, 2006, the Company recognized $117,170 of non-cash compensation expense (included in Selling, General and Administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations) attributable to stock options vested subsequent to December 31, 2005. There were no option grants in the three months ended March 31, 2006. As of March 31, 2006, the Company had $119,651 of unrecognized pre-tax non-cash compensation expense which will be recognized within the next 3.5 years. Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options was generally not recognized in determining net income and pro forma impact of compensation cost related to stock options was disclosed. The Company used the Black-Scholes option-pricing model and straight line-line amortization of compensation expense over the requisite service period of the grant. The following is a summary of the assumptions used:

Risk-free interest rate	2.00% - 3.60%
Expected dividend yield	—
Expected term	4 -6 years
Expected volatility	25.00% - 33.82%

The Company’s pro forma net loss and pro forma net loss per share were as follows for the three months ended March 31, 2005:

Three Months Ended March 31, 2005
(dollars in thousands)
Net (loss) income, as reported	$(1,565)
Deduct
Stock-based employee compensation expense determined under fair value based Method for all awards, net of taxes	(25)

Net (loss) income, as adjusted	$(1,590)

Earnings per share:
Basic, as reported	$(0.27)
Diluted, as reported	(0.27)

Basic, as adjusted	(0.28)
Diluted, as adjusted	(0.28)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of stock option activity is as follows for the three months ended March 31, 2006:

	Employee Plans
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2005	436,810	$5.68
Granted	—	$—
Exercised	(12,485)	$4.81
Forfeiture	—	$—
Expired	—	$—

Options outstanding at March 31, 2006	424,325	$5.75	4.99	$1,680
Options exercisable at March 31, 2006	335,932	$4.89	4.02	$1,620

Available for future grant	5,000

	Director Plan
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2005	8,000	$9.38
Granted	—	$—
Exercised	—	$—
Forfeiture	—	$—
Expired	—	$—

Options outstanding at March 31, 2006	8,000	$9.38	0.16	$3
Options exercisable at March 31, 2006	8,000	$9.38	0.16	$3

Available for future grant	—

13. Segment Reporting

The following sets forth the revenue and income before income taxes for each of the Company’s business segments for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(dollars in thousands)
Revenue (including inter-segment)
Construction	$8,942	$9,316
Materials	5,033	4,592
Security	10,603	2,013
Other	298	142
Elimination of inter-segment revenue	(278)	(65)

Total Revenue	$24,598	$15,998

Operating income
Construction	$(2,769)	$1,953
Materials	(161)	(1,906)
Security	(1,317)	58
Other	129	(4)
Unallocated corporate overhead	(2,375)	(664)

Total operating loss	$(6,493)	$(563)

Other (expense) income, net	(2,090)	39

Net loss from continuing operations before income taxes	$(10,560)	$(524)

	March 31, 2006	December 31, 2005
Assets
Construction	$32,646	$30,861
Materials	5,053	14,544
Security	190,248	114,483
Other	15,785	5,579

	$243,732	$165,467

14. Pension

The Company maintains an accrual for retirement agreements with Company executives and certain other employees. This accrual is based on the life expectancy of these persons and an assumed weighted average discount rate of 5.04%. Should the actual longevity vary significantly from the United States insurance norms, or should the discount rate used to establish the present value of the obligation vary, the accrual may have to be significantly increased or diminished at that time. The net pension cost of the Company’s pension plans in the first quarter of 2006 and 2005 was as follows:

	US Pension
	Three Months Ended
	March 31, 2006	March 31, 2005
	(dollars in thousands)
Discount Rate	5.0%	5.2%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	0.0%	0.0%
Service cost	$22	$21

Net pension costs	$(136)	$168

As a result of the divestiture of the Antiqua materials operations, the Company has no remaining foreign retirement plan.

15. Business and Credit Concentrations

The Company’s customer base for the security services division is primarily located in the states of Florida and New York. No single customer within the security services division accounted for more than 10% of total sales or accounts receivable.

The Company’s customer base for the construction and materials divisions are primarily located in the Caribbean with the most substantial credit concentration within the Construction division. Typically, customers within this division engage the company to develop large marinas, resorts and other site improvements and consequently, make up a larger percentage of total sales. No single customer within the construction and materials division accounted for more than 10% of total revenue.

For the three months ended March 31, 2006 and 2005, the Company reported revenue for one Bahamian customer of 0.7% and 16.3% of total revenue, respectively. As of March 31, 2006, the ongoing project for the above mentioned customer had backlog of $0.2 million. A subsidiary of the Company and two of the Company’s directors are minority partners, and the same director is a member of the managing committee of the entity developing this project.

For the period ended March 31, 2006, there were receivables from the customer mentioned above that represented 6.4% of consolidated receivables. The total receivable balance from this customer is made up of accounts receivable of $0.3 million and notes receivable of $1.3 million. As of December 31, 2005, the total receivable from this customer was $2.5 million consisting of $0.3 million of current accounts receivable and $2.2 million of notes receivable. An additional customer related to a construction project in the Bahamas represented 7.2% or $1.8 million of the consolidated trade receivables. Of this balance, $0.9 million is retention and $0.4 million relates to our utility division. For the period ended March 31, 2006, there were no receivables from a single customer that represented more than 10% of total receivables. Although receivables are generally not collateralized, the Company may place liens or their equivalent in the event of nonpayment. The Company estimates an allowance for doubtful accounts based on the creditworthiness of customers as determined by specific events or circumstances and by applying a percentage to the receivables within a specific aging category.

16. Debt and Financial Derivatives

In order to finance the acquisition of Guardian, on March 6, 2006, the Company issued to certain investors under the terms of a Securities Purchase Agreement (the “SPA”), dated as of February 10, 2006, an aggregate principal amount of $45 million of notes (the “Notes”) along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share (the “Warrants”). The Company also increased the amount of availability under the CapitalSource revolving credit facility from $70 million to $100 million and used $35.6 million under this facility together with the net proceeds from the issuance of the Notes and Warrants to purchase Guardian and repay the $8 million CapitalSource Bridge Loan. As of March 31, 2006, the Company had $9.5 million of unused availability on the $100 million CapitalSource credit facility. Additionally, based on the credit facilities formula for availability to borrow, we had $2.8 million of additional borrowing capacity against the $9.5 million of availability as of March 31, 2006.

The Notes accrue interest, which is payable at maturity, at 8% per annum and mature on the earlier of September 15, 2006 or the date the Company obtains shareholder approval for issuance of the Preferred Stock shares defined below but no later then January 1, 2007. The allowable circumstances for the maturity date to extend beyond September 15, 2006 to January 1, 2007 must arise from the time which may be required for the Securities and Exchange Commission to complete its review, of an Information Statement to be filed with the Commission on Schedule 14C and the delivery of the Information Statement to the Company’s shareholders in connection with the issuance of the Series A Convertible Preferred Stock (the “Preferred Stock”). The Company currently anticipates that in accordance with the terms of the SPA the private placement investors will purchase an aggregate of 45,000 shares of the Preferred Stock, par value $.10 per share, to be issued by the Company with a liquidation preference equal to $1,000 per share (the original purchase price per share) plus accrued and unpaid dividends per share, and convertible into common stock at a conversion price equal to $9.54 per share. The conversion price and the exercise price of the Warrants are subject to certain anti-dilution adjustments.

The creation of a new class of preferred stock is subject to shareholder approval under Florida law, while, the issuance of the Preferred Stock and common stock Warrants and the subsequent issuance of shares of common stock issuable upon conversion of the Preferred Stock, the exercise of the common stock Warrants or distribution of any dividends paid in the form of common stock on the Series A convertible preferred stock, which could, upon issuance, equal an amount that is 20% or more of the Company’s common stock outstanding prior to the date of issuance, requires shareholder approval under the rules of Nasdaq. On February 10, 2006, holders of more than 50% of the Company’s common stock approved the amendment to the Company’s Articles of Incorporation creating a new class of preferred stock, the issuance of the Preferred Stock and the subsequent issuance of shares of common stock issuable upon conversion of the Preferred Stock, the exercise of the common stock Warrants or distribution of any dividends paid in the form of common stock on the Preferred Stock; however, this approval will not be effective until the Securities Exchange Commission rules and regulations relating to the delivery of an information statement on Schedule 14C to the Company’s shareholders have been fully satisfied. The Company anticipates that the sale of the shares of Preferred Stock will take place on or before September 15, 2006 but not later than January 1, 2007. On February 10, 2006, the holders of 3,082,640 shares of the Company’s issued and outstanding common stock, representing approximately 51.4% of the votes entitled to be cast at a meeting of the Company’s shareholders, executed a written consent approving the amendment to the Company’s Articles of Incorporation and the private placement and the issuance of the Preferred Stock and the common stock Warrants. These shareholders have also entered into an irrevocable voting agreement under the terms of which they have agreed to vote the shares they represent in favor of the same matters when these matters are submitted to a vote of the Company’s shareholders. The approval by the shareholders will not become effective until such a time the Company has held a meeting for such purpose and we anticipate holding such a meeting 20 days from the date the Information Statement relating to this matter is mailed to the Company’s shareholders.

The Preferred Stock to be issued and the Warrants are subject to a registration rights agreement, which imposes significant penalties for failure to register the underlying common stock by a defined date as well as non-standard anti-dilution provisions. The conversion price of the Warrants and the Preferred Stock may be adjusted in certain circumstances, such as, if the Company pays a stock dividend, subdivide or combines outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution. Also, if the Company issues shares of common stock at a price below the fixed conversion price, the fixed conversion price of the convertible preferred stock will be reduced accordingly.

Derivative financial instruments, such as warrants and embedded derivative instruments of a host instrument, which risk and rewards of such derivatives are not clearly and closely related to the risk and rewards of the host instrument, are generally required to be bifurcated and separately valued from the host instrument with which they relate.

The following freestanding and embedded derivative financial instruments were identified with the issuance of the Notes: i) the Warrants, which is a freestanding derivative , and ii) the right to purchase the Preferred Stock upon issuance (“the Right to Purchase”), which is a freestanding derivative instrument within the SPA.

The following embedded derivatives have been identified within the Preferred Stock if and when it is issued: i) the ability to convert the Preferred Stock for common stock; ii) the option of the Company to satisfy dividends payable on the Preferred Stock in common stock in lieu of cash; iii) the potential increase in the dividend rate of the Preferred Stock in the event a certain level of net cash proceeds from the sale of the our construction and material division assets are not realized with in a specified time frame: and (iv) a change in control redemption right. The embedded derivatives within the Preferred Stock will be bifurcated and valued as a single compound derivative if and when the Preferred Stock is issued.

The Company valued the Warrants and the Right to Purchase at March 6, 2006, their date of issuance, using an appropriate option pricing model (“the Model”). The Model determined an $8.6 million aggregate value for these derivatives and this value has been recorded as derivative instrument liability and classified as current or long term in accordance with respective maturity dates. Since these derivatives are associated with the Note, the face value of the Notes have been recorded net of the $8.6 million attributed to these derivative liabilities. The $8.6 million will be accreted to the carrying value of the Notes, using the effective rate method, over the expected life of the Note, which is five (5) months. Accordingly, a non- cash charge amounting to $1.8 million has been recorded to interest expensed from the date of issuance through March 31, 2006. Additionally, the derivative liability amounts will be re-valued at each balance sheet date with the resulting change in value being recorded as a charge or credit to arrive at net income. From the date of issuance though March 31, 2006, an aggregate charge with respect to the re-valuation of these derivatives liabilities amounted to $0.5 million.

The Warrants, which were issued in connection with the issuance of the Notes, are detachable and have a three-year life expiring on March 6, 2009. The Rights to Purchase are deemed to be issued in connection with the issuance of the Notes, and have a life which expires on the date of the Preferred Stock is issued. The initial value determined on March 6, 2006 for the Warrants and Rights to Purchase, as determined by the Model amounted to $4.8 million and $3.7 million, respectively The Model assumptions for initial valuation of the Warrants and Rights to Purchase the Preferred Stock issuance date were a risk free rate of 4.77% and 4.77%, respectively, and volatility for the Company’s common stock of 50% and 30% respectively.

The Model assumptions for revaluation of the Warrants and Rights to Purchase at March 31, 2006, were a risk free rate of 4.83% and 4.77%, respectively, and volatility for the Company’s common stock of 50% and 30%, respectively.

In connection with entering into the Notes, Warrants and Preferred Stock arrangements, the Company paid fees totaling $ 3.7 million. Of the total $3.7 million, $3.4 million relates to the Preferred Stock and $0.3 million relates to the Notes and Warrants. The Company will record the amount associated with the Preferred Stock as a deferred offering cost until the issuance of the Preferred Stock. The Company will record the fee associated with the Notes and Warrants as additional interest expense using the effective interest rate method over the estimated life of the note, which is five months.

17. Commitments and Contingent Liabilities

In the fall of 2000, Virgin Islands Cement and Building Products, Inc. (“VICBP”), a subsidiary of the Company, was under contract with the Virgin Islands Port Authority (“VIPA”) for the construction of the expansion of the St. Croix Airport. During the project, homeowners and residents of the Yellow Cedar Housing Community, located next to the end of the expansion project, claimed to have experienced several days of excessive dust in their area as a result of the ongoing construction work and have claimed damage to their property and personal injury. The homeowners of Yellow Cedar have filed two separate lawsuits for unspecified damages against VIPA and VICBP as co-defendants. One suit, filed in the U.S. District Court for the District of the Virgin Islands by Mariepaul Antoine, Benjamin Ashe, et. al, vs. VIPA et. al, case #2001,63 R/F, seeks equitable relief from nuisance, specific performance and damages. The second suit, Louisa Williams et. al vs. VIPA et. al filed in the Territorial Court of the U.S.V.I. case #548/2000 seeks equitable relief from nuisance, specific performance and damages. In both cases, VICBP, as defendant, has agreed to indemnify VIPA for any civil action as a result of the construction work.

The Company has brought a declaratory judgment action in the District Court of the Virgin Islands to determine whether or not there is coverage under the primary policy.

Reliance Insurance Company (“Reliance”), the insurer for the primary general liability policy for VICBP during that period, has taken the legal position that “dust” is a pollutant and, therefore, the pollution exclusion clause applies and as a result denies liability insurance coverage to VICPA. The Pennsylvania Insurance Commissioner placed Reliance in rehabilitation in October 2001, and subsequently into liability insurance coverage to VICPA. The Pennsylvania Insurance Commissioner placed Reliance in rehabilitation in October 2001, and subsequently into liquidation. The Company has also presented claims under the policy to the Florida Insurance Guaranty Association, the V.I. Insurance Guaranty Association, the Pennsylvania Insurance Commissioner, and to the Company’s excess liability insurance carrier, Zurich Insurance Company. It is too early to predict the final outcome of this matter or to estimate the Company’s potential, if any, risk of loss.

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

In connection with financing the acquisition of Coastal Security Services in November 2005, the Company entered into a $70 million revolving credit agreement with CapitalSource Finance LLC replacing in full the CIT facility. The specific terms of the CapitalSource revolving credit facility are more specifically described in Note 3 of these unaudited condensed consolidated financial statements. The Company has signed a non-recourse performance guarantee with CapitalSource and pledged, as collateral, the Company’s stock in DSH. Subsequently, in connection with the March 2006 acquisition of Guardian, the Company increased the facility with CapitalSource to $100 million.

Additionally, under the terms of a Securities Purchase Agreement, dated as of February 10, 2006, an aggregate principal amount of $45 million of notes along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share and an expiration date of March 6, 2009 were issued. Under the terms of the Securities Purchase Agreement, that the private placement investors are to subsequently receive 45,000 shares of the Preferred Stock, which shares will have a par value $.10 per share, a liquidation preference equal to $1,000 per share (the original purchase price per share) plus accrued and unpaid dividends per share, and will be convertible into common stock at a conversion price equal to $9.54 per share of common stock. The specific terms of the Security Purchase Agreement, notes, warrants and Series A Convertible Preferred Stock are more specifically described in Note 16 to these unaudited condensed consolidated financial statements. In the event of certain triggering events, the interest rate of the Convertible Preferred Stock and the conversion rate can be changed. Those triggering events include i) leverage ratio targets that start at 6.5X reducing to 5X on specified dates; ii) failure of the registration Statement to be declared effective by the SEC 125 days after the Closing Date or 155 days if there is a full review by the SEC; iii) lapse of the registration statement or suspension of trading for 5 consecutive days or 10 days in any year period; iv) failure to achieve divestment proceeds from the sale of the construction and materials division assets before certain dates; and a change in control.

18. Discontinued Operations

On September 30, 2005, the Company and its wholly owned subsidiary, V.I. Cement & Building Products, Inc. completed the sale of its U.S. Virgin Islands material operations to Heavy Materials, LLC, a U.S. Virgin Islands limited liability company and private investor group (“Purchaser”), pursuant to an Asset Purchase Agreement dated as of August 15, 2005, for $10.7 million in cash plus the issuance of a promissory note (the “Note”) to the Company in the aggregate principal amount of $2.6 million. The Note has a term of three years bearing interest at 5% per annum with only interest being paid quarterly in arrears during the first 12 months and principal and accrued interest being paid quarterly (principal being paid in 8 equal quarterly installments) for the remainder of the term of the Note until the maturity date. The operating results of VI Cement & Building Products, Inc. have been reclassified in the 2006 unaudited condensed consolidated and 2005 Consolidated Statements of Operations as discontinued operations.

On March 2, 2006, we sold our wholly-owned subsidiary Antigua Masonry Products, Ltd. and its subsidiary, Antigua Cement Ltd (together “AMP”), pursuant to a Stock Purchase Agreement with A. Hadeed, a private investor, or his nominee and Gary O’Rourke, under which we completed the sale of all of the issued and outstanding common shares of AMP. In connection with this sale, the purchasers acknowledged that preferred shares of AMP with a face value equal to EC 1,436,485 (US $532,032) as of the date of the sale (collectively, the “Preferred Shares”) are outstanding and owned beneficially and of record by certain third parties and that such Preferred Shares are reflected as debt on AMP’s books and records. The purchasers further acknowledged that their acquisition of AMP was subject to the Preferred Shares and that the purchasers have sole responsibility of satisfying and discharging all obligations represented by such Preferred Shares, which represents an aggregate amount slightly in excess of $500,000. Under the terms of this Stock Purchase Agreement, the purchasers acquired 493,051 common shares of AMP for a purchase price equal to $5.1 million, subject to certain adjustments. Proceeds of $4.6 million were realized due to retention of cash on hand with AMP at the date of sale. This purchase price was paid entirely in cash. In addition, the transaction included transfers of certain assets from the Antigua operations to the Company, as well as pre-closing transfers to AMP of certain preferred shares in AMP that were owned by the Company. The purchasers agreed to pay all taxes incurred as a result of the sale. The operating results of AMP have been reclassified in the 2006 unaudited condensed consolidated and 2005 Consolidated Statements of Operations as discontinued operations.

The accompanying Unaudited Condensed Consolidated Financial Statements for all the periods presented have been adjusted to classify the U.S Virgin Islands and Antigua material operations as discontinued operations. Selected statement of operations data for the Company’s discontinued operations is as follows:

	Three months ended
	March 31, 2006	March 31,2005
	(dollars in thousands)
Total revenue	$2,588	$6,544

Pre-tax income from discontinued operations	$776	$690
Pre-tax gain on sale of AMP	1,013	—

Income before tax	1,789	690
Income tax (provision) benefit	—	213

Income from discontinued operations, net of income taxes	$1,789	$903

A summary of the total assets of discontinued operations recorded on the accompanying condensed consolidated balance sheet is as follows:

December 31, 2005
(dollars in thousands)
Accounts receivable, net of allowance	$808

Inventory	$460

Property and equipment, net	$4,441

Total Assets	$9,705

19. Off Balance Sheet Transactions

We have not guaranteed any other person’s or company’s debt, except as set forth above in “Contingent Liabilities.” We have not entered into any currency or interest options, swaps or future contracts, nor do we have any off balance sheet debts or transactions, except as disclosed above under “Commitments and Contingent Liabilities.”

We have no other off-balance sheet transactions where we are the obligors. Details regarding the Company’s other contingent liabilities are described fully in Note 17, Commitments and Contingent Liabilities, to the Company’s consolidated financial statements.

In addition, we may have exposure to liability in connection with pending disputes in which the Company is involved; see “Part II Item 1. Legal Proceedings”

20. Liquidity

As of March 31, 2006, the Company’s liquidity and capital resources included cash and cash equivalents of $13.6 million, negative working capital of $33.7 million and available lines of credit of $2.8 million. Total outstanding liabilities were $188.7 million as of March 31, 2006, compared to $101.8 million as of December 31, 2005. The negative working capital results from our current liabilities, including $38.0 million of notes payable and $10.1 million of derivative instruments. The $10.1 million of derivative instruments, which is more fully described in Note 16 of the unaudited condensed consolidated financial statements, are recorded as debt discount and will be accreted over the expected term of the notes, or 5 months. The Company expects that the notes payable will be exchanged for Series A Convertible Preferred Stock which are more fully described below. If the notes are not exchanged as expected, they become due and payable on January 1, 2007. In such an event, the Company would have to identify and obtain financing to fund the maturity of the notes. The Company believes that the exchange of the notes for the Series A Convertible Preferred Stock will occur as a result of the actions described in management’s discussion and analysis of liquidity and capital resources for the three month period ended March 31, 2006. Excluding the notes payable and financial derivatives, the Company has $14.4 million of working capital as of March 31, 2006.

21. Subsequent Events

On May 2, 2006, the Company completed the sale of the fixed assets and substantially all of the inventory of its Joint Venture assets of Puerto Rico Crushing Company (“PRCC”), to Mr. Jose Criado, through a company controlled by Mr. Criado for a purchase price of $700,000 cash and a two-year 5% note in an amount equal to the value of the inventory as of the closing date. Additionally, as part of the sale agreement, Mr. Criado assumes substantially all employee—related severance costs and liabilities arising from the lease agreement (including reclamation and leveling) for the quarry land. The net proceeds of the sale approximated the net book value of the related assets after giving effect to an impairment charge of approximately $1.0 million recorded by the Company on the long-lived assets of PRCC at December 31, 2005.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, as well as the financial statements and related notes included in the Company’s 2005 Form 10-K. Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results, including our revenues from our electronic security services and construction and materials operations, expenses, gross margins, cash flows, financial condition, and net income, as well as factors such as our competitive position, inventory levels, backlog, the demand for our products and services, customer base and the liquidity and needs of customers, may differ materially from those contemplated by the forward-looking statements or those currently being experienced by the Company for a number of reasons, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and the following:

•	The strength of the construction economies on various islands in the Caribbean, primarily in the Sint Maarten, St. Martin, and the Bahamas. Our business is subject to economic conditions in our markets, including recession, inflation, deflation, general weakness in construction and housing markets and changes in infrastructure requirements.

•	Our ability to maintain mutually beneficial relationships with key customers. We have a number of significant customers. The loss of significant customers, the financial condition of our customers or an adverse change to the financial condition of our significant customers could have a material adverse effect on our business or the collectibility of our receivables.

•	Unforeseen inventory adjustments or significant changes in purchasing patterns by our customers and the resultant impact on manufacturing volumes and inventory levels.

•	Adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors’ risk profiles. We have businesses in various foreign countries in the Caribbean. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar. We believe our most significant foreign currency exposure is the Euro.

•	The electronic security services and materials divisions operate in markets which are highly competitive on the basis of price and quality. We compete with local suppliers of ready-mix, and foreign suppliers of aggregates and concrete block. Competition from certain of these manufacturers has intensified in recent years and is expected to continue. The construction division has local and foreign competitors in its markets. Customer and competitive pressures sometimes have an adverse effect on our pricing.

•	Our foreign operations may be affected by factors such as tariffs, nationalization, exchange controls, interest rate fluctuations, civil unrest, governmental changes, limitations on foreign investment in local business and other political, economic and regulatory conditions, risks or difficulties.

•	The effects of litigation, environmental remediation matters, and product liability exposures, as well as other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

•	Our ability to generate sufficient cash flows to support capital expansion, business acquisition plans and general operating activities, and our ability to obtain necessary financing at favorable interest rates.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions, and restrictions on repatriation of foreign investments.

•	The outcome of the compliance review for our past EDC benefits and the application for the extension of those benefits in the U.S. Virgin Islands.

•	The impact of unforeseen events, including war or terrorist activities, on economic conditions and consumer confidence.

•	Interest rate fluctuations and other capital market conditions.

•	Construction contracts with a fixed price sometimes suffer penalties that cannot be recovered by additional billing, which penalties may be due to circumstances in completing construction work, errors in bidding contracts, or changed conditions.

•	Adverse weather conditions, specifically heavy rains or hurricanes, which could reduce demand for our products.

•	Our ability to execute and profitably perform any contracts in the water desalination or sewage treatment business.

•	Our ability to find suitable targets to purchase for the electronic security services division and to implement our business plan in this industry, effectively integrate acquired Businesses and operate and grow acquisitions in the electronic security services businesses that would maximize profitability.

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

Critical Accounting Policies and Estimates

The Company’s discussion of its financial condition and results of operations is an analysis of the condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistently applied. Although the Company’s significant accounting policies are described in Note 1 of the notes to the Company’s consolidated financial statements included in its Consolidated Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the following discussion is intended to describe those accounting policies and estimates most critical to the preparation of the Company’s unaudited condensed consolidated financial statements. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowance for credit losses, inventories and loss reserve for inventories, cost to complete construction contracts, assets held-for-sale, intangible assets, changes in derivative instrument value, income taxes, taxes on un-repatriated earnings, warranty obligations, impairment charges, business divestitures, pensions, deferral compensation and other employee benefit plans or arrangements, environmental matters, and contingencies and litigation. The Company bases its estimates on historical experience and on various other factors that the Company believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue in the security division for repair and installation services, for which no monitoring contract is connected, is recognized when the services are performed.

Revenue in the security division for monitoring services is recognized monthly as services are provided pursuant to the terms of subscriber contracts, which have prices that are fixed and determinable. We assess the subscriber’s ability to meet the contract terms, including meeting payment obligations, before entering into the contract. Nonrefundable installation charges and a portion of related direct costs to acquire the monitoring contract, such as sales commissions, are deferred and recognized over the estimated life of a new subscriber relationship, which we have estimated at 10 years. If the site being monitored is disconnected prior the original expected life is completed, the unamortized portion of the deferred installation and direct costs to acquire are expensed.

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

We maintain allowances for doubtful accounts for estimated losses resulting from management’s review and assessment of our customers’ ability to make required payments. We consider the age of specific accounts and a customer’s payment history. For our construction and materials divisions, specific collateral given by the customer to secure the receivable is obtained when we determine necessary. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

We determine the lives of goodwill and other intangible assets acquired in a purchase business combination. Some of these assets, such as goodwill, which we determine to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB 142. This testing is based on subjective analysis and may change from time to time. We tested goodwill and other intangible assets for impairment on June 30, 2005 and will test for impairment annually each June 30. Other identifiable intangible assets with estimated useful lives are amortized over their respective estimated useful lives. The review of impairment and estimation of useful life is subjective and may change from time to time.

Customer accounts are stated at fair value based on the discounted cash flows over the estimated life of the customer contracts and relationships. The Company uses independent appraisal firms to perform a valuation study at the time of acquisition to determine the value and estimated life of customer accounts purchased in order to assist management in determining an appropriate method in which to amortize the asset. The amortization life is based on historic analysis of customer relationships combined with estimates of expected future revenues from customer accounts. The Company amortizes customer accounts on a straight-line basis over the expected life of the customer accounts, which varies from 4 to 17, years and records an additional charge equal to the remaining unamortized value of the customer account for accounts which discontinued service before the expected life. The additional charge for discontinued accounts is equal to the remaining net book value of the customer contract and relationship for the specific customer account canceled.

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

The EDC completed a compliance review on one of our subsidiaries in the US Virgin Islands on February 6, 2004. The compliance review covered the period from April 1, 1998 through March 31, 2003 and resulted from our application to request an extension of tax exemptions from the EDC. We are working with the EDC to resolve the issues. One of those issues is whether certain items of income qualified for exemption benefits under our then-existing tax exemption, including notice of failure to make gross receipts tax payments of $505,000 and income taxes of $2.2 million, not including interest and penalties. This is the first time that a position contrary to our or any position on this specific issue has been raised by the EDC. In light of these recent events, and based on discussions with legal counsel, we established a tax accrual at December 31, 2003 for such exposure which approximates the amounts set forth in the EDC notice. In September 2005 and 2004, the statute of limitations with respect to the income tax return filed by us for the year ended December 31, 2001 and 2000, respectively, expired. Accordingly, in the third quarter of 2005 and 2004, we reversed $37,440 and $2.3 million, respectively, of the tax accrual established at December 31, 2003. We will work with the EDC regarding this matter and if challenged by the U.S. Virgin Islands taxing authority, would vigorously contest its position.

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

Freestanding and embedded financial instrument derivatives, which have been identified in connection with financial instruments issued, are valued at the time of issuance using an appropriate option pricing model and recorded as an asset or liability based upon the terms and conditions of the derivative instrument identified. When a host instrument contains more than one embedded derivative, and these derivatives require bifurcation, the bifurcated derivative instruments are valued as a single compound derivative instrument. The valuation model utilized requires assumptions related to the remaining term of the derivative instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the respective derivative instrument. The derivative liability instruments which are identified are re-valued at the end of each reporting period utilizing the same model used to value the derivative instruments at the time of issuance, and the changes in the fair value of the derivatives are recorded as charges or credits to income in the period in which the changes occur. When a derivative instrument is classified as a liability, and is connected with a host instrument obligation, the related host instrument obligation to be recorded after taking into account the value of the derivative instrument (the “Discount”). In addition, the Discount is accreted to the face value of the respective host instrument obligation, utilizing the effective rate method, and accordingly an additional non-cash charge, is recorded as interest expense or a reduction of net income to arrive at income attributable to common shareholders depending on the respective balance sheet classification of the host instrument obligation.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance date to adopt SFAS 123R effective January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, except that entities also are allowed to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company has chosen to use the “modified prospective” method as explained in Note 12 to these unaudited condensed consolidated financial statements.

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

Comparison Of Three Months Ended March 31, 2006 With Three Months Ended March 31, 2005

Summary

In the first quarter of 2006, our consolidated revenue from continuing operations amounted to $24.6 million, an increase of $8.6 million, or approximately a 53.8% increase when compared to revenue in the first quarter 2005 of $16.0 million. This revenue increase was principally due to an increase of $8.6 million recorded by our Security Services division and $0.4 million recorded by our Materials division. The increase in Security division revenue was a result of our acquisitions of Starpoint Limited (“Starpoint”), Coastal Security (“Coastal”) and Guardian International, Inc. (“Guardian”), which occurred on February 28, 2005, November 10, 2005 and March 6, 2006, respectively. These acquisitions were accounted for utilizing the purchase method of accounting. The results of these operations are included in our financial statements only from the respective acquisition dates. Operating loss for the first quarter 2006 increased $5.9 million to a $6.5 million loss when compared to a $0.6 million loss in the first quarter of 2005. This increase in operating loss of $5.9 million was principally due to an increase in gross profit of $4.6 million for our Security Services division offset by an increase in total operating expenses of $6.2 million, which amounts includes $3.4 million of amortization and impairment of acquired customer contracts and relationships, and an operating loss incurred by our Construction division amounting to $2.8 million in the first quarter of 2006, compared to operating income of $2.0 million during the comparable period in 2005. Other income (expense) decreased $4.1 million to a net expense of $4.1 million for the quarter ended March 31, 2006 from income of $39,000 for the same period in 2005. Net loss for the first quarter of 2006 increased $7.2 million to a net loss of $8.8 million when compared to a net loss for the first quarter of 2005 of $1.6 million.

Revenue

Our revenue from continuing operations during the first quarter of 2006 amounted to $24.6 million as compared to $16.0 million during the same period in 2005. This increase was primarily due to an increase of $8.6 million recorded by our Security Services division.

Revenue from our Security Services division amounted to $10.6 million for the first quarter of 2006 compared to $2.0 million for first quarter of 2005. This revenue increase arises as a result of our acquisitions of the electronic security services operations of Starpoint, Coastal and Guardian on February 28, 2005, November 10, 2005 and March 6, 2006, respectively. These acquisitions were accounted for utilizing the purchase method of accounting and the results of these operations are included in our financial statements only from their respective acquisition dates.

Our Construction division revenue decreased approximately 5.1% to $8.8 million during the first quarter of 2006, when compared to $9.3 million for the comparable period in 2005. This revenue was principally generated by construction contracts in the Bahamas and the Virgin Islands. Our backlog of contracts at March 31, 2006 was $15.8 million, involving 18 contracts. The Company expects that most of the $15.8 million backlog will be completed during 2006. The Company is actively bidding and negotiating additional projects in areas throughout the Caribbean and, since March 31, 2006, the division has added $4.9 million of additional construction contracts or change orders.

Our Materials division revenue for the quarter ended March 31, 2005 compared to the comparable period in 2005 increased $0.4 million or 9.6% to $5.0 million from $4.6 million for the first quarter of 2006 and 2005, respectively. Following the completed sale of the US Virgin Islands, Antigua and Puerto Rico materials operations, which were completed on September 30, 2005, March 2, 2006 and May 2, 2006 respectively, our Materials division consists solely of our quarry and concrete and aggregates operation on the island of St. Martin. Revenue for our St Martin operations for the first quarter of 2006 compared to the first quarter of 2005 increased $0.3 million to $4.3 million from $4.0 million for the three months ended March 31 2005 and 2006, respectively, and was attributable to an increase in sales of aggregates and concrete.

Other revenue in the first quarter consisted of $182,000 associated with our DevMat utilities services joint venture.

Cost of Revenues

Cost of Security as a percentage of Security Services revenue was 45.3% for the first quarter of 2006 compared to 40.1% for the first quarter of 2005, or a difference of 5.2%. The difference in cost of revenues for the first quarter of 2006 compared to the first quarter of 2005 is not directly comparable as a percentage of revenue due to the increase in revenues and related costs of acquired businesses in the first quarter of 2006. Included in the cost of security are the direct costs incurred to monitor and service security systems installed at subscriber premises, as well as the net direct costs incurred with the installation of new security systems, after taking into consideration the effects of Staff Accounting Bulletin No. 104.

Cost of Construction as a percentage of Construction revenue increased 51.1% to 120.0% during the first quarter of 2006 from 68.9% percent during the same period in 2005. The increase is mainly attributed to a projected $1.0 million increased loss to complete on a marina project in the Virgin Islands, which is scheduled to be completed in the third quarter of 2006, and a $0.3 million loss on a dredging job due to delays and expenses not reimbursed under the contract with the customer. In addition, current construction jobs are operating at lower margins than the first quarter of 2005.

Cost of Materials as a percentage of Materials revenue decreased to 91% during the first quarter of 2006 from 94% during the same period in 2005. This was the result of increased revenue per yard on our cement sales and due to increased volume for our quarry operations.

Operating Expenses

Selling, general and administrative expense (“SG&A expense”) combined with severance and retirement increased $6.1 million during the first quarter of 2006 to $11.1 million when compared to $5.0 million for the comparable period in 2005. The increase of $6.1 million was due to increases in the Security Services division of $6.0 million resulting from the acquired businesses of Starpoint, Coastal and Guardian combined with a charge to severance of $0.3 million, and an increase of other unallocated corporate overhead of $0.7 million. Included in the $6.0 million of operating expenses is $3.4 million of non-cash charges for amortization and impairment of acquired customer contracts and relationships in accordance with FASB No. 142. The unallocated corporate overhead was mainly due to increased legal and consulting fees of $0.4 million in the first quarter of 2006 compared to the same period in 2005.

Operating Income (Loss)

Operating loss for the first quarter of 2006 amounted to $6.5 million compared to an operating loss of $0.6 million for the comparable period in 2005, or an increased loss of $5.9 million. The increased loss was mainly attributable to the reduced profitability of construction jobs, resulting in a reduction in Construction division gross profit of $4.7 million, combined with the increased legal, consulting and severance costs included in operating expenses of $0.7 million.

Other Income (expense)

Other income (expense) amounted to a $4.1 million expense for the first quarter of 2006 compared to income of $39,000 for the same period in 2005. This $4.1 million expense is due to an increase in interest expense of $3.8 million resulting from increased debt issued to finance the acquisitions of Starpoint, Coastal and Guardian; respectively; a $1.5 million change in fair market value associated with the derivative liability which was issued in connection with financing the acquisition of Guardian; offset by the recognition of an additional $1.2 million benefit from the December 2004, settlement of a note receivable from the Antigua and Barbuda government.

Income Taxes

Income tax benefit (expense) was a benefit of $49,000 for the first quarter ended March 31, 2006 compared to an expense of ($1.9) million for the same quarter in 2005. In February 2006, one of the Company’s Antiguan subsidiaries declared and paid a $3.6 million gross dividend, of which $1.2 million was withheld for Antiguan withholding taxes. The withholding taxes were deemed paid by utilization of a portion of a $7.5 million tax credit received as part of a Satisfaction Agreement which was entered into between the Company, its Antiguan subsidiaries and the Government of Antigua and Barbuda in December of 2004. Accordingly, in the first quarter of 2005, the Company recognized a non cash foreign tax expense in the amount of $ 1.2 million which was offset by deferred tax benefit of $0.6 million associated with a net operating loss generated by the Company’s construction operations in the Virgin Islands and the utilization of $0.6 million of foreign tax credit.

Liquidity and Capital Resources

We generally fund our working capital needs from operations and bank borrowings. In the electronic security services business, monitoring services are typically billed in advance on either a monthly, quarterly or annual basis. Installations of new security systems for residential customers typically result in a net investment in the customer, whereas installations of new security systems for commercial projects typically have neutral to positive cash flow. In the construction business, we expend considerable funds for equipment, labor and supplies. In the construction division, our capital needs are greatest at the start of a new contract, since we generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is usually withheld as retainage until the work is complete. We have historically provided long term financing to certain customers who have previously utilized our construction services. During the first quarter of 2006 and 2005, we financed no construction contracts and $1.6 million of construction contracts, respectively. Repayments by customers are due at different times within the next three years. Accounts receivable for the materials operation are typically established with terms between 30 and 45 days. Our business requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs.

We believe our cash flow from operations, existing working capital and funds available from lines of credit are adequate to meet our operating needs in 2006. Historically, we have used a number of lenders to finance a portion of our machinery and equipment purchases. At March 31, 2006, there were no amounts outstanding to these lenders.

For certain new contracts, our construction customers require we issue a bid or performance bond for the value of a contract. Bonding company’s use, among other measures, tangible net worth or asset value determine eligibility for underwriting the bonds. Because of the value of intangible assets acquired in our security services acquisitions, we no longer qualify under the requirements of bonding companies. Although we believe this may prevent us from obtaining certain contracts in the future, we believe our experience and existing presence in the Caribbean geographic area will provide an adequate level of comfort to allow our backlog of construction contracts to remain stable. We have on occasion been required to provide a guarantee of performance by Devcon International, Corp, our parent company to obtain a contract.

As of March 31, 2006, our liquidity and capital resources included cash and cash equivalents of $13.6 million, negative working capital of $33.7 million and available lines of credit of $2.8 million. Total outstanding liabilities were $188.7 million as of March 31, 2006, compared to $101.8 million as of December 31, 2005. The negative working capital results from our current liabilities, including $38.0 million of notes payable and $10.1 million of derivative instruments. The $10.1 million of derivative instruments, which is more fully described in Note 16 of the unaudited condensed consolidated financial statements, are recorded as debt discount and will be accreted over the expected term of the notes, or 5 months. We expect that the notes payable will be exchanged for Series A Convertible Preferred Stock which are more fully described below. If the notes are not exchanged as expected, they become due and payable on January 1, 2007. In such an event, the Company would have to identify and obtain financing to fund the maturity of the notes. The Company believes that the exchange of the notes for the Series A Convertible Preferred Stock will occur as a result of the actions described below. Excluding the notes payable and financial derivatives, the Company has $14.4 million of working capital as of March 31, 2006.

Cash flow provided by operating activities for the quarter ended March 31, 2006 was $3.2 million compared with a use of $2.4 million for the same quarter in 2005. The primary sources of cash for operating activities during the quarter was accounts receivable and notes receivable of $1.7 million. The primary use of cash from operating activities was a decrease in accounts payable, accrued expenses and other liabilities of $1.5 million and other long term liabilities of $0.8 million.

Our accounts receivable averaged 58 days of sales outstanding (DSO) as of March 31, 2006. This is an increase of 15 days compared to 43 days at the end of December 2005. Our security services segment averaged 40 days, while our construction segment and St Martin materials operations averaged 98 and 41 days respectively.

On June 6, 1991, the Company issued a promissory note in favor of Donald L. Smith, Jr., a director and former Chairman and Chief Executive Officer, in the aggregate principal amount of $2.1 million. The note provided that the balance due under the note was due on January 1, 2004, but this maturity date was extended by agreement between Mr. Smith and the Company to October 1, 2005. The note is unsecured and bears interest at the prime rate. Presently $1.7 million is outstanding under the note. The balance under the note becomes immediately due and payable upon a change of control (as defined in the note). However, under the terms of a guarantee dated March 10, 2004, by and between the Company and Mr. Smith where Mr. Smith guarantees a receivable from Emerald Bay Resort amounting to $2.2 million, Mr. Smith must maintain collateral in the amount of $1.8 million. The note defines a “change of control” as the acquisition or other beneficial ownership, the commencement of an offer to acquire beneficial ownership, or the filing of a Schedule 13D or 13G with the SEC indicating an intention to acquire beneficial ownership, by any person or group, other than Mr. Smith and members of his family, of 15% or more of the outstanding shares of the Company’s common stock.

The Company has entered into retirement agreements with certain existing and retired executives of the Company. The net present value of future liabilities for these arrangements as of March 31, 2006 was $3.5 million, of which $1.7 million is for the former Chairman. The Company has used an average discount rate of 5.0 percent and standard mortality tables to estimate these liabilities.

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

On March 6, 2006, pursuant to the terms of that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 9, 2005, we and Devcon Acquisition, Inc., an indirect wholly-owned subsidiary of the Company, completed a merger (the “Merger”) in which we acquired all of the outstanding capital stock of Guardian, for an estimated aggregate purchase price of $65.5 million in cash.

In order to finance the Merger, on March 6, 2006, we also (i) closed a private placement of the Notes described below and Warrants under the terms of a Securities Purchase Agreement, and (ii) through DSH, increased our credit line (the “Credit Agreement”) from $70 million to $100 million under our revolving credit facility with CapitalSource. Most of the proceeds from the Notes, the Warrants and the draw down under the increased Credit Agreement were used to acquire Guardian. The remaining proceeds were used to repay the $8 million CapitalSource Bridge Loan, which was issued in November 2005, and for general corporate purposes, including working capital. As of March 31, 2006, and following the acquisition of Guardian, we had $9.5 million unused availability on our $100 million CapitalSource credit facility. Additionally, based on the credit facilities formula for availability to borrow, we had $2.8 million of additional borrowing capacity against the $9.5 million of availability as of March 31, 2006.

As noted above, on March 6, 2006, we issued to certain investors under the terms of a Securities Purchase Agreement, dated as of February 10, 2006, an aggregate principal amount of $45 million of notes along with warrants to acquire an aggregate of 1,650,943 shares of our common stock at an exercise price of $11.925 per share. The notes bear interest at a rate equal to 8% per annum (which rate increases to 18% per annum in the event we fail to make payments required under the notes when due).

We anticipate that, pursuant to the terms of the Securities Purchase Agreement, the private placement investors will subsequently receive an aggregate of 45,000 shares of Series A convertible preferred stock (“Series A Convertible Preferred Stock”), par value $0.10 per share, of Devcon with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share for each share of Series A Convertible Preferred Stock. The conversion price of the Series A Convertible Preferred Stock and the exercise price of the Warrants will be subject to certain anti-dilution adjustments.

The issuance of the new Series A Convertible Preferred Stock and of the Warrants could also cause the issuance of greater than 20% of our outstanding shares of common stock upon the conversion of the Series A Convertible Preferred Stock and the exercise of the Warrants. Our Board has approved the creation of a new class of preferred stock and the creation of the Series A Convertible Preferred Stock, as well as the issuance of the Series A Convertible Preferred Stock and the Warrants. The creation of a new class of preferred stock is subject to shareholder approval under Florida law, while, the issuance of the Series A Convertible Preferred Stock and Warrants and the subsequent issuance of shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock, the exercise of the Warrants or distribution of any dividends paid in the form of common stock on the Series A Convertible Preferred Stock, which could, upon issuance, equal an amount that is 20% or more of our common stock outstanding prior to the date of issuance, requires shareholder approval under the rules of Nasdaq. On February 10, 2006, holders of more than 50% of our common stock approved the amendment to our Articles of Incorporation creating a new class of preferred stock, the issuance of the Series A Convertible Preferred Stock and the subsequent issuance of shares of common stock issuable upon conversion of the Series A convertible Preferred Stock, the exercise of the common stock Warrants or distribution of any dividends paid in the form of common stock on the Series A Convertible Preferred Stock; however, this approval will not be effective until the Securities Exchange Commission rules and regulations relating to the delivery of an information statement on Schedule 14C to our shareholders have been fully satisfied. The issuance of the shares of Series A Convertible Preferred Stock is expected to take place on or before September 15, 2006, but not later than January 1, 2007.

Related Party Transactions

The Company’s policies and codes provide that related party transactions be approved in advance by either the Audit Committee or a majority of disinterested directors.

The Company leases from the wife of Mr. Donald L. Smith, Jr., a Director and former Chairman and Chief Executive Officer of the Company, a 1.8-acre parcel of real property in Deerfield Beach, Florida. This property is being used for our equipment logistics and maintenance activities. The property is subject to a 5-year lease entered into on January 2002 providing for rent of $95,000 per year. This rent was based on comparable rental contracts for similar properties in Deerfield Beach, as evaluated by management.

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

•	As of January 1, 2003, the Company entered into a payment deferral agreement with the resort project whereby several notes, which are guaranteed partly by certain owners of the project, evidenced a loan totaling $2.0 million owed to the Company. Mr. Donald Smith, Jr. issued a personal guarantee for the total amount due under this loan agreement to the Company. The balance of the loan payable to the Company as of March 31, 2006, including accrued interest, is $1.7 million.

•	The Company has entered into construction contracts with the resort project. In late 2004, the Company entered into a $15.2 million contract, which contract has been increased to $15.9 million, to construct a marina and breakwater for the same entity. The resort project secured third party financing for this latter contract. The Company entered into a vertical construction contract with another entity for $3.0 million during the second quarter of 2005. Mr. Smith is a partner of this entity. In connection with currently active contracts on the project, the Company recorded revenues of $0.2 million and $3.7 million for the three months ended March 31, 2006 and March 31, 2005, respectively. As of December 31, 2005, the marina and breakwater contract was substantially complete.

•	The outstanding balance of trade receivables from the resort project was $0.3 million as of March 31, 2006 and December 31, 2005. The outstanding balance of note receivables was $1.3 and $2.2 million as of March 31, 2006, and December 31, 2005, respectively. The Company has recorded interest income of $31,078, and $102,000 for the three month period ended March 31, 2006 and 2005, respectively. The billings in excess of cost were $135,968 and $50,922 as of March 31, 2006 and December 31, 2005, respectively. Mr. Smith has guaranteed the payment of the receivables from the entity, up to a maximum of $3.0 million, including the deferral agreement described above.

•	In the second quarter of 2005, the Company entered into a construction contract to build a $3.0 million residence on Lot 22 of the resort project whereby certain investors in the entity owning and managing the resort provide the funding for the construction of the residence. At March 31, 2006, the Company recorded revenue of $0.8 million with backlog of $2.3 million in connection with this project. On March 31, 2006 and December 31, 2005, the receivable balance attributable to this job was $0.3 and $0.2 million, respectively. The billing in excess of cost was $129,200 on March 31, 2006 and the cost in excess billings was $20,247 on December 31, 2005.

On June 6, 1991, the Company issued a promissory note in favor of Donald Smith, Jr., a Director and former Chairman and Chief Executive Officer of the Company, in the aggregate principal amount of $2,070,000. The note provided that the balance due under the note was due on January 1, 2004, but this maturity date has been extended by agreement between Mr. Smith and the Company to October 1, 2006. The note is unsecured and bears interest at the prime rate. As of March 31, 2006 and December 31, 2005, $1.7 million is outstanding under the note. The balance under the note becomes immediately due and payable upon a change of control. The note defines a “change of control” as the acquisition or other beneficial ownership, the commencement of an offer to acquire beneficial ownership, or the filing of a Schedule 13D or 13G with the SEC indicating an intention to acquire beneficial ownership, by any person or group, other than Mr. Smith and members of his family, of 15% or more of the outstanding shares of the Company’s common stock. However, under the terms of a guarantee dated March 10, 2004, by and between the Company and Mr. Smith where Mr. Smith guarantees various notes receivable from Emerald Bay Resort amounting to $1.3 million, Mr. Smith must maintain collateral in the amount of $1.8 million.

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

The Company has entered into a retirement agreement with Mr. Richard Hornsby, our former Senior Vice President and a director. He retired from the company at the end of 2004. During 2005 he received his full salary. From 2006 he will receive annual payments of $32,000 for life. During 2003, the Company recorded an expense of $232,000 for services rendered; this amount was paid out in 2005. The Company expensed the net present value of the obligation to pay Mr. Hornsby $32,000 annually for life, over his estimated remaining service period at the Company, i.e. during 2004. The net present value of the future obligation is presently estimated at $293,442.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates, which we manage primarily by managing the maturities of our financial instruments. We do not use derivatives to alter the interest characteristics of our financial instruments. A change in interest rate may materially affect our financial position or results of operations.

Our exposure to market risk resulting from changes in interest rates results from the variable rate of our senior secured revolving credit facility with CapitalSource, as an increase in interest rates would result in lower earnings and increased cash outflows. The interest rate on our senior secured revolving credit facility is payable at variable rates indexed to either LIBOR or the Base Rate. The effect of each 1% increase in the LIBOR rate and the Base Rate on our senior secured revolving credit facility would result in an annual increase in interest expense of approximately $0.9 million. Based on the U.S. yield curve as of March 31, 2006 and other available information, we project interest expense on our variable rate debt to increase approximately $0.06, $0.03, $0.0 and $0.0 million for the years ended December 31, 2006, 2007, 2008 and 2009, respectively

We have operations overseas. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. The foreign functional currencies that we deal with are Netherlands Antilles Guilders, Eastern Caribbean Units and Euros. The first two are pegged to the U.S. dollar and have remained fixed for many years. Management does not believe a change in the Euro exchange rate will materially affect our financial position or results of operations.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, who is also acting as our Principal Financial and Accounting Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of March 31, 2006, the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer , as appropriate, to allow timely decisions regarding required disclosures.

In connection with the completion of its audit of, and the issuance of an unqualified report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2005, the Company’s independent registered public accounting firm, KPMG, LLP (“KPMG”), communicated to the Company’s management and Audit Committee that certain matters involving the Company’s internal controls were considered to be “material weaknesses”, as defined under the standards established by the Public Company Accounting Oversight Board, or PCAOB. These matters pertained to (i) inadequate polices and procedures with respect to review and oversight of financial results to ensure that accurate consolidated financial statements were prepared and reviewed on a timely basis, (ii) inadequate number of individuals with US GAAP experience and (iii) inadequate review of account reconciliations, analyses and journal entries. The Company concurred with this communication.

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

The certifications of the Company’s Chief Executive Officer and it’s Chief Financial Officer, who is currently acting as the Company’s Principal Financial and Accounting Officer, required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of the Company’s disclosure controls and procedures and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

Changes in Internal Controls

The Company is committed to continuously improving its internal controls and financial reporting. Since December 31, 2005, management has met with its Audit Committee and its independent registered public accounting firm, KPMG, to review the specific details of the material weaknesses in internal control and determine short term and longer term plans to remediate those weaknesses with the ultimate goal of meeting the formalized requirements of Section 404 of the Sarbanes-Oxley Act.

In order to remediate the material weaknesses described above, the Company’s management and its Audit Committee have taken or is in the process of taking the following steps:

•	Certain of the Company’s procedures have been formalized and documented with a current effort to more effectively integrate the financial reporting procedures of the three segments of operations.

•	The Company is addressing access issues with respect to its information technology systems and has formalized and enhanced some of the Company’s mitigating controls, including the hiring of a Company Director of Information Technology to develop a design and implementation plan to improve access control, and provide operational stability to information technology systems.

•	The implementation of additional review procedures and improved financial controls.

•	The Company is reviewing its staffing levels as it relates to experienced GAAP reporting with the intent to identify positions at the parent and subsidiary levels which may need additional training or the addition of personnel.

•	The Company is reviewing the impact of its changing operational focus toward security services and developing a plan for implementing Company wide improvements and documentation of the Company’s system of internal reporting and disclosure controls.

The Company believes the implementation of the above measures will appropriately address the matters identified by the Company’s independent registered public accounting firm and concurred with by management as material weaknesses. This process is ongoing, however, and the Company’s management and its Audit Committee will continue to monitor the effectiveness of the Company’s internal controls and procedures on a continual basis and will take further action as appropriate.

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

In the fall of 2000, Virgin Islands Cement and Building Products, Inc. (“VICBP”), a subsidiary of ours, was under contract with the Virgin Islands Port Authority (“VIPA”) for the construction of the expansion of the St. Croix Airport. During the project, homeowners and residents of the Yellow Cedar Housing Community, located next to the end of the expansion project, claimed to have experienced several days of excessive dust in their area as a result of the ongoing construction work and have claimed damage to their property and personal injury. The homeowners of Yellow Cedar have filed two separate lawsuits for unspecified damages against VIPA and VICBP as co-defendants. One suit, filed in the U.S. District Court for the District of the Virgin Islands by Mariepaul Antoine, Benjamin Ashe, et. al, vs. VIPA et. al, case #2001,63 R/F, seeks equitable relief from nuisance, specific performance and damages. The second suit, Louisa Williams et. al vs. VIPA et. al filed in the Territorial Court of the U.S.V.I. case #548/2000 seeks equitable relief from nuisance, specific performance and damages. In both cases, VICBP, as defendant, has agreed to indemnify VIPA for any civil action as a result of the construction work.

The Company has brought a declaratory judgment action in the District Court of the Virgin Islands to determine whether or not there is coverage under the primary policy.

Reliance Insurance Company (“Reliance”), the insurer for the primary general liability policy for VICBP during that period, has taken the legal position that “dust” is a pollutant and, therefore, the pollution exclusion clause applies and as a result denies liability insurance coverage to VICPA. The Pennsylvania Insurance Commissioner placed Reliance in rehabilitation in October 2001, and subsequently into liquidation. We have also presented claims under the policy to the Florida Insurance Guaranty Association, the V.I. Insurance Guaranty Association, the Pennsylvania Insurance Commissioner, and to our excess liability insurance carrier, Zurich Insurance Company. It is too early to predict the final outcome of this matter or to estimate our potential, if any, risk of loss.

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

Item 1A. Risk Factors

Information about risk factors for the three months ended March 31, 2006, does not differ materially from those in set forth in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended December 31, 2005, except for the following additional Risk Factor:

In connection with the debt and equity financing the Company conducted to fund the acquisition of Guardian International, Inc., the Company identified with the issuance of the $45,000,000 of notes, the following freestanding and embedded derivative financial instruments:

i) the Warrants, which are a freestanding derivative; and

ii) the right to purchase the Preferred Stock upon issuance (“the Right to Purchase”), which is an embedded derivative within the governing Securities Purchase Agreement.

In addition, the following embedded derivatives have been identified within the Series A Convertible Preferred Stock if and when it is issued upon exchange for the notes:

i) the ability to convert the Series A Convertible Preferred Stock into common stock;

ii) the option of the Company to satisfy dividends payable on the Series A Convertible Preferred Stock in common stock in lieu of cash;

iii) the potential increase in the dividend rate of the Series A Convertible Preferred Stock in the event a certain level of net cash proceeds from the sale of the assets of the Company’s Construction and Materials divisions are not realized within a specified time frame; and

iv) a change in control redemption right.

We anticipate the embedded derivatives within the Series A Convertible Preferred Stock will be required to be bifurcated under generally accepted accounting principles and valued as a single compound derivative if and when the Series A Convertible Preferred Stock is issued.

Under generally accepted accounting principles, the Warrants, the Right to Purchase and any other embedded derivatives must be revalued from time to time as of each applicable balance sheet date and marked to market with resulting changes in value being recorded as a charge or credit to arrive at net income. During this periodic valuation process, the Company may recognize charges due to the recognition of changes in the market value of these derivative financial instruments. We valued the Warrants and the Right to Purchase at March 6, 2006, their date of issuance, using an appropriate option pricing model (“the Model”). This Model is described in footnote 16 to the Company’s unaudited condensed consolidated financial statements. As more fully explained in footnote 16 to the Company’s unaudited condensed consolidated financial statements, from the date of issuance though March 31, 2006, an aggregate charge to arrive at net income with respect to the re-valuation of these derivatives liabilities amounted to $1,534,692.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

No unregistered securities were sold or issued during the fiscal quarter ended March 31, 2006, except for the issuance of $45,000,000 of notes and warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share pursuant to that certain Securities Purchase Agreement, dated as of February 10, 2006, as amended from time to time, by and between us and the investors set forth therein.

These offers and sales of our common stock were exempt from the registration requirements of the Securities Act of 1933, as amended, as the common stock was sold to accredited investors pursuant to Regulation D.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

On February 10, 2006, the holders of 3,082,640 shares of the Company’s issued and outstanding common stock, representing approximately 51.4% of the votes entitled to be cast at a meeting of the Company’s shareholders, executed a written consent approving the amendment to the Company’s Articles of Incorporation and the private placement and the issuance of 45,000 shares of the Company’s Series A Convertible Preferred Stock and Warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share pursuant to that certain Securities Purchase Agreement, dated as of February 10, 2006, as amended from time to time, by and between us and the investors set forth therein. The approval by the shareholders will not become effective until 20 days from the date an information statement relating to the vote is initially transmitted to the Company’s shareholders.

Item 5. Other Information

None

Item 6. Exhibits

Exhibits:
Exhibit 10.1	Second Amendment to Securities Purchase Agreement, dated as of May 10, 2006, by and among the Company and the Investors set forth therein.

Exhibit 10.2	Second Amendment to Promissory Note (HBK Main Street Investments L.P.).

Exhibit 10.3	Second Amendment to Promissory Note (CS Equity II LLC)

Exhibit 10.4	Second Amendment to Promissory Note (Castlerigg Master Investments Ltd.)

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 22, 2006

	By:	/s/ Stephen J. Ruzika
Stephen J. Ruzika, Chief Executive Officer
(on behalf of the Registrant and as Principal Executive Officer)

	By:	/s/ George Hare
George Hare, Chief Financial Officer,
(on behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Second Amendment to Securities Purchase Agreement, dated as of May 10, 2006, by and among the Company and the Investors set forth therein.

10.2	Second Amendment to Promissory Note (HBK Main Street Investments L.P.).

10.3	Second Amendment to Promissory Note (CS Equity II LLC)

10.4	Second Amendment to Promissory Note (Castlerigg Master Investments Ltd.)

31.1	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.