Form 10-Q
period 2006-06-30
DEVCON INTERNATIONAL CORP
filed 2006-08-14
CIK 28452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 11, 2006 the number of shares outstanding of the registrant’s Common Stock was 6,033,879.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Part I Financial Information

Item 1. Financial Statements

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2006 and December 31, 2005

(Amounts shown in thousands except share and per share data)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,906	$4,634
Accounts receivable, net of allowance for doubtful accounts of $(1,863) and $(1,785), respectively	18,658	17,575
Accounts receivable, related party	526	469
Notes receivable	2,046	1,622
Notes receivable, related party	—	2,160
Costs and estimated earnings in excess of billings	694	2,046
Costs and estimated earnings in excess of billings, related party	—	20
Inventories	4,059	2,892
Prepaid expenses	1,596	1,464
Other current assets	4,775	4,757

Total current assets	42,260	37,639

Property, plant and equipment, net:
Land	326	304
Buildings	279	400
Leasehold improvements	1,606	1,081
Equipment	15,440	23,136
Furniture and fixtures	1,372	1,039
Construction in process	785	1,629

Total property, plant and equipment	19,808	27,589
Less accumulated depreciation	(2,248)	(5,853)

Total property, plant and equipment, net	17,560	21,736

Other assets:
Investments in unconsolidated joint ventures and affiliates	339	339
Notes receivable, net of current portion	2,942	3,504
Customer lists, net of amortization $(12,040) and $(4,407) respectively	79,870	46,050
Goodwill	76,786	48,019
Other intangible assets, net of amortization $(259) and $(94), respectively	2,956	1,724
Other long-term assets	8,960	6,456

Total other assets	171,853	106,092

Total assets	$231,673	$165,467

See accompanying notes to the unaudited condensed consolidated financial statements

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

June 30, 2006 and December 31, 2005

(Amounts shown in thousands except share and per share data)

(Unaudited)

	June 30, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade and other	$4,879	$8,094
Accrued operational fees and taxes	2,733	2,215
Accrued expenses and other liabilities	7,369	7,169
Accrued loss – related party construction contract	246	—
Deferred revenue	9,581	4,808
Accrued expense, retirement and severance	769	897
Current installments of long-term debt	199	69
Current installments of long term debt, related party	—	1,725
Billings in excess of costs and estimated earnings	1,645	1,205
Billings in excess of costs and estimated earnings, related party	561	51
Derivative instruments	1,772	—
Notes payable (Note 16)	41,832	8,000
Income tax payable	840	846

Total current liabilities	72,426	35,079

Long-term debt, excluding current installments	86,808	55,521
Retirement and severance, excluding current portion	2,810	4,098
Long-term deferred tax liability	10,063	5,213
Other long-term liabilities	4,257	1,899

Total liabilities	176,364	101,810

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, $0.10 par value. Shares authorized
50,000,000 shares, issued 6,033,882 in 2006 and 6,001,922 in 2005, outstanding 6,033,848 in 2006 and 6,001,888 shares in 2005	603	600
Additional paid-in capital	31,607	31,325
Retained earnings	24,436	33,624
Accumulated other comprehensive loss – cumulative translation adjustment	(1,337)	(1,892)
Treasury stock, at cost, 34 shares in 2006 and 2005	—	—

Total stockholders’ equity	55,309	63,657

Total liabilities and stockholders’ equity	$231,673	$165,467

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2006 and 2005

(Amounts shown in thousands except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenue
Materials revenue	$4,056	$3,829	$8,340	$7,482
Construction revenue	9,021	8,489	17,345	14,066
Construction revenue, related party	305	2,026	761	5,699
Security revenue	15,003	4,541	25,606	6,555
Other revenue	166	335	348	477

Total revenue	28,551	19,220	52,400	$34,279
Cost of Sales
Cost of Materials	(3,486)	(3,686)	(7,173)	(7,177)
Cost of Construction	(8,256)	(9,216)	(18,791)	(15,725)
Cost of Security	(6,901)	(1,934)	(11,700)	(2,742)
Cost of Other	(38)	(195)	(64)	(293)

Total cost of sales	(18,681)	(15,031)	(37,728)	(25,937)

Gross profit	9,870	4,189	14,672	8,342
Operating expenses
Selling, general and administrative	(12,828)	(6,147)	(23,435)	(10,258)
Severance and retirement	(19)	(170)	(398)	(486)

Total operating expenses	(12,847)	(6,317)	(23,833)	(10,744)

Operating loss	(2,977)	(2,128)	(9,161)	(2,402)

Other income (expense)
Joint venture equity earnings	—	—	(35)	—
Interest expense	(7,587)	(502)	(11,528)	(679)
Interest income	320	124	475	320
Gain on Antigua note	—	—	1,230	—
Derivative financial instrument benefit	8,323	—	6,789	—
Other income	112	30	1,179	69

Total other income (expense)	1,168	(348)	(1,890)	(290)

Loss from continuing operations before taxes	(1,809)	(2,476)	(11,051)	(2,692)
Income tax benefit (expense)	1,448	878	1,497	(1,066)

Net (loss) from continuing operations	$(361)	$(1,598)	$(9,554)	$(3,758)

(Loss) income from discontinued operations, net of income taxes (benefit) of $0 for the three and six months ended June 30, 2006 and $(128) and $(342) for the three and six months ended June 30, 2005, respectively	(56)	1,178	366	1,772

Net (loss)	$(417)	$(420)	$(9,188)	$(1,986)

Basic (loss) per share:
Continuing operations	$(0.06)	$(0.27)	$(1.59)	$(0.64)
Discontinued operations	$(0.01)	$0.20	$0.06	$0.30
Net (loss)	$(0.07)	$(0.07)	$(1.53)	$(0.34)

Diluted (loss) income per share:
Continuing operations	$(0.06)	$(0.27)	$(1.59)	$(0.64)
Discontinued operations	$(0.01)	$0.20	$0.06	$0.30
Net (loss)	$(0.07)	$(0.07)	$(1.53)	$(0.34)

Weighted average number of shares outstanding:
Basic	6,029,188	5,860,174	6,017,672	5,829,425
Diluted	6,029,188	5,860,174	6,017,672	5,829,425

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2006 and 2005

(Amounts shown in thousands except share and per share data)

(Unaudited)

	Six months ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net loss	$(9,188)	$(1,986)

Adjustments to reconcile net loss to net cash (used) in operating activities:
Non-cash stock compensation	146	—
Depreciation and amortization	10,933	4,254
Loan origination cost amortization	590	—
Deferred income taxes	(2,805)	(1,284)
Provision for doubtful accounts receivables	186	20
Minority interest	35	(1)
Financial instrument derivatives benefit	(6,788)	—
Amortization of debt discount	5,392	—
Gain on sale of property and equipment	(2,332)	(152)

Changes in operating assets and liabilities:
Accounts receivable	504	(3,758)
Accounts receivable - related party	(57)	(247)
Notes receivable	(207)	(650)
Notes receivable - related party	2,160	(108)
Costs and estimated earnings in excess of billings	1,353	(979)
Costs and estimated earnings in excess of billings, related party	20	(32)
Inventories	(279)	173
Prepaid expenses and other current assets	380	1,644
Other long-term assets	(2,897)	(416)
Accounts payable, accrued expenses and other liabilities	(4,163)	2,940
Accrued loss – related party construction contract	246
Deferred revenue	1,329	—
Billings in excess of costs and estimated earnings	440	3
Billings in excess of costs and estimated earnings, related party	511	(358)
Income tax payable	(6)	(2,575)
Other long-term liabilities	1,907	619

Net cash (used ) in operating activities	$(2,590)	$(2,893)

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

Six Months Ended June 30, 2006 and 2005

(Amounts shown in thousands except share and per share data)

(Unaudited)

	Six months ended
	June 30, 2006	June 30, 2005
Cash flows from investing activities:
Purchases of property, plant and equipment	$(2,159)	$(6,281)
Cash used in business acquisition and purchase of customer lists, net of cash acquired	(67,057)	(41,080)
Proceeds from disposition of property, plant and equipment	494	173
Proceeds from disposition of business	9,733	1,342
Payments received on notes related to the sale of assets	8	307

Net cash (used) in investing activities	(58,981)	(45,539)

Cash flows from financing activities:
Proceeds from issuance of common stock	139	1,096
Proceeds from issuance of notes	45,000	—
Net borrowing (repayment) from revolving credit facility	23,819	23,634
Cash payments on debt issue costs	(300)	—
Principal payments on debt	(1,725)	(1,294)

Net cash provided by financing activities	66,933	23,436

Effect of exchange rate changes on cash	(90)	(50)

Net increase (decrease) in cash and cash equivalents	5,272	(25,046)

Cash and cash equivalents, beginning of year	$4,634	$34,928
Cash and cash equivalents, end of period	$9,906	$9,882

Supplemental disclosures of cash flow information:

Cash paid for interest	$4,123	$692
Cash paid for income taxes	$86	$605

Supplemental non-cash items:
Non-cash reduction of note receivable	$90	$145
Non-cash issuance of Warrants	$1,771	—
Non-cash issuance of derivative financial instrument	$1	—

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Six Months Ended June 30, 2006 and 2005

Notes to Unaudited Condensed Consolidated Financial Statements

1. Financial Statement Presentation

Devcon International Corp. and its subsidiaries (“the Company”) provides electronic security services and products to financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of government departments and health care and educational facilities. The Company also performs earthmoving, excavating and filling operations, builds golf courses, roads, and utility infrastructures, dredges waterways and constructs deep-water piers and marinas in the Caribbean. The Company also produces and distributes ready-mix concrete, crushed stone, sand, concrete block and asphalt and distributes bagged cement on the island of St. Martin/Sint Maarten in the southern Caribbean.

The unaudited condensed consolidated financial statements include the accounts of Devcon International Corp. and its majority-owned subsidiaries (the “Company”). The accounting policies followed by the Company are set forth in Note (l) to the Company’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”). The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2006 and 2005 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal reoccurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2006 and the results of its operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006 and 2005 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2005 Form 10-K. Management of the Company had made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

2. New Accounting Policies

Freestanding and embedded financial instrument derivatives, which have been identified in connection with financial instruments previously issued, are valued at the time of issuance using an appropriate option pricing model and recorded as an asset or liability based upon the terms and conditions of the derivative instrument identified. When a host instrument contains more than one embedded derivative, and these derivatives require bifurcation, the bifurcated derivative instruments are valued as a single compound derivative instrument. The valuation model utilized requires assumptions related to the remaining term of the derivative instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of the Company’s common stock price over the life of the respective derivative instrument. The financial instrument derivatives which are identified are re-valued at the end of each reporting period utilizing the same model used to value the derivatives at the time of their initial valuation and the changes in the fair value of the derivatives are recorded as charges or credits to income in the period in which the changes occur. When a financial instrument derivative is classified as a liability, and is connected with a host instrument obligation, the related host instrument obligation is recorded after applying an appropriate discount equal to the value of the financial instrument derivative (the “Discount”). In addition, the Discount is accreted to the face value of the respective host instrument obligation, utilizing the effective rate method, and, accordingly, an additional non-cash charge is recorded as interest expense or a reduction of net income to arrive at income attributable to common shareholders depending on the respective balance sheet classification of the host instrument obligation.

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance date to adopt SFAS 123R, effective January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and, based on the requirements of SFAS No. 123R, for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, except that entities also are allowed to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company has chosen to use the “modified prospective” method as explained in Note 12 to these unaudited condensed consolidated financial statements.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. The Interpretation clarifies the accounting for uncertainty in income taxes and prescribes recognition thresholds and derecognition guidance for the measurement of tax positions and interest penalties, accounting in interim periods, disclosure and transition. Additionally this Interpretation establishes a consistent threshold for recognizing current and deferred taxes. This Interpreation requires evaluation of a Company’s tax positions as to whether they are more-likely-than-not i) to be sustained under tax audit and ultimate settlement in related appeals or litigation and ii) to be measured at a 50% likelihood for quantification when realized. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect, if any, adoption will have on our unaudited condensed consolidated financial statements.

In May 2005, Financial Accounting Standards Board issued Statement No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application of a different accounting principle to prior accounting periods as if that principle had always been used or of the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Interpretation is effective for years beginning after December 31, 2005. Adoption of FAS No 154 has not had a material effect on our unaudited consolidated financial statements.

4. Acquisitions

On March 6, 2006, the Company completed the acquisition of Guardian International, Inc. (“Guardian”) under the terms of an Agreement and Plan of Merger, dated as of November 9, 2005, between the Company, an indirect wholly-owned subsidiary of the Company, and Guardian in which the Company acquired all of the outstanding capital stock of Guardian for an estimated aggregate cash purchase price of approximately $65.5 million, excluding transaction costs of $1.7 million. This purchase price consisted of (i) approximately $23.6 million paid to the holders of the common stock of Guardian, (ii) approximately $23.3 million paid to redeem two series of Guardian’s preferred stock, (iii) approximately $13.3 million used to assume and pay specified Guardian debt obligations and expenses and (iv) approximately $1.0 million used to satisfy specified expenses incurred by Guardian in connection with the merger. The balance of the purchase consideration, approximately $3.3 million, has been placed in escrow. Subject to reconciliation based upon recurring monthly revenue, or RMR, and net working capital levels as of closing and subject to other possible adjustments, Guardian common shareholders are expected to receive a pro rata distribution from the escrowed amount approximately six months after the closing.

In order to finance the acquisition of Guardian, and as further discussed in this Note 4, the Company increased the amount of cash available under its CapitalSource revolving credit facility from $70 million to $100 million and used $35.6 million under this facility together with the net proceeds from the issuance of the notes and warrants, as discussed in Note 4, to purchase Guardian and repay the Company’s $8 million CapitalSource Bridge Loan. In addition, the Company issued to certain investors, under the terms of a Securities Purchase Agreement, dated as of February 10, 2006, an aggregate principal amount of $45 million of notes along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share.

We have recorded the acquisition using the purchase method of accounting. The preliminary purchase price allocation is based upon a report issued by an independent appraisal firm, as to fair value. Results of operations included for the acquisition are for the period March 6, 2006 to June 30, 2006.

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

The following table shows the consolidated results of the Company and Guardian, as though the Company had completed this acquisition at the beginning of each period reported on:

	(dollars in thousands)
	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenue	$28,551	$30,604	$57,442	$60,432
Net (loss)	$(417)	$(589)	$(8,848)	$(1,820)

Loss per common share – basic	(0.07)	(0.10)	(1.47)	(0.31)
Loss per common share – diluted	(0.07)	(0.10)	(1.47)	(0.31)

Weighted average shares outstanding
Basic	6,029,188	5,860,174	6,017,672	5,829,425
Diluted	6,029,188	5,860,174	6,017,672	5,829,425

5. Divestitures

On March 2, 2006, the Company sold its wholly-owned subsidiary Antigua Masonry Products, Ltd. and its subsidiary, Antigua Cement Ltd (together “AMP”), pursuant to a Stock Purchase Agreement with A. Hadeed, a private investor, or his nominee, and Gary O’Rourke, under which the Company completed the sale of all of the issued and outstanding common shares of AMP. In connection with this sale, the purchasers acknowledged that preferred shares of AMP with a face value equal to EC 1,436,485 (US $532,032) as of the date of the sale (collectively, the “Preferred Shares”) are outstanding and owned beneficially and of record by certain third parties and that such Preferred Shares are reflected as debt on AMP’s books and records. The purchasers further acknowledged that their acquisition of AMP was subject to the Preferred Shares and that the purchasers have sole responsibility of satisfying and discharging all obligations represented by such Preferred Shares, which represents an aggregate amount slightly in excess of $500,000. Under the terms of this Stock Purchase Agreement, the purchasers acquired 493,051 common shares of AMP for a purchase price equal to $5.1 million, subject to certain adjustments. Proceeds of $4.6 million were realized due to retention of cash on hand with AMP at the date of sale. This purchase price was paid entirely in cash. In addition, the transaction included transfers of certain assets from the Antigua operations to the Company, as well as pre-closing transfers to AMP of certain preferred shares in AMP that were owned by the Company. The purchasers agreed to pay all taxes incurred as a result of the sale. The operating results of AMP have been reclassified in the 2006 unaudited condensed consolidated and 2005 Consolidated Statements of Operations as discontinued operations.

On May 2, 2006, the Company completed the sale of the fixed assets and substantially all of the inventory of its Joint Venture assets of Puerto Rico Crushing Company (“PRCC”), to Mr. Jose Criado, through a company controlled by Mr. Criado, for a purchase price of $700,000 cash and a two-year 5% note in an amount equal to the value of the inventory as of the closing date. Additionally, as part of the sale agreement, Mr. Criado assumed substantially all employee-related severance costs and liabilities arising from the lease agreement (including reclamation and leveling) for the quarry land. The net proceeds of the sale approximated the net book value of the related assets after giving effect to an impairment charge of approximately $0.9 million recorded by the Company on the long-lived assets of PRCC at December 31, 2005. The operating results of PRCC have been reclassified in the 2006 unaudited condensed and 2005 Consolidated Statements of Operations as discontinued operations.

On June 13, 2006, the Company executed a letter of intent to sell certain subsidiaries and net assets that collectively comprise the Company’s Construction Division, in a transaction valued at approximately $12.2 million, to a private investment group led by The Symonette Group. The transaction is subject to the negotiation and execution of a definitive agreement. The Company is in the process of negotiating definitive terms and conditions with respect to this divestiture but cannot provide assurances that it will be able to produce definitive agreements to which The Symonette Group will agree or, even if such agreement is reached, that it will be able to consummate the sale of the Company’s Construction Division. If the purchase price in the letter of intent remains unchanged, specific terms and conditions for the divestiture can be agreed to, and the transaction were completed, the Company anticipates it would record a pre-tax loss of approximately $2.6 million during the third quarter of 2006 related to the assets being disposed. Additionally, if the transaction is completed, only one significant operation of the Company’s construction and materials segments of business - the St. Martin/Sint Maarten quarry and redi-mix concrete materials operation would remain.

On June 26, 2006 the Company completed the sale of its Boca Raton-based third party monitoring operation which operated under the name of Central One and the associated monitoring center it acquired from Coastal Security systems to Lydia Security Monitoring, Inc., a New York corporation operating under the name C.O.P.S. Monitoring for $5.0 million in cash. The divested operation included approximately $325,000 of recurring monthly revenue and the net gain before taxes realized on the sold operations including the monitoring center was $1.1 million. After completion of the Boca Raton-based third party monitoring operation divestiture, the Company continues to monitor approximately $83,000 of recurring monthly revenue for customers which do not contract directly with the Company. This remaining third party monitoring revenue may also be acquired by Lydia providing certain conditions related to sale of monitoring rights can be achieved.

6. Fair Value of Financial Instruments

The carrying amount of financial instruments including cash, cash equivalents, the majority of the accounts receivable, other current assets, accounts payable trade and other, accrued expenses and other liabilities, and notes payable to banks approximated fair value at June 30, 2006, because of the short maturity of these instruments. The carrying value of debt and most notes receivable approximated fair value at June 30, 2006 and December 31, 2005 based upon the present value of estimated future cash flows. As more fully described in Note 16, Debt and Financial Derivatives, the value of the Warrants issued along with the $45 million of Notes to finance the Guardian acquisition, and the rights of the investors who bought the notes to exchange the notes for Series A Convertible Preferred Stock, as provided for in the Securities Purchase Agreement, were valued using an appropriate option pricing model and recorded as a discount to the Notes face value at issuance.

7. Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Materials division trade accounts	$1,909	$3,302
Construction division trade accounts receivable, including retainage	9,309	7,874
Construction division trade accounts, including retainage, related party	526	469
Security division trade accounts	8,009	4,186
Due from sellers and other receivables	1,295	3,750
Due (to) from employees	(1)	248

Allowance for doubtful accounts	(1,863)	(1,785)

Total accounts receivable including related party, net	$19,184	$18,044

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Allowance for doubtful accounts:
Beginning balance	$1,785	$2,785
Allowance charged to operations, net	514	320
Allowance change due to acquisitions or divestiture	(328)	293
Direct write-downs charged to the allowance	(108)	(1,613)
Allowance disposed through divestiture	—	—

Ending balance	$1,863	$1,785

Recovery of previously written off receivables:	$—	$10

The Construction division’s trade accounts receivable includes retention billings of $3.8 million and $1.7 million as of June 30, 2006 and December 31, 2005, respectively.

8. Inventories

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Security services inventory – component parts	$1,867	$910
Security services work in process	1,005	390
Aggregates and sand	635	847
Block, cement, and material supplies	468	530
Other construction and materials	84	215

	$4,059	$2,892

9. Income Tax

In February 2006, one of the Company’s Antiguan subsidiaries declared and paid a $3.6 million gross dividend, of which $1.2 million was withheld for Antiguan withholding taxes. The withholding taxes were deemed paid by utilization of a portion of a $7.5 million tax credit received as part of a Satisfaction Agreement which was entered into between the Company, its Antiguan subsidiaries and the Government of Antigua and Barbuda in December of 2004. Accordingly, in the first quarter of 2006, the Company recognized a non-cash foreign tax expense in the amount of $ 1.2 million. This $1.2 million tax expense was offset by deferred tax benefit of $2.8 million realized during the first six months.

10. Net Loss Per Share

Basic earnings-per-share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, by application of the treasury stock method. No options were included in the computations of diluted earnings per share because the exercise price of all outstanding options were greater than the average market price of the common shares.

The following table sets forth the computation of basic and diluted loss per share:

	(dollars in thousands)
	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30,2005
(Loss) from continuing operations	$(361)	$(1,598)	$(9,554)	$(3,758)
(Loss) income from discontinued operations	(56)	1,178	366	1,772

Net (loss)	(417)	(420)	(9,188)	(1,986)

Weighted average shares outstanding	6,029,188	5,860,174	6,017,672	5,829,425
Dilutive effect of:
Options and employee stock options	—	—	—	—
Diluted weighted average number of shares	6,029,188	5,860,174	6,017,672	5,829,425

(Loss) from continuing operations
Basic	(0.06)	(0.27)	(1.59)	(0.64)
Diluted	(0.06)	(0.27)	(1.59)	(0.64)
(Loss) income from discontinued operation
Basic	(0.01)	0.20	0.06	0.30
Diluted	(0.01)	0.20	0.06	0.30
Net (loss) per share
Basic	(0.07)	(0.07)	(1.53)	(0.34)
Diluted	(0.07)	(0.07)	(1.53)	(0.34)

For additional disclosures regarding the employee stock options, see Note 12 and the Company’s 2005 Form 10-K

11. Comprehensive Loss

The Company’s total comprehensive loss, comprised of net loss and foreign currency translation adjustments, for the three and six months ended June 30, 2006 and 2005 was as follows:

	(dollars in thousands)
	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net (loss)	$(417)	$(420)	$(9,188)	$(1,986)
Other comprehensive income (loss)
Foreign currency translation adjustments	562	(264)	556	(507)

Total comprehensive income (loss)	$145	$(684)	$(8,632)	$(2,493)

12. Stock-Based Compensation

The Company adopted stock option plans for officers and employees in 1986, 1992 and 1999, and amended the 1999 plan in 2003. While each plan terminates 10 years after the adoption date, issued options have their own schedule of termination. Until 2009, options to acquire up to 600,000 shares, respectively, of common stock may be granted at no less than fair market value on the date of grant. Upon exercise, shares of new common stock are issued by the Company.

The amendment of the 1999 stock option plan was approved at the shareholders’ meeting in June 2003. The amendment increased the number of available shares available for option grants from 350,000 to 600,000. The amended plan’s full text was filed with the Company’s proxy statement relating to the 2003 annual shareholders’ meeting.

All stock options granted pursuant to the 1986 Plan which are not already exercisable vest and remain fully exercisable (1) on the date the optionee reaches 65 years of age and for the six-month period thereafter or as otherwise modified by the Company’s Board of Directors, (2) on the date of permanent disability of the optionee and for the six-month period thereafter, (3) on the date of a change of control and for the six-month period thereafter, and (4) on the date of termination of the optionee from employment by the Company without cause and for the six-month period after termination. Stock options granted under the 1992 and 1999 Plan vest and become exercisable in varying terms and periods set by the Compensation Committee of the Board of Directors. Options issued under the 1992 and 1999 Plan expire after 10 years.

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

In December 2004, the FASB issued SFAS 123R , “Shared-Based Payment” a revision of SFAS 123. In March 2005, the SEC issued Staff Bulletin No. 107 regarding an interpretation of SFAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for annual periods beginning after June 15, 2005.

As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Accordingly, the Company’s audited financial statements for prior periods have not been restated to reflect the adoption of SFAS 123R.

For the three and six months ended June 30, 2005, the Company did not issue any new option grants. During the three month period ended June 30, 2005, 179,624 options were exercised with an intrinsic value of $1.2 million and 3,280 options vested with a fair value of $20,138. During the six month period ended June 30, 2005, 225,244 options were exercised with an intrinsic value of $1.7 million and 17,280 options vested with a fair value of $135,678.

For the three and six months ended June 30, 2006, the Company recognized $29,136 and $146,306, respectively, of non-cash compensation expense (included in Selling, General and Administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations) attributable to stock options vested subsequent to December 31, 2005. There were no option grants in the three and six months ended June 30, 2006. As of June 30, 2006, the Company had $289,671 of unrecognized pre-tax non-cash compensation expense which will be recognized within the next 3.5 years. Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options was generally not recognized in determining net income and pro forma impact of compensation cost related to stock options was disclosed. The Company used the Black-Scholes option-pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The following is a summary of the assumptions used:

Risk-free interest rate	2.00% -3.60%
Expected dividend yield	—
Expected term	4 -6 years
Expected volatility	25.00% -33.82%

The Company’s pro forma net loss and pro forma net loss per share were as follows for the three and six months ended June 30, 2005:

	June 30, 2005
	Three Months Ended	Six Months Ended
	(dollars in thousands)
Net (loss) income, as reported	$(420)	$(1,986)
Deduct
Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(22)	(45)

Net (loss), as adjusted	$(442)	$(2,031)

Earnings per share:
Basic, as reported	$(0.07)	$(0.34)
Diluted, as reported	(0.07)	(0.34)

Basic, as adjusted	(0.08)	(0.35)
Diluted, as adjusted	(0.08)	(0.35)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of stock option activity is as follows for the six month period ended June 30, 2006:

	Employee Plans
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2005	436,810	$5.68
Granted	—	$—
Exercised	(12,485)	$4.81
Forfeiture	—	$—
Expired	—	$—

Options outstanding at March 31, 2006	424,325	$5.75	4.99	$1,680
Granted	—	$—
Exercised	(19,475)	$4.04
Forfeiture	—	$—
Expired	(10,000)	$1.50

Options outstanding at June 30, 2006	394,850	$5.98	5.22	$853
Options exercisable at June 30, 2006	308,737	$5.06	4.13	$951

Available for future grant	5,000

Director Plan
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2005	8,000	$9.38
Granted	—	$—
Exercised	—	$—
Forfeiture	—	$—
Expired	—	$—

Options outstanding at March 31, 2006	8,000	$9.38	0.16	$3
Granted	—	$—
Exercised	—	$—
Forfeiture	—	$—
Expired	8,000	$9.38

Options outstanding at June 30, 2006	—	$—
Options exercisable at June 30, 2006	—	$—

Available for future grant	—

13. Segment Reporting

The following sets forth the revenue and income before income taxes for each of the Company’s business segments for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(dollars in thousands)
Revenue (including inter-segment)
Construction	$9,367	$10,562	$18,308	$19,878
Materials	4,056	3,902	8,340	7,854
Security	15,003	4,541	25,606	6,555
Other	276	335	576	478
Elimination of inter-company revenue	(151)	(120)	(430)	(486)

Total revenue	$28,551	$19,220	$52,400	$34,279

Operating (loss) income
Construction	$73	$268	$(2,696)	$2,289
Materials	(158)	(934)	(11)	(2,061)
Security	(1,551)	(16)	(2,868)	41
Other	134	42	263	39
Unallocated corporate overhead	(1,475)	(1,488)	(3,849)	(2,710)

Total operating loss	$(2,977)	$(2,128)	$(9,161)	$(2,402)

Other income, net	1,168	(348)	(1,890)	(290)

(Loss) from continuing operations, before income taxes	$(1,809)	$(2,476)	$(11,051)	$(2,692)

			June 30, 2006	December 31, 2005
Assets
Construction			$31,136	$30,861
Materials			4,550	14,544
Security			185,384	114,483
Other			10,603	5,579

			$231,673	$165,467

14. Pension

The Company maintains an accrual for retirement agreements with Company executives and certain other employees. This accrual is based on the life expectancy of these persons and an assumed weighted average discount rate of 5.04%. Should the actual longevity vary significantly from the United States insurance norms, or should the discount rate used to establish the present value of the obligation vary, the accrual may have to be significantly increased or diminished at that time. The net pension cost of the Company’s pension plans for the three and six months ending June 30, 2006 and 2005 was as follows:

	US Pension
	Three Months Ended
	June 30, 2006	June 30, 2005
	(dollars in thousands)
Discount Rate	5.13%	4.25%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	0.0%	0.0%
Service cost	$18	$24

Net pension costs	$(4)	$34

	US Pension
	Six Months Ended
	June 30, 2006	June 30, 2005
	(dollars in thousands)
Discount Rate	5.13%	4.25%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	0.0%	0.0%
Service cost	$40	$49

Net pension costs	$(140)	$88

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

For the three months ended June 30, 2006 and 2005, the Company reported revenue for one Bahamian customer of 0.4% and 7.2% of total revenue, respectively. For the six months ended June 30, 2006 and 2005, the Company reported revenue for the same Bahamian customer of 0.5% and 11.3% of total revenue, respectively. As of June 30, 2006, the ongoing project for the above mentioned customer had backlog of $22,337. A subsidiary of the Company and one of the Company’s directors are minority partners, and the same director is a member of the managing committee of the entity developing this project.

For the period ended June 30, 2006, there were receivables from the customer mentioned above that represented 1.3% of consolidated receivables. The total receivable balance from this customer is made up of accounts receivable of $0.3 million. As of December 31, 2005, the total receivable from this customer was $2.5 million consisting of $0.3 million of current accounts receivable and $2.2 million of notes receivable. An additional customer related to a construction project in the Bahamas represented 15.7% or $3.4 million of the consolidated trade receivables. Of this balance, $1.0 million is retention and $0.2 million relates to our utility division. For the period ended June 30, 2006, there were no receivables from any other single customer that represented more than 10% of total receivables. Receivables are generally not collateralized. The Company estimates an allowance for doubtful accounts based on the creditworthiness of customers as determined by specific events or circumstances and by applying a percentage to the receivables within a specific aging category.

16. Debt and Financial Derivatives

In order to finance the acquisition of Guardian, on March 6, 2006, the Company issued to certain investors under the terms of a Securities Purchase Agreement (the “SPA”), dated as of February 10, 2006, an aggregate principal amount of $45 million of notes (the “Notes”) along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share (the “Warrants”). The Company also increased the amount of availability under the CapitalSource revolving credit facility from $70 million to $100 million and used $35.6 million under this facility together with the net proceeds from the issuance of the Notes and Warrants to purchase Guardian and repay the $8 million CapitalSource Bridge Loan. As of June 30, 2006, the Company had $13.3 million of unused availability on the $100 million CapitalSource credit facility. Additionally, based on the credit facilities formula for availability to borrow, we had $2.7 million of additional borrowing capacity against the $13.3 million of availability as of June 30, 2006.

The Notes accrue interest, which is payable at maturity, at 8% per annum and mature on the earlier of September 15, 2006 or the date the Company issues the Preferred Stock described below, but, under no circumstances, later than January 1, 2007. The allowable circumstances for the maturity date to extend beyond September 15, 2006 to January 1, 2007 must arise in connection with the time which may be required for the Securities and Exchange Commission to complete its review of an Information Statement to be filed with the Commission on Schedule 14C and, for the Company to complete delivery of an Information Statement to the Company’s shareholders in connection with the issuance of the Series A Convertible Preferred Stock (the “Preferred Stock”). The Company currently anticipates, that in accordance with the terms of the SPA, the private placement investors will purchase an aggregate of 45,000 shares of the Preferred Stock, par value $.10 per share, to be issued by the Company with a liquidation preference equal to $1,000 per share (the original purchase price per share) plus accrued and unpaid dividends per share, and convertible into common stock at a conversion price equal to $9.54 per share. The conversion price and the exercise price of the Warrants are subject to certain anti-dilution adjustments.

The creation of a new class of Preferred Stock is subject to shareholder approval under Florida law, while, the issuance of the Preferred Stock and common stock Warrants and the subsequent issuance of shares of common stock issuable upon conversion of the Preferred Stock, the exercise of the common stock Warrants or distribution of any dividends paid in the form of common stock on the Series A convertible preferred stock, which could, upon issuance, equal an amount that is 20% or more of the Company’s common stock outstanding prior to the date of issuance, requires shareholder approval under the rules of Nasdaq. On February 10, 2006, holders of more than 50% of the Company’s common stock approved the amendment to the Company’s Articles of Incorporation creating a new class of preferred stock, the issuance of the Preferred Stock, the issuance of the common stock Warrants, and the subsequent issuance of shares of common stock issuable upon conversion of the Preferred Stock, the exercise of the common stock Warrants or distribution of any dividends paid in the form of common stock on the Preferred Stock; however, this approval will not be effective until the Securities Exchange Commission rules and regulations relating to the delivery of an information statement on Schedule 14C to the Company’s shareholders have been fully satisfied. The Company has filed a revised form 14C information statement for review by the Securities Exchange Commission and is awaiting the results of that review. We anticipate that the sale of the shares of Preferred Stock will take place in October, 2006 but not later than January 1, 2007.

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

The following freestanding and embedded derivative financial instruments were identified with the issuance of the Notes: i) the Warrants, which is a freestanding derivative, and ii) the right to purchase the Preferred Stock upon issuance (“the Right to Purchase”), which is a freestanding derivative instrument within the SPA.

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

The Company valued the Warrants and the Right to Purchase at March 6, 2006, their date of issuance, using an appropriate option pricing model (“the Model”). The Model determined an $8.6 million aggregate value for these derivatives and this value has been recorded as derivative instrument liability and classified as current or long term in accordance with respective maturity dates. Since these derivatives are associated with the Note, the face value of the Notes have been recorded net of the $8.6 million attributed to these derivative liabilities. At issuance, we expected the Notes to be converted to the Preferred Stock by July 31, 2006, so we initially began accreting the $8.6 million carrying value of the Notes, using the effective rate method, over the expected life of the Note estimated to be five (5) months. As of June 30, 2006 we estimated that it may take an additional month to complete review by the Securities and Exchange Commission, to allow us to mail the information statement and issue the Preferred Stock, we changed our estimate for the life of the Notes to six (6) months. Accordingly, a non- cash charge amounting to $5.4 million has been recorded to interest expensed from the date of issuance through June 30, 2006. Additionally, the derivative liability amounts will be re-valued at each balance sheet date with the resulting change in value being recorded as a charge or credit to arrive at net income. From the date of issuance though June 30, 2006, an aggregate benefit of $6.8 million has been recorded with respect to the re-valuation of these derivatives liabilities.

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

The Model assumptions for revaluation of the Warrants and Rights to Purchase at June 30, 2006 and March 31, 2006, were a risk free rate of 5.13% and 4.83% , respectively, and volatility for the Company’s common stock of 50% and 30%, respectively.

In connection with entering into the Notes, Warrants and Preferred Stock arrangements, the Company paid fees totaling $ 3.7 million. Of the total $3.7 million, $3.4 million relates to the Preferred Stock and $0.3 million relates to the Notes and Warrants. The Company will record the amount associated with the Preferred Stock as a deferred offering cost until the issuance of the Preferred Stock. The Company will record the fee associated with the Notes and Warrants as additional interest expense using the effective interest rate method over the estimated life of the note, which is six months.

17. Commitments and Contingent Liabilities

In the fall of 2000, Virgin Islands Cement and Building Products, Inc. (“VICBP”), a subsidiary of the Company, was under contract with the Virgin Islands Port Authority (“VIPA”) for the construction of the expansion of the St. Croix Airport. During the project, homeowners and residents of the Yellow Cedar Housing Community, located next to the end of the expansion project, claimed to have experienced several days of excessive dust in their area as a result of the ongoing construction work and have claimed damage to their property and personal injury. The homeowners of Yellow Cedar have filed two separate lawsuits for unspecified damages against VIPA and VICBP, as co-defendants. One suit, filed in the U.S. District Court for the District of the Virgin Islands by Mariepaul Antoine, Benjamin Ashe, et. al, vs. VIPA et. al, case #2001,63 R/F, seeks equitable relief from nuisance, specific performance and damages. The second suit, Louisa Williams et. al vs. VIPA et. al filed in the Territorial Court of the U.S.V.I. case #548/2000 seeks equitable relief from nuisance, specific performance and damages. In both cases, VICBP, as defendant, has agreed to indemnify VIPA for any civil action as a result of the construction work.

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

In connection with financing the acquisition of Coastal Security Services in November 2005, the Company entered into a $70 million revolving credit agreement with CapitalSource Finance LLC (“Capital Source”) replacing in full the revolving credit facility the Company formerly maintained with CIT Financial USA, Inc. The specific terms of the CapitalSource revolving credit facility are more specifically described in Note 16 of these unaudited condensed consolidated financial statements. The Company has signed a non-recourse performance guarantee with CapitalSource and pledged, as collateral, the Company’s stock in DSH. Subsequently, in connection with the March 2006 acquisition of Guardian, the Company increased the facility with CapitalSource to $100 million.

Additionally, under the terms of a Securities Purchase Agreement, dated as of February 10, 2006, an aggregate principal amount of $45 million of notes along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share and an expiration date of March 6, 2009 were issued. Under the terms of the Securities Purchase Agreement, the private placement investors are anticipated to subsequently receive 45,000 shares of the Preferred Stock, which shares will have a par value $.10 per share, a liquidation preference equal to $1,000 per share (the original purchase price per share) plus accrued dividends per share at a rate of 8% per annum, and will be convertible into common stock at a conversion price equal to $9.54 per share of common stock. The specific terms of the Securities Purchase Agreement, notes, warrants and Series A Convertible Preferred Stock are more specifically described in Note 16 to these unaudited condensed consolidated financial statements. In the event of certain triggering events, the interest rate of the Convertible Preferred Stock and the conversion rate can be changed. Those triggering events include i) leverage ratio targets that start at 6.5X reducing to 5X on specified dates; ii) failure by the Company to cause a registration statement regarding the resale of the common stock issuable upon conversion of the Series A Convertible Preferred Stock or exercise of the warrants to be declared effective by the Securities Exchange Commission (“SEC”) approximately 110 days after the issuance of the Preferred Stock (approximately 155 days if there is a full review by the SEC); iii) lapse of such registration statement or suspension of trading in the Company’s common stock by the Securities and Exchange Commission for 5 consecutive days or 10 days in any year period; and iv) a change in control.

18. Discontinued Operations

On September 30, 2005, the Company and its wholly owned subsidiary, V.I. Cement & Building Products, Inc. completed the sale of its U.S. Virgin Islands material operations to Heavy Materials, LLC, a U.S. Virgin Islands limited liability company and private investor group (“Purchaser”), pursuant to an Asset Purchase Agreement dated as of August 15, 2005, for $10.7 million in cash plus the issuance of a promissory note (the “Note”) to the Company in the aggregate principal amount of $2.6 million. The Note has a term of three years bearing interest at 5% per annum with only interest being paid quarterly in arrears during the first 12 months and principal and accrued interest being paid quarterly (principal being paid in 8 equal quarterly installments) for the remainder of the term of the Note until the maturity date. The materials division operating results of VI Cement & Building Products, Inc. have been reclassified in the 2006 unaudited condensed consolidated and 2005 Consolidated Statements of Operations as discontinued operations.

On March 2, 2006, the Company sold its wholly-owned subsidiary, Antigua Masonry Products, Ltd. and its subsidiary, Antigua Cement Ltd (together “AMP”), pursuant to a Stock Purchase Agreement with A. Hadeed, a private investor, or his nominee, and Gary O’Rourke, under which it completed the sale of all of the issued and outstanding common shares of AMP. In connection with this sale, the purchasers acknowledged that preferred shares of AMP with a face value equal to EC 1,436,485 (US $532,032) as of the date of the sale (collectively, the “Preferred Shares”) are outstanding and owned beneficially and of record by certain third parties and that such Preferred Shares are reflected as debt on AMP’s books and records. The purchasers further acknowledged that their acquisition of AMP was subject to the Preferred Shares and that the purchasers have sole responsibility of satisfying and discharging all obligations represented by such Preferred Shares, which represents an aggregate amount slightly in excess of $500,000. Under the terms of this Stock Purchase Agreement, the purchasers acquired 493,051 common shares of AMP for a purchase price equal to $5.1 million, subject to certain adjustments. Proceeds of $4.6 million were realized due to retention of cash on hand with

AMP at the date of sale. This purchase price was paid entirely in cash. In addition, the transaction included transfers of certain assets from the Antigua operations to the Company, as well as pre-closing transfers to AMP of certain preferred shares in AMP that were owned by the Company. The purchasers agreed to pay all taxes incurred as a result of the sale. The operating results of AMP have been reclassified in the 2006 unaudited condensed consolidated and 2005 Consolidated Statements of Operations as discontinued operations.

On May 2, 2006, the Company completed the sale of the fixed assets and substantially all of the inventory of its Joint Venture assets of Puerto Rico Crushing Company (“PRCC”), to Mr. Jose Criado, through a company controlled by Mr. Criado for a purchase price of $700,000 cash and a two-year 5% note in an amount equal to the value of the inventory as of the closing date. Additionally, as part of the sale agreement, Mr. Criado assumed substantially all employee-related severance costs and liabilities arising from the lease agreement (including reclamation and leveling) for the quarry land. The net proceeds of the sale approximated the net book value of the related assets after giving effect to an impairment charge of approximately $0.9 million recorded by the Company on the long-lived assets of PRCC at December 31, 2005.

The accompanying Unaudited Condensed Consolidated Financial Statements for all the periods presented have been adjusted to classify the U.S Virgin Islands, Antigua material and Puerto Rico operations as discontinued operations. Selected statement of operations data for the Company’s discontinued operations is as follows :

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(dollars in thousands)
Total revenue	$208	$7,676	$3,545	$15,159
Pre-tax (loss) income from discontinued operations	$(56)	$1,050	366	$1,430
Income tax benefit	—	128	—	342

(Loss) income from discontinued operations, net of income taxes	$(56)	$1,178	$366	$1,772

A summary of the total assets of discontinued operations recorded on the accompanying condensed consolidated balance sheet is as follows:

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Accounts receivable, net of allowance	$112	$808
Inventory		460
Property and equipment, net		4,441

Total Assets	$112	$9,705

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

As of June 30, 2006, the Company’s liquidity and capital resources included cash and cash equivalents of $9.9 million, negative working capital of $30.2 million and available lines of credit of $13.3 million. Total outstanding liabilities were $176.4 million as of June 30, 2006, compared to $101.8 million as of December 31, 2005. The negative working capital results from our current liabilities, including $41.8 million of notes payable and $1.8 million of derivative instruments. The original value of the derivative instruments, which is more fully described in Note 16 of the unaudited condensed consolidated financial statements, is recorded as debt discount and is being accreted over the expected term of the notes, or 6 months. The Company expects that the notes payable will be exchanged for Series A Convertible Preferred Stock which are more fully described below. If the notes are not exchanged as expected, they become due and payable on January 1, 2007. In such an event, the Company would have to identify and obtain financing to fund the maturity of the notes. The Company believes that the exchange of the notes for the Series A Convertible Preferred Stock will occur as a result of the actions described in management’s discussion and analysis of liquidity and capital resources for the six month period ended June 30, 2006. Excluding the notes payable and financial derivatives, the Company has $13.4 million of working capital as of June 30, 2006.

21. Subsequent Events

None

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, as well as the financial statements and related notes included in the Company’s 2005 Form 10-K. Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand dollars and all percentages are stated to the nearest one tenth of one percent.

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

Critical Accounting Policies and Estimates

The Company’s discussion of its financial condition and results of operations is an analysis of the condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistently applied. Although the Company’s significant accounting policies are described in Note 1 of the notes to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the following discussion is intended to describe those accounting policies and estimates most critical to the preparation of the Company’s unaudited condensed consolidated financial statements. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowance for credit losses, inventories and loss reserve for inventories, cost to complete construction contracts, assets held-for-sale, intangible assets, changes in derivative instrument value, income taxes, taxes on un-repatriated earnings, warranty obligations, impairment charges, business divestitures, pensions, deferral compensation and other employee benefit plans or arrangements, environmental matters, and contingencies and litigation. The Company bases its estimates on historical experience and on various other factors that the Company believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Provisions are recognized in the statement of income for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. Contract cost is recorded as incurred and revisions in contract revenue and cost estimates are reflected in the accounting period when known. We estimate costs to complete our construction contracts based on experience from similar work completed in the past. If the conditions of the work to be performed change or if the estimated costs are not accurately projected, the gross profit from construction contracts may vary significantly in the future. The foregoing, as well as weather, stage of completion and mix of contracts at different margins may cause fluctuations in gross profit between periods and these fluctuations may be significant.

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

We determine the lives of goodwill and other intangible assets acquired in a purchase business combination. Some of these assets, such as goodwill, which we determine to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB 142. This testing is based on subjective analysis and may change from time to time. We tested goodwill and other intangible assets for impairment on June 30, 2006 and will test for impairment annually each June 30. Other identifiable intangible assets with estimated useful lives are amortized over their respective estimated useful lives. The review of impairment and estimation of useful life is subjective and may change from time to time.

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

Freestanding and embedded financial instrument derivatives, which have been identified in connection with financial instruments issued, are valued at the time of issuance using an appropriate option pricing model and recorded as an asset or liability based upon the terms and conditions of the derivative instrument identified. When a host instrument contains more than one embedded derivative, and these derivatives require bifurcation, the bifurcated derivative instruments are valued as a single compound derivative instrument. The valuation model utilized requires assumptions related to the remaining term of the derivative instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the respective derivative instrument. The derivatives which are identified are re-valued at the end of each reporting period utilizing the same model used to value the derivatives at the time of issuance, and the changes in the fair value of the derivatives are recorded as charges or credits to income in the period in which the changes occur. When a financial instrument derivative is classified as a liability, and is connected with a host instrument obligation, the related host instrument obligation is recorded after applying an appropriate discount equal to the value of the derivative (the “Discount”). In addition, the Discount is accreted to the face value of the respective host instrument obligation, utilizing the effective rate method, and, accordingly, an additional non-cash charge is recorded as interest expense or a reduction of net income to arrive at income attributable to common shareholders depending on the respective balance sheet classification of the host instrument obligation.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance date to adopt SFAS 123R, effective January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and, based on the requirements of SFAS No. 123, for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, except that entities also are allowed to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company has chosen to use the “modified prospective” method as explained in Note 12 to these unaudited condensed consolidated financial statements.

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

Comparison Of Three Months Ended June 30, 2006 With Three Months Ended June 30, 2005

Summary

In the second quarter of 2006, our consolidated revenue from continuing operations amounted to $28.6 million, an increase of $9.4 million, or approximately a 48.6% increase when compared to revenue in the second quarter 2005 of $19.2 million. This revenue increase was principally due to an increase of $10.5 million recorded by our Security Services division. The increase in Security division revenue was a result of our acquisitions of Coastal Security Company (“Coastal”) and Guardian International, Inc. (“Guardian”), which occurred on November 10, 2005 and March 6, 2006, respectively. These acquisitions were accounted for utilizing the purchase method of accounting. The results of these operations are included in our financial statements only from their respective acquisition dates. Operating loss for the second quarter 2006 increased $0.8 million to a $2.9 million loss when compared to a $2.1 million loss in the second quarter of 2005. This increase in operating loss of $0.8 million was principally due to an increase in gross profit of $5.5 million for our Security Services division offset by an increase in total operating expenses of $6.5 million, which amounts includes $5.0 million of amortization and impairment of acquired customer contracts and relationships, and operating income incurred by our Construction division amounting to $0.1 million in the second quarter of 2006, compared to operating income of $0.3 million during the comparable period in 2005. Other income (expense) increased $1.5 million to a net income of $1.2 million for the quarter ended June 30, 2006 from an expense of $0.3 million for the same period in 2005. Net loss from continuing operations for the second quarter of 2006 decreased $1.2 million to a net loss of $0.4 million when compared to a net loss for the second quarter of 2005 of $1.6 million.

Revenue

Our revenue from continuing operations during the second quarter of 2006 amounted to $28.5 million as compared to $19.2 million during the same period in 2005. This increase was primarily due to an increase of $10.5 million recorded by our Security Services division.

Revenue from our Security Services division amounted to $15.0 million for the second quarter of 2006 compared to $4.5 million for second quarter of 2005. This revenue increase arises as a result of our acquisitions of the electronic security services operations of Coastal and Guardian on November 10, 2005 and March 6, 2006, respectively. These acquisitions were accounted for utilizing the purchase method of accounting and the results of these operations are included in our financial statements only from their respective acquisition dates. In addition, during the second quarter of 2006, the Security Services division recorded a net gain of $0.8 million associated with the sale of the third party monitoring business and previously disposed monitoring contracts and incurred in excess of $0.4 million of non- recurring costs in order to transfer monitoring operations to the Security Services division’s Holly facility, which transfer took place on July 11, 2006.

Our Construction division revenue decreased approximately 11.3% to $9.3 million during the second quarter of 2006, when compared to $10.5 million for the comparable period in 2005. This revenue was principally generated by construction contracts in the Bahamas and the Virgin Islands. Our backlog of contracts at June 30, 2006 was $14.2 million, involving 18 contracts. The Company expects that most of the $14.2 million backlog will be completed during 2006. The Company is actively bidding and negotiating additional projects in areas throughout the Caribbean and, since June 30, 2006, the division has added $8.6 million of additional construction contracts or change orders.

Our Materials division revenue for the quarter ended June 30, 2006 increased $0.2 million, or 5.9%, to $4.0 million for the second quarter of 2006 from $3.8 million for the second quarter of 2005. Following the completed sale of the US Virgin Islands, Antigua and Puerto Rico materials operations, which were completed on September 30, 2005, March 2, 2006 and May 2, 2006 respectively, our Materials division consists solely of our quarry and concrete and aggregates operation on the island of St. Martin. Revenue for our St Martin operations for the second quarter of 2006 increased $0.2 million to $4.0 million from $3.8 million for the three months ended June 30, 2005, and was attributable to an increase in sales of aggregates and increases in both the price and volume of concrete.

Other revenue in the quarter ended June 30, 2006 and 2005 consisted of $166,000 and 335,000 respectively associated with our DevMat utilities services joint venture.

Cost of Revenues

Cost of Security, as a percentage of Security Services revenue, was 46.0% for the second quarter of 2006 compared to 42.6% for the second quarter of 2005, or a difference of 3.4%. Cost of revenues for the second quarter of 2006 and cost of revenues for the second quarter of 2005 are not directly comparable as a percentage of revenue due to the increase in revenues and related costs of acquired businesses in the second quarter of 2006. Included in the cost of security are the direct costs incurred to monitor and service security systems installed at subscriber premises, as well as the net direct costs incurred with the installation of new security systems, after taking into consideration the effects of Staff Accounting Bulletin No. 104.

Cost of Construction as a percentage of Construction revenue increased 0.9% to 88.5% during the second quarter of 2006 from 87.6% percent during the same period in 2005.

Cost of Materials as a percentage of Materials revenue decreased 10.3% to 85.9% during the second quarter of 2006 from 96.3% during the same period in 2005. This was the result of increased revenue per yard on our cement sales and the increased volume for our quarry operations.

Operating Expenses

Selling, general and administrative expense (“SG&A expense”) combined with severance and retirement increased $6.5 million during the second quarter of 2006 to $12.8 million when compared to $6.3 million for the comparable period in 2005. The increase of $6.5 million was due to increases in the SG&A expenses in the Security Services division of $7.0 million resulting from the acquired businesses of Coastal and Guardian. Included in the $7.0 million increase of operating expenses is an increase of $4.1 million for non-cash charges for amortization and impairment of acquired customer contracts and relationships in accordance with FASB No. 142.

Operating Income (Loss)

Operating loss for the second quarter of 2006 amounted to $2.9 million compared to an operating loss of $2.1 million for the comparable period in 2005, or an increased loss of $0.8 million. The increased loss was mainly attributable to an increase in non-cash charges for amortization and impairment of acquired customer contracts and relationships in accordance with FASB No. 142.

Other Income (expense)

Other income (expense) amounted to a $1.2 million income for the second quarter of 2006 compared to an expense of $0.3 million for the same period in 2005. This $1.2 million income is due to an $8.3 million benefit in fair market value associated with the derivative liability which was issued in connection with financing the acquisition of Guardian. This other income was offset by an increase in net interest expense of $6.8 million resulting from increased debt issued to finance the acquisitions of, Coastal and Guardian.

Income Taxes

Income tax benefit (expense) was a deferred tax benefit of $1.4 million for the second quarter ended June 30, 2006 compared to a benefit of $0.9 million for the same quarter in 2005. The deferred tax benefit for the three months ended June 30, 2006 was mainly related to realization of a deferred tax liability associated with the Security Services division’s customer list valuation.

Comparison Of Six Months Ended June 30, 2006 With Six Months Ended June 30, 2005

Summary

During the six months ended June 30, 2006, our consolidated revenue from continuing operations amounted to $52.4 million, an increase of $18.1 million, or approximately a 52.9% increase when compared to revenue of $34.3 million during the first six months of 2005. This revenue increase was principally due to an increase of $19.1 million recorded by our Security Services division. The increase in Security division revenue was a result of our acquisitions of Starpoint Limited (“Starpoint”), Coastal and Guardian, which occurred on February 28, 2005, November 10, 2005 and March 6, 2006, respectively. These acquisitions were accounted for utilizing the purchase method of accounting. The results of these operations are included in our financial statements only from their respective acquisition dates. Operating loss for the first six months of 2006 increased $6.7 million to a $9.1 million loss when compared to a $2.4 million loss in the first six months of 2005. This increase in operating loss of $6.7 million was principally due to an increase in gross profit of $10.1 million for our Security Services division resulting from the our acquisitions in Security Services offset by an increase in total operating expenses of $13.0 million, which amounts includes $7.2 million increase of amortization and impairment of acquired customer contracts and relationships. Additionally an operating loss incurred by our Construction division amounting to $2.7 million in the six months of 2006, compared to operating income of $2.3 million during the comparable period in 2005, was mainly the result of losses incured by the Construction Division on two construction contracts in the 1st Quarter of 2006. The Construction Division reported 73,000 of operating profit in the Secord quarter of 2006. Other income (expense) increased $1.6 million to a net expense of $1.9 million for the six months ended June 30, 2006 from an expense of $0.3 million for the same period in 2005. Net loss from continuing operations for the six months ended June 30, 2006 increased $5.8 million to a net loss of $9.6 million when compared to a net loss of $3.8 million for the second quarter of 2005.

Revenue

Our revenue from continuing operations during the second quarter of 2006 amounted to $52.4 million as compared to $34.3 million during the same period in 2005. This increase was primarily due to an increase of $19.1 million recorded by our Security Services division.

Revenue from our Security Services division amounted to $25.6 million for the first six months of 2006 compared to $6.5 million for the same period of 2005. This revenue increase arises as a result of our acquisitions of the electronic security services operations of Starpoint, Coastal and Guardian on February 28, 2005 November 10, 2005 and March 6, 2006, respectively. These acquisitions were accounted for utilizing the purchase method of accounting and the results of these operations are included in our financial statements only from their respective acquisition dates.

Our Construction division revenue decreased approximately 8.4% to $18.1 million during the first six months of 2006, when compared to $19.8 million for the comparable period in 2005. This revenue was principally generated by construction contracts in the Bahamas and the Virgin Islands. Our backlog of contracts at June 30, 2006 was $14.5 million, involving 18 contracts. The Company expects that most of the $14.5 million backlog will be completed during 2006. The Company is actively bidding and negotiating additional projects in areas throughout the Caribbean and the division has added $8.6 million of additional construction contracts or change orders, since June 30, 2006.

Our Materials division revenue for the first six months of 2005 increased $0.8 million, or 11.5%, to $8.3 million compared to $7.5 million for the first six months of 2005. Following the completed sale of the US Virgin Islands, Antigua and Puerto Rico materials operations, which were completed on September 30, 2005, March 2, 2006 and May 2, 2006 respectively, our Materials division consists solely of our quarry and concrete and aggregates operation on the island of St. Martin. Revenue for our St Martin operations for the second quarter of 2006 increased $0.9 million to $8.3 million from $7.5 million for the six months ended June 30, 2005 , and was attributable to an increase in sales of aggregates and concrete.

Other revenue in the first six months consisted of $348,000 associated with our DevMat utilities services joint venture.

Cost of Revenues

Cost of Security, as a percentage of Security Services revenue, was 45.7% for the first six months of 2006 compared to 41.8% for first six months of 2005, or a difference of 3.9%. The difference in cost of revenues for the first six months of 2006 and the same period of 2005 are not directly comparable as a percentage of revenue due to the increase in revenues and related costs of acquired businesses in the second quarter of 2006. Included in the cost of security are the direct costs incurred to monitor and service security systems installed at subscriber premises, as well as the net direct costs incurred with the installation of new security systems, after taking into consideration the effects of Staff Accounting Bulletin No. 104.

Cost of Construction as a percentage of Construction revenue increased 24.2% to 103.8% during the first six months of 2006 from 79.6% percent during the same period in 2005. The increase is mainly attributed to a $1.3 million increase in the projected loss on a marina project in the Virgin Islands, which is scheduled to be completed in the third quarter of 2006, and a $0.3 million loss on a dredging job due to delays and expenses not reimbursed under the contract with the customer. In addition, current construction jobs are operating at lower margins that the first six months of 2005.

Cost of Materials as a percentage of Materials revenue decreased 9.9% to 86.0% during the first six months of 2006 from 95.9% during the same period in 2005. This was the result of increased revenue per yard on our concrete sales and the increased volume for our quarry operations.

Operating Expenses

Selling, general and administrative expense (“SG&A expense”) combined with severance and retirement increased $13.1 million during the first six months of 2006 to $23.8 million when compared to $10.7 million for the comparable period in 2005. The increase of $13.1 million was due to increases in the Security Services division of $16.8 million resulting from the acquired businesses of Starpoint, Coastal and Guardian combined with an increase of other unallocated corporate overhead of $1.1 million. Included in the $13.1 million increase of Security Services operating expenses is an increase of $7.2 million for non-cash charges for amortization and impairment of acquired customer contracts and relationships in accordance with FASB No. 142. The unallocated corporate overhead was mainly due to an increase in rent expense of $0.3 million and stock option expense of $0.2 million in accordance with FAS 123R.

Operating (Loss)

Operating loss for the first six months of 2006 amounted to $9.1 million compared to an operating loss of $2.4 million for the comparable period in 2005, or an increased loss of $6.8 million. The increased loss was mainly attributable to the reduced profitability of the Construction division of $5.0 million, the increase in unallocated administration cost, and the increase in operating loss in the Security Services division due to the increase for non-cash charges for amortization and impairment of acquired customer contracts and relationships in accordance with FASB No. 142.

Other Income (Expense)

Other income (expense) amounted to a $1.9 million expense for the first six months of 2006 compared to an expense of $0.3 million for the same period in 2005. This $1.9 million expense is due to a $6.7 million benefit in fair market value associated with the derivative liability which was issued in connection with financing the acquisition of Guardian offset by an increase in interest expense of $11.2 million resulting from increased debt issued to finance the acquisitions of Starpoint, Coastal and Guardian, respectively. This was further offset by the recognition of an additional $1.2 million benefit from the December 2004 settlement of a note receivable from the Antigua and Barbuda government.

Income Taxe Benefit (Expense)

Income tax benefit (expense) was a benefit of $1.5 million for the six months ended June 30, 2006 compared to an expense of ($1.0) million for the same six month period in 2005. In February 2006, one of the Company’s Antiguan subsidiaries declared and paid a $3.6 million gross dividend, of which $1.2 million was withheld for Antiguan withholding taxes. The withholding taxes were deemed paid by utilization of a portion of a $7.5 million tax credit received as part of a Satisfaction Agreement which was entered into between the Company, its Antiguan subsidiaries and the Government of Antigua and Barbuda in December of 2004. Accordingly, in the first quarter of 2005, the Company recognized a non cash foreign tax expense in the amount of $ 1.2 million which was offset by deferred tax benefit of $2.8 million realized during the first six months of 2006.

Liquidity and Capital Resources

We generally fund our working capital needs from operations and bank borrowings. In the electronic security services business, monitoring services are typically billed in advance on either a monthly, quarterly or annual basis. Installations of new security systems for residential customers typically result in a net investment in the customer, whereas installations of new security systems for commercial projects typically have neutral to positive cash flow. In the construction business, we expend considerable funds for equipment, labor and supplies. In the construction division, our capital needs are greatest at the start of a new contract, since we generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is usually withheld as retainage until the work is complete. We have historically provided long term financing to certain customers who have previously utilized our construction services. During the first quarter of 2006, we did not finance any construction contracts while in the first quarter of 2005, we financed $1.6 million of construction contracts. Repayments by customers are due at different times within the next three years. Accounts receivable for the materials operation are typically established with terms between 30 and 45 days. Our business requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs.

We believe our cash flow from operations, existing working capital and funds available from lines of credit are adequate to meet our operating needs in 2006. Historically, we have used a number of lenders to finance a portion of our machinery and equipment purchases. At June 30, 2006, there were no amounts outstanding to these lenders.

For certain new contracts, our construction customers require we issue a bid or performance bond for the value of a contract. Bonding company’s use, among other measures, tangible net worth to determine eligibility for underwriting the bonds. Because of the value of intangible assets acquired in our security services acquisitions, the cost of obtaining construction related bonds has increased significantly. Although we believe this may prevent us from obtaining certain contracts in the future, we believe our experience and existing presence in the Caribbean geographic area will provide an adequate level of comfort to allow our backlog of construction contracts to remain stable. On occasion, Devcon International Corp., ultimate parent to our subsidiaries that comprise our construction division has been required to provide a guarantee of performance to obtain a contract.

As of June 30, 2006, our liquidity and capital resources included cash and cash equivalents of $9.9 million, negative working capital of $30.2 million and available lines of credit of $13.3 million. Total outstanding liabilities were $176.4 million as of June 30, 2006, compared to $101.8 million as of December 31, 2005. The negative working capital results from our current liabilities, including $41.8 million of notes payable and $1.8 million of derivative instruments. The $1.8 million of derivative instruments, which is more fully described in Note 16 of the unaudited condensed consolidated financial statements, are recorded as debt discount and will be accreted over the expected term of the notes, or 6 months. We expect that the notes payable will be exchanged for Series A Convertible Preferred Stock which are more fully described below. If the notes are not exchanged as expected, they become due and payable on January 1, 2007. In such an event, the Company would have to identify and obtain financing to fund the maturity of the notes. The Company believes that the exchange of the notes for the Series A Convertible Preferred Stock will occur as a result of the actions described below. Excluding the notes payable and financial derivatives, the Company has $13.4 million of working capital as of March 31, 2006.

Cash flow used by operating activities for the six months ended June 30, 2006 was $2.6 million compared with cash used of $2.9 million for the same period in 2005. The primary sources of cash for operating activities during the first six months was notes receivable of $2.2 million and cost in excess of billing of $1.4 million. The primary use of cash from operating activities was a decrease in accounts payable, accrued expenses and other liabilities of $4.2 million and other long term assets of $2.9 million.

Our accounts receivable averaged 59 days of sales outstanding (DSO) as of June 30, 2006. This is an increase of 16 days compared to 43 days at the end of December 2005. Our security services segment averaged 45 days, while our construction segment and St Martin materials operations averaged 96 and 46 days respectively.

On June 6, 1991, the Company issued an unsecured, prime rate interest bearing, promissory note, in favor of Donald L. Smith, Jr., a director and former Chairman and Chief Executive Officer (“Mr. Smith”), in the aggregate principal amount at the time of issuance of $2.1 million, with a maturity date of January 1, 2004 (the “Smith Note”). Subsequently the maturity date of the Smith Note was extended by the parties until October 1, 2005. As of March 31, 2006, $1.7 million was outstanding under the Smith Note. Under the terms of a guarantee agreement dated March 10, 2004, between the Company and Mr. Smith where Mr. Smith, amongst others, agreed to guaranty certain loan notes receivable due from EBR Holding Limited ( “EBRH’), amounting to $2.2 million at that time, Mr. Smith agreed to maintain collateral for these guarantees in the amount of $1.8 million. The balance due to Mr. Smith under the Smith Note served as collateral for the aforementioned required amount.

The Company in May 2006 restructured and satisfied the Smith Note and all notes due from EBRH (the “EBR Notes”). In May 2006, the Company entered into two agreements, one of which (the “Smith Note Agreement”) was amongst the Company, and Mr. Smith and the other agreement (the “EBR Note Agreement”) was amongst the Company, EBRH, EBR Properties Limited and Emerald Bay Resort & Co. (collectively, “EBR”). Under the terms of the Smith Note Agreement, Mr. Smith agreed to cancel the Smith Note in exchange for the Company’s assignment to Mr. Smith of certain notes EBR had previously issued to the Company with an aggregate amount due from EBR at time of assignment equal to $1.0 million plus accrued interest. As part of this restructuring the Company also made a cash payment of $458,525 to Mr. Smith in satisfaction of all remaining amounts now due under the Smith Note. This restructuring satisfied all amounts due under the all notes due from EBRH. In addition, as part of this restructuring, the Company received $56,000 in cash from EBRH, and EBR agreed to use its good faith efforts to transfer to the Company an approximately 14% interest which EBR had in a redi-mix batch plant which the Company controls in Great Exuma, Bahamas. The Company has also agreed to surrender the minority equity interest the Company held in EBR.

The Company has entered into retirement agreements with certain existing and retired executives of the Company. The net present value of future liabilities for these arrangements as of June 30, 2006 was $3.1 million, of which $1.6 million is for the former Chairman. The Company has used an average discount rate of 5.0 percent and standard mortality tables to estimate these liabilities.

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

In order to finance the Merger, on March 6, 2006, we also (i) closed a private placement of the Notes described below and Warrants under the terms of a Securities Purchase Agreement, and (ii) through DSH, increased our credit line (the “Credit Agreement”) from $70 million to $100 million under our revolving credit facility with CapitalSource. Most of the proceeds from the Notes, the Warrants and the draw down under the increased Credit Agreement were used to acquire Guardian. The remaining proceeds were used to repay the $8 million CapitalSource Bridge Loan, which was issued in November 2005, and for general corporate purposes, including working capital. As of June 30, 2006, we had $13.3 million unused availability on our $100 million CapitalSource credit facility. Additionally, based on the borrowing base formula used to determine the amount that is availabile to borrow, we had $2.7 million of additional borrowing capacity against the $13.3 million of availability as of June 30, 2006.

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

We anticipate that, pursuant to the terms of the Securities Purchase Agreement, the private placement investors will subsequently receive an aggregate of 45,000 shares of Series A convertible preferred stock (“Series A Convertible Preferred Stock”), par value $0.10 per share, of Devcon with a liquidation preference equal to $1,000, a dividend rate equal to 8% per annum, convertible into common stock at a conversion price equal to $9.54 per share for each share of Series A Convertible Preferred Stock. The conversion price of the Series A Convertible Preferred Stock and the exercise price of the Warrants will be subject to certain anti-dilution adjustments.

The creation of a new class of preferred stock is subject to shareholder approval under Florida law, while, the issuance of the Preferred Stock and common stock Warrants and the subsequent issuance of shares of common stock issuable upon conversion of the Preferred Stock, the exercise of the common stock Warrants or distribution of any dividends paid in the form of common stock on the Series A convertible preferred stock, which could, upon issuance, equal an amount that is 20% or more of our common stock outstanding prior to the date of issuance, requires shareholder approval under the rules of Nasdaq. On February 10, 2006, holders of more than 50% of our common stock approved the amendment to our articles of incorporation creating a new class of preferred stock, the issuance of the Preferred Stock and the subsequent issuance of shares of common stock issuable upon conversion of the Preferred Stock, the exercise of the common stock Warrants or distribution of any dividends paid in the form of common stock on the Preferred Stock; however, this approval will not be effective until the Securities Exchange Commission rules and regulations relating to the delivery of an information statement on Schedule 14C to our shareholders have been fully satisfied. We anticipate that the sale of the shares of Preferred Stock will take place in October, 2006 but not later than January 1, 2007.

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

The Company has entered into various construction and payment deferral agreements with an entity which owns and manages a resort project in the Bahamas in which Mr. Donald L. Smith Jr., a director and former Chairman and Chief Executive Officer of the Company, and a subsidiary of the Company are minority partners owning 11.3 percent and 1.2 percent, respectively. Mr. Smith is also a member of the entity’s managing committee.

•	As of January 1, 2003, the Company entered into a payment deferral agreement with the resort project whereby several notes, which are guaranteed partly by certain owners of the project, evidenced a loan totaling $2.0 million owed to the Company. Mr. Donald Smith, Jr. issued a personal guarantee for the total amount due under this loan agreement to the Company. The balance of the loan payable to the Company as of March 31, 2006, including accrued interest, is $1.7 million. This loan was satisfied under the terms of an agreement described below as the Smith Note agreement.

•	The Company has entered into construction contracts with the resort project. In late 2004, the Company entered into a $15.2 million contract, which contract has been increased to $15.9 million, to construct a marina and breakwater for the same entity. The resort project secured third party financing for this latter contract. The Company entered into a vertical construction contract with another entity for $3.0 million during the second quarter of 2005. Mr. Smith is a partner of this entity. In connection with currently active contracts on the project, the Company recorded revenues of $0.1 million and $2.0 million for the three months ended June 30, 2006 and 2005, respectively. The Company recorded revenues of $0.3 and $5.6 for the six months ended June 30, 2006 and 2005, respectively. As of December 31, 2005, the marina and breakwater contract was substantially complete.

•	The outstanding balance of trade receivables from the resort project was $0.3 million as of June 30, 2006 and December 31, 2005. The outstanding balance of note receivables was $0.0 and $2.2 million as of June 30, 2006, and December 31, 2005, respectively. The Company has recorded interest income of $50,000 and $100,000 for the three and six month period ended June 30 2005, respectively. During the three month period ended June 30, 2006 no interest income was recorded due to the settlement of the notes. The interest income recorded for the six months ended June 30, 2006 was $31,000. The billings in excess of cost were $22,337 and $50,922 as of June 30, 2006 and December 31, 2005, respectively. Mr. Smith has guaranteed the payment of the receivables from the entity, up to a maximum of $3.0 million, including the deferral agreement described above. The guarantee of collectibility by Mr. Smith was terminated as part of the agreements identified below as the Smith Note and the EBR Receivable Agreement.

During the second quarter of 2005, after receiving approval by our Audit Committee, a subsidiary of the Company entered into a $3.0 million agreement to construct a residence on a parcel of property located within the resort complex know has Emerald Bay Resorts on the island of Exuma, Bahamas. Donald L. Smith, Jr., a director and former Chairman and Chief Executive Officer (“Mr. Smith”), is a party to this agreement and has a 50% interest in the ownership of the land on which the residence is being constructed together with one other party who has the remaining 50% interest in the ownership of this land , as well as a controlling interest in the resort project in the Bahamas. Mr. Smith has a minority interest in the resort and also sits on committees which govern the affairs of the resort. Mr. Smith and his partner have agreed to share in all profits if any, generated by this parcel in accordance with their respective interests. As a result of change orders to the scope of the work to be performed, the total amounts which can be invoiced by the Company with respect to this project has increased to $3.2 million as of June 30, 2006. Due to various delays in construction, as well as additional time required to complete the project, we have estimated that the cost to complete the residence is currently $3.6 million. In accordance with the Company’s accounting policies the Company has recorded a loss of $0.4 million in its June 2006 operating results. Since June 2005, the month in which the project started, through June 30, 2006, the Company has recorded revenue of $0.9 million with respect to this project and as at June 30, 2006 and December 31, 2005, the accounts receivable outstanding attributable to this project amounted to $0.2 million and $0.2 million, respectively. The billing in excess of cost amounted to $0.5 million at June 30, 2006 and the cost in excess billings amounted to $20,000 at December 31, 2005.

On June 6, 1991, the Company issued an unsecured, prime rate interest bearing, promissory note, in favor of Donald L. Smith, Jr., a director and former Chairman and Chief Executive Officer (“Mr. Smith”), in the aggregate principal amount at the time of issuance of $2.1 million, with a maturity date of January 1, 2004 (the “Smith Note”). Subsequently the maturity date of the Smith Note was extended by the parties until October 1, 2005. As of March 31, 2006, $1.7 million was outstanding under the Smith Note. Under the terms of a guarantee agreement dated March 10, 2004, between the Company and Mr. Smith where Mr. Smith, amongst others, agreed to guaranty certain loan notes receivable due from EBR Holding Limited ( “EBRH’), amounting to $2.2 million at that time, Mr. Smith agreed to maintain collateral for these guarantees in the amount of $1.8 million. The balance due to Mr. Smith under the Smith Note served as collateral for the aforementioned required amount.

The Company in May 2006 restructured and satisfied the Smith Note and all notes due from EBRH (the “EBR Notes”). In May 2006, the Company entered into two agreements, one of which (the “Smith Note Agreement”) was amongst the Company, and Mr. Smith and the other agreement (the “EBR Note Agreement”) was amongst the Company, EBRH, EBR Properties Limited and Emerald Bay Resort & Co. (collectively, “EBR”). Under the terms of the Smith Note Agreement, Mr. Smith agreed to cancel the Smith Note in exchange for the Company’s assignment to Mr. Smith of certain notes EBR had previously issued to the Company with an aggregate amount due from EBR at time of assignment equal to $1.0 million plus accrued interest. As part of this restructuring the Company also made a cash payment of $458,525 to Mr. Smith in satisfaction of all remaining amounts now due under the Smith Note. This restructuring satisfied all amounts due under the all notes due from EBRH. In addition, as part of this restructuring, the Company received $56,000 in cash from EBRH, and EBR agreed to use its good faith efforts to transfer to the Company an approximately 14% interest which EBR had in a redi-mix batch plant which the Company controls in Great Exuma, Bahamas. The Company has also agreed to surrender the minority equity interest the Company held in EBR.

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

The Company has entered into a retirement agreement with Mr. Richard Hornsby, our former Senior Vice President and a director. He retired from the company at the end of 2004. During 2005 he received his full salary. From 2006 he will receive annual payments of $32,000 for life. During 2003, the Company recorded an expense of $232,000 for services rendered; this amount was paid out in 2005. The Company expensed the net present value of the obligation to pay Mr. Hornsby $32,000 annually for life, over his estimated remaining service period at the Company, i.e. during 2004. The net present value of the future obligation is presently estimated at $291,064 as of June 30, 2006.

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

The management services to be provided include, among other things, assisting the Company with, among other matters, establishing certain office, accounting and administrative procedures, obtaining financing relating to business operations and acquisitions, developing and implementing advertising, promotional and marketing programs, facilitating certain securities matters (both proposed offerings and ongoing compliance issues) and future acquisitions and dispositions, developing tax planning strategies, and formulating risk management policies. Under the terms of the Management Agreement, the Company is obligated to pay Royal Palm a management fee in the amount of $30,000 per month. In connection with this Agreement, we incurred $274,702 during the year ended December 31, 2005 and $180,000 for the six months ended June 30, 2006.

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

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, who is also acting as our Principal Financial and Accounting Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of June 30, 2006, the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer , as appropriate, to allow timely decisions regarding required disclosures.

In connection with the completion of its audit of, and the issuance of an unqualified report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2005, the Company’s former independent registered public accounting firm, KPMG, LLP (“KPMG”), communicated to the Company’s management and Audit Committee that certain matters involving the Company’s internal controls were considered to be “material weaknesses”, as defined under the standards established by the Public Company Accounting Oversight Board, or PCAOB. These matters pertained to (i) inadequate polices and procedures with respect to review and oversight of financial results to ensure that accurate consolidated financial statements were prepared and reviewed on a timely basis, (ii) inadequate number of individuals with US GAAP experience and (iii) inadequate review of account reconciliations, analyses and journal entries. The Company concurred with this communication.

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

Changes in Internal Controls

The Company is committed to continuously improving its internal controls and financial reporting. Since December 31, 2005, management has met with its Audit Committee and its former independent registered public accounting firm, KPMG, to review the specific details of the material weaknesses in internal control and determine short term and longer term plans to remediate those weaknesses with the ultimate goal of meeting the formalized requirements of Section 404 of the Sarbanes-Oxley Act.

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

The Company believes the implementation of the above measures will appropriately address the matters identified by the Company’s former independent registered public accounting firm and concurred with by management as material weaknesses. This process is ongoing, however, and the Company’s management and its Audit Committee will continue to monitor the effectiveness of the Company’s internal controls and procedures on a continual basis and will take further action as appropriate.

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

Item 1A. Risk Factors

Information about risk factors for the three months ended June 30, 2006, does not differ materially from those in set forth in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended December 31, 2005, except for the following additional Risk Factor:

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

Under generally accepted accounting principles, the Warrants, the Right to Purchase and any other embedded derivatives must be revalued from time to time as of each applicable balance sheet date and marked to market with resulting changes in value being recorded as a charge or credit to arrive at net income. During this periodic valuation process, the Company may recognize charges due to the recognition of changes in the market value of these derivative financial instruments. We valued the Warrants and the Right to Purchase at March 6, 2006, their date of issuance, using an appropriate option pricing model (“the Model”). This Model is described in footnote 16 to the Company’s unaudited condensed consolidated financial statements. As more fully explained in footnote 16 to the Company’s unaudited condensed consolidated financial statements, from the date of issuance though June 30, 2006, an aggregate benefit to arrive at net income with respect to the re-valuation of these derivatives liabilities amounted to $6,788,545.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits:
Exhibit 10.1	Agreement, dated June 5, 2006, by and among EBR Holding Limited, EBR Properties Limited, Emerald Bay Resort & Co., the Company and Bahamas Construction & Development Ltd.

Exhibit 10.2	Agreement, dated June 5, 2006, by and among Donald L. Smith, Jr., the Company and Bahamas Construction & Development Ltd.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2006

By:	/s/ Stephen J. Ruzika
Stephen J. Ruzika, Chief Executive Officer
(on behalf of the Registrant and as Principal Executive Officer)

By:	/s/ George Hare
George Hare, Chief Financial Officer,
(on behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Agreement, dated June 5, 2006, by and among EBR Holding Limited, EBR Properties Limited, Emerald Bay Resort & Co., the Company and Bahamas Construction & Development Ltd.

10.2	Agreement, dated June 5, 2006, by and among Donald L. Smith, Jr., the Company and Bahamas Construction & Development Ltd.

31.1	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.