Form 10-Q
period 2006-09-30
DEVCON INTERNATIONAL CORP
filed 2006-11-14
CIK 28452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 13, 2006 the number of shares outstanding of the registrant’s Common Stock was 6,033,879.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Part I Financial Information

Item 1. Financial Statements

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2006 and December 31, 2005

(Amounts shown in thousands except share and per share data)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,708	$4,634
Accounts receivable, net of allowance for doubtful accounts of $(1,986) and $(1,785), respectively	19,329	17,575
Accounts receivable, related party	516	469
Notes receivable	2,570	1,622
Notes receivable, related party	—	2,160
Costs and estimated earnings in excess of billings	944	2,046
Costs and estimated earnings in excess of billings, related party	—	20
Inventories	4,231	2,892
Prepaid expenses	2,178	1,464
Prepaid taxes	—	6
Assets held for sale	1,188	1,750
Other current assets	5,809	4,751

Total current assets	41,473	39,389

Property, plant and equipment, net:
Land	1,318	304
Buildings	279	400
Leasehold improvements	1,560	1,081
Equipment	14,259	21,386
Furniture and fixtures	1,437	1,039
Construction in process	1,017	1,629

Total property, plant and equipment	19,870	25,839
Less accumulated depreciation	(3,123)	(5,853)

Total property, plant and equipment, net	16,747	19,986

Other assets:
Investments in unconsolidated joint ventures and affiliates	339	339
Notes receivable, net of current portion	2,492	3,504
Customer lists, net of amortization $(19,726) and $(4,407) respectively	75,381	46,050
Goodwill	77,450	48,019
Other intangible assets, net of amortization $(342) and $(94), respectively	2,873	1,724
Other long-term assets	10,043	6,456

Total other assets	168,578	106,092

Total assets	$226,798	$165,467

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

September 30, 2006 and December 31, 2005

(Amounts shown in thousands except share and per share data)

(Unaudited)

	September 30, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade and other	$5,446	$8,094
Accrued operational fees and taxes	2,797	2,215
Accrued expenses and other liabilities	8,195	7,169
Accrued loss – related party construction contract	342	—
Deferred revenue	9,979	4,808
Accrued expense, retirement and severance	698	897
Current installments of long-term debt	200	69
Current installments of long term debt, related party	—	1,725
Billings in excess of costs and estimated earnings	2,628	1,205
Billings in excess of costs and estimated earnings, related party	437	51
Derivative instruments	1,256	—
Notes payable (Note 16)	44,135	8,000
Income tax payable	383	846

Total current liabilities	76,496	35,079

Long-term debt, excluding current installments	86,774	55,521
Retirement and severance, excluding current portion	2,956	4,098
Other long-term liabilities	16,495	7,112

Total liabilities	$182,721	$101,810

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, $0.10 par value. Shares authorized 50,000,000, shares issued 6,033,879 in 2006 and 6,001,922 in 2005, shares outstanding 6,033,848 in 2006 and 6,001,888 in 2005	$603	$600
Additional paid-in capital	31,636	31,325
Retained earnings	13,193	33,624
Accumulated other comprehensive loss – cumulative translation adjustment	(1,355)	(1,892)
Treasury stock, at cost, 34 shares in 2006 and 2005	—	—

Total stockholders’ equity	$44,077	$63,657

Total liabilities and stockholders’ equity	$226,798	$165,467

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2006 and 2005

(Amounts shown in thousands except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenue
Materials revenue	$4,046	$2,824	$12,386	$10,305
Construction revenue	7,918	8,371	25,263	22,437
Construction revenue, related party	194	829	955	6,529
Security revenue	13,845	4,591	39,451	11,146
Other revenue	138	65	486	543

Total revenue	26,141	16,680	78,541	50,960
Cost of Sales
Cost of Materials	(3,816)	(2,511)	(10,989)	(9,689)
Cost of Construction	(9,423)	(11,504)	(28,214)	(27,228)
Cost of Security	(6,504)	(1,983)	(18,204)	(4,725)
Cost of Other	(47)	(43)	(110)	(337)

Total cost of sales	(19,790)	(16,041)	(57,517)	(41,979)

Gross profit	6,351	639	21,024	8,981
Operating expenses
Selling, general and administrative	(13,033)	(5,588)	(36,632)	(15,846)
Severance and retirement	(387)	(6)	(620)	(492)

Total operating expenses	(13,420)	(5,594)	(37,252)	(16,338)

Operating loss	(7,069)	(4,955)	(16,228)	(7,357)

Other income (expense)
Joint venture equity earnings	—	—	(35)	—
Interest expense	(5,983)	(510)	(17,512)	(1,190)
Interest income	127	194	467	514
Gain on Antigua note	—	—	1,230	—
Derivative financial instrument benefit	516	—	7,305	—
Other income	(20)	513	1,157	582

Total other (expense) income	(5,360)	197	(7,388)	(94)

Loss from continuing operations before taxes	(12,429)	(4,758)	(23,616)	(7,451)
Income tax benefit (expense)	1,336	395	2,833	(671)

Net (loss) from continuing operations	(11,093)	(4,363)	(20,783)	(8,122)

(Loss) income from discontinued operations, net of income tax expense of $0 for the three and nine months ended September 30, 2006 and $184 and $145 for the three and nine months ended September 30, 2005, respectively	(148)	728	56	2,043

Gain on disposal of discontinued operations, net of income tax expense of $0 for the three and nine months ended September 30, 2006 and $467 and $164 for the three and nine months ended September 30, 2005, respectively	—	1,851	297	2,310

Net (loss)	$(11,241)	$(1,784)	$(20,430)	$(3,769)

Basic (loss) per share:
Continuing operations	$(1.84)	$(0.73)	$(3.45)	$(1.38)
Discontinued operations	$(0.02)	$0.43	$0.06	$0.74
Net (loss)	$(1.86)	$(0.30)	$(3.39)	$(0.64)

Diluted (loss) income per share:
Continuing operations	$(1.84)	$(0.73)	$(3.45)	$(1.38)
Discontinued operations	$(0.02)	$0.43	$0.06	$0.74
Net (loss)	$(1.86)	$(0.30)	$(3.39)	$(0.64)

Weighted average number of shares outstanding:
Basic	6,033,879	5,959,358	6,023,075	5,872,736
Diluted	6,033,879	5,959,358	6,023,075	5,872,736

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2006 and 2005

(Amounts shown in thousands except share and per share data)

(Unaudited)

	Nine months ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net loss	$(20,430)	$(3,769)

Adjustments to reconcile net loss to net cash (used) in operating activities:
Non-cash stock compensation	175	56
Depreciation and amortization	16,815	6,509
Loan origination cost amortization	751	—
Deferred income taxes	(4,156)	(1,734)
Provision for doubtful accounts receivables	327	69
Minority interest	35	—
Joint venture equity gain	—	18
Impairment of long lived assets	389	502
Financial instrument derivatives benefit	(7,305)	—
Amortization of debt discount	7,696	—
Gain on sale of property and equipment	(2,802)	(2,639)

Changes in operating assets and liabilities:
Accounts receivable	(307)	776
Accounts receivable – related party	(47)	416
Notes receivable	(357)	(1,704)
Notes receivable – related party	2,160	(165)
Costs and estimated earnings in excess of billings	1,102	(2,594)
Costs and estimated earnings in excess of billings, related party	20	(47)
Inventories	(451)	(120)
Prepaid expenses and other current assets	(153)	1,164
Other long-term assets	(882)	(666)
Accounts payable, accrued expenses and other liabilities	(2,683)	2,272
Accrued loss – related party construction contract	341	—
Deferred revenue	1,727	(193)
Billings in excess of costs and estimated earnings	1,423	85
Billings in excess of costs and estimated earnings, related party	387	(501)
Income tax payable	(463)	(1,961)
Other long-term liabilities	3,616	321

Net cash (used in) operating activities	$(3,072)	$(3,905)

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

Nine Months Ended September 30, 2006 and 2005

(Amounts shown in thousands except share and per share data)

(Unaudited)

	Nine months ended
	September 30, 2006	September 30, 2005
Cash flows from investing activities:
Purchases of property, plant and equipment	$(4,313)	$(8,518)
Cash used in business acquisition and purchase of customer lists, net of cash acquired	(66,296)	(41,145)
Proceeds from disposition of property, plant and equipment	1,127	352
Proceeds from disposition of business	9,733	1,342
Payments received on notes related to the sale of assets	44	508
Investments in consolidated joint ventures	—	4

Net cash (used in) investing activities	(59,705)	(47,457)

Cash flows from financing activities:
Proceeds from issuance of common stock	138	1,480
Purchase of treasury stock	—	(234)
Proceeds from issuance of notes	45,000	—
Net borrowing (repayment) from revolving credit facility	23,786	24,385
Cash payments on debt issue costs	(4,240)	—
Principal payments on debt	(1,725)	(1,297)

Net cash provided by financing activities	$62,959	$24,334

Effect of exchange rate changes on cash	(108)	(44)

Net increase (decrease) in cash and cash equivalents	$74	$(27,072)

Cash and cash equivalents, beginning of year	$4,634	$34,928
Cash and cash equivalents, end of period	$4,708	$7,856

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,302	$612
Cash paid for income taxes	$537	$691

Supplemental non-cash items:
Non-cash reduction of note receivable	$130	$52
Non-cash issuance of Warrants	$1,256	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Nine Months Ended September 30, 2006 and 2005

Notes to Unaudited Condensed Consolidated Financial Statements

1. Financial Statement Presentation

Devcon International Corp. and its subsidiaries (“the Company”) provides electronic security services and products to financial institutions, residential customers, commercial businesses and complexes, warehouses, facilities of government departments and health care and educational facilities. The Company also performs earthmoving, excavating and filling operations, builds golf courses, roads, and utility infrastructures, dredges waterways and constructs deep-water piers and marinas in the Caribbean. In addition, the Company produces and distributes ready-mix concrete, crushed stone, sand, concrete block and asphalt and distributes bagged cement on the island of St. Martin/Sint Maarten in the southern Caribbean.

The unaudited condensed consolidated financial statements include the accounts of Devcon International Corp. and its majority-owned subsidiaries (the “Company”). The accounting policies followed by the Company are set forth in Note (l) to the Company’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”). The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal reoccurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2006 and the results of its operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006 and 2005 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2005 Form 10-K. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

2. New Accounting Policies

Freestanding and embedded financial instrument derivatives, which have been identified in connection with financial instruments previously issued, are valued at the time of issuance using an appropriate option pricing model and recorded as an asset or liability based upon the terms and conditions of the derivative instrument identified. When a host instrument contains more than one embedded derivative, and these derivatives require bifurcation, the bifurcated derivative instruments are valued as a single compound derivative instrument. The valuation model utilized requires assumptions related to the remaining term of the derivative instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of the Company’s common stock price over the life of the respective derivative instrument. The identified financial instrument derivatives are re-valued at the end of each reporting period utilizing the same model used to value the derivatives at the time of their initial valuation and the changes in the fair value of the derivatives are recorded as charges or credits to income in the period in which the changes occur. When a financial instrument derivative is classified as a liability and is connected with a host instrument obligation, the related host instrument obligation is recorded after applying an appropriate discount equal to the value of the financial instrument derivative (the “Discount”). In addition, the Discount is accreted to the face value of the respective host instrument obligation utilizing the effective rate method and, accordingly, an additional non-cash charge is recorded as interest expense or a reduction of net income to arrive at income attributable to common shareholders depending on the respective balance sheet classification of the host instrument obligation.

3. New Accounting Pronouncements

In November 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Pricing” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .”. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The effective date for this standard is for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 in 2006 did not have an impact on our unaudited condensed consolidated financial statements.

In December 2004 the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123R eliminates the use of the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance date to adopt SFAS 123R, effective January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and, based on the requirements of SFAS No. 123R, for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method the requirements are the same as under the “modified prospective” method, except that entities also are allowed to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company has chosen to use the “modified prospective” method as explained in Note 12 to these unaudited condensed consolidated financial statements.

In May 2005 the FASB issued Statement No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application of a different accounting principle to prior accounting periods as if that principle had always been used or of the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Interpretation is effective for years beginning after December 31, 2005. Adoption of FAS No. 154 has not had a material effect on our unaudited consolidated financial statements.

In June 2006 the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. The Interpretation clarifies the accounting for uncertainty in income taxes and prescribes recognition thresholds and derecognition guidance for the measurement of tax positions and interest penalties, accounting in interim periods, disclosure and transition. Additionally, this Interpretation establishes a consistent threshold for recognizing current and deferred taxes. This Interpretation requires evaluation of a Company’s tax positions as to whether they are more-likely-than-not i) to be sustained under tax audit and ultimate settlement in related appeals or litigation and ii) to be measured at a 50% likelihood for quantification when realized. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect, if any, adoption will have on our unaudited condensed consolidated financial statements.

In September 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108)”, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of the Company’s financial statements and related disclosures. SAB 108 is effective as of the end of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating the impact of adopting SAB 108 on its financial statements.

In September 2006 the FASB issued SFAS 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

4. Acquisitions

On March 6, 2006, the Company completed the acquisition of Guardian International, Inc. (“Guardian”) under the terms of an Agreement and Plan of Merger, dated as of November 9, 2005, between the Company, an indirect wholly-owned subsidiary of the Company and Guardian in which the Company acquired all of the outstanding capital stock of Guardian for an estimated aggregate cash purchase price of approximately $65.5 million, excluding transaction costs of $1.7 million. This purchase price consisted of (i) approximately $24.6 million paid to the holders of the common stock of Guardian, (ii) approximately $23.3 million paid to redeem two series of Guardian’s preferred stock, (iii) approximately $13.3 million used to assume and pay specified Guardian debt obligations and expenses and (iv) approximately $1.0 million used to satisfy specified expenses incurred by Guardian in connection with the merger. The balance of the purchase consideration, approximately $3.3 million, has been placed in escrow. Subject to reconciliation based upon recurring monthly revenue, or RMR, and net working capital levels as of closing and subject to other possible adjustments, Guardian common shareholders are expected to receive a pro rata distribution from the escrowed amount approximately six months after the closing.

In order to finance the acquisition of Guardian, and as further discussed in this Note, the Company increased the amount of cash available under its CapitalSource revolving credit facility from $70 million to $100 million and used $35.6 million under this facility together with the net proceeds from the issuance of the notes and warrants to purchase Guardian and repay the $8 million CapitalSource Bridge Loan. In addition, the Company issued to certain investors, under the terms of a Securities Purchase Agreement, dated as of February 10, 2006, an aggregate principal amount of $45 million of notes along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share.

The Company has recorded the acquisition using the purchase method of accounting. The preliminary purchase price allocation is based upon a report issued by an independent appraisal firm as to fair value. Additionally, the preliminary purchase price allocation reflects adjustments since the acquisition date resulting from information subsequently obtained to complete an estimate of the fair value of the acquired assets and liabilities. Through September 30, 2006, the net effect of those adjustments was $1.0 million additional value allocated to Goodwill, primarily related to the estimated value of deferred tax liabilities. The Company will finalize the purchase price allocation by December 31, 2006. Results of operations included for the acquisition are for the period March 6, 2006 to September 30, 2006.

The preliminary purchase price allocation is as follows:

Preliminary Purchase Price Allocation (dollars in thousands)
Cash	$930
Accounts receivable	2,377
Other assets	281
Inventory	1,470
Fixed assets	1,097
Deferred revenue	(2,782)
Accounts payable and other liabilities	(3,590)
Deferred tax liability	(12,094)
Trade name	1,400
Customer contracts	14,000
Customer relationships	30,000
Goodwill	33,417

Total purchase price	$66,506

The following table shows the consolidated results of the Company and Guardian, as though the Company had completed this acquisition at the beginning of each period for which results are reported:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(dollars in thousands)
Revenue	$26,141	$28,229	$83,583	$88,661
Net (loss)	$(11,241)	$(942)	$(20,091)	$(2,761)

Loss per common share – basic	(1.86)	(0.16)	(3.34)	(0.47)
Loss per common share – diluted	(1.86)	(0.16)	(3.34)	(0.47)

Weighted average shares outstanding
Basic	6,033,879	5,959,358	6,023,075	5,872,736
Diluted	6,033,879	5,959,358	6,023,075	5,872,736

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

On May 2, 2006, the Company completed the sale of the fixed assets and substantially all of the inventory of its Joint Venture assets of Puerto Rico Crushing Company (“PRCC”) to Mr. Jose Criado, through a company controlled by Mr. Criado, for a purchase price of $700,000 cash and a two-year 5% note in an amount equal to the value of the inventory as of the closing date. Additionally, as part of the sale agreement, Mr. Criado assumed substantially all employee-related severance costs and liabilities arising from the lease agreement (including reclamation and leveling) for the quarry land. The net proceeds of the sale approximated the net book value of the related assets after giving effect to an impairment charge of approximately $0.9 million recorded by the Company on the long-lived assets of PRCC at December 31, 2005. The operating results of PRCC have been reclassified in the 2006 unaudited condensed and 2005 Consolidated Statements of Operations as discontinued operations.

On June 13, 2006, the Company executed a letter of intent to sell certain subsidiaries and net assets that collectively comprise the Company’s Construction Division, in a transaction valued at approximately $12.2 million, to a private investment group led by The Symonette Group. The transaction was subject to the negotiation and execution of a definitive agreement. On August 29, 2006, the LOI expired and the Company announced on Form 8K Current Report that negotiations with The Symonette Group were not expected to resume and that the Company intended to own and operate the Construction Division for the foreseeable future.

On June 26, 2006 the Company completed the sale of its Boca Raton-based third party monitoring operation which operated under the name of Central One and the associated monitoring center it acquired from

Coastal Security systems to Lydia Security Monitoring, Inc., a New York corporation operating under the name C.O.P.S. Monitoring, for $5.0 million in cash. The divested operation included approximately $325,000 of recurring monthly revenue and the net gain before taxes realized on the sold operations, including the monitoring center, was $1.1 million. After completion of the Boca Raton-based third party monitoring operation divestiture, the Company continues to provide monitoring services for customers who do not contract directly with the Company. This monitoring results in approximately $83,000 of recurring monthly revenue. This remaining third party monitoring may also be acquired by Lydia providing certain conditions related to sale of monitoring rights can be achieved.

6. Fair Value of Financial Instruments

The carrying amount of financial instruments including cash, cash equivalents, the majority of the accounts receivable, other current assets, accounts payable trade and other, accrued expenses and other liabilities, and notes payable to banks approximated fair value at September 30, 2006, because of the short maturity of these instruments. The carrying value of debt and most notes receivable approximated fair value at September 30, 2006 and December 31, 2005 based upon the present value of estimated future cash flows. As more fully described in Note 16, Debt and Financial Derivatives, the value of the Warrants issued along with the $45 million of Notes to finance the Guardian acquisition, and the rights of the investors who bought the notes to exchange the notes for Series A Convertible Preferred Stock, as provided for in the Securities Purchase Agreement, were valued using an appropriate option pricing model and recorded as a discount to the face value of the notes at issuance.

7. Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Materials division trade accounts	$1,834	$3,302
Construction division trade accounts receivable, including retainage	8,985	7,874
Construction division trade accounts, including retainage, related party	516	469
Security division trade accounts	9,347	4,186
Due from sellers and other receivables	1,156	3,750
Due (to) from employees	(7)	248
Allowance for doubtful accounts	(1,986)	(1,785)

Total accounts receivable including related party, net	$19,845	$18,044

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Allowance for doubtful accounts:
Beginning balance	$1,785	$2,785
Allowance charged to operations, net	853	320
Allowance change due to acquisitions	222	293
Direct write-downs charged to the allowance	(324)	(1,613)
Allowance disposed through divestiture	(550)	—

Ending balance	$1,986	$1,785

Recovery of previously written off receivables:	$—	$10

The Construction division’s trade accounts receivable includes retention billings of $3.8 million and $1.7 million as of September 30, 2006 and December 31, 2005, respectively.

8. Inventories

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Security services inventory – component parts	$1,867	$910
Security services work in process	932	390
Aggregates and sand	704	847
Block, cement, and material supplies	663	530
Other construction and materials	65	215

	$4,231	$2,892

9. Income Tax

In February 2006, one of the Company’s Antiguan subsidiaries declared and paid a $3.6 million gross dividend, of which $1.2 million was withheld for Antiguan withholding taxes. The withholding taxes were deemed paid by utilization of a portion of a $7.5 million tax credit received as part of a Satisfaction Agreement which was entered into between the Company, its Antiguan subsidiaries and the Government of Antigua and Barbuda in December of 2004. Accordingly, in the first quarter of 2006, the Company recognized a non-cash foreign tax expense in the amount of $ 1.2 million. This $1.2 million tax expense was offset by deferred tax benefit of $4.1 million realized during the first nine months.

10. Net Loss Per Share

Basic earnings-per-share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, by application of the treasury stock method. No options were included in the computations of diluted earnings per share because the exercise price of all outstanding options was greater than the average market price of the common shares.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(dollars in thousands)
(Loss) from continuing operations	$(11,093)	$(4,363)	$(20,783)	$(8,122)
(Loss) income from discontinued operations	(148)	2,579	353	4,353

Net (loss)	$(11,241)	$(1,784)	$(20,430)	$(3,769)

Weighted average shares outstanding	6,033,879	5,959,358	6,023,075	5,872,736
Dilutive effect of: Options and employee stock options	—	—	—	—
Diluted weighted average number of shares	6,033,879	5,959,358	6,023,075	5,872,736

(Loss) from continuing operations
Basic	(1.84)	(0.73)	(3.45)	(1.38)
Diluted	(1.84)	(0.73)	(3.45)	(1.38)
(Loss) income from discontinued operation
Basic	(0.02)	0.43	0.06	0.74
Diluted	(0.02)	0.43	0.06	0.74

Net (loss) per share
Basic	(1.86)	(0.30)	(3.39)	(0.64)
Diluted	(1.86)	(0.30)	(3.39)	(0.64)

For additional disclosures regarding the employee stock options, see the Company’s 2005 Form 10-K

11. Comprehensive Loss

The Company’s total comprehensive loss, comprised of net loss and foreign currency translation adjustments, for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(dollars in thousands)
Net (loss)	$(11,241)	$(1,784)	$(20,430)	$(3,769)
Other comprehensive (loss) income
Foreign currency translation adjustments	(19)	(10)	95	263

Total comprehensive (loss) income	$(11,260)	$(1,794)	$(20,335)	$(3,506)

12. Stock-Based Compensation

The Company adopted stock option plans for officers and employees in 1986, 1992 and 1999, and amended the 1999 plan in 2003. While each plan terminates 10 years after the adoption date, issued options have their own schedule of termination. Until 2009, options to acquire up to 600,000 shares of common stock may be granted at no less than fair market value on the date of grant. Upon exercise, shares of new common stock are issued by the Company.

The amendment of the 1999 stock option plan was approved at the shareholders’ meeting in June 2003. The amendment increased the number of shares available for option grants from 350,000 to 600,000. The amended plan’s full text was filed with the Company’s proxy statement relating to the 2003 annual shareholders’ meeting.

All stock options granted pursuant to the 1986 Plan which are not already exercisable vest and become fully exercisable (1) on the date the optionee reaches 65 years of age and for the six-month period thereafter or as otherwise modified by the Company’s Board of Directors, (2) on the date of permanent disability of the optionee and for the six-month period thereafter, (3) on the date of a change of control and for the six-month period thereafter, and (4) on the date of termination of the optionee from employment by the Company without cause and for the six-month period after termination. Stock options granted under the 1992 and 1999 Plan vest and become exercisable in varying terms and periods set by the Compensation Committee of the Board of Directors. Options issued under the 1992 and 1999 Plan expire after 10 years.

The Company adopted a stock option plan for directors in 1992 that terminated in 2002. Options to acquire up to 50,000 shares of common stock were granted at no less than the fair market value on the date of grant. The 1992 Directors’ Plan provides each director an initial grant of 8,000 shares and additional grants of 1,000 shares annually immediately subsequent to their reelection as a director. Stock options granted under the Directors’ Plan have 10-year terms and vest and become fully exercisable six months after the issue date. As the director’s plan was fully granted in 2000, the directors have received their annual options since then from the employee plans.

In December 2004 the FASB issued SFAS 123R , “Shared-Based Payment”, a revision of SFAS 123. In March 2005 the SEC issued Staff Bulletin No. 107 regarding an interpretation of SFAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for annual periods beginning after June 15, 2005.

As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Accordingly, the Company’s audited financial statements for prior periods have not been restated to reflect the adoption of SFAS 123R.

For the three and nine months ended September 30, 2005, the Company did not issue any new option grants. During the three month period ended September 30, 2005, 35,700 options were exercised with an intrinsic value of $ 210,246 and 5,500 options vested with a fair value of $70,510. During the nine month period ended September 30, 2005, 260,944 options were exercised with an intrinsic value of $2.0 million and 22,780 options vested with a fair value of $206,188.

For the three and nine months ended September 30, 2006, the Company recognized $29,136 and $175,442, respectively, of non-cash compensation expense (included in Selling, General and Administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations) attributable to stock options vested subsequent to December 31, 2005. There were no option grants in the three and nine months ended September 30, 2006. As of September 30, 2006, the Company had $260,256 of unrecognized pre-tax non-cash compensation expense which will be recognized within the next 3.5 years. Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options was generally not recognized in determining net income and pro forma impact of compensation cost related to stock options was disclosed. The Company used the Black-Scholes option-pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The following is a summary of the assumptions used:

Risk-free interest rate	2.00% - 3.60%
Expected dividend yield	—
Expected term	4 - 6 years
Expected volatility	25.00% - 33.82%

The Company’s pro forma net loss and pro forma net loss per share for the three and nine months ended September 30, 2005 were as follows:

	September 30, 2005
	Three Months Ended	Nine Months Ended
	(dollars in thousands)
Net (loss) income, as reported	$(1,784)	$(3,769)
Deduct
Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(22)	(67)

Net (loss) income, as adjusted	$(1,806)	$(3,836)

Earnings per share:
Basic, as reported	$(0.30)	$(0.64)
Diluted, as reported	$(0.30)	$(0.64)

Basic, as adjusted	$(0.30)	$(0.65)
Diluted, as adjusted	$(0.30)	$(0.65)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of stock option activity for the nine months ended September 30, 2006 is as follows:

	Employee Plans
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2005	436,810	$5.68
Granted	—	$—
Exercised	(12,485)	$4.81
Forfeiture	—	$—
Expired	—	$—

Options outstanding at March 31, 2006	424,325	$5.75	4.99	$1,680
Granted	—	$—
Exercised	(19,475)	$4.04
Forfeiture	—	$—
Expired	(10,000)	$1.50

Options outstanding at June 30, 2006	394,850	$5.98	5.22	$853
Granted	—	$—
Exercised	—	$—
Forfeiture	(28,140)	$7.40
Expired	—	$—
Options outstanding at September 30, 2006	366,710	$6.44	5.62	$(58)

Options exercisable at September 30, 2006	333,403	$5.22	4.26	$354

Available for future grant	5,000

	Director Plan
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2005	8,000	$9.38
Granted	—	$—
Exercised	—	$—
Forfeiture	—	$—
Expired	—	$—

Options outstanding at March 31, 2006	8,000	$9.38	0.16	$3
Granted	—	$—
Exercised	—	$—
Forfeiture	—	$—
Expired	8,000	$9.38

Options outstanding at June 30, 2006	—	$—
Granted	—	$—
Exercised	—	$—
Forfeiture	—	$—
Expired	—	$—
Options outstanding at September 30, 2006	—	$—
Options exercisable at September 30, 2006	—	$—

Available for future grant	—

13. Segment Reporting

The following sets forth the revenue and income before income taxes for each of the Company’s business segments for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(dollars in thousands)
Revenue (including inter-segment)
Construction	$8,132	$9,294	$26,440	$29,300
Materials	4,046	2,824	12,386	10,305
Security	13,845	4,591	39,451	11,146
Other	248	134	823	543
Elimination of inter-company revenue	(130)	(163)	(559)	(334)

Total revenue	$26,141	$16,680	$78,541	$50,960

Operating (loss) income
Construction	$(2,754)	$(3,268)	$(5,450)	$(979)
Materials	41	(777)	30	(2,838)
Security	(2,635)	(217)	(5,502)	(175)

Other	17	(23)	281	15
Unallocated corporate overhead	(1,738)	(670)	(5,587)	(3,380)

Total operating loss	$(7,069)	$(4,955)	$(16,228)	$(7,357)

Other income, net (Loss) from continuing operations, before income taxes	$(12,429)	$(4,758)	$(23,616)	$(7,451)

			September 30, 2006	December 31, 2005
Assets
Construction			$27,933	$30,861
Materials			6,027	14,544
Security			186,330	114,483
Other			6,508	5,579

			$226,798	$165,467

14. Pension

The Company maintains an accrual for retirement agreements with Company executives and certain other employees. This accrual is based on the life expectancy of these persons and an assumed weighted average discount rate of 4.76%. Should the actual longevity vary significantly from the United States insurance norms, or should the discount rate used to establish the present value of the obligation vary, the accrual may have to be significantly increased or diminished at that time. The net pension cost of the Company’s pension plans for the three and nine months ended September 30, 2006 and 2005, respectively, was as follows:

	U.S. Pension Three Months Ended
	September 30, 2006	September 30, 2005
	(dollars in thousands)
Discount Rate	4.76%	4.49%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	0.0%	0.0%
Service cost	$21	$22

Net pension costs	$186	$12

	U.S. Pension Nine Months Ended
	September 30, 2006	September 30, 2005
	(dollars in thousands)
Discount Rate	4.76%	4.49%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	0.0%	0.0%
Service cost	$61	$71

Net pension costs	$56	$154

As a result of the divestiture of the Antigua materials operations, the Company has no remaining foreign retirement plan.

15. Business and Credit Concentrations

The Company’s customer base for the security services division is primarily located in the states of Florida and New York. No single customer within the security services division has accounted for more than 10% of total sales or accounts receivable.

The Company’s customer base for both the construction and materials divisions is primarily located in the Caribbean with the most substantial credit concentration within the Construction division. Typically, customers within this division engage the Company to develop large marinas, resorts and other site improvements and consequently, make up a larger percentage of total sales. No single customer within the construction and materials divisions accounted for more than 10% of total revenue.

For the three months ended September 30, 2006 and 2005, the Company reported revenue for one Bahamian customer of 0% and 3.2% of total revenue, respectively. For the nine months ended September 30, 2006 and 2005, the Company reported revenue for the same Bahamian customer of 0.4% and 10.3% of total revenue, respectively. As of September 30, 2006, the project for the above mentioned customer had no remaining backlog. A subsidiary of the Company and one of the Company’s directors are minority partners, and the same director is a member of the managing committee of the entity developing this project.

For the period ended September 30, 2006, there were receivables from the customer mentioned above that represented 1.56% of consolidated receivables. The total receivable balance from this customer consists of accounts receivable of $0.3 million. As of December 31, 2005, the total receivable from this customer was $2.5 million consisting of $0.3 million of current accounts receivable and $2.2 million of notes receivable. An additional customer related to a construction project in the Bahamas represented 6.0% or $1.3 million of the consolidated trade receivables. Of this balance, $1.0 million is retention and $0.2 million relates to our utility division. For the period ended September 30, 2006, there were no receivables from any other single customer that represented more than 10% of total receivables. Receivables are generally not collateralized. The Company estimates an allowance for doubtful accounts based on the creditworthiness of customers as determined by specific events or circumstances and by applying a percentage to the receivables within a specific aging category.

16. Debt and Financial Derivatives

In order to finance the acquisition of Guardian, on March 6, 2006, the Company issued to certain investors under the terms of a Securities Purchase Agreement (the “SPA”), dated as of February 10, 2006, an aggregate principal amount of $45 million of notes (the “Notes”) along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share (the “Warrants”). The Company also increased the amount of availability under the CapitalSource revolving credit facility from $70 million to $100 million and used $35.6 million under this facility together with the net proceeds from the issuance of the Notes and Warrants to purchase Guardian and repay the $8 million CapitalSource Bridge Loan. As of September 30, 2006, the Company had $13.3 million of unused availability on the $100 million CapitalSource credit facility. Additionally, based on the credit facility’s formula for availability to borrow, the Company had $2.4 million of additional borrowing capacity against the $13.3 million of availability as of September 30, 2006.

The Notes accrue interest, which is payable at maturity, at 8% per annum and mature on the earlier of September 15, 2006 or the date the Company issues a new class of Series A convertible Preferred Stock described below, but under no circumstances, later than January 1, 2007. The allowable circumstances for the maturity date to have extended beyond September 15, 2006 to January 1, 2007 were related to the time which was required for the Securities and Exchange Commission to complete its review of an Information Statement on Schedule 14C filed with the Commission, and for the Company to complete delivery of an Information Statement to the Company’s shareholders in connection with the issuance of the Series A Convertible Preferred Stock (the “Preferred Stock”). On September 18, 2006, the Company filed with the Securities and Exchange Commission a final version of the Information Statement and on September 20, 2006, mailed the Information Statement to its common stock shareholders. Accordingly as of September 30, 2006, only the passage of time to allow the Company’s shareholders to receive the Information Statement and payment of accrued interest on the Notes remained before issuance of the Preferred Stock could be complete; see Note 21, Subsequent Events. In accordance with the terms of the SPA, the private placement investors will purchase an aggregate of 45,000 shares of the Preferred Stock, par value $.10 per share, to be issued by the Company with a liquidation preference equal to $1,000 per share (the original purchase price per share) plus accrued and unpaid dividends per share, and convertible into common stock at a conversion price equal to $9.54 per share. The conversion price and the exercise price of the Warrants are subject to certain anti-dilution adjustments.

The creation of a new class of Preferred Stock is subject to shareholder approval under Florida law, while the issuance of the Preferred Stock and common stock Warrants and the subsequent issuance of shares of common stock issuable upon conversion of the Preferred Stock, the exercise of the common stock Warrants or distribution of any dividends paid in the form of common stock on the Series A convertible preferred stock, which could, upon issuance, equal an amount that is 20% or more of the Company’s common stock outstanding prior to the date of issuance, requires shareholder approval under the rules of Nasdaq. On February 10, 2006, holders of more than 50% of the Company’s common stock approved the amendment to the Company’s Articles of Incorporation creating a new class of preferred stock, the issuance of the Preferred Stock, the issuance of the common stock Warrants, the subsequent issuance of shares of common stock issuable upon conversion of the Preferred Stock, and the exercise of the common stock Warrants or distribution of any dividends paid in the form of common stock on the Preferred Stock; however, this approval would not be effective until the Securities and Exchange Commission rules and regulations relating to the delivery of an information statement on Schedule 14C to the Company’s shareholders have been fully satisfied. As described above, on September 18, 2006, the Company filed a revised form 14C information statement for review by the Securities and Exchange Commission, subsequently received notice of no further comments on the Information Statement, and on September 20, 2006 mailed the Information Statement to the Company’s shareholders.

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

The Company valued the Warrants and the Right to Purchase at March 6, 2006, their date of issuance, using an appropriate option pricing model (“the Model”). The Model determined an $8.6 million aggregate value for these derivatives and this value has been recorded as derivative instrument liability and classified as current or long term in accordance with respective maturity dates. Since these derivatives are associated with the Notes, the face value of the Notes has been recorded net of the $8.6 million attributed to these derivative liabilities. At issuance, the Company expected the Notes to be converted to the Preferred Stock by July 31, 2006, so the Company initially began accreting the $8.6 million carrying value of the Notes, using the effective rate method, over the expected life of the Note estimated to be five (5) months. As of September 30, 2006, the Company had mailed the information statement to its shareholders and anticipated issuing the Preferred Stock before the end of October; see Note 21 Subsequent Events. Accordingly, the Company changed its estimate for the life of the Notes to six (6) months and recorded a non-cash charge amounting to $7.7 million to interest expensed from the date of issuance through September 30, 2006. Additionally, the derivative liability amounts have been re-valued at each balance sheet date with the resulting change in value being recorded as a charge or credit to arrive at net income. From the date of issuance though September 30, 2006, an aggregate benefit of $7.3 million has been recorded with respect to the re-valuation of these derivatives liabilities. For the three month period ended September 30, 2006, the non cash interest expense resulting from the accretion of the original value of the derivatives was $2.3 million and the non-cash benefit resulting from the revaluation of the derivative liabilities was $0.5 million.

The Warrants, which were issued in connection with the issuance of the Notes, are detachable and have a three-year life expiring on March 6, 2009. The Rights to Purchase are deemed to be issued in connection with the issuance of the Notes, and have a life which expires on the date the Preferred Stock is issued. The initial value determined on March 6, 2006 for the Warrants and Rights to Purchase, as determined by the Model, amounted to $4.8 million and $3.7 million, respectively. The Model assumptions for initial valuation of the Warrants and Rights to Purchase the Preferred Stock issuance date were a risk free rate of 4.77% and 4.77%, respectively, and volatility for the Company’s common stock of 50% and 30%, respectively.

The Model assumptions for revaluation of the Warrants and Rights to Purchase at September 30,2006, June 30, 2006 and March 31, 2006, were a risk free rate of 4.67%, 5.13% and 4.83%, respectively, and volatility for the Company’s common stock for all periods was 50% for the Warrants and 30% for the Rights to Purchase.

In connection with entering into the Notes, Warrants and Preferred Stock arrangements, the Company paid fees totaling $3.7 million. Of the total $3.7 million, $3.4 million relates to the Preferred Stock and $0.3 million relates to the Notes and Warrants. The Company will record the amount associated with the Preferred Stock as a deferred offering cost until the issuance of the Preferred Stock. The Company will record the fee associated with the Notes and Warrants as additional interest expense using the effective interest rate method over the estimated life of the note, which is six months.

17. Commitments and Contingent Liabilities

In the fall of 2000 Virgin Islands Cement and Building Products, Inc. (“VICBP”), a subsidiary of the Company, was under contract with the Virgin Islands Port Authority (“VIPA”) for the construction of the expansion of the St. Croix Airport. During the project, homeowners and residents of the Yellow Cedar Housing Community, located next to the end of the expansion project, claimed to have experienced several days of excessive dust in their area as a result of the ongoing construction work and have claimed damage to their property and personal injury. The homeowners of Yellow Cedar have filed two separate lawsuits for unspecified damages against VIPA and VICBP, as co-defendants. One suit, filed in the U.S. District Court for the District of the Virgin Islands by Mariepaul Antoine, Benjamin Ashe, et. al, vs. VIPA et. al, case #2001,63 R/F, seeks equitable relief from nuisance, specific performance and damages. The second suit, Louisa Williams et. al vs. VIPA et. al filed in the Territorial Court of the U.S.V.I. case #548/2000 also seeks equitable relief from nuisance, specific performance and damages. In both cases, VICBP, as defendant, has agreed to indemnify VIPA for any civil action as a result of the construction work. The Company has brought a declaratory judgment action in the District Court of the Virgin Islands to determine whether there is coverage under the primary policy.

Reliance Insurance Company (“Reliance”), the insurer for the primary general liability policy for VICBP during that period, has taken the legal position that “dust” is a pollutant and, therefore, the pollution exclusion clause applies and as a result Reliance denies liability insurance coverage to VICPA. The Pennsylvania Insurance Commissioner placed Reliance in rehabilitation in October 2001, and subsequently into liquidation. The Company has also presented claims under the policy to the Florida Insurance Guaranty Association, the V.I. Insurance Guaranty Association, the Pennsylvania Insurance Commissioner, and to the Company’s excess liability insurance carrier, Zurich Insurance Company. It is too early to predict the final outcome of this matter or to estimate the Company’s potential, if any, risk of loss.

On July 25, 1995, a Company subsidiary, Société des Carriéres de Grande Case (“SCGC”), entered into an agreement with Mr. Fernand Hubert Petit, Mr. Francois Laurent Petit and Mr. Michel Andre Lucien Petit, (collectively, “Petit”) to lease a quarry located in the French side of St. Martin. Another lease was entered into by SCGC on October 27, 1999, for the same and additional property. Another Company subsidiary, Bouwbedrijf Boven Winden, N.A. (“BBW”), entered into a material supply agreement with Petit on July 31, 1995. This agreement was amended on October 27, 1999. Pursuant to the amendment, the Company became a party to the materials supply agreement.

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

In February 2005, SCGC, BBW and the Company entered into agreements with Petit, which provided for the following:

•	The purchase by SCGC of three hectares of partially mined land located within the quarry property previously leased from Petit (the “Three Hectare Parcel”) for approximately $1.1 million, the purchase of which was settled in February 2005;

•	A two-year lease of approximately 15 hectares of land (the “15 Hectare Lease”) on which SCGC operates a crusher, ready-mix concrete plant and aggregates storage at a cost of $100,000, which arrangement was entered into February 2005;

•	The granting of an option to SCGC to purchase two hectares of unmined property prior to December 31, 2006 for $2.0 million, with $1.0 million on December 31, 2006 and $1.0 million payable on December 31, 2008, subject to the below terms:

•	In the event that SCGC exercises this option, Petit agrees to withdraw all legal actions against the Company and its subsidiaries.

•	In the event that SCGC does not exercise the option to purchase and Petit is subsequently awarded a judgment, SCGC has the option to offset approximately $1.2 million against the judgment amount and transfer ownership of the Three Hectare Parcel purchased by SCGC back to Petit.

•	In September 2006 the Company made the first $1.0 million payment on the two hectare option.

•	The granting of an option to SCGC to purchase five hectares of unmined land prior to June 30, 2010 for $3.6 million, payable $1.8 million on June 30, 2010 and $1.8 million on June 30, 2012; and

•	The granting of an option to SCGC to extend the 15 Hectare Lease through December 31, 2008 (with annual rent of $55,000) if the two hectares are purchased and subsequent extensions of the lease (with annual rent of $65,000) equal to the terms of mining authorizations obtained from the French Government agencies.

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

In connection with financing the acquisition of Coastal Security Services in November 2005 the Company entered into a $70 million revolving credit agreement with CapitalSource Finance LLC (“Capital Source”) replacing in full the revolving credit facility the Company formerly maintained with CIT Financial USA, Inc. The specific terms of the CapitalSource revolving credit facility are more specifically described in Note 16 of these unaudited condensed consolidated financial statements. The Company has signed a non-recourse performance guarantee with CapitalSource and pledged, as collateral, the Company’s stock in DSH. Subsequently, in connection with the March 2006 acquisition of Guardian, the Company increased the facility with CapitalSource to $100 million.

Additionally, under the terms of a Securities Purchase Agreement, dated as of February 10, 2006, an aggregate principal amount of $45 million of notes along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share and an expiration date of March 6, 2009 were issued. Under the terms of the Securities Purchase Agreement, the private placement investors are anticipated to subsequently receive 45,000 shares of the Preferred Stock, which shares will have a par value $.10 per share, a liquidation preference equal to $1,000 per share (the original purchase price per share) plus accrued dividends per share at a rate of 8% per annum, and will be convertible into common stock at a conversion price equal to $9.54 per share of common stock. The specific terms of the Securities Purchase Agreement, notes, warrants and Series A Convertible Preferred Stock are more specifically described in Note 16 to these unaudited condensed consolidated financial statements. In the event of certain triggering events, the interest rate of the Convertible Preferred Stock and the conversion rate can be changed. Those triggering events include i) leverage ratio targets that start at 6.5X reducing to 5X on specified dates; ii) failure by the Company to cause a registration statement regarding the resale of the common stock issuable upon conversion of the Series A Convertible Preferred Stock or exercise of the warrants to be declared effective by the Securities Exchange Commission (“SEC”) approximately 110 days after the issuance of the Preferred Stock

(approximately 155 days if there is a full review by the SEC); iii) lapse of such registration statement or suspension of trading in the Company’s common stock by the Securities and Exchange Commission for five consecutive days or ten days in any consecutive 365 day period; and iv) a change in control.

18. Discontinued Operations

On September 30, 2005, the Company and its wholly owned subsidiary, V.I. Cement & Building Products, Inc. completed the sale of its U.S. Virgin Islands material operations to Heavy Materials, LLC, a U.S. Virgin Islands limited liability company and private investor group (“Purchaser”), pursuant to an Asset Purchase Agreement dated as of August 15, 2005, for $10.7 million in cash plus the issuance of a promissory note (the “Note”) to the Company in the aggregate principal amount of $2.6 million. The Note has a term of three years bearing interest at 5% per annum with only interest being paid quarterly in arrears during the first twelve months and principal and accrued interest being paid quarterly (principal being paid in 8 equal quarterly installments) for the remainder of the term of the Note until the maturity date. The materials division operating results of VI Cement & Building Products, Inc. have been reclassified in the 2006 unaudited condensed consolidated and 2005 Consolidated Statements of Operations as discontinued operations.

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

The accompanying Unaudited Condensed Consolidated Financial Statements for all the periods presented have been adjusted to classify the U.S. Virgin Islands, Antigua material and Puerto Rico operations as discontinued operations. Selected statement of operations data for the Company’s discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(dollars in thousands)
Total revenue	$(17)	$8,660	$3,528	$23,819
Pre-tax (loss) income from discontinued operations	$(148)	$912	$56	$2,188
Gain on sale of assets	—	2,318	297	2,474
Income tax expense	—	(651)	—	(309)

(Loss) income from discontinued operations, net of income taxes	$(148)	$2,579	$353	$4,353

A summary of the total assets of discontinued operations recorded on the accompanying condensed consolidated balance sheet is as follows:

December 31, 2005
(dollars in thousands)
Accounts receivable, net of allowance	$808
Inventory	460
Property and equipment, net	4,441

Total Assets	$9,705

19. Off Balance Sheet Transactions

The Company has not guaranteed any other person’s or company’s debt, except as set forth above in “Contingent Liabilities.” It has not entered into any currency or interest options, swaps or future contracts, nor does it have any off balance sheet debts or transactions, except as disclosed above under “Commitments and Contingent Liabilities.”

The Company has no other off-balance sheet transactions where it is the obligor. Details regarding the Company’s other contingent liabilities are described fully in Note 17, Commitments and Contingent Liabilities, to the Company’s unaudited condensed consolidated financial statements.

In addition, the Company may have exposure to liability in connection with pending disputes in which it is involved; see “Part II Item 1. Legal Proceedings”.

20. Liquidity

As of September 30, 2006, the Company’s liquidity and capital resources included cash and cash equivalents of $4.7 million, negative working capital of $35.0 million and an available line of credit of $13.3 million. As disclosed in Note 16, based on the credit facilities formula for availability to borrow, the Company had $2.4 million of additional borrowing capacity against the $13.3 million of availability as of September 30, 2006. The Company borrowed the $2.4 million on October 2nd in anticipation of paying the accumulated interest due on the Promissory Notes as more fully described in Note 21 Subsequent Events.

Total outstanding liabilities were $182.7 million as of September 30, 2006, compared to $101.8 million as of December 31, 2005. The negative working capital results from our current liabilities, including $44.1 million of notes payable and $1.3 million of derivative instruments. The original value of the derivative instruments, which is more fully described in Note 16 of the unaudited condensed consolidated financial statements, is recorded as debt discount and is being accreted over the expected term of the notes, or six months. As more fully explained in Note 21, Subsequent Events, the Notes were exchanged for Series A Convertible Preferred Stock on October 20, 2006.

Preferred Stock will occur as a result of the actions described in management’s discussion and analysis of liquidity and capital resources for the nine month period ended September 30, 2006. Excluding the notes payable and financial derivatives, the Company had $10.4 million of working capital as of September 30, 2006.

21. Subsequent Events

On October 1, 2006, the Company reorganized its subsidiary legal entity structure to provide that all the entities previously known as Central One, Inc., Coastal Security Systems, Inc., Coastal Security Company, Precision Security Systems, Inc., and Guardian International, Inc. would cease to exist and would merge into Devcon Security Services, Corp. Additionally, Mutual Central Alarm Services, Inc., Stat-Land Burglar Alarm Systems & Devices, Inc., and Devcon Security Services, Corp. each became direct subsidiaries of Devcon Security Holdings Inc. which is a direct subsidiary of Devcon International, Corp.

On October 20, 2006, following the September 20, 2006 mailing of an information statement to its shareholders, as more fully discussed in Note 16 above, the Company paid $2.3 million of accumulated accrued interest on the Promissory Notes and issued 45,000 shares of Convertible Preferred Stock to repay the Promissory Notes. Furthermore, on October 20, 2006 in accordance with the terms of the Security Purchase Agreement, the Company filed a form S-3 to register with the Securities and Exchange Commission 14,508,402 shares of the Company’s Common Stock which number of shares represents 120% of the number of shares potentially issuable from time to time to complete conversion of the Convertible Preferred Stock to Common Stock, exercise of the 1,650,943 of Warrants to purchase Common Stock, and to issue Common Stock as payment of any dividends accrued and due on the Convertible Preferred Stock. The Company has been notified by the Securities and Exchange Commission of its intent to review the Form S-3 and management awaits any questions the Commission has, if any, upon its review.

As a result of the issuance of the Preferred Stock, the Notes, presented as $44.1 million of current liabilities at September 30, 2006 were repaid. Since the Preferred Stock, in accordance with the provisions of the SPA, was issued with embedded derivatives, in accordance with Emerging Issues Task Force EITF-00-19 and Statement of Financial Accounting Standard SFAS 133, the value of the derivatives will be bifurcated from the value of the Preferred Stock. The value of the Preferred Stock will be classified as temporary equity below liabilities and above Equity on the Balance Sheet. The value of the bifurcated derivatives will be recorded as a derivative liability which is marked to market value at future balance sheet dates and the value of the derivatives at issuance of the Preferred Stock will be accreted as dividend expense and a reduction to net earnings available to common stockholders over the life of the Preferred stock.

On October 25, 2006, the Company entered into an agreement to sell a marine dredge for $1.2 million. Completion of the sale is subject to U.S. Coast Guard approval to allow the dredge to enter United States territorial waters. Accordingly, the dredge was reclassified as an asset held for sale at September 30, 2006 and a $0.4 million impairment charge on the dredge was recorded in the quarter ended September 30, 2006. It is currently expected that the sale will be completed before November 30, 2006.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, as well as the financial statements and related notes included in our 2005 Form 10-K. Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand dollars and all percentages are stated to the nearest one tenth of one percent.

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results, including our revenues from our electronic security services and construction and materials operations, expenses, gross margins, cash flows, financial condition, and net income, as well as factors such as our competitive position, inventory levels, backlog, the demand for our products and services, customer base and the liquidity and needs of customers, may differ materially from those contemplated by the forward-looking statements or those currently being experienced by our Company for a number of reasons, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and the following:

•	The strength of the construction economies on various islands in the Caribbean, primarily in the Sint Maarten, St. Martin, and the Bahamas. Our business is subject to economic conditions in our markets, including recession, inflation, deflation, general weakness in construction and housing markets and changes in infrastructure requirements.

•	Our ability to maintain mutually beneficial relationships with key customers. We have a number of significant customers. The loss of significant customers, the financial condition of our customers or an adverse change to the financial condition of our significant customers could have a material adverse effect on our business or the collectibility of our receivables.

•	Unforeseen inventory adjustments or significant changes in purchasing patterns by our customers and the resultant impact on manufacturing volumes and inventory levels.

•	Adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors’ risk profiles. We have businesses in various foreign countries in the Caribbean. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar. We believe our most significant foreign currency exposure is the Euro.

•	The electronic security services and materials divisions operate in markets which are highly competitive on the basis of price and quality. We compete with local suppliers of ready-mix, and foreign suppliers of aggregates and concrete block. Competition from certain of these manufacturers has intensified in recent years and is expected to continue. The construction division has local and foreign competitors in its markets. Customer and competitive pressures sometimes have an adverse effect on our pricing.

•	Our foreign operations may be affected by factors such as tariffs, nationalization, exchange controls, interest rate fluctuations, civil unrest, governmental changes, limitations on foreign investment in local business and other political, economic and regulatory conditions, risks or difficulties.

•	The effects of litigation, environmental remediation matters, and product liability exposures, as well as other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

•	Our ability to generate sufficient cash flows to support capital expansion, business acquisition plans and general operating activities, and our ability to obtain necessary financing at favorable interest rates.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions, and restrictions on repatriation of foreign investments.

•	The outcome of the compliance review for our past EDC benefits and the application for the extension of those benefits in the U.S. Virgin Islands.

•	The impact of unforeseen events, including war or terrorist activities, on economic conditions and consumer confidence.

•	Interest rate fluctuations and other capital market conditions.

•	Construction contracts with a fixed price sometimes suffer penalties that cannot be recovered by additional billing. These penalties may be due to circumstances in completing construction work, errors in bidding contracts, or changed conditions.

•	Adverse weather conditions, specifically heavy rains or hurricanes, which could reduce demand for our products.

•	Our ability to execute and profitably perform any contracts in the water desalination or sewage treatment business.

•	Our ability to find suitable targets to purchase for the electronic security services division and to implement our business plan in this industry, effectively integrate acquired businesses and operate and grow acquisitions in the electronic security services division in order to maximize profitability.

The foregoing list is not exhaustive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition and results of operations. For these reasons, the reader is cautioned not to place undue reliance on our forward-looking statements.

Critical Accounting Policies and Estimates

Our discussion of our financial condition and results of operations is an analysis of the condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistently applied. Although our significant accounting policies are described in Note 1 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, the following discussion is intended to describe those accounting policies and estimates most critical to the preparation of our unaudited condensed consolidated financial statements. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for credit losses, inventories and loss reserve for inventories, cost to complete construction contracts, assets held-for-sale, intangible assets, changes in derivative instrument value, income taxes, taxes on un-repatriated earnings, warranty obligations, impairment charges, business divestitures, pensions, deferral compensation and other employee benefit plans or arrangements, environmental matters, and contingencies and litigation. We base our estimates on historical experience and on various other factors that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue in the security division for repair and installation services, for which no monitoring contract is connected, is recognized when the services are performed.

Revenue in the security division for monitoring services is recognized monthly as services are provided pursuant to the terms of subscriber contracts, which have prices that are fixed and determinable. We assess the subscriber’s ability to meet the contract terms, including meeting payment obligations, before entering into the contract. Nonrefundable installation charges and a portion of related direct costs to acquire the monitoring contract, such as sales commissions, are deferred and recognized over the estimated life of a new subscriber relationship, which we have estimated at ten years. If the site being monitored is disconnected prior to completion of the original expected life, the unamortized portion of the deferred installation and direct costs to acquire are expensed in the period in which the disconnection occurs.

Revenue for the materials division is recognized when the products are delivered (FOB Destination) and invoiced at a fixed price.

Revenue and earnings on construction contracts, including construction joint ventures, are recognized after collectibility is reasonably assured and are calculated using the percentage-of-completion-method based upon the ratio of costs incurred to estimated final costs. We recognize revenue on projects with claims only when there exists a legal basis supported by objective and verifiable evidence and additional identifiable costs are incurred due to unforeseen circumstances beyond our control. Change-orders for additional contract revenue are recognized if it is probable that they will result in additional revenue and the amount can be reliably estimated.

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

If the installation of security systems will have future recurring revenue, the costs to install are deferred and included in work in process inventory. When the installation is complete, the deferred installation costs are capitalized and included in other current and long term assets accordingly. The capitalized installation costs are then amortized over the life of an average customer contract life or ten years. If the site being monitored is disconnected prior to completion of the original expected life, the unamortized portion of the deferred installation and direct costs to acquire are expensed in the period in which the disconnection occurs.

We determine for our construction and materials division our fixed assets recoverability on a subsidiary level or group of asset level. If we, as a result of our valuation in the future, assess the assets not to be recoverable, a negative adjustment to the book value of those assets may occur. On the other hand, if we impair an asset, and the asset continues to produce income, we may record earnings higher than they would have been if no impairment had been recorded.

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

Customer accounts are stated at fair value based on the discounted cash flows over the estimated life of the customer contracts and relationships. We use independent appraisal firms to perform a valuation study at the time of acquisition to determine the value and estimated life of customer accounts purchased in order to assist management in determining an appropriate method in which to amortize the asset. The amortization life is based on historic analysis of customer relationships combined with estimates of expected future revenues from customer accounts. We amortize customer accounts on a straight-line basis over the expected life of the customer accounts, which varies from four to seventeen years, and record an additional charge equal to the remaining unamortized value of the customer account for accounts which discontinued service before the expected life. The additional charge for discontinued accounts is equal to the remaining net book value of the customer contract and relationship for the specific customer account canceled.

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

The EDC completed a compliance review on one of our subsidiaries in the U.S. Virgin Islands on February 6, 2004. The compliance review covered the period from April 1, 1998 through March 31, 2003 and resulted from our application to request an extension of tax exemptions from the EDC. We are working with the EDC to resolve the issues. One of those issues is whether certain items of income qualified for exemption benefits under our then-existing tax exemption, including notice of failure to make gross receipts tax payments of $505,000 and income taxes of $2.2 million, excluding interest and penalties. This is the first time that a position contrary to our or any position on this specific issue has been raised by the EDC. In light of these recent events, and based on discussions with legal counsel, we established a tax accrual at December 31, 2003 for such exposure which approximates the amounts set forth in the EDC notice. In September 2005 and 2004, the statute of limitations with respect to the income tax return filed by us for the year ended December 31, 2001 and 2000, respectively, expired. Accordingly, in the third quarter of 2005 and 2004, we reversed $37,440 and $2.3 million, respectively, of the tax accrual established at December 31, 2003. We will work with the EDC regarding this matter and if challenged by the U.S. Virgin Islands taxing authority, will vigorously contest its position.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination is made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which such a determination is made.

Freestanding and embedded financial instrument derivatives, which have been identified in connection with financial instruments issued, are valued at the time of issuance using an appropriate option pricing model and recorded as an asset or liability based upon the terms and conditions of the derivative instrument identified. When a host instrument contains more than one embedded derivative, and these derivatives require bifurcation, the bifurcated derivative instruments are valued as a single compound derivative instrument. The valuation model utilized requires assumptions related to the remaining term of the derivative instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the respective derivative instrument. The derivatives which are identified are re-valued at the end of each reporting period utilizing the same model used to value the derivatives at the time of issuance, and the changes in the fair value of the derivatives are recorded as charges or credits to income in the period in which the changes occur. When a financial instrument derivative is classified as a liability and is connected with a host instrument obligation, the related host instrument obligation is recorded after applying an appropriate discount equal to the value of the derivative (the “Discount”). In addition, the Discount is accreted to the face value of the respective host instrument obligation, utilizing the effective rate method, and, accordingly, an additional non-cash charge is recorded as interest expense or a reduction of net income to arrive at income attributable to common shareholders depending on the respective balance sheet classification of the host instrument obligation.

In December 2004 the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance date to adopt SFAS 123R, effective January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and, based on the requirements of SFAS No. 123, for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, except that entities also are allowed to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. We have chosen to use the “modified prospective” method as explained in Note 12 to these unaudited condensed consolidated financial statements.

We are not presently considering changes to any of our critical accounting policies and we do not presently believe that any of our critical accounting policies are reasonably likely to change in the near future. There have not been any material changes to the methodology used in calculating our estimates during the last three years. Our Chief Executive Officer and Chief Financial Officer have reviewed all of the foregoing critical accounting policies and estimates.

Comparison of Three Months Ended September 30, 2006 with Three Months Ended September 30, 2005

Summary

In the third quarter of 2006 our consolidated revenue from continuing operations was $26.1 million, an increase of $9.5 million, or approximately a 57.2% increase when compared to revenue in the third quarter 2005 of $16.6 million. This revenue increase was principally due to an increase of $9.3 million recorded by our Security Services division. The increase in Security Services division revenue was a result of our acquisitions of Coastal Security Company (“Coastal”) and Guardian International, Inc. (“Guardian”), which occurred on November 10, 2005 and March 6, 2006, respectively. These acquisitions were accounted for utilizing the purchase method of accounting. The results of these operations are included in our financial statements only from their respective acquisition dates. Operating loss for the third quarter 2006 increased $2.1 million to a $7.1 million loss when compared to a $5.0 million loss in the third quarter of 2005. This increase in operating loss of $2.1 million was principally due to an increase in total operating expenses of $7.8 million, which included $4.7 million of amortization and impairment of acquired customer contracts and relationships. This increase in expenses was partially offset by an increase in gross profit of $4.7 million for our Security Services division. The increase in expenses was further offset by a reduced operating loss incurred by our Construction division of $2.8 million in the third quarter of 2006, compared to operating loss of $3.3 million during the comparable period in 2005. Other (expense) income increased $5.6 million to a net loss of $5.4 million for the quarter ended September 30, 2006 from an income of $0.2 million for the same period in 2005. Net loss from continuing operations for the third quarter of 2006 increased $6.7 million to a net loss of $11.1 million when compared to a net loss for the third quarter of 2005 of $4.4 million.

Revenue

Our revenue from continuing operations during the third quarter of 2006 was $26.1 million as compared to $16.6 million during the same period in 2005. This increase was primarily due to an increase of $9.3 million recorded by our Security Services division.

Revenue from our Security Services division was $13.9 million for the third quarter of 2006 compared to $4.6 million for third quarter of 2005. This revenue increase arose as a result of our acquisitions of the electronic security services operations of Coastal and Guardian on November 10, 2005 and March 6, 2006, respectively. These acquisitions were accounted for utilizing the purchase method of accounting and the results of these operations are included in our financial statements only from their respective acquisition dates.

Our Construction division revenue decreased approximately 12.0% to $8.1 million during the third quarter of 2006, when compared to $9.2 million for the comparable period in 2005. This revenue was principally generated by construction contracts in the Bahamas, the Virgin and the Antigua Islands. Our backlog of contracts at September 30, 2006 was $17.0 million, involving 18 contracts. We expect that most of the $17.0 million backlog will be completed during the fourth quarter of 2006 and the first quarter of 2007. We are actively bidding and negotiating additional projects in areas throughout the Caribbean.

Our Materials division revenue for the quarter ended September 30, 2006 increased $1.2 million, or 42.9%, to $4.0 million for the third quarter of 2006 from $2.8 million for the third quarter of 2005. The increase in revenue was attributable to increases in both the price and volume of concrete. Following the completed sale of the U.S. Virgin Islands, Antigua and Puerto Rico materials operations, which were completed on September 30, 2005, March 2, 2006 and May 2, 2006 respectively, our Materials division consists solely of our quarry and concrete and aggregates operation on the island of St. Martin.

Other revenue in the quarters ended September 30, 2006 and 2005 consisted of $137,535 and $65,374, respectively, associated with our DevMat utilities services joint venture.

Cost of Revenues

Cost of Security Services, as a percentage of Security Services revenue, was 47.0% for the third quarter of 2006 compared to 43.2% for the third quarter of 2005, or a difference of 3.8%. Cost of revenues for the third quarter of 2006 and cost of revenues for the third quarter of 2005 are not directly comparable as a percentage of revenue due to the increase in revenues and related costs of acquired businesses in the second quarter of 2006. Included in the cost of security are the direct costs incurred to monitor and service security systems installed at subscriber premises, as well as the net direct costs incurred with the installation of new security systems, after taking into consideration the effects of Staff Accounting Bulletin No. 104.

Cost of Construction as a percentage of Construction revenue decreased 8.8% to 116.2% during the third quarter of 2006 from 125.0% percent during the same period in 2005.

Cost of Materials as a percentage of Materials revenue increased 5.4% to 94.3% during the third quarter of 2006 from 88.9% during the same period in 2005. This was the result of increased cost of cement utilized in the concrete.

Operating Expenses

Selling, general and administrative expense (“SG&A expense”) combined with severance and retirement increased $7.8 million during the third quarter of 2006 to $13.4 million when compared to $5.6 million for the comparable period in 2005. The increase of $7.8 million was due to increases in the SG&A expenses in the Security Services division of $7.2 million resulting from the acquired businesses of Coastal and Guardian. Included in the $7.2 million increase of Security operating expenses is an increase of $3.5 million for non-cash charges for amortization and impairment of acquired customer contracts and relationships in accordance with FASB No. 142.

Operating Income (Loss)

Operating loss for the third quarter of 2006 was $7.1 million compared to an operating loss of $5.0 million for the comparable period in 2005, or an increased loss of $2.1 million. The increased loss was primarily attributable to an increase in non-cash charges for amortization and impairment of acquired customer contracts and relationships in accordance with FASB No. 142.

Other (Expense) Income

Other (expense) income was a $5.4 million expense for the third quarter of 2006 compared to an income of $0.2 million for the same period in 2005. This change of $5.6 million includes an increase in interest expense of $5.5 million resulting from increased debt issued to finance the acquisitions of Coastal and Guardian, partially offset by a $0.5 million benefit in fair market value associated with the derivative liability issued in connection with financing the acquisition of Guardian. Included in the $5.5 million of interest expense is $2.3 million of non-cash accretion of financial derivative instruments as more fully described in Note 16 to the Condensed Consolidated Financial Statements.

Income Taxes

Income tax benefit (expense) was a deferred tax benefit of $1.3 million for the third quarter ended September 30, 2006 compared to a benefit of $0.4 million for the same quarter in 2005. The deferred tax benefit for the three months ended September 30, 2006 was primarily related to realization of a deferred tax liability associated with the Security Services division’s customer list valuation.

Comparison of Nine Months Ended September 30, 2006 with Nine Months Ended September 30, 2005

Summary

During the nine months ended September 30, 2006, our consolidated revenue from continuing operations was $78.5 million, an increase of $27.6 million, or approximately a 54.2% increase when compared to revenue of $50.9 million during the first nine months of 2005. This revenue increase was principally due to an increase of $28.3 million recorded by our Security Services division. The increase in Security Services division revenue was a result of our acquisitions of Starpoint Limited (“Starpoint”), Coastal and Guardian, which occurred on February 28, 2005, November 10, 2005 and March 6, 2006, respectively. These acquisitions were accounted for utilizing the purchase method of accounting. The results of these operations are included in our financial statements only from their respective acquisition dates. Operating loss for the first nine months of 2006 increased $8.9 million to a $16.2 million loss when compared to a $7.3 million loss in the first nine months of 2005. This increase in operating loss of $8.9 million was principally due to an increase in total operating expenses of $20.9 million, including a $10.7 million increase of amortization and impairment of acquired customer contracts and relationships, partially offset by an increase in gross profit of $14.8 million for our Security Services division resulting from our acquisitions in Security Services. Additionally an operating loss of $5.4 million incurred by our Construction division in the nine months of 2006, compared to an operating loss of $1.0 million during the comparable period in 2005, was primarily the result of losses incurred on two construction contracts in the first quarter of 2006. Other expense increased $7.3 million to a net expense of $7.4 million for the nine months ended September 30, 2006 from an expense of $0.1 million for the same period in 2005. Net loss from continuing operations for the nine months ended September 30, 2006 increased $12.7 million to a net loss of $20.8 million compared to a net loss of $8.1 million for the comparable period of 2005.

Revenue

Our revenue from continuing operations during the first nine months of 2006 was $78.5 million as compared to $50.9 million during the same period in 2005. This increase was primarily due to an increase of $28.3 million recorded by our Security Services division.

Revenue from our Security Services division was $39.4 million for the first nine months of 2006 compared to $11.1 million for the same period of 2005. This revenue increase arose as a result of our acquisitions of the electronic security services operations of Starpoint, Coastal and Guardian on February 28, 2005, November 10, 2005 and March 6, 2006, respectively. These acquisitions were accounted for utilizing the purchase method of accounting and the results of these operations are included in our financial statements only from their respective acquisition dates.

Our Construction division revenue decreased approximately 9.7% to $26.2 million during the first nine months of 2006, when compared to $29.0 million for the comparable period in 2005. This revenue was principally generated by construction contracts in the Bahamas and the Virgin Islands. Our backlog of contracts at September 30, 2006 was $17.0 million, involving 18 contracts. We expect that most of the $17.0 million backlog will be completed during the fourth quarter of 2006 and the first quarter of 2007.

Our Materials division revenue for the first nine months of 2006 increased $2.1 million, or 20.4%, to $12.4 million compared to $10.3 million for the first nine months of 2005. The increase in revenue is attributable to an increase in the sales of concrete and cement block. Following the completed sale of the U.S. Virgin Islands, Antigua and Puerto Rico materials operations, which were completed on September 30, 2005, March 2, 2006 and May 2, 2006 respectively, our Materials division consists solely of our quarry and concrete and aggregates operation on the island of St. Martin.

Other revenue in the first nine months of 2006 and 2005 consisted of $485,614 and $542,320, respectively, and were associated with our DevMat utilities services joint venture.

Cost of Revenues

Cost of Security Services, as a percentage of Security Services revenue, was 46.1% for the first nine months of 2006 compared to 42.4% for first nine months of 2005, or a difference of 3.7%. The difference in cost of revenues between the first nine months of 2006 and the same period of 2005 are not directly comparable as a percentage of revenue due to the increase in revenues and related costs of acquired businesses in the second quarter of 2006. Included in the cost of security are the direct costs incurred to monitor and service security systems installed at subscriber premises, as well as the net direct costs incurred with the installation of new security systems, after taking into consideration the effects of Staff Accounting Bulletin No. 104.

Cost of Construction as a percentage of Construction revenue increased 13.6% to 107.6% during the first nine months of 2006 from 94.0% during the same period in 2005. The increase is mainly attributed to a $1.7 million increase in the projected loss on a marina project in the Virgin Islands, which is scheduled to be completed in the fourth quarter of 2006, and a $0.4 million loss on a dredging job due to delays and expenses not reimbursed under the contract with the customer. In addition, current construction jobs are operating at lower margins than the first nine months of 2005.

Cost of Materials as a percentage of Materials revenue decreased 5.3% to 88.7% during the first nine months of 2006 from 94.0% during the same period in 2005. This was the result of increased volume and revenue per yard on our concrete sales.

Operating Expenses

Selling, general and administrative expense (“SG&A expense”) combined with severance and retirement increased $20.9 million during the first nine months of 2006 to $37.3 million when compared to $16.4 million for the comparable period in 2005. The increase of $20.9 million was due to increases in the Security Services division of $20.2 million resulting from the acquired businesses of Starpoint, Coastal and Guardian combined with an increase of other unallocated corporate overhead of $2.2 million. Included in the $20.2 million increase of Security Services operating expenses is an increase of $10.7 million for non-cash charges for amortization and impairment of acquired customer contracts and relationships in accordance with FASB No. 142. The unallocated corporate overhead was primarily attributable to an increase in rent expense of $0.4 million, professional fees of $0.4 million and depreciation expense of $0.2 million.

Operating (Loss)

Operating loss for the first nine months of 2006 was $16.2 million compared to an operating loss of $7.3 million for the comparable period in 2005, or an increased loss of $8.9 million. The increased loss was primarily attributable to the reduced profit of the Construction division of $4.5 million, the increase in unallocated administration cost and the increase in operating loss in the Security Services division due to the increase for non-cash charges for amortization and impairment of acquired customer contracts and relationships in accordance with FASB No. 142.

Other Expense

Other expense was a $7.4 million expense for the first nine months of 2006 compared to an expense of $0.1 million for the same period in 2005. This increase of $7.3 million is due to an increase in interest expense of $16.3 million resulting from increased debt issued to finance the acquisitions of Starpoint, Coastal and Guardian, partially offset by a $7.3 million benefit in fair market value associated with the derivative liability issued in connection with financing the acquisition of Guardian. The additional expense was further offset by the recognition of an additional $1.2 million benefit from the December 2004 settlement of a note receivable from the Antigua and Barbuda government.

Income Tax Benefit (Expense)

Income tax benefit (expense) was a benefit of $2.8 million for the nine months ended September 30, 2006 compared to an expense of $0.9 million for the same nine month period in 2005. In February 2006 one of our Antiguan subsidiaries declared and paid a $3.6 million gross dividend, of which $1.2 million was withheld for Antiguan withholding taxes. The withholding taxes were deemed paid by utilization of a portion of a $7.5 million tax credit received as part of a Satisfaction Agreement which was entered into between our company, our Antiguan subsidiaries and the Government of Antigua and Barbuda in December of 2004. Accordingly, in the first quarter of 2005, we recognized a non cash foreign tax expense in the amount of $ 1.2 million which was offset by deferred tax benefit of $4.1 million realized during the first nine months of 2006.

Liquidity and Capital Resources

We generally fund our working capital needs from operations and bank borrowings. In the electronic security services business, monitoring services are typically billed in advance on a monthly, quarterly or annual basis. Installations of new security systems for residential customers typically result in a net investment in the customer, whereas installations of new security systems for commercial projects typically have neutral to positive cash flow. In the construction business we expend considerable funds for equipment, labor and supplies. In the construction division our capital needs are greatest at the start of a new contract, since we generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing is usually withheld as retainage until the work is complete. We have historically provided long term financing to certain customers who have previously utilized our construction services. During the first nine months of 2006 we financed $0.8 million of construction contracts while in the first nine months of 2005 we financed $1.9 million of construction contracts. Repayments by customers are due at different times within the next three years. Accounts receivable for the materials operation are typically established with terms between 30 and 45 days. Our business requires a continuing investment in plant and equipment, along with the related repair and maintenance costs.

We believe our cash flow from operations, existing working capital and lines of credit are adequate to meet our operating needs in 2006. Historically we have used a number of lenders to finance a portion of our machinery and equipment purchases. At September 30, 2006, there were no amounts outstanding to these lenders.

For certain new contracts our construction customers require we issue a bid or performance bond for the value of a contract. Bonding companies use, among other measures, tangible net worth to determine eligibility for underwriting the bonds. Because of the value of intangible assets acquired in our security services acquisitions, the cost of obtaining construction related bonds has increased significantly and may not be obtainable without additional collateral being provided. Although we believe this may prevent us from obtaining certain contracts in the future, we believe our experience and existing presence in the Caribbean geographic area will provide an adequate level of comfort to allow our backlog of construction contracts to remain stable. On occasion, Devcon International Corp., ultimate parent to our subsidiaries that comprise our construction division, has been required to provide a guarantee of performance to obtain a contract.

As of September 30, 2006, our liquidity and capital resources included cash and cash equivalents of $4.7 million, negative working capital of $35.0 million and an available line of credit of $13.3 million. Total outstanding liabilities were $182.7 million as of September 30, 2006, compared to $101.8 million as of December 31, 2005. The negative working capital results from our current liabilities, including $44.1 million of notes payable and $1.3 million of derivative instruments. The $1.3 million of derivative instruments, which is more fully described in Note 16 of the unaudited condensed consolidated financial statements, is recorded as debt discount and will be accreted over the expected term of the notes, or six months. As more fully discussed in Note 21 Subsequent Events, the $44.1 million of Notes was repaid with the issuance of 45,000 shares of $0.10 par value Preferred Stock with a liquidation preference equal to $1,000 per share, on October 20, 2006. On October 2, 2006, we had borrowed $2.4 million against our line of credit in anticipation of paying the accumulated interest due on the Promissory Notes. Excluding the notes payable and financial derivatives, we had $10.4 million of working capital as of September 30, 2006.

Cash flow used by operating activities for the nine months ended September 30, 2006 was $3.1 million compared with cash used of $3.9 million for the same period in 2005. The primary sources of cash for operating activities during the first nine months were notes receivable of $2.2 million and other long-term liabilities of $3.6 million. The primary use of cash from operating activities was a decrease in accounts payable, accrued expenses and other liabilities of $2.7 million and other long term assets of $0.9 million.

Our accounts receivable averaged 66 days of sales outstanding (DSO) as of September 30, 2006. This is an increase of 23 days compared to 43 days at the end of December 2005. Our security services segment averaged 51 days, while our construction segment and St Martin materials operations averaged 102 and 21 days respectively.

On June 6, 1991, we issued an unsecured, prime rate interest bearing, promissory note, in favor of Donald L. Smith, Jr., a director and former Chairman and Chief Executive Officer (“Mr. Smith”), in the aggregate principal amount at the time of issuance of $2.1 million, with a maturity date of January 1, 2004 (the “Smith Note”). Subsequently the maturity date of the Smith Note was extended by the parties until October 1, 2005. As of March 31, 2006, $1.7 million was outstanding under the Smith Note. Under the terms of a guarantee agreement dated March 10, 2004, between Mr. Smith and our company where Mr. Smith, amongst others, agreed to guarantee certain loan notes receivable due from EBR Holding Limited ( “EBRH’), amounting to $2.2 million at that time, Mr. Smith agreed to maintain collateral for these guarantees in the amount of $1.8 million. The balance due to Mr. Smith under the Smith Note served as collateral for the aforementioned required amount.

In May 2006 we restructured and satisfied the Smith Note and all notes due from EBRH (the “EBR Notes”). We entered into two agreements, one of which (the “Smith Note Agreement”) was between Mr. Smith and our company and the other agreement (the “EBR Note Agreement”) was amongst EBRH, EBR Properties Limited and Emerald Bay Resort & Co. (collectively, “EBR”) and our company. Under the terms of the Smith Note Agreement, Mr. Smith agreed to cancel the Smith Note in exchange for our assignment to Mr. Smith of certain notes EBR had previously issued to us with an aggregate amount due from EBR at time of assignment equal to $1.0 million plus accrued interest. As part of this restructuring we also made a cash payment of $458,525 to Mr. Smith in satisfaction of all remaining amounts now due under the Smith Note. This restructuring satisfied all amounts due under the all notes due from EBRH. In addition, as part of this restructuring, we received $56,000 in cash from EBRH, and EBR agreed to use its good faith efforts to transfer to us an approximately 14% interest which EBR had in a redi-mix batch plant which we control in Great Exuma, Bahamas. We also agreed to surrender the minority equity interest we held in EBR.

We have entered into retirement agreements with certain existing and retired executives. The net present value of future liabilities for these arrangements as of September 30, 2006 was $3.2 million, of which $1.7 million is for the former Chairman. We have used an average discount rate of 4.8 percent and standard mortality tables to estimate these liabilities.

As part of the 1995, subsequently renegotiated in 1999, acquisition of Société des Carriéres de Grand Case (“SCGC”), a French company operating a ready-mix concrete plant and quarry in St. Martin, we agreed to pay the quarry owners, who were also the owners of SCGC, a royalty payment of $550,000 per year through July 2004 and rent of $50,000 per year through October 2004. The agreements covered a 15 year period, but could be cancelled at either party’s option in 2004 and 2005, respectively. In May 2004 we entered into discussions about terminating the lease and to stop the quarry operations on St. Martin. In June 2004 the quarry owner terminated the lease contract as of October 27, 2004, and terminated a material supply contract. The landlord has commenced certain proceedings with respect to the foregoing. We have continued our discussions with the landlord, as further described in Contingent Liabilities. We accrued for quarry restoration costs and recognized an impairment charge on the assets in the first quarter of 2003 and do not expect any further impairment, restoration costs or closing costs, except for possible severance cost depending of the future actions of the parties.

On March 6, 2006, pursuant to the terms of that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 9, 2005, Devcon Acquisition, Inc., an indirect wholly-owned subsidiary of ours, and our company completed a merger (the “Merger”) in which we acquired all of the outstanding capital stock of Guardian, for an estimated aggregate purchase price of $65.5 million in cash.

In order to finance the Merger, on March 6, 2006, we also (i) closed a private placement of the Notes described below and Warrants under the terms of a Securities Purchase Agreement, and (ii) through DSH, increased our credit line (the “Credit Agreement”) from $70 million to $100 million under our revolving credit facility with CapitalSource. Most of the proceeds from the Notes, the Warrants and the draw down under the increased Credit Agreement were used to acquire Guardian. The remaining proceeds were used to repay the $8 million CapitalSource Bridge Loan, which was issued in November 2005, and for general corporate purposes, including working capital. As of September 30, 2006, we had $13.3 million unused availability on our $100 million CapitalSource credit facility. Additionally, based on the borrowing base formula used to determine the amount that is available to borrow, we had $2.4 million of additional borrowing capacity against the $13.3 million of availability as of September 30, 2006.

As noted above, on March 6, 2006, we issued to certain investors under the terms of a Securities Purchase Agreement, dated as of February 10, 2006, an aggregate principal amount of $45 million of notes along with warrants to acquire an aggregate of 1,650,943 shares of our common stock at an exercise price of $11.925 per share. The notes bear interest at a rate equal to 8% per annum which increases to 18% in the event we fail to make payments required under the notes when due.

Pursuant to the terms of the Securities Purchase Agreement and as presented in Note 21, Subsequent Events, to the Condensed Consolidated Financial Statements, the private placement investors will subsequently receive an aggregate of 45,000 shares of Series A convertible preferred stock (“Series A Convertible Preferred Stock”), par value $0.10 per share, of Devcon with a liquidation preference equal to $1,000, a dividend rate equal to 8% per annum, convertible into common stock at a conversion price equal to $9.54 per share for each share of Series A Convertible Preferred Stock. The conversion price of the Series A Convertible Preferred Stock and the exercise price of the Warrants will be subject to certain anti-dilution adjustments.

The creation of a new class of preferred stock is subject to shareholder approval under Florida law, while the issuance of the Preferred Stock and common stock Warrants and the subsequent issuance of shares of common stock issuable upon conversion of the Preferred Stock, the exercise of the common stock Warrants or distribution of any dividends paid in the form of common stock on the Series A convertible preferred stock, which could, upon issuance, equal an amount that is 20% or more of our common stock outstanding prior to the date of issuance, requires shareholder approval under the rules of Nasdaq. On February 10, 2006, holders of more than 50% of our common stock approved the amendment to our articles of incorporation creating a new class of preferred stock, the issuance of the Preferred Stock and the subsequent issuance of shares of common stock issuable upon conversion of the Preferred Stock and the exercise of the common stock Warrants or distribution of any dividends paid in the form of common stock on the Preferred Stock; however, this approval would not be effective until the Securities Exchange Commission rules and regulations relating to the delivery of an information statement on Schedule 14C to our shareholders have been fully satisfied. As described above, on September 18, 2006, the Company filed a revised form 14C information statement for review by the Securities Exchange Commission, subsequently received notice of no further questions on the Information Statement, and on September 20, 2006 mailed the Information Statement to the Company’s shareholders. As further discussed in Note 21 Subsequent Events, the Preferred Stock was issued on October 20, 2006, and $2.3 million of accrued interest on the Notes was repaid.

Related Party Transactions

Our policies and codes provide that related party transactions be approved in advance by either the Audit Committee or a majority of disinterested directors.

We lease from the wife of Mr. Donald L. Smith, Jr., a Director and former Chairman and Chief Executive Officer of ours, a 1.8-acre parcel of real property in Deerfield Beach, Florida. This property is being used for our equipment logistics and maintenance activities. The property is subject to a 5-year lease entered into in January 2002 providing for rent of $95,000 per year. This rent was based on comparable rental contracts for similar properties in Deerfield Beach, as evaluated by management.

We have entered into various construction and payment deferral agreements with an entity which owns and manages a resort project in the Bahamas in which Mr. Donald L. Smith Jr., a director and former Chairman and Chief Executive Officer of ours, and a subsidiary of ours are minority partners owning 11.3 percent and 1.2 percent, respectively. Mr. Smith is also a member of the entity’s managing committee.

•	As of January 1, 2003, we entered into a payment deferral agreement with the resort project whereby several notes, which are guaranteed partly by certain owners of the project, evidenced a loan totaling $2.0 million owed to our company. Mr. Donald Smith, Jr. issued a personal guarantee for the total amount due under this loan agreement to our company. The balance of the loan payable to us as of March 31, 2006, including accrued interest, was $1.7 million. This loan was satisfied under the terms of an agreement described below as the Smith Note agreement.

•	We have entered into construction contracts with the resort project. In late 2004 we entered into a $15.2 million contract, which has been increased to $15.9 million, to construct a marina and breakwater for the same entity. The resort project secured third party financing for this latter contract. We entered into a vertical construction contract with another entity for $3.0 million during the second quarter of 2005. Mr. Smith is a partner of this entity. In connection with currently active contracts on the project, we recorded revenues of $0.2 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively. We recorded revenues of $1.0 million and $6.5 million for the nine months ended September 30, 2006 and 2005, respectively. As of December 31, 2005, the marina and breakwater contract was substantially complete.

•	The outstanding balance of trade receivables from the resort project was $0.3 million as of September 30, 2006 and December 31, 2005. The outstanding balance of note receivables was nil and $2.2 million as of September 30, 2006 and December 31, 2005 respectively. We recorded interest income of $56,570 and $164,593 for the three and nine month period ended September 30, 2005, respectively. During the three month period ended September 30, 2006 no interest income was recorded due to the settlement of the notes. The interest income recorded for the nine months ended September 30, 2006 was $31,000. The billings in excess of cost were $437,588 and $50,922 as of September 30, 2006 and December 31, 2005, respectively. Mr. Smith has guaranteed the payment of the receivables from the entity, up to a maximum of $3.0 million, including the deferral agreement described above. The guarantee of collectibility by Mr. Smith was terminated as part of the agreements indentified below as the Smith Note and the EBR Receivable Agreement.

During the second quarter of 2005, after receiving approval by our Audit Committee, a subsidiary of our company entered into a $3.0 million agreement to construct a residence on a parcel of property located within the resort complex known as Emerald Bay Resorts on the island of Exuma, Bahamas. Donald L. Smith, Jr., a director and former Chairman and Chief Executive Officer (“Mr. Smith”), is a party to this agreement and has a 50% interest in the ownership of the land on which the residence is being constructed together with one other party who has the remaining 50% interest in the ownership of this land as well as a controlling interest in the resort project in the Bahamas. Mr. Smith has a minority interest in the resort and also sits on committees which govern the affairs of the resort. Mr. Smith and his partner have agreed to share in all profits if any, generated by this parcel in accordance with their respective interests. As a result of change orders to the scope of the work to be performed, the total amounts which can be invoiced by us with respect to this project has increased to $3.2 million as of September 30, 2006. Due to various delays in construction, as well as additional time required to complete the project, we have estimated that the cost to complete the residence is currently $3.7 million. In accordance with our accounting policies we recorded a loss of $525,468 in the first nine months of 2006. From June 2005, when the project started, through September 30, 2006, we have recorded revenue of $1.1 million with respect to this project, and the accounts receivable outstanding attributable to this project was $0.2 million at the end of each period ending September 30, 2006 and December 31, 2005. The billing in excess of cost was $0.4 million at September 30, 2006 and the cost in excess billings was $20,247 at December 31, 2005.

On June 6, 1991, we issued an unsecured, prime rate interest bearing, promissory note, in favor of Donald L. Smith, Jr., a director and former Chairman and Chief Executive Officer (“Mr. Smith”), in the aggregate principal amount at the time of issuance of $2.1 million, with a maturity date of January 1, 2004 (the “Smith Note”). Subsequently the maturity date of the Smith Note was extended by the parties until October 1, 2005. As of March 31, 2006, $1.7 million was outstanding under the Smith Note. Under the terms of a guarantee agreement dated March 10, 2004 between Mr. Smith and our company where Mr. Smith, amongst others, agreed to guaranty certain loan notes receivable due from EBR Holding Limited ( “EBRH’), amounting to $2.2 million at that time, Mr. Smith agreed to maintain collateral for these guarantees in the amount of $1.8 million. The balance due to Mr. Smith under the Smith Note served as collateral for the aforementioned required amount.

In May 2006 we restructured and satisfied the Smith Note and all notes due from EBRH (the “EBR Notes”). We entered into two agreements, one of which (the “Smith Note Agreement”) was amongst Mr. Smith and our company and the other agreement (the “EBR Note Agreement”) was amongst EBRH, EBR Properties Limited and Emerald Bay Resort & Co. (collectively, “EBR”) and our company. Under the terms of the Smith Note Agreement, Mr. Smith agreed to cancel the Smith Note in exchange for our assignment to Mr. Smith of certain notes EBR had previously issued to us with an aggregate amount due from EBR at time of assignment equal to $1.0 million plus accrued interest. As part of this restructuring we also made a cash payment of $458,525 to Mr. Smith in satisfaction of all remaining amounts then due under the Smith Note. This restructuring satisfied all amounts due under the all notes due from EBRH. In addition, as part of this restructuring, we received $56,000 in cash from EBRH, and EBR agreed to use its good faith efforts to transfer to us an approximately 14% interest which EBR had in a redi-mix batch plant which we control in Great Exuma, Bahamas. We also agreed to surrender the minority equity interest we held in EBR.

We own a 50% interest in ZSC South, a joint venture, which is in the process of being liquidated. Mr. W. Douglas Pitts, a director, owns a 5% interest in the joint venture. Courtelis Company manages the joint venture’s operations and Mr. Pitts is the President of Courtelis Company. In the third quarter of 2005 the joint venture sold its last remaining parcel of land and we recorded a gain of $0.4 million.

On July 30, 2004, we purchased an electronic security services company managed and controlled by Mr. Ruzika, our CEO, for approximately $4.7 million, subject to certain purchase price adjustments after the closing. The initial allocation of the assets of the company purchased was based on fair value and included $70,000 of working capital, $306,000 of property, plant and equipment, $2.6 million of customer contracts, $356,000 of deferred tax assets and $1.7 million of goodwill and other intangibles. We assumed $277,000 of deferred revenue liability. We paid the purchase price with a combination of $2.5 million in cash and 214,356 shares of our common stock. Additionally, on October 5, 2005, 13,718 shares were issued upon finalization of the purchase price adjustments.

Mr. James R. Cast, a former director, through his tax and consulting practice, has provided services to us for more than ten years. We paid Mr. Cast $59,400 for consulting services provided to us in each of 2005 and 2004. Additionally, Mr. Cast resigned from the Board of Directors in January 2006. Before his resignation we entered into a consulting agreement for tax and consulting services to be performed during 2006 for a specified number of consulting hours and for the total amount of $75,000.

We have entered into a retirement agreement with Mr. Richard Hornsby, our former Senior Vice President and a director. He retired from our company at the end of 2004. During 2005 he received his full salary. From 2006 he will receive annual payments of $32,000 for life. During 2003 we recorded an expense of $232,000 for services rendered; this amount was paid out in 2005. We expensed the net present value of the obligation to pay Mr. Hornsby $32,000 annually for life, over his estimated remaining service period at Devcon, i.e. during 2004. The net present value of the future obligation was estimated at $282,437 as of September 30, 2006.

On August 12, 2005, we entered into a Management Services Agreement (the “Management Agreement”), with Royal Palm Capital Management, LLLP (“Royal Palm”), to provide management services. Royal Palm Capital Management, LLP is an affiliate of Coconut Palm Capital Investors I Ltd. (“Coconut Palm”) with whom we completed a transaction on June 30, 2004, whereby Coconut Palm invested $18 million in our company for the purpose of our entrance into the electronic security services industry. Richard Rochon and Mario Ferrari, two of our directors, are principals of Coconut Palm and Royal Palm. Robert Farenhem is a principal of Royal Palm and was our interim Chief Financial Officer from April 2005 until December 2005.

The management services to be provided include, among other things, assisting us with, among other matters, establishing certain office, accounting and administrative procedures, obtaining financing relating to business operations and acquisitions, developing and implementing advertising, promotional and marketing programs, facilitating certain securities matters (both proposed offerings and ongoing compliance issues) and future acquisitions and dispositions, developing tax planning strategies, and formulating risk management policies. Under the terms of the Management Agreement, we are obligated to pay Royal Palm a management fee of $30,000 per month. In connection with this Agreement, we incurred expenses of $274,702 during the year ended December 31, 2005 and $270,000 for the nine months ended September 30, 2006.

On January 23, 2006, we entered into a stock purchase agreement with Donald L. Smith, Jr., a director and former Chairman and Chief Executive Officer, under the terms of which we agreed to sell to Mr. Smith all of the issued and outstanding shares of two of our subsidiaries, Antigua Masonry Products, Ltd., an Antigua corporation, or AMP, and M21 Industries, Inc., which collectively comprised the operations of our materials division in Antigua, for an aggregate purchase price equal to approximately $5 million, subject to adjustments provided in the stock purchase agreement. The stock purchase agreement permitted $1,725,000 of the purchase price to be paid by cancellation of a note payable by our company to Mr. Smith. We retained the right to review other offers to purchase these Antigua operations. The parties to the stock purchase agreement elected to exercise their right to negotiate the sale of our materials division in Antigua with a third party. As a result, on March 2, 2006, we entered into a stock purchase agreement with A. Hadeed or his nominee and Gary O’Rourke and terminated the stock purchase agreement entered into with Mr. Smith on January 23, 2006. The terms of the new stock purchase agreement provided for a purchase price equal to approximately $5.1 million, subject to adjustments provided in the stock purchase agreement. The entire purchase price was contemplated to be paid entirely in cash as opposed to the partial payment through surrender of the $1,725,000 note we had previously issued to Mr. Smith. In addition, the terms of the new stock purchase agreement excluded M21 Industries, Inc. from the sale but contemplated transfers of certain assets from the Antigua operations to Devcon as well as the pre-closing transfer to AMP of certain preferred shares in AMP that were owned by Devcon. The purchaser has agreed to pay all taxes incurred as a result of the transaction. We completed the sale of our materials division in Antigua on March 2, 2006.

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

Our exposure to market risk resulting from changes in interest rates results from the variable rate of our senior secured revolving credit facility with CapitalSource, as an increase in interest rates would result in lower earnings and increased cash outflows. The interest rate on our senior secured revolving credit facility is payable at variable rates indexed to either LIBOR or the Base Rate. The effect of each 1% increase in the LIBOR rate and the Base Rate on our senior secured revolving credit facility would result in an annual increase in interest expense of approximately $0.9 million. Based on the U.S. yield curve as of March 31, 2006 and other available information, we project interest expense on our variable rate debt to increase approximately $0.06, $0.03, nil and nil for the years ended December 31, 2006, 2007, 2008 and 2009, respectively

We have operations overseas. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. The foreign functional currencies with which we deal are Netherlands Antilles Guilders, Eastern Caribbean Units and Euros. The first two are pegged to the U.S. dollar and have remained fixed for many years. Management does not believe a change in the Euro exchange rate will materially affect our financial position or results of operations.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, who is also acting as our Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined our disclosure controls and procedures as of September 30, 2006, the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of September 30, 2006, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

In connection with the completion of its audit of, and the issuance of an unqualified report on our consolidated financial statements for the fiscal year ended December 31, 2005, our former independent registered public accounting firm, KPMG, LLP (“KPMG”), communicated to our management and Audit

Committee that certain matters involving our internal controls were considered to be “material weaknesses”, as defined under the standards established by the Public Company Accounting Oversight Board, or PCAOB. These matters pertained to (i) inadequate polices and procedures with respect to review and oversight of financial results to ensure that accurate consolidated financial statements were prepared and reviewed on a timely basis, (ii) inadequate number of individuals with U.S. GAAP experience and (iii) inadequate review of account reconciliations, analyses and journal entries. We concurred with this communication.

In light of the material weaknesses described above, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly represent in all material respects our financial condition, results of operations and cash flows for the periods presented.

The certifications of our Chief Executive Officer and our Chief Financial Officer, who is currently acting as our Principal Financial and Accounting Officer, required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

Changes in Internal Controls

We are committed to continuously improving our internal controls and financial reporting. Since December 31, 2005, management has met with our Audit Committee and our former independent registered public accounting firm, KPMG, to review the specific details of the material weaknesses in internal control and determine short term and longer term plans to remediate those weaknesses with the ultimate goal of meeting the formalized requirements of Section 404 of the Sarbanes-Oxley Act.

In order to remediate the material weaknesses described above, our management and our Audit Committee have taken or are in the process of taking the following steps:

•	Certain of our procedures have been formalized and documented with a current effort to more effectively integrate the financial reporting procedures of the three segments of operations.

•	We are addressing access issues with respect to our information technology systems and have formalized and enhanced some of our mitigating controls. We have hired a Company Director of Information Technology to develop a design and implementation plan to improve access control. We have implemented formal operating system and data back up recovery programs, and we are continuing to improve operational stability of information technology systems.

•	The implementation of additional review procedures and improved financial controls.

•	During the quarter ended September 30, 2006, we determined to hire an experienced professional with GAAP reporting and SEC reporting experience at the parent level. That position was filled on November 6, 2006. We continue to review staffing at the subsidiary level to determine adequacy of staff and review procedures to determine if training of existing or additional personnel is required.

•	We are reviewing the impact of our changing operational focus toward security services and developing a plan for implementing company wide improvements and documentation of our system of internal reporting and disclosure controls.

We believe the implementation of the above measures will appropriately address the matters identified by our former independent registered public accounting firm and concurred with by management as material weaknesses. This process is ongoing, however, and our management and our Audit Committee will continue to monitor the effectiveness of our internal controls and procedures on a continual basis and will take further action as appropriate.

Our management does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Part II. Other Information

Item 1. Legal Proceedings

The Company is involved in routine litigation arising in the ordinary course of its business, primarily in connection with its Construction division.

In the fall of 2000, Virgin Islands Cement and Building Products, Inc. (“VICBP”), a subsidiary of the Company, was under contract with the Virgin Islands Port Authority (“VIPA”) for the construction of the expansion of the St. Croix Airport. During the project, homeowners and residents of the Yellow Cedar Housing Community, located next to the end of the expansion project, claimed to have experienced several days of excessive dust in their area as a result of the ongoing construction work and have claimed damage to their property and personal injury. The homeowners of Yellow Cedar have filed two separate lawsuits for unspecified damages against VIPA and VICBP as co-defendants. One suit, filed in the U.S. District Court for the District of the Virgin Islands by Mariepaul Antoine, Benjamin Ashe, et. al, vs. VIPA et. al, case #2001,63 R/F, seeks equitable relief from nuisance, specific performance and damages. The second suit, Louisa Williams et. al vs. VIPA et. al filed in the Territorial Court of the U.S.V.I. case #548/2000 also seeks equitable relief from nuisance, specific performance and damages. In both cases VICBP, as defendant, has agreed to indemnify VIPA for any civil action as a result of the construction work. The Company has brought a declaratory judgment action in the District Court of the Virgin Islands to determine whether there is coverage under the primary policy.

Reliance Insurance Company (“Reliance”), the insurer for the primary general liability policy for VICBP during that period, has taken the legal position that “dust” is a pollutant and, therefore, the pollution exclusion clause applies and as a result Reliance denies liability insurance coverage to VICPA. The Pennsylvania Insurance Commissioner placed Reliance in rehabilitation in October 2001, and subsequently into liquidation. The Company has also presented claims under the policy to the Florida Insurance Guaranty Association, the V.I. Insurance Guaranty Association, the Pennsylvania Insurance Commissioner, and to its excess liability insurance carrier, Zurich Insurance Company. It is too early to predict the final outcome of this matter or to estimate the Company’s potential, if any, risk of loss.

In the late 1980s, Bouwbedrijf Boven Winden, N.V., (“BBW”), currently a Devcon subsidiary in the Netherlands Antilles, supplied concrete to a large apartment complex on the French side of Sint Maarten. In the early 1990’s the buildings began to develop exterior cracking and “pop outs.” In November 1993, BBW was named one of several defendants, including the building’s insurer, in a suit filed by Syndicat des Copropriétaires la Résidence Le Flamboyant (condominium owners association of Le Flamboyant) in the French court “Tribunal de Grande Instance de Paris”, case No. 510082/93. A French court assigned an expert to examine the cause of the cracking and pop outs and to determine if the cracking/pop outs are caused by a phenomenon known as alkali reaction (“ARS”). The expert found, in his report dated December 3, 1998, that BBW was responsible for the ARS. The plaintiff is seeking unspecified damages, including demolition and replacement of the 272 apartments. Based on the advice of legal counsel, a judgment assessed in a French court would not be enforceable against a Netherlands Antilles company. Thus, in order to obtain an enforceable judgment, the plaintiff would have to file a successful claim in an Antillean court. It is too early to predict the final outcome of this matter or to estimate the potential risk of loss, if any, to the Company. Due to the lack of enforceability, the Company decided not to continue the defense in the French court. Therefore, the Company may not be aware of recent developments in the proceedings. Management believes its defenses to be meritorious and does not believe that the outcome will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

On July 25, 1995, a Company subsidiary, Société des Carriéres de Grande Case (“SCGC”), entered into an agreement with Mr. Fernand Hubert Petit, Mr. Francois Laurent Petit and Mr. Michel Andre Lucien Petit, (collectively, “Petit”) to lease a quarry located in the French side of St. Martin. Another lease was entered into by SCGC on October 27, 1999 for the same and additional property. Another Company subsidiary, Bouwbedrijf Boven Winden, N.A. (“BBW”), entered into a material supply agreement with Petit on July 31, 1995. This agreement was amended on October 27, 1999. Pursuant to the amendment, the Company became a party to the materials supply agreement. In May 2004 the Company advised Petit that it would possibly be removing its equipment within the timeframes provided in its agreements and made a partial quarterly payment under the materials supply agreement. On June 3, 2004, Petit advised the Company in writing that Petit was terminating the materials supply agreement immediately because Petit had not received the full quarterly payment and also advised that it would not renew the 1999 lease when it expired on October 27, 2004. Petit refused to accept the remainder of the quarterly payment from the Company in the amount of $45,000. Without prior notice to BBW, Petit obtained orders to impound BBW assets on St. Martin (the French side) and Sint

Maarten (the Dutch side). The assets sought to be impounded include bank accounts and receivables. BBW has no assets on St. Martin, but approximately $341,000 of its assets were impounded on Sint Maarten. In obtaining the orders, Petit claimed that $7.6 million is due on the supply agreement (the full payment that would be due by the Company if the contract continued for the entire potential term and the Company continued to mine the quarry), $2.7 million is due for quarry restoration and $3.7 million is due for pain and suffering. The materials supply agreement provided that it could be terminated by the Company on July 31, 2004.

In February 2005 SCGC, BBW and the Company entered into agreements with Petit, which provided for the following:

•	The purchase by SCGC of three hectares of partially mined land located within the quarry property previously leased from Petit for approximately $1.1 million;

•	A two-year lease of approximately 15 hectares of land (the “15 Hectare Lease”) on which SCGC operates a crusher, ready-mix concrete plant and aggregates storage at a cost of $100,000;

•	The granting of an option to SCGC to purchase two hectares of unmined property prior to December 31, 2006 for $2 million, payable $1 million on December 31, 2006 and $1 million on December 31, 2008, subject to the below terms:

•	In the event that SCGC exercises this option, Petit agrees to withdraw all legal actions against the Company and its subsidiaries.

•	In the event that SCGC does not exercise the option to purchase and Petit is subsequently awarded a judgment, SCGC has the option to offset approximately $1.2 million against the judgment amount and transfer ownership of the three hectare parcel purchased by SCGC as stated in 1. above back to Petit.

•	In September 2006 the Company made the first $1.0 million payment on the two hectare option.

•	The granting of an option to SCGC to purchase five hectares of unmined land prior to June 30, 2010 for $3.6 million, payable $1.8 million on June 30, 2010 and $1.8 million on June 30, 2012; and

•	The granting of an option to SCGC to extend the 15 Hectare Lease through December 31, 2008 (with annual rent of $55,000) if the two hectares are purchased and subsequent extensions of the lease (with annual rent of $65,000) equal to the terms of mining authorizations obtained from the French Government agencies.

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

In the ordinary course of conducting its business, the Company becomes involved in various legal actions and other claims, some of which are currently pending. Litigation is subject to many uncertainties and management may be unable to accurately predict the outcome of individual litigated matters. Some of these matters possibly may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not be material.

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

Item 1A. Risk Factors

Information about risk factors for the three months ended September 30, 2006, does not differ materially from those in set forth in Part I, Item 1A, of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005, except for the following additional Risk Factor:

In connection with the debt and equity financing the Company conducted to fund the acquisition of Guardian International, Inc., the Company identified with the issuance of the $45 million of notes, the following freestanding and embedded derivative financial instruments:

i)	the Warrants, which are a freestanding derivative; and

ii)	the right to purchase the Preferred Stock upon issuance (“the Right to Purchase”), which is an embedded derivative within the governing Securities Purchase Agreement.

In addition, the following embedded derivatives have been identified within the Series A Convertible Preferred Stock if and when it is issued upon exchange for the notes and will need to be valued at issuance date of the Preferred Stock:

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

Management anticipates the embedded derivatives within the Series A Convertible Preferred Stock will be required to be bifurcated under generally accepted accounting principles and valued as a single compound derivative if and when the Series A Convertible Preferred Stock is issued.

Under generally accepted accounting principles, the Warrants, the Right to Purchase and any other embedded derivatives must be revalued from time to time as of each applicable balance sheet date and marked up or down to market with resulting changes in value being recorded as a charge or credit to arrive at net income. During this periodic valuation process, the Company may recognize charges due to the recognition of changes in the market value of these derivative financial instruments. The Company valued the Warrants and the Right to Purchase at March 6, 2006, their date of issuance, using an appropriate option pricing model (“the Model”). This Model is described in footnote 16 to the Company’s unaudited condensed consolidated financial statements. As more fully explained in footnote 16 to the Company’s unaudited condensed consolidated financial statements, from the date of issuance through September 30, 2006, an aggregate benefit to arrive at net income with respect to the re-valuation of these derivatives liabilities amounted to $7.3 million.

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

Date: November 14, 2006
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