Form 10-K/A
period 2005-12-31
DEVCON INTERNATIONAL CORP
filed 2007-04-12
CIK 28452

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

Registrant’s telephone number: (561) 208-7200

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”) of Devcon International Corp. (the “Company”) is being filed to amend the penultimate paragraph of Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Critical Accounting Policies and Estimates”, the third paragraph of Note 1(j) of the Company’s Consolidated Financial Statements and the third and sixth paragraphs of Note 7 of the Company’s Consolidated Financial Statements to remove the reference to an independent appraisal firm used in connection with the preparation of purchase price allocations related to customer account acquisitions. Except for the deletion of this reference to the independent appraisal firm, the Form 10-K remains unchanged

PART II

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

Customer accounts are stated at fair value based on the discounted cash flows over the estimated life of the customer contracts and relationships. The Company uses a valuation study at the time of each acquisition to determine the value and estimated life of customer accounts purchased in order to determine an appropriate method by which to amortize the acquired asset. The amortization life is based on historic analysis of customer relationships combined with estimates of expected future revenues from customer accounts. The Company amortizes customer accounts on a straight-line basis over the expected life of the customer which varies from 4 to 17 years and records an additional charge equal to the remaining unamortized value of the customer account for accounts which discontinued service before the expected life. The additional charge for discontinued accounts is equal to the remaining net book value of the customer contract and relationship for the specific customer account canceled.

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

Customer accounts are stated at fair value based on the discounted cash flows over the estimated life of the customer contracts and relationships. The Company uses a valuation study at the time of each acquisition to determine the value and estimated life of customer accounts purchased in order to determine an appropriate method by which to amortize the asset. The amortization life is based on historic analysis of customer relationships combined with estimates of expected future revenues from customer accounts. The Company amortizes customer accounts on a straight-line basis over the expected life of the customer which varies from 4 to 17 years and records an additional charge equal to the remaining unamortized value of the customer account for accounts which discontinued service before the expected life. The additional charge for discontinued accounts is equal to the remaining net book value of the customer contract and relationship for the specific customer account canceled.

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

The acquisition was recorded using the purchase method of accounting. The purchase price allocation is based upon a valuation study at the time of the acquisition to determine the value and estimated life of the customer accounts purchased in order to determine an appropriate method by which to amortize the asset. The purchase price, adjusted for certain non-performing contracts as well as certain working capital adjustments, has been recorded pursuant to the terms of the Asset Purchase Agreement and appropriately allocated to each account set out below. Results included for the acquisition are for the period February 28, 2005 to December 31, 2005.

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

The acquisition was recorded using the purchase method of accounting. The purchase price allocation is based upon a valuation study at the time of the acquisition to determine the value and estimated life of the customer accounts purchased in order to determine an appropriate method by which to amortize the asset. Under the purchase method of accounting, the purchase price allocation may be adjusted for up to one year based on information which, if known at the date of acquisition would have effected the allocation. Additionally, under the terms of the Stock Purchase Agreement, there can be adjustments to the purchase price, and thereby the allocation thereof, based on a post closing review of the final balance sheet and recurring monthly monitoring revenue of Coastal. Any adjustments, when determined, may change the following allocation.

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

PART IV

Item 15. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

Part IV of the Company’s Form 10-K for the fiscal year ended December 31, 2005 is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1.

(3)	Exhibits.

Exhibit Number	Description

23.1	Consent of KPMG LLP (1)

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Chief Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed herewith

SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 12, 2007	DEVCON INTERNATIONAL CORP.

	By:	/s/ Richard Rochon
Richard Rochon, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert C. Farenhem
Robert C. Farenhem, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT SCHEDULE

Exhibit Number	Description

23.1	Consent of KPMG LLP (1)

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Interim Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Chief Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Interim Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed herewith