Form 10-Q/A
period 2006-06-30
DEVCON INTERNATIONAL CORP
filed 2007-04-12
CIK 28452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Form 10-Q for the fiscal quarter ended June 30, 2006 (the “Form 10-Q”) of Devcon International Corp. (the “Company”) is being filed to amend the fifteenth paragraph of Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Critical Accounting Policies and Estimates” and the third paragraph of Note 4 of the Company’s Consolidated Financial Statements to remove the reference to an independent appraisal firm used in connection with the preparation of purchase price allocations related to customer account acquisitions and to replace the first paragraph of Part I, Item 4 — Controls and Procedures in its entirety. Except for the revisions described in this paragraph, the Form 10-Q remains unchanged.

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

We have recorded the acquisition using the purchase method of accounting. The preliminary purchase price allocation is based upon a valuation study as to fair value. Results of operations included for the acquisition are for the period March 6, 2006 to March 31, 2006.

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

Item 4.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures

The evaluation of the Company’s disclosure controls and procedures as of June 30, 2006, was performed by the Company’s Chief Executive Officer and Chief Financial Officer, who is also acting as our Principal Financial and Accounting Officer. Based on that evaluation, such officers concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As explained in this Item 4 - Controls and Procedures under “Changes in Internal Controls”, the Company’s management has implemented a number of remedial measures, however the Company believes the material weaknesses identified in this Item 4 - Controls and Procedures still existed as of June 30, 2006.

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

Item 6.	Exhibits

Part II of the Company’s Form 10-K for the fiscal quarter ended June 30, 2006 is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 12, 2007

By:	/s/ Richard Rochon
Richard Rochon, Chief Executive Officer
(on behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Robert Farenhem
Robert Farenhem, Chief Financial Officer,
(on behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.