Form 10-Q/A
period 2006-09-30
DEVCON INTERNATIONAL CORP
filed 2007-04-12
CIK 28452

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

Explanatory Note

This Amendment No. 1 to the Form 10-Q for the fiscal quarter ended September 30, 2006 (the “Form 10-Q”) of Devcon International Corp. (the “Company”) is being filed to amend the fifteenth paragraph of Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Critical Accounting Policies and Estimates” and the third paragraph of Note 4 of the Company’s Consolidated Financial Statements to remove the reference to an independent appraisal firm used in connection with the preparation of purchase price allocations related to customer account acquisitions and to replace the first paragraph of Part I, Item 4 — Controls and Procedures in its entirety. Except for the revisions described in this paragraph, the Form 10-Q remains unchanged.

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

Customer accounts are stated at fair value based on the discounted cash flows over the estimated life of the customer contracts and relationships. We use a valuation study at the time of each acquisition to determine the value and estimated life of customer accounts purchased in order to determine an appropriate method by which to amortize the acquired asset. The amortization life is based on historic analysis of customer relationships combined with estimates of expected future revenues from customer accounts. We amortize customer accounts on a straight-line basis over the expected life of the customer accounts, which varies from four to seventeen years, and record an additional charge equal to the remaining unamortized value of the customer account for accounts which discontinued service before the expected life. The additional charge for discontinued accounts is equal to the remaining net book value of the customer contract and relationship for the specific customer account canceled.

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

Evaluation of Disclosure Controls and Procedures

The evaluation of the Company’s disclosure controls and procedures as of September 30, 2006, was performed by the Company’s Chief Executive Officer and Chief Financial Officer, who is also acting as our Principal Financial and Accounting Officer. Based on that evaluation, such officers concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As explained in this Item 4 - Controls and Procedures under “Changes in Internal Controls”, the Company’s management has implemented a number of remedial measures, however the Company believes the material weaknesses identified in this Item 4 - Controls and Procedures still existed as of September 30, 2006.

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

The certifications of our Chief Executive Officer and our Chief Financial Officer, who is currently acting as the Company’s Principal Financial and Accounting Officer, required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

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

In order to remediate the material weaknesses described above, our management and our Audit Committee have taken or is in the process of taking the following steps:

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

•

During the quarter ended September 30, 2006, we determined to hire an experienced professional with GAAP reporting experience at the parent level. That position was filled on November 6, 2006. We continue to review staffing at the subsidiary level to determine adequacy of staff and review procedures to determine if training of existing or additional personnel is required.

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

Part II of the Company’s Form 10-K for the fiscal quarter ended September 30, 2006 is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1.

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