Form 10-K
period 2006-12-31
DEVCON INTERNATIONAL CORP
filed 2007-04-18
CIK 28452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☐	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-07152

DEVCON INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

FLORIDA	59-0671992	3270;7381
(State Or Other Jurisdiction Of Incorporation Or Organization)	(I.R.S. Employer Identification No.)	(Primary Standard Industrial Classification Code Number)

595 SOUTH FEDERAL HIGHWAY, SUITE 500

BOCA RATON, FLORIDA 33432

(Address of principal executive offices)

(561) 208-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.10 par value

Securities registered pursuant to Section 12(g) of the Act:

None

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

As of March 30, 2007, the number of shares of the registrant’s Common Stock outstanding was 6,219,159. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $24,106,607, based on a closing sale price of $6.35 for the Common Stock on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Further, the classification of affiliate specifically excludes shares beneficially owned by virtue of voting rights granted pursuant to a proxy, but not owned of record, by Coconut Palm Investors I, Ltd. Such determinations should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement for its 2007 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning our expectations, plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, appear under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "could," "estimate," "expect," "anticipate," "project," "plan," "intend," "believe," "goal," "forecast" and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will result or be achieved.

There may be factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements. Some of the risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements are described in the section entitled "Risk Factors" (Item 1A) and elsewhere in this Annual Report on Form 10-K.

All forward-looking statements and projections attributable to us or persons acting on our behalf apply only as of the date of the particular statement, and are expressly qualified in their entirety by the cautionary statements included in this report and our other filings with the SEC. We undertake no obligation to publicly update or revise forward-looking statements, including any of the projections presented herein, to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

i

PART I

Item 1. Business

General

Devcon International Corp. (“Devcon” or “the Company”) was incorporated in Florida in 1951 as Zinke-Smith, Inc. and adopted its present name in October 1971. Our stock has been publicly traded on the Nasdaq Global Market System since March 1972. Today, Devcon is a holding company that has three operating divisions: electronic security services, materials and construction.

Until 2004, our construction and materials divisions were our primary operations. Between 2002 and 2004, however, our management engaged in a review of strategic alternatives to enter into new lines of business that had a prospect of providing predictable, recurring revenue. In April 2005, we began a process of reviewing in detail the operations of our materials and construction divisions, which were incurring operating losses. This strategic review and shift in operational focus resulted in a series of acquisitions and divestitures which together allowed us to pursue our objective of becoming a large regional provider of electronic security services. The acquisitions and divestitures were as follows:

Acquisitions:

•	On July 30, 2004, we acquired the issued and outstanding capital stock of Security Equipment Company, Inc., or SEC.

•	On February 28, 2005, we acquired certain assets and assumed certain liabilities of Starpoint Limited from Adelphia Communications.

•	On November 10, 2005, we acquired the issued and outstanding capital stock of Coastal Security Company.

•	On March 6, 2006, we acquired the issued and outstanding capital stock of Guardian International, Inc.

Dispositions:

•	On September 30, 2005, we sold our U.S. Virgin Islands ready-mix concrete, aggregates, concrete block and cement materials and supplies business.

•	On March 2, 2006, we sold all of the issued and outstanding common shares of Antigua Masonry Products, Ltd., or AMP.

•	On May 2, 2006, we sold the fixed assets and substantially all of the inventory of our joint venture assets of Puerto Rico Crushing Company, or PRCC.

•	On June 27, 2006, we sold our Boca Raton-based third-party monitoring operations.

•	On March 21, 2007, we sold the majority of our construction assets, construction inventory and customer lists of the construction division.

The sale of the construction division assets substantially completed the transformation of Devcon into being primarily an electronic security services company, which transition had been ongoing for over a year.

Electronic Security Services

We are a leading regional provider of electronic security alarm monitoring services, including monitoring of burglary, fire, medical, environmental, video and CCTV, and security access systems to residential, both single and multi-family homes, financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of government departments and healthcare and educational facilities. We also have wholesale customers, where we monitor security systems on behalf of independent security companies. We believe the electronic security systems monitoring industry presents an attractive opportunity for predictable recurring revenues.

Our electronic security services division operates primarily in the state of Florida and in the New York City metropolitan area. We provide monitoring services to retail, commercial and wholesale customers (where we monitor a third-party security company’s customers). Many commercial customers have multiple accounts with us. We provide monitoring services to our customers from two monitoring facilities:

Location	Approximate number of accounts monitored	Primary Customer Types
Hollywood, FL	138,000	Residential, Commercial and Wholesale
New York, NY	4,000	Commercial & Residential

The electronic security services industry is highly competitive and fragmented and consists of local, regional and national providers. Our business strategy is based on building a leading regional presence. Specifically, we believe that the most effective way to build brand recognition, maximize market share, and boost operating efficiencies is to become a market leader in targeted regions that have favorable long-term demographic trends. We believe that developing a familiar, community-oriented brand is more effective than developing a national brand and will allow us to reach a top market share position in the areas in which we choose to operate.

We seek to develop a leading regional presence in growth markets in regions that have favorable demographic and population growth trends, as well as customer density opportunities that can be leveraged. Our first target region is in the Southeast, with a primary focus on the state of Florida. With our acquisitions of SEC, Starpoint, Coastal and Guardian, we have achieved significant customer density in the state of Florida.

Our revenue from electronic security services in 2006 was primarily generated from recurring monitoring and services revenue. The other sources of revenue include non-recurring service revenue and installation revenue.

	(Dollars in thousands)
Type of Revenue	1 Month Ending December 31, 2006%		11 Months Ending November 30, 2006%		12 Months Ending December 31, 2006%
Recurring monitoring and service revenue	$3,551	72%	$38,182	78%	$41,733	77%
Non-recurring service revenue	280	6%	$3,068	6%	3,348	6%
Installation revenue	1,105	22%	$7,801	16%	8,906	16%

	$4,936	100%	$49,051	100%	$53,987	100%

As part of our commitment to provide high quality service to our customers, our electronic security services division maintains a trained installation and service force. These employees are trained to install and service the various types of commercial and residential security systems marketed by us.

Security alarm systems include many different types of devices installed at a customer’s premises, which are designed to detect or react to various occurrences or conditions, such as intrusion, movement, fire, smoke, flooding, environmental conditions (including temperature or humidity variations), industrial operations (such as water, gas or steam pressure and process flow controls) and other hazards. In most systems, these detection devices are connected to a microprocessor-based control panel which communicates through telephone lines or wireless devices to a monitoring center where alarm and supervisory signals are received and recorded. Systems may also incorporate an emergency “panic button” which, when pushed, causes the control panel to transmit an alarm signal that takes priority over other alarm signals. In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated and transmit the information to one of our central monitoring stations. Commercial applications may also include access control systems and closed circuit television, tailored to the customers’ specific needs. In addition, we provide wireless alarm systems where desired by our customers.

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

Our new retail customers are generated through our internal sales force. We have eleven sales and customer service branches which handle installations and service. In addition, the Company has two specialized units:

1) New Construction – The Company has two offices in Florida with dedicated representatives who market our services primarily to developers. Through this group, the Company obtains residential subscribers by working directly with home builders. The company markets and installs residential security systems, as well as a variety of other options, such as structured wiring for telephone, intercom systems and computer systems, into homes during their construction.

2) Community Associations – This specialized subset of the residential group also markets our services to Home Owners Associations and Gated Communities, delivering high-quality customer care and service required by these premier communities that are prevalent in the Florida market. This group provides a full-range of services to meet the needs of planned communities and community-owned facilities, including U.L. monitoring, maintenance of existing systems, Video and CCTV, all levels of access control, and burglary and fire systems. Agreements range from five to 20 years in length and can represent service for hundreds to thousands of residences in each community.

Our relationship with our customers begins with an initial consultation to determine the potential customers’ needs and is followed by an equipment and service proposal. Our customers then sign contracts with us that allow us to provide ongoing electronic security system monitoring and maintenance services after the installation of an electronic security system. Most of the monitoring and service we provide is covered by multi-year contracts with RMR. The length of our contracts ranges from three to twenty years, depending on the type of customer and how the contract was acquired and in certain markets provides for automatic renewals for a fixed period (typically one year) unless we or the customer elect to cancel the contract at the end of its term. Customers may also purchase an extended service protection plan, which covers the costs of normal repairs of the security system and which is billed along with the monitoring charges. Based upon the average lengths of customer relationships represented by accounts acquired by us during the last two years, we believe the average length of our customer relationships is approximately ten years.

Our two monitoring facilities operate 24 hours per day, 365 days per year. Each monitoring facility incorporates the use of communications and computer systems that route incoming alarm signals and telephone calls to operators. Each operator within a monitoring facility monitors a computer screen that displays information concerning the nature of the alarm signal, the customer whose alarm has been activated and the premises at which the alarm is located. Other non-emergency signals are generated by low battery status, arming and disarming of the alarm monitoring system by authorized users and test signals and these signals are processed automatically by the computer. Depending upon the type of service for which the customer has contracted, monitoring facility personnel respond to alarms by relaying information to local fire or police departments or other emergency providers, notifying the customer or taking other appropriate action.

Both of our central monitoring facilities hold Underwriter’s Laboratories, Inc., or UL, listings. UL specifications for monitoring centers cover building integrity, back up computer and power systems, staffing and standard operating procedures. In many jurisdictions, applicable law requires that security alarms for certain buildings be monitored by UL- listed facilities. In addition, a UL listing is required by certain commercial customers’ insurance companies as a condition to insurance coverage. In addition, our Hollywood, Florida location holds the Factory Mutual, or FM rating, the industry standard for fire alarm monitoring.

In addition to our retail monitoring (i.e., residential, including community associations, and commercial) our wholesale business serves independent alarm monitoring companies. Typically, we act as the sole provider of monitoring services to independent monitoring companies.

Branch customer service personnel, during business hours, answer non-emergency telephone calls regarding service, billing, payment and alarm activation issues. Outside normal business hours, customers are directed to a central monitoring station that operates 24 hours per day, allowing a customer to always speak with one of our representatives. In addition, overflow calls at the branches are automatically re-routed to a central monitoring station in order to provide immediate assistance to customers.

Customer attrition has a direct impact on our results of operations, since it affects our revenue, amortization expense, borrowing capacity and cash flow. We define attrition as a ratio which measures the value of lost customer RMR as the numerator divided by the total value of RMR averaged over time to represent an annualized attrition rate. Attrition occurs in our business due to many reasons, including, but not limited to, the following:

i)	customers moving their business or home thereby discontinuing their need for our services;

ii)	competitors successfully convincing our customers to change their security service provider due to any number of reasons, including price, service levels or group contract changes, such as Community Association contracts; or

iii)	economic reasons of the customer to reduce the customer’s expenses by discontinuing security services altogether.

Construction

On March 21, 2007, we sold the majority of our construction assets, construction inventory and customer lists of the construction division and are currently transitioning our remaining contracts to the buyer either through assignment of the contracts or working with the buyer on a subcontract basis. We do not currently intend to enter into any new construction contracts. Accordingly, the below description is predominantly historical but is provided due to the recent nature of the sale, the reflection of the construction division in our consolidated financial statements and because we are still involved in the transitioning activities described below, which we believe may still impact our results of operations and financial condition. For further information on our transition activities, see “Item 1A-Risk Factors.”

General. Our construction division performed earthmoving, excavating and filling operations, built golf courses, roads, and utility infrastructures, dredged waterways and constructed deep-water piers and marinas, primarily in the Caribbean. We historically provided these development services to both private enterprises and government agencies. The revenue related to the work performed by our construction division has been recognized on a percentage-of-completion basis. The majority of our contracts have generally been completed in less than one year. The work has been bid or negotiated at a fixed price or at a unit price where our fee is based upon the quantity of work performed and is often measured in yards, meters or tons rather than time or a time and materials basis. Changes in the scope of the work that were requested by the customer were included in the contract value when duly authorized and agreed upon. We performed the majority of our work utilizing our internal labor and equipment resources.

Operations. We obtained leads for new projects from customers, engineering firms and architectural firms with whom we have established relationships. First, we decided whether to submit a bid or negotiate to undertake a particular project. We prepared and submitted timely proposals detailing what we believed would best meet the customers’ objectives. We also provided long-term or short-term financing from time-to-time to certain customers to obtain construction contracts. During 2006, we financed $0.9 million for one construction project and, as of the end of 2006, the outstanding balance with respect to this project, totaled $1.1 million, including principal and interest. The President of our construction division reviewed all project proposals and bids. After a customer accepted our proposal, a formal contract was prepared and negotiated between the parties. We assigned one of our project managers to maintain close contact with the customer and their project engineers. Other staff was assigned to supervise personnel and the relocation, purchase, lease and maintenance of equipment. Construction management was responsible for the scheduling and monitoring of our operations.

Backlog. Our backlog of unfulfilled portions of construction contracts at December 31, 2006 was approximately $7.1 million, involving 14 projects. This compares to $17.0 million, involving 18 projects at December 31, 2005. One contract in the Netherlands Antilles represents 34%, one in Antigua represents 20% and one in the Bahamas represents 17% of the total backlog. Between December 31, 2006 and March 30, 2007, we entered into one new construction contract in the U.S. Virgin Islands valued at $2.1 million.

Bonding. We were required by our customers to obtain bid, payment and performance bonds to bid on certain construction contracts.

Customers. Our primary customers were large private and government agencies located throughout the Caribbean. During 2006, we provided services to 23 customers which generated contract revenue of $35.2 million in the year. Three customers represented a concentration of more than 10% of construction revenue. Those three customers represented 12.4%, 11.1%, 10.9% individually or 34.4% of total construction division revenue in 2006.

Equipment. Our businesses required us to lease or purchase and maintain equipment. As of December 31, 2006, our equipment included cranes, bulldozers, road graders, rollers, backhoes, earthmovers, hydraulic dredges and barges. At certain times, some of this equipment was idle between construction jobs until suitable construction contracts were found.

Materials

General. Our materials division produces and distributes ready-mix concrete, crushed stone, sand, and distributes bagged cement on the Caribbean island of Sint Maarten and St. Martin. On September 30, 2005, we sold our materials operations on the islands of St. Thomas and St. Croix, on March 2, 2006, we sold our Antigua operations, and on May 2, 2006 we sold the operating assets of our Puerto Rico joint venture. See “Divestiture of U.S. Virgin Islands, Antigua and Puerto Rico Operations” below.

As of December 31, 2006, the only operation at the St. Martin facility was production of ready mix concrete. In March 2007, access to the St. Martin facility was blocked by the landlord due to a legal dispute and the facility is currently not operational, pending legal access remedies (see Item 3. Legal Proceedings-Petit).

The description below of our materials division, as of December 31, 2006, gives effect to the divestiture of our operations in the U.S. Virgin Islands, Antigua and Puerto Rico. In addition, our historical results of operations for the years ended December 31, 2006, 2005 and 2004 have been revised to exclude the results of operations of the U.S. Virgin Islands, Antigua and Puerto Rico so as to provide comparability of results.

In 2006, we manufactured and distributed ready-mix concrete and crushed aggregate. We also distributed imported aggregate, concrete blocks and bagged cement. Our sales can be segregated into the following groups. Each years’ sales have been adjusted to exclude the sales of the materials operations described above:

	(dollars in thousands) December 31,
	2006	2005	2004
Revenue (net of intersegment sales):
Ready-mix concrete	$12,561	$8,186	$7,822
Aggregates and cement	1,690	3,782	5,094
Concrete block	1,462	1,032	1,335
Other	102	232	1,105

	$15,815	$13,232	$15,356

Ready-Mix Concrete. Our concrete batch plants mix cement, sand, crushed stone, water and chemical additives to produce ready-mix concrete for use in local construction. Concrete mixer trucks owned and operated by various third parties deliver the concrete to the customer’s job site. We believe our ready-mix operations are the largest on the Caribbean island on which we trade. We purchase the bulk and jumbo bags of cement for use in our ready mix operation.

Quarry Operations, Crushed Stone and Aggregate Production. We own portions of and lease portions of a quarry site in St. Martin at which we extract rock from exposed mineral formations. This rock is sold as boulders or crushed to sizes ranging from 3 1/2 -inch stones down to manufactured sand. The resulting aggregate is then sorted, cleaned and stored. The aggregate is sold to customers and used in our operations to make concrete products. Our quarry is the only quarry on the island of Sint. Maarten and St. Martin. As of December 31, 2006, we were not producing aggregate due to a dispute with our landlord. See Item 3. Legal Proceedings-Petit.

Bagged Cement. We purchase bagged cement for resale.

Supplies. We normally obtain all of the crushed rock and some of the sand necessary for our production of ready-mix concrete from our own quarry. We currently are importing all of our crushed rock from St Croix and sand from other Caribbean islands. We purchase bulk cement from the cement terminal located on Sint Maarten. All of our concrete blocks are imported from the Dominican Republic.

Leasing of Concrete Trucks and Other Equipment. In St. Martin and Sint Maarten, substantially all of our concrete trucks and concrete pump trucks have been sold or are leased to former employees that are now in the concrete delivery and pumping business. We have outsourced some of the loading and movement of rock material. Also, we have in some instances sold or leased equipment to former employees or third parties for them to perform work for us. The overall effect of these decisions has been a reduction of fixed costs, resulting in a larger percentage of costs being variable with revenue.

Customers. Our primary customers are building contractors, government agencies, asphalt pavers and individual homeowners. Customers generally pick up quarry products, concrete block and bagged cement at our facilities, and we generally deliver ready-mix concrete to the customers’ job sites. Only one customer was responsible for more than 10% of materials revenue for the period ending December 31, 2006, representing 28.4% of total revenues.

Competition. We have competitors in the materials business in the locations at which we conduct business. The competition includes local ready-mix concrete, and importers of aggregates and concrete blocks. We also encounter competition from the producers of asphalt, which is an alternative material to concrete for road construction. Most competitors have a disadvantage to us with respect to our material costs, but have an advantage over us with respect to lower overhead costs.

Business Development. We obtain our leads and proposed project information from architects, engineers, customers, local Departments of Transportation and local Ministries of Works with whom we have established relationships.

Equipment. Our businesses require us to lease or purchase and maintain equipment. As of December 31, 2006, our equipment included excavators, bulldozers, backhoes, rock crushers, concrete batch plants, concrete mixer and pump trucks and other items.

Divestiture of U.S. Virgin Islands, Antigua and Puerto Rico Operations. As a part of our revised strategic focus on businesses with more predictable recurring revenue, on September 30, 2005, we and our wholly-owned subsidiary, V.I. Cement & Building Products, Inc., or VICBP, a Delaware corporation, sold certain assets constituting our U.S. Virgin Islands ready-mix concrete, aggregates, concrete block and cement materials and supplies business to Heavy Materials, LLC, a U.S. Virgin Islands limited liability company. The purchase price for this sale was $10.7 million in cash plus an additional amount equal to the net realizable value of accounts receivable and certain assets associated with these operations as of the closing date, September 30, 2005. The net realizable value was paid by the purchaser on the closing date by issuance of a promissory note to us in an aggregate principal amount of $2.6 million with a term of three years bearing interest at 5% per annum with interest only being paid quarterly in arrears during the first twelve months and principal and accrued interest being paid quarterly (principal being paid in eight equal quarterly installments) for the remainder of the term of the note until the maturity date. The sold U.S. Virgin Islands operations represented 41.0% of our materials division’s revenue as of the time of sale.

In addition, on March 2, 2006, we entered into a Stock Purchase Agreement with A. Hadeed or his nominee and Gary O’Rourke, under which we completed the sale of all of the issued and outstanding common shares of AMP, a subsidiary of ours, the business of which constituted all of our materials operations in Antigua. In connection with this sale, the purchasers acknowledged that preferred shares of AMP with a face value equal to European Currency EC $1,436,485 (U.S. $532,032 as of the date of the sale) were outstanding and owned beneficially and of record by certain third-parties and that these preferred shares were reflected as debt on AMP’s books and records. The purchasers further acknowledged that their acquisition of AMP was subject to the preferred shares and that the purchasers had sole responsibility of satisfying and discharging all obligations represented by these preferred shares. Under the terms of this Stock Purchase Agreement, the purchasers acquired 493,051 common shares of AMP for a purchase price equal to $5.1 million, subject to certain adjustments. This purchase price was paid entirely in cash. In addition, the transaction included transfers of certain assets from the Antigua operations to us, as well as pre-closing transfers to AMP of certain preferred shares in AMP that were owned by us. The purchasers have agreed to pay all taxes incurred as a result of the sale.

On May 2, 2006, the Company sold its fixed assets and substantially all of the inventory of PRCC in a sale agreement with Mr. Jose Criado, through a company controlled by Mr. Criado. As part of the sale, Mr. Criado assumed substantially all employee-related severance costs and liabilities arising from the lease agreement (including reclamation and leveling) for the quarry land for a purchase price of $700,000 in cash and a two-year 5% note in an amount equal to the value of inventory as of the closing date, which was $27,955.

Investments, Joint Ventures and Other Assets

We have invested or participated in several joint ventures in connection with our construction and materials divisions.

DevconMatrix Utility Resources, LLC (“DevMat”). In June 2003, we formed a joint venture in the water desalination and sewage treatment industry. We own 80% of the joint venture. Matrix Desalination, Inc. owns the remaining 20%. Our customer base consists of resorts, industrial plants and residential communities. In 2006, DevMat leased and operated both water desalination and waste water treatment plants situated on various islands of the Bahamas. We had $0.6 million in revenue and incurred $0.3 million of operating expenses for the year ended December 31, 2006.

Construction Technologies Limited. During 2004 and 2005, we made advances of $1.9 million and $0.5 million, respectively, to Construction Technologies Limited, or CTC, a limited liability company incorporated in St. Christopher and Nevis, or St. Kitts. The advances were made pursuant to a project funding agreement. Under the project funding agreement, we agreed to advance $2.3 million to fund CTC’s cash requirements in fulfilling its obligation to construct approximately 6.5 miles of road for the National Housing Corporation, a statutory agency of the government of St. Kitts. The advances are being repaid from the proceeds of an EC $10.0 million (U.S. $3.7 million) promissory note, which was issued to CTC by the NHC as consideration for the project. We have possession of the NHC Note, which has been guaranteed by the government of St. Kitts. The NHC has been instructed by CTC to make payments due under the NHC Note to us. The principal of the NHC Note is repayable in fourteen equal semi-annual installments, beginning on April 30, 2005, and bears interest at 7%. Pursuant to the terms of the funding agreement, we are entitled to retain 81.66% of payments made under the NHC Note. We received installments totaling $0.8 million and $0.7 million in 2005 and 2006, respectively. We retained, pursuant to the funding agreement, $0.6 million and $0.6 million from these receipts in 2005 and 2006, respectively. The retained funds were applied to reduce the $2.3 million balance of original advances to $1.7 million and $1.1 million, as of December 31, 2005 and 2006, respectively. Additionally, we have trade receivables from and made other secured loans to CTC in conjunction with other transactions entered into in the ordinary course of business. CTC is a leading producer of concrete in St. Kitts.

West Highland Development Company, Inc., Puerto Rico. During the period 1998 through 2006, we invested a total of $199,000 for a 33.3% interest in a real estate joint venture in Puerto Rico that owns approximately 100 acres of land in Aguadilla, Puerto Rico. In January 2004, the local government advised us that it intended to expropriate approximately 2 acres of the real estate in Aguadilla. The joint venture responded to the expropriation proceeding by filing a complaint in February 2004. In the fourth quarter of 2004, the joint venture received the uncontested expropriation proceeds totaling $385,070 and paid off its bank loan, which had been guaranteed by us. In 2007, the legal representative for the agency, with which the joint venture filed a complaint, resubmitted a mutually acceptable settlement proposal with a favorable recommendation. The settlement proposal would result in an additional $182,580 being received by the joint venture.

Belvedere. In February 2003, we entered into a development agreement with the Island Territory of Sint Maarten to market and develop 197 single-family homes in the Belvedere subdivision of the Island Territory. Through December 31, 2006, ten houses had been sold. The Development Agreement contemplated completion of the Belvedere Project by February 2007. Due to delays in the Island Territory establishing a Mortgage Guarantee Fund and other limiting factors, in April 2006, we and a Commissioner for the Island Territory mutually agreed to terminate the Development Agreement. Under a separate agreement with Pream Consultants N.V., we subcontracted substantially all of our obligations, other than the funding obligation, under the Development Agreement. In November 2005, we terminated the Pream Agreement for reasons provided for in the agreement. Our investment in the Belvedere Project was $478,102 and $550,285 as of December 31, 2006 and December 31, 2005, respectively. During 2006, we recorded an impairment charge of $111,710 with respect to the three remaining unsold partially-built houses. The impairment charge was based upon an independent appraisal of the houses. As of December 31, 2006 and 2005 these assets were classified as assets held for sale.

Financing

On November 9, 2005, we signed an Agreement and Plan of Merger with Devcon Acquisition, Inc., an indirect wholly-owned subsidiary of ours, and Guardian in which we agreed to acquire all of the outstanding capital stock of Guardian, in turn, owned 100% of Mutual Central Alarms Services, Inc., and Stat-land Burglar Alarm System and Devices, Inc. On March 6, 2006, we completed the acquisition of Guardian under the terms of the Agreement and Plan of Merger. The aggregate cash purchase price was approximately $65.5 million, excluding transaction costs of $1.7 million. This purchase price consisted of (i) approximately $24.6 million paid to the holders of the common stock of Guardian, (ii) approximately $23.3 million paid to redeem two series of Guardian’s preferred stock, (iii) approximately $13.3 million used to assume and pay specified Guardian debt obligations and expenses and (iv) approximately $1.0 million used to satisfy specified expenses incurred by Guardian in connection with the merger. The balance of the purchase consideration, approximately $3.3 million, was placed in escrow. Subject to reconciliation based upon RMR, net working capital levels as of closing and subject to other possible adjustments, Guardian common shareholders received a partial pro-rata distribution from escrow in July 2006, with the balance pending resolution of certain specific income tax matters.

To finance the Guardian acquisition, we issued to accredited institutional investors under the terms of a Securities Purchase Agreement, or SPA, dated as of February 10, 2006, an aggregate principal amount of $45 million of notes along with warrants to acquire an aggregate of 1,650,943 shares of our common stock at an exercise price of $11.925 per share. The warrants expire on the third anniversary of their March 6, 2006, issuance date and are valued using a discounted cash flow model, which takes into account the exercise price, volatility of our stock and our stock price at issuance. The notes bore interest at a rate equal to 8% per annum (which rate would have increased to 18% per annum in the event we failed to make payments required under the notes when due). We also increased the amount of cash available under our revolving credit facility with CapitalSource Finance, LLC, or CapitalSource Revolving Credit Facility, from $70 million to $100 million and used $35.6 million under this facility to finance the remaining purchase consideration of the Guardian acquisition, repay an $8 million CapitalSource Bridge Loan and to increase working capital. For further information on our indebtedness, see “Item 1A – Risk Factors”.

On October 20, 2006, under the terms of the SPA, these investors received, in exchange for the notes, an aggregate of 45,000 shares of our Series A Convertible Preferred Stock, par value $.10 per share, with a liquidation preference equal to $1,000 convertible into common stock at a conversion price equal to $9.54 per share. The conversion price of the Series A Convertible Preferred Stock and the exercise price of the warrants issued with the notes are subject to customary anti-dilution adjustments. The issuance of the Series A Convertible Preferred Stock and of the warrants could have caused the issuance of greater than 20% of our outstanding shares of common stock upon the conversion of the Series A Convertible Preferred Stock and the exercise of the warrants. Our Board approved the creation of a new class of preferred stock and the creation of the Series A Convertible Preferred Stock, as well as the issuance of the Series A Convertible Preferred Stock and the warrants. The creation of a new class of preferred stock was subject to shareholder approval under Florida law, while, for various reasons related to the potential issuance of greater than 20% of our outstanding shares of common stock, the issuance of the Series A Convertible Preferred Stock required shareholder approval under the rules of Nasdaq. On February 10, 2006, holders of more than 50% of our Common Stock approved the amendment to our articles of incorporation creating a new class of preferred stock and the issuance of the Series A Convertible Preferred Stock.

In connection with the issuance of these securities, we entered into a Registration Rights Agreement, under the terms of which we agreed to use our best efforts to cause a registration statement to be declared effective by the Securities and Exchange Commission no later than January 25, 2007. This registration statement would register the resale of the shares of our common stock issuable upon conversion of the Series A Convertible Preferred Stock, exercise of the warrants and in payment of the dividend obligations under the Certificate of Designations governing the Series A Convertible Preferred Stock. The Registration Rights Agreement provides that, to the extent we fail to cause this registration statement to be declared effective by the Securities and Exchange Commission by the effectiveness deadline, we must pay registration delay payments in the amount of one percent (1.0%) of the aggregate purchase price paid by the investors for the Series A Convertible Preferred Stock, or $450,000, for every 30 days (pro rated for periods totaling less than thirty days) this effectiveness failure remains.

On October 23, 2006, we filed a registration statement to register the resale of these shares. The Securities and Exchange Commission reviewed this registration statement and, as a consequence of recent clarifications by the Staff of Rule 415 under the Securities Act of 1933, as amended, we have encountered difficulties determining when all of these shares may be registered and sold by the investors. These clarifying interpretations were issued by the Staff after we and the Investors had entered into the Registration Rights Agreement and issued the shares of Series A Convertible Preferred Stock. Accordingly, we have been unable to cause this registration statement to be declared effective by the Securities and Exchange Commission.

Under the terms of the Registration Rights Agreement, these registration delay payments accrue from January 26, 2007 until the earlier of us successfully obtaining a waiver or amendment of these registration delay payments or the registration statement being declared effective. The registration delay payments are not payable until every thirtieth day after the effectiveness failure. Accordingly, the first registration delay payment was due on February 26, 2007. In addition, under the Certificate of Designations governing the Series A Convertible Preferred Stock, (a) the failure of the applicable Registration Statement to be declared effective by the Securities and Exchange Commission on the date that is sixty (60) days after the applicable effectiveness deadline or (b) our failure to pay to the investors any amounts when and as due under the Certificate of Designations or any other transaction document contemplated in the Certificate of Designations is defined as a “Triggering Event” allowing the Required Holders, as defined below, to require us to redeem all shares of their Series A Convertible Preferred Stock by the fifth business day after transmitting notice to us of their desired redemption. Under the terms of the Certificate of Designation, this redemption would be effected by us being required to pay in cash an amount equal to 115.0% of the face value of all or a portion, as applicable, of the outstanding shares of the Series A Convertible Preferred Stock, plus all accrued but unpaid interest and dividends. To the extent our stock price at the time of this redemption request multiplied by the number of shares into which the Series A Convertible Preferred Stock is convertible exceeds this cash payment amount, the redemption would be effected by payment of this higher amount increased by the same 15.0% premium, plus all accrued but unpaid interest and dividends.

Based upon general statements made by certain officials within the Securities and Exchange Commission to the private equity marketplace with respect to its recent clarification of Rule 415, we believe an amendment of the terms of the Series A Convertible Preferred Stock and possibly the warrants would be necessary in order to permit us to cause a Registration Statement covering some portion of these shares to be declared effective by the Securities and Exchange Commission. As indicated below, we have been holding discussions with the investors as to the form these amendments will take but have not yet reached a final agreement with the investors as to these terms. Approval by the “Required Holders”, defined as those investors holding, in the aggregate, a majority of the Series A Convertible Preferred Stock, is all that is required for these amendments to take effect. We cannot assure you that we and the investors will be able to agree to and enter into the necessary amendments. In addition, to date the Securities and Exchange Commission has provided very little to no public guidance regarding its recent clarifications of Rule 415. Accordingly, we cannot predict the Securities and Exchange Commission’s final position with respect to Rule 415.

In furtherance of these negotiations, on April 2, 2007, effective as of March 30, 2007, we entered into Forbearance and Amendment Agreements with investors constituting the “Required Holders”, i.e. investors holding a majority of the shares of the Series A Convertible Preferred Stock.. Under the terms of these Forbearance Agreements, each of the Required Holders has agreed that for a period of time ending no later than January 2, 2008, they shall each forbear from (a) taking any remedial action with respect to the effectiveness failure, (b) declaring the occurrence of any “Triggering Event” with respect to the effectiveness failure and from delivering any notice of redemption with respect to these matters or (c) demanding any amounts due and payable with respect to the effectiveness failure, including any registration delay payments. The Forbearance Agreements also contain agreements to amend the Certificate of Designations to revise specified terms of the Series A Convertible Preferred Stock, including a reduction in the conversion price of the Series A Convertible Preferred Stock to $6.75, allowance for the accrual of dividends on the Series A Convertible Preferred Stock at a rate equal to 10% per annum, which dividends may be payable in kind, and a revision of the definition of the “Leverage Ratio” defined in the Certificate of Designations to provide for the Leverage Ratio to be calculated as a multiple of Performing RMR as opposed to EBITDA and a revision of the Maximum Leverage Ratio covenant set forth in the Certificate of Designations to require this Maximum Leverage Ratio to equal 38x Performing RMR, commencing on June 30, 2008. The parties to the Forbearance Agreement also agreed to allow dividends to accrue without being paid until the expiration of the forbearance period. The Forbearance Agreement also requires us to withdraw the registration statement as soon as practicable. We effected this withdrawal on April 14, 2007.

If we are unable to obtain a permanent waiver or amendment of the registration delay payments and we are unable or unwilling to pay these registration delay payments to the investors or we are unable to obtain a permanent waiver or amendment of our obligation to cause the registration statement described above to be declared effective by the Securities and Exchange Commission, the investors may allege a Triggering Event under the Certificate of Designations has occurred, granting them the right to redeem the face value of the Series A Convertible Preferred Stock equaling, in the aggregate, $45,000,000 in cash plus a 15.0% premium, plus all accrued but unpaid interest and dividends (or a 15.0% premium over an amount equal to our stock price multiplied by the number of shares into which the Series A Convertible Preferred Stock is convertible, to the extent this number is higher), plus all accrued but unpaid interest and dividends.

On January 31, 2007, an investor who holds 7,000 of the 45,000 outstanding shares of the Series A Convertible Preferred Stock, but was not a party to the Forbearance Agreements, transmitted a notice of redemption to us alleging we failed to timely pay the registration delay payments to this investor constituting a Triggering Event which purportedly gave this investor the right to require us to redeem all shares of Series A Convertible Preferred Stock held by this investor. On April 3, 2007, after the other investors had entered into the Forbearance Agreements with us, this same investor transmitted a second notice of redemption to us alleging we had failed to timely pay the registration delay payments to this investor purportedly constituting a Triggering Event which gave such investor the right to require us to redeem all shares of Series A Convertible Preferred Stock held by this investor. The investor has given us the option of accepting certain restructuring terms which we do not currently believe would be in the best interests of our shareholders or redeeming the shares of Series A Convertible Preferred Stock that are held by this investor. We believe the transmittal of the redemption notice on January 31, 2007 to be in error, among other reasons, because we believe the terms of the Registration Rights Agreement provide the registration delay payments were payable only on the thirtieth day after the effectiveness failure and not on the actual date of the effectiveness failure and only the Required Holders could effect this redemption. The investor has noted its disagreement with our interpretation of the terms of the Registration Rights Agreement. We similarly believe the transmittal of the April 3, 2007, redemption notice to be in error, among other reasons, because we believe the Forbearance Agreements provide us temporary relief as we attempt to reach an agreement with the Required Holders as to restructuring options with respect to the Series A Convertible Preferred Stock and only the Required Holders can effect such a redemption. The Required Holders have not requested any redemption of the Series A Convertible Preferred Stock.

We also believe we have certain legal defenses which would excuse our performance with respect to the effectiveness failure due to the unique circumstances surrounding the Securities and Exchange Commission’s interpretation of Rule 415 and our inability, the inability of the holders of the Series A Convertible Preferred Stock and, in our opinion and belief, the general market at the time the documents governing the offering of the Series A Convertible Preferred Stock were originally negotiated, to foresee this new interpretation and the impact it has been having on the private equity markets. We cannot assure you that we will prevail with respect to these legal defenses, if it is necessary to assert them. If the investor delivering the redemption notice is determined by a third party having authority to interpret the governing documents to have the right to immediately demand a redemption of the Series A Convertible Preferred Stock, we could be obligated to redeem the full $7,000,000 face value of the Series A Convertible Preferred Stock held by this investor. If the Required Holders at some point in the future demand a similar redemption and we are unsuccessful at asserting the various legal defenses we believe we have, we could be obligated to pay the full $45,000,000 face value of the Series A Convertible Preferred Stock and, in some circumstances, an additional premium equal to 15.0% of this face value. We do not believe we have sufficient liquidity to satisfy any redemption request which may be presented to us.

No unregistered securities were sold or issued in 2006, 2005 or 2004. In January 2007, 144,162 unregistered shares were issued as a partial payment of dividends related to our outstanding shares of Series A Convertible Preferred Stock.

Financial Information about Segments

The following table sets forth financial highlights of our electronic security services, construction and materials division for the years ended December 31, 2006, 2005 and 2004. Total assets by segment and other information are further described in Note 16, Segment Reporting.

	(dollars in thousands) Year Ended December 31,
	2006	2005	2004
Revenue (net of “intersegment” sales), continuing operations
Electronic security services	$53,987	$18,515	$943
Construction	35,189	39,334	25,052
Materials	15,815	13,232	15,356
Other	632	701	183

	$105,623	$71,782	$41,534

Operating (loss) income by segment, continuing operations
Electronic security services	$(7,349)	$(771)	$(108)
Construction	(7,644)	(2,916)	4,593
Materials	(520)	(5,613)	(2,987)
Other	(332)	(111)	(56)
Unallocated corporate overhead	(7,314)	(5,545)	(4,421)

	$(23,159)	$(14,956)	$(2,979)

Financial Information about Geographic Areas

The following table sets forth our revenue by geographic area. Revenue by geographic area includes sales to unaffiliated customers based on customer location, not the selling entity’s location. We move our equipment from country to country; therefore, to make this disclosure meaningful, the geographic delineation of assets is based upon the location of the legal entity owning the assets.

	(dollars in thousands) Year-Ended December 31,
	2006	2005	2004
Revenue by geographic areas:
U.S. and its territories	$65,068	$22,073	$4,985

Netherlands Antilles	14,238	12,938	9,967
Antigua and Barbuda	3,767	2,983	1,863
French West Indies	4,985	6,853	6,131
Bahamas	17,565	26,917	16,865
Other foreign areas	—	18	1,723

Total foreign countries	40,555	49,708	36,549

Total (including U.S.)	$105,623	$71,782	$41,534

Long-lived assets, net, by geographic areas:
U.S. and its territories	$4,834	$6,839	$10,948

Netherlands Antilles	657	297	1,199
Antigua and Barbuda	2,365	8,795	8,314
French West Indies	653	391	1,635
Bahamas	2,773	5,414	5,649

Total foreign countries	6,448	14,897	16,797

Total (including U.S.)	$11,282	$21,736	$27,745

Tax Exemptions and Benefits

Some of our offshore earnings are not taxed or are taxed at rates lower than U.S. statutory Federal income tax rates due to tax exemptions and tax incentives.

The U.S. Virgin Islands Economic Development Commission granted us tax exemptions on most of our U.S. Virgin Islands earnings through March 2003. We have applied for an extension of this tax exemption; however, there is no guarantee that it will be granted. The EDC completed a compliance review on our subsidiary in the U.S. Virgin Islands on February 6, 2004. The compliance review covered the period from April 1998 through March 31, 2003 and resulted from our application to request an extension of tax exemptions from the EDC. The EDC’s compliance report cited our failure to make gross receipts tax payments of $505,000 and income tax payments of $2.2 million, excluding interest and penalties. This was the first time that a position contrary to ours or any position on this specific issue had been raised by the EDC. In light of these events, and based on discussions with legal counsel, we established a tax accrual at December 31, 2003 for such exposure which approximated the amounts set forth in the EDC review report. In September 2005 and 2004, the statute of limitations with respect to the income tax return filed by us for the years ended December 31, 2001 and 2000, respectively, expired. Accordingly, in the third quarter of 2005 and 2004, we reversed $37,440 and $2.3 million, respectively, of the tax accrual established at December 31, 2003. We have not had recent communication with the EDC regarding this matter and if challenged by the U.S. Virgin Islands taxing authority would vigorously contest its position. These tax accrual matters have been included in the results of discontinued operations.

For periods after December 31, 2003, we have accrued, but on the advice of Virgin Islands counsel, not remitted, gross receipts taxes, which would be due should our application for an extension of benefit be withdrawn or denied. Following the sale of the U.S. Virgin Islands ready-mix concrete, aggregates, concrete block and concrete materials business in September 2005, we did not generate any additional revenue which is covered under the applications for extension benefits. Accordingly, the accrual for this gross receipts tax exposure at December 31, 2006 was $2.0 million and will remain unchanged in the future pending resolution of the application for extensions. In addition, at December 31, 2006, we had accrued $0.5 million in accrued interest relating to this obligation.

U.S. tax laws provide that certain of our offshore earnings are not taxable for U.S. federal income tax purposes, and most post-April 1988 earnings from our materials business in the U.S. Virgin Islands can be distributed to us free of U.S. income tax. Any distribution to Devcon International Corp, the parent company, of: (1) earnings from our U.S. Virgin Islands operations accumulated prior to April 1, 1988; or (2) earnings from our other non-U.S. incorporated operations, would subject us to U.S. federal income tax on the amounts distributed, less applicable taxes paid in those jurisdictions according to specific rules concerning foreign tax credits. In December 2004, we distributed $4.7 million of the earnings from one of our subsidiaries in Antigua. The distribution was made under the benefit of a deemed payment provision of a settlement agreement between the government of Antigua and Barbuda and us. The settlement agreement with the government of Antigua and Barbuda provided for withholding tax credits of $7.5 million for dividend distributions made by us from Antigua through the years 2005 to 2007. At December 31, 2006, 2005 and 2004, $15.4 million, $27.6 million and $44.4 million, respectively, of accumulated earnings had not been distributed to the parent company.

During 2005, we distributed $20.4 million of dividends from Antigua using $5.1 million of the withholding tax credits.

During 2006, we distributed an additional $4.6 million of earnings before the sale of the materials division subsidiaries in Antigua, using another $1.2 million of the withholding tax credits. We intend to use the remaining $1.2 million of withholding tax credit to the extent we distribute dividends from our remaining Antigua operations.

For further information on our tax exemptions and income taxes, see Note 14, Income Taxes.

Intellectual Property

We possess trade names used in our Caribbean operations, of which none are registered. We believe that trade names, which are normally derivatives of the corporate names of our local subsidiaries, have name recognition and are valuable to us. However, for our construction and materials divisions, our trade names have no book value on our consolidated balance sheet.

Devcon International Corp. owns a State of Florida service mark registration and a federal service mark registration for the DEVCON service mark, and Devcon Security Holdings, Inc. owns a State of Florida service mark registration and a federal service mark registration for the DEVCON SECURITY SERVICES service mark. Each of the registrations covers the use of the applicable mark in connection with installation and maintenance of burglar and security alarm systems and monitoring of burglar and security alarm systems. The DEVCON SECURITY SERVICES and DEVCON federal service mark registrations were both granted in 2006. The Florida registrations were granted in 2005.

Devcon Security Services, Inc., or DSS, owns U.S. federal trademark registrations for the marks CENTRAL ONE®, as used with installation, maintenance and monitoring of residential, commercial and industrial burglar and security alarm systems. Additionally, DSS owns State of Florida trademark registrations for CENTRAL ONE, FAX BACK AND COMPREHENSIVE DEALER SERVICES. DSS owns U.S. federal trademark registrations for the marks GIBRALTAR SECURITY ALARM SYSTEMS® and PREPARE AND PROTECT®, each as used with installation and maintenance of burglar electronic security systems, fire alarms, home and commercial security systems, voice intercom systems and closed circuit television and card access systems, as well as a U.S. federal trademark registration for its SECURITY BY GUARDIAN INTERNATIONAL and G logo® as used with installation, monitoring and maintenance of voice intercom systems and closed circuit television and card access systems. Additionally, DSS owns State of Florida trademark registrations for its GUARDIAN INTERNATIONAL SECURITY and G logo as well as its G logo, each for use with installation, monitoring and maintenance of burglar electronic security systems, fire alarms, home and commercial security systems, and installation and maintenance of voice intercom systems, as well as a State of Florida trademark registration for PRECISION SECURITY SYSTEMS as used with commercial and residential electronic security system sales, service and monitoring. Currently, there are no pending or threatened litigation or claims relating to our trademarks. Also, to the best of our knowledge, there are no unasserted possible claims or assessments that may call for financial disclosure. We cannot assure you that third parties will not attempt to assert superior trademark rights in similar marks or that we will be able to successfully enforce and protect our rights in the trademarks against third party infringers

Business Address

Our executive offices are located at 595 South Federal Highway, Suite 500, Boca Raton, Florida 33432, our telephone number is (561) 208-7200 and our web address is www.devc.com. In addition, we use www.devcon-security.com as a separate web address in connection with electronic security services division. In this document, the terms “Company”, “we”, “our”, “us” and “Devcon” refer to Devcon International Corp. and its subsidiaries.

Employees

At December 31, 2006, we employed 703 persons. As of that date, we employed 524 persons in our electronic security services division, 18 of whom are members of a union; we employed 117 persons in our construction division, four of whom are members of a union; we employed 49 persons in our materials division, none of whom are members of a union; and we employed 13 persons in corporate administration, none of whom are members of a union. Most employees are employed on a full-time basis. We believe employee relations are satisfactory.

In connection with the sale of our construction division, we entered into a Transition Services Agreement with the buyer under the terms of which, we have agreed to make available specified employees and independent contractors and other non-employees of ours to assist the buyer with the operation of the construction division through September 16, 2007.

Environmental Matters

We are involved, on a continuing basis, in monitoring our compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. While it is impossible to predict with certainty, we currently do not foresee such expenses in the near future as having a material effect on our business, results of operations or financial condition. See Item 3, Legal Proceedings, and Note 19, Commitments and Contingencies.

Subsequent Events

Resignation of Chief Executive Officer. On January 22, 2007, Mr. Stephen J. Ruzika resigned as our Chief Executive Officer. Also on January 22, 2007, our Board of Directors appointed Richard C. Rochon, our Chairman of the Board, to the position of Acting Chief Executive Officer. Mr. Rochon has been our Chairman since January 24, 2006, and a director of ours since 2004. Mr. Rochon is Chairman and Chief Executive Officer of Royal Palm Capital Partners, a private investment and management firm. He is also a Principal of Royal Palm Capital Management, LLLP, an affiliate of Royal Palm Capital Partners.

Resignation of Chief Financial Officer. On February 9, 2007, Mr. George M. Hare resigned as our Chief Financial Officer. On February 13, 2007, our Board of Directors appointed Robert C. Farenhem, a Principal of Royal Palm Capital Management, LLLP, to the position of Chief Financial Officer. Mr. Farenhem has been a Principal and the Chief Financial Officer of Royal Palm Capital Partners since April 2003 and has been a director and officer of Coconut Palm Acquisition Corp., a blank check company, since April 29, 2005. Between April 18, 2005 and December 20, 2005, Mr. Farenhem was our Interim Chief Financial Officer.

Sale of Construction Division. On March 21, 2007, we completed the transactions contemplated by an Asset Purchase Agreement, dated as of March 12, 2007 entered into by us and BitMar Ltd., a Turks and Caicos corporation and successor-in-interest to Tiger Oil, Inc., a Florida corporation, consisting of the sale of fixed assets, inventory and customer lists constituting a majority of the assets of the construction division, for approximately $5.3 million, subject to a holdback of $525,000 to be retained for resolution of indemnification matters in the form of a non-negotiable promissory note bearing a term of 120 days. We retained working capital of $6.7 million, including approximately $2.1 million in notes receivable, as of December 31, 2006. The majority of our leasehold interests were retained by us with the buyer assuming only our shop location at Southwest 10th Street, Deerfield Beach, Florida and entering into a 90-day sublease of the headquarters of the construction division located at 1350 East Newport Center Drive in Deerfield Beach, Florida. In addition, we entered into a three-year noncompetition agreement under the terms of which we agreed not to engage in business competitive with that of the construction division in any country, territory or other area bordering the Caribbean Sea and the Atlantic Ocean, excluding any production and distribution of ready-mix concrete, crushed stone, sand, concrete block, asphalt and bagged cement throughout this territory and also agreed to other standard provisions concerning the non-solicitation of customers and employees of the construction division. In addition, we and the buyer entered into a Transition Services Agreement under the terms of which, we have agreed to make available specified employees and independent contractors and other non-employees of ours to assist the buyer with the operation of the construction division through September 16, 2007.

As a result of this transaction, we recognized a loss from the sale in the fourth quarter of 2006 of approximately $2.8 million, exclusive of any employee severance and other transaction-related expenses which will be recognized in the first quarter of 2007. We have not yet determined the amount of these transaction-related expenses as they are pending resolution of a closing matter.

Donald L. Smith, Jr., our former Chairman and Chief Executive Officer and a current director of the Company and Donald L. Smith, III, a former officer of ours, are principals of the buyer. Other than the Asset Purchase Agreement, Transition Services Agreement and our relationship with Donald L. Smith, Jr. and Donald L. Smith, III, there is no material relationship between us and the buyer of which we are aware.

Forbearance and Amendment Agreements. On April 2, 2007, effective as of March 30, 2007, the Company entered into the Forbearance Agreements with the Required Holders holding, in the aggregate, a majority of the Company’s previously-issued Series A Convertible Preferred stock. See discussion above under Financing, “Item 1-Business-Financing.”

Item 1A. Risk Factors

You should read and consider carefully each of the following factors, as well as the other information contained in, attached to or incorporated by reference in this report. If any of the following risks materialize, our financial condition and results of operations could be materially and adversely affected and the value of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business operations.

General Risk Factors Relating to our Business

Our officers and directors have the ability to significantly influence the outcome of any matters submitted to a vote of our shareholders.

Certain of our officers and directors through their affiliation with Coconut Palm Capital Investors I, Inc. have the power to vote, in their sole discretion, all of the securities owned by the former limited partners of Coconut Palm Capital Investors I, Ltd. Determining the current holdings of the former limited partners is a time-consuming task and is performed annually to coincide with the record date for the Annual Shareholders’ Meeting.

As of September 25, 2006 (the record date), the directors and executive officers, as a group, beneficially owned 78.27% of our common stock, assuming beneficial ownership is defined as including common stock ownership after exercising all warrants or options exercisable within 60 days of this date. Therefore, they have the ability to significantly influence the outcome of any matters submitted to a vote of our shareholders. Risks that may result from this ability are largely focused on the following variables:

•

the potential for making decisions which are based on a return on investment timetable which is based on the individual preferences and interests of the directors and executive officers which may be different and in conflict with the more immediate horizon which may be expected in public equity markets at any point in time.

•	the potential for investing in operating strategies which reflect a higher or lower relationship of risk and returns on investment than other common equity investors of the Company.

Our future success is dependent, in part, on key personnel and failure to retain these key personnel would adversely affect our operation. In addition, inherent uncertainties associated with the acquisition of past or future acquisition candidates may cause the acquisition candidates or us to lose key employees.

We are highly dependent on the skills, experience and services of key personnel. As a result, we have entered into employment agreements with certain members of senior management. The loss of such key personnel could have a material adverse effect on our business, operating results or financial condition. We do not maintain key man life insurance with respect to these key individuals. Our potential growth and expansion are expected to place increased demands on our management skills and resources. Therefore, our success also depends upon our ability to recruit, hire, train and retain additional skilled and experienced management personnel. Employment and retention of qualified personnel is important due to the competitive nature of our industry. Our inability to hire new personnel with the requisite skills could impair our ability to manage and operate our business effectively. On January 22, 2007, Stephen J. Ruzika, our Chief Executive Officer and, on February 9, 2007, George M. Hare, our Chief Financial Officer, resigned from their positions with our company. Mr. Ruzika possessed a significant amount of knowledge regarding the electronic security services industry. The departure of any additional officers with similar knowledge of the industry could have a material adverse effect on our financial condition and results of operations.

Employees of a past or future acquisition candidate may experience uncertainty about their future roles with the surviving corporation. This uncertainty may adversely affect the surviving corporation’s ability to retain key management, sales and marketing personnel. Many of these employees may be critical to the business and operations of the surviving corporation. The loss of key personnel may imperil the acquisition of any such acquisition candidate or lead to disruptions of our operations. The loss of key personnel also could result in a loss of key information and expertise, which could result in future replacement costs associated with recruitment and training.

We are subject to significant debt, debt service, dividend service and redemption obligations which could have an adverse effect on our results of operations.

Our electronic security services division has a $100 million CapitalSource Revolving Credit Facility and, as of December 31, 2006 and December 31, 2005, we had $89.1 million and $55 million, respectively, of borrowings outstanding. In addition, we have an aggregate of 45,000 shares of Series A Convertible Preferred Stock with an aggregate liquidation preference of $45 million. These shares of Series A Convertible Preferred Stock are subject to regular dividend payment and redemption obligations. On April 2, 2007, we entered into a Forbearance Agreement with respect to the Series A Convertible Preferred Stock with some of the institutional investors, which among other amended terms provides for the ability, at our option, to accrue dividends until the underlying documents are amended, at which time we could at our option pay the dividend in kind. The Forbearance Agreement terminates January 2, 2008. As a result of the foregoing transactions, we are incurring significant interest expense and accruing significant dividend liabilities. The degree to which we are leveraged could have significant consequences, including the following:

•

our ability to obtain additional financing in the future for capital expenditures, potential acquisitions, and other purposes may be limited or financing may not be available on terms favorable to us or at all;

•

a substantial portion of our cash flows from operations must be used to pay our interest expense and repay our senior debt, dividend and redemption obligations under the terms of the Series A Convertible Preferred Stock, which reduces the funds that would otherwise be available to us for our operations and future business opportunities; and

•	fluctuations in market interest rates will affect the cost of our borrowings to the extent not covered by interest rate hedge agreements because our credit facility bears interest at variable rates.

The CapitalSource Revolving Credit Facility contains financial covenants that require our subsidiaries which comprise our electronic security services division to meet a number of financial ratios and tests, and imposes restrictions on our electronic security services division’s ability to, among other things:

•	incur more debt including any sale-leaseback or synthetic lease transaction;

•	pay dividends, redeem or repurchase stock or make other distributions or impair the ability of any subsidiary to make such payments to the borrower;

•	make acquisitions or investments;

•	use assets as security in other transactions, or otherwise create liens on our assets

•	enter into transactions with affiliates (including extending loans to employees);

•	impair the terms of any material contract; and

•	guarantee obligations of another.

Failure to comply with the obligations in the CapitalSource Revolving Credit Facility could result in an event of default, which, if not cured or waived, could permit acceleration of this indebtedness or of other indebtedness, allowing our senior lenders to foreclose on our electronic security services assets.

In addition, the Series A Convertible Preferred Stock contain a financial covenant imposing a restriction on our ability to incur additional indebtedness. As a result, so long as any shares of Series A Convertible Preferred Stock remain outstanding, we will not be able to allow our indebtedness ratio to exceed a specified maximum leverage amount. Our failure to comply with this indebtedness ratio covenant could result in an event of default, which, if not cured or waived, could permit holders of the Series A Convertible Preferred Stock to require us to redeem all, or a portion of, the outstanding principal amount of the Series A Convertible Preferred Stock and pay all accrued but unpaid dividends.

As of December 31, 2006, our current debt service obligation and Series A Convertible Preferred Stock dividend expenses are summarized in the chart below (000’s). The chart takes into account the proposed amendments set forth in the Forbearance Agreements described above, including an increase in the dividend rate of the Series A Convertible Preferred Stock to 10% and the ability to accrue dividends by adding the amounts to the stated value of the Series A Convertible Preferred Stock:

	Principal Value	Approximate 2007 Annual Interest Expense or Dividend[1]
Debt Service:	(dollars in thousands)
Revolving Credit Facility (LIBOR plus 5.75%)	$89,120	$9,837
Other	158	6
Series A Convertible Preferred Stock (10% Dividends)	45,000	4,500

Total Debt Service	$134,278	$14,343

	Revolving Credit Facility	Convertible Preferred Stock
Maturity of Debt:
2008	$89,120
2009	—
2010	—	$15,000
2011	—	15,000
2012	—	15,000

Total	$89,120	$45,000

[1]	Dividend calculated using the dividend rate in the Forbearance Amendment Agreements effective as of March 30, 2007.

If we do not successfully implement our business strategy, we may not be able to repay or refinance our senior debt or comply with the terms of the Series A Convertible Preferred Stock.

We may not be able to successfully implement our business strategy or realize our anticipated financial results. Accordingly, our cash flows and capital resources may not be sufficient to pay the interest charges and principal payments on our senior debt or comply with redemption provisions of the Series A Convertible Preferred Stock. Failure to pay our interest expense, make our principal payments, or effect a redemption would result in a default. If this occurs, our substantial indebtedness and the redemption amount for the Series A Convertible Preferred Stock could have important consequences to us and may, among other things:

•	limit our ability to obtain additional financing to fund growth, working capital, capital expenditures, debt service and dividend service requirements or other purposes;

•

limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make principal payments and fund debt and dividend service and redemption requirements;

•	cause us to be unable to satisfy our obligations under our debt agreements or the terms of the Series A Convertible Preferred Stock;

•	make us more vulnerable to adverse general economic and industry conditions;

•	limit our ability to compete with others who are not as highly leveraged as we are;

•	limit our flexibility in planning for, or reacting to, changes in our business, industry and market conditions;

•	cause us to sell assets; and

•	cause us to obtain additional equity capital or refinance or restructure all or a portion of our outstanding senior debt.

In the event that we are unable to do so, we may be left without sufficient liquidity and may not be able to repay our senior debt. In that case, the senior lenders would be able to foreclose on our assets. Even if new financing is available, it may not be on terms that are acceptable to us.

Similarly, if we are not able to successfully implement our business strategy or realize our anticipated financial results, we may not be able to comply with the terms of the Series A Convertible Preferred Stock requiring us to redeem, for cash, all outstanding shares of Series A Convertible Preferred Stock, in equal installments, on the fourth, fifth and sixth anniversary of completion of the private placement. If we fail to effect any required redemption of the Series A Convertible Preferred Stock, the applicable redemption amount per unredeemed share of Series A Convertible Preferred Stock will bear interest at the rate of 1.5% per month until paid in full and the investors will have the option to require us to convert any of those unredeemed shares into shares of our common stock substituting market prices for the conversion price, which market prices may be lower than the conversion price resulting in a larger number of shares of our common stock being issued, resulting in greater dilution to our existing shareholders.

Our stock is thinly traded.

While our stock trades on Nasdaq, our stock is thinly traded and you may have difficulty in reselling your shares quickly. The low trading volume of our common stock is outside of our control and we cannot guarantee that the trading volume will increase in the near future or that, even if it does increase in the future, it will be maintained. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, an investor may be unable to liquidate his investment in us. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float was larger. We cannot predict the prices at which our common stock will trade in the future.

We do not currently pay any dividends on our common stock.

We have not paid any dividends on our common stock in the last fourteen years. We anticipate that for the foreseeable future we will continue to retain any earnings for use in the operation of our business, except as we may elect to pay dividends on the Series A Convertible Preferred Stock. Any future determination to pay cash dividends will be at the discretion of our board of directors, after consideration of any restrictions on cash dividends as defined by our credit and preferred stock agreements, and will depend on our earnings, capital requirements, financial condition and other factors deemed relevant by our board of directors.

The common stock warrants and shares of Series A convertible preferred stock are deemed under generally accepted accounting principles to contain embedded derivative financial instruments, the periodic valuation of which may result in us recognizing charges due to changes in the market value of these derivative financial instruments.

In accordance with FASB 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” the common stock warrants and embedded derivatives in the Series A Convertible Preferred Stock are classified as derivative liabilities and, therefore, their fair values are recorded as derivative liabilities on our balance sheet. Changes in the fair value of the warrants and derivatives will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in our statement of operations. We are required to assess these fair values of derivative liabilities each quarter and as the value of the warrants and derivatives is quite sensitive to changes in the market price of our stock, among other things, fluctuations in such value could be substantial and could cause our results to not meet the expectations of securities analysts and investors. These fluctuations will continue to impact our results of operations as described above for as long as the warrants and derivatives are outstanding. For the year ended December 31, 2006, we recognized income of $5.9 million related to the change in the fair value of these derivatives. See Note 10, Derivative Instruments.

We have identified material weaknesses in our internal control over financial reporting that may prevent us from being able to accurately report our financial results or prevent fraud, which could harm our business and operating results, the trading price of our stock and our access to capital.

In connection with the completion of its audit of, and the issuance of an unqualified report on, the Company’s consolidated financial statements for the fiscal year ended December 31, 2006, our independent registered public accounting firm, Berenfeld, Spritzer, Shechter & Sheer (“BSS&S”), communicated to the Company’s management and Audit Committee that certain matters involving the Company’s internal controls were considered to be “material weaknesses”, as defined under the standards established by the Public Company Accounting Oversight Board, or PCAOB. These matters pertained to (i) inadequate policies and procedures with respect to review and oversight of financial results to ensure that accurate consolidated financial statements were prepared and reviewed on a timely basis, (ii) inadequate number of individuals with U.S. GAAP experience and (iii) inadequate review of account reconciliations, analyses and journal entries.

An evaluation of our disclosure controls and procedures as of December 31, 2006, was performed by our Chief Executive Officer and Chief Financial Officer, who is also acting as our Principal Financial and Accounting Officer. Based on that evaluation, these officers concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Accordingly, the material weaknesses noted at December 31, 2005 still existed at December 31, 2006. See “Item 9A - Controls and Procedures” for further discussion.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. We are committed to continuously improving our internal controls and financial reporting, and are working towards meeting the formalized requirements of Section 404 of the Sarbanes-Oxley Act.

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

Under current regulations, we must be able to comply with the provision of Section 404 of the Sarbanes-Oxley Act of 2002 by our reporting period ending December 31, 2007. If we are unable to conclude that our internal controls over financial reporting are effective at such time that we will be required to attest to them our ability to obtain additional financing on favorable terms could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. In addition, if we are unable to conclude our internal controls or disclosure controls are effective at December 31, 2007, the date that we will be required to attest to them, current and potential shareholders could lose confidence in our financial reporting and our stock price could be negatively impacted.

We have incurred and will continue to incur increased costs as a result of securities laws and regulations relating to corporate governance matters and public disclosures.

The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission’s rules implementing that Act have required changes in some of our corporate governance practices and may require further changes. These rules and regulations have increased our legal and financial compliance costs and have made some activities more difficult, time-consuming or costly. These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our board of directors and qualified members of our management team.

We are taking steps to comply with the laws and regulations in accordance with the deadlines by which compliance is required, however, our estimate of the amount or timing of additional costs that we may incur to respond by these deadlines may not be accurate.

We are subject to a financial covenant under the Series A Convertible Preferred Stock which restricts our ability to incur indebtedness and could have an adverse effect on our results of operations.

We are subject to a financial covenant under the Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock contains a financial covenant imposing a restriction on our ability to incur additional indebtedness. As a result, so long as any shares of Series A Convertible Preferred Stock remain outstanding, we will not be able to allow our indebtedness ratio to exceed a specified maximum leverage amount. Our failure to comply with this indebtedness ratio covenant could result in an event of default, which, if not cured or waived, could permit holders of the Series A Convertible Preferred Stock to require us to redeem all, or a portion of, the outstanding principal amount of the Series A Convertible Preferred Stock and pay all accrued but unpaid dividends.

If the holders of our Series A Convertible Preferred Stock seek to force a redemption of their shares, we would not have sufficient liquidity to effect this redemption.

On January 31, 2007, an investor who holds 7,000 of the 45,000 outstanding shares of the Series A Convertible Preferred Stock, but was not a party to the Forbearance Agreements described previously, transmitted a notice of redemption to us alleging we failed to timely pay the registration delay payments to this investor constituting a Triggering Event which purportedly gave this investor the right to require us to redeem all shares of Series A Convertible Preferred Stock held by this investor. On April 3, 2007, after the other investors had entered into the Forbearance Agreements with us, this same investor transmitted a second notice of redemption to us alleging we had failed to timely pay the registration delay payments to this investor purportedly constituting a Triggering Event which gave this investor the right to require us to redeem all shares of Series A Convertible Preferred Stock held by this investor. The investor has given us the option of accepting certain restructuring terms which we do not currently believe would be in the best interests of our common shareholders or redeeming the shares of Series A Convertible Preferred Stock that are held by this investor. If this investor is determined by a third party having authority to interpret the governing documents to have the right to immediately demand a redemption of the Series A Convertible Preferred Stock, we could be obligated to redeem the full $7,000,000 face value of the Series A Convertible Preferred Stock held by this investor. If holders of a majority of the Series A Convertible Preferred Stock at some point in the future demand a similar redemption and we are unsuccessful at asserting the various legal defenses we believe we have, we could be obligated to pay the full $45,000,000 face value of the Series A Convertible Preferred Stock and, in some circumstances, an additional premium equal to 15.0% of this face value. We do not believe we have sufficient liquidity to satisfy any redemption request which may be presented to us and, accordingly, could be forced into bankruptcy or similar liquidation scenario.

Risk Factors Relating to our Electronic Security Services Division

We intend to continue our strategy of developing a strong regional presence and, as a result, experience significant growth, some of which may adversely affect our operating results, financial condition and existing business.

To date, we have acquired Security Equipment Company, Starpoint, Coastal and Guardian and plan to continue to acquire additional electronic security service companies. Acquisitions can divert management’s attention and result in greater administrative burdens and operating costs and, to the extent financed with debt, additional interest costs. We may not be able to manage or integrate acquired companies or businesses successfully. The success of our acquisition strategy will depend on, among other things:

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

Financing for the acquisitions may come from several sources, including our existing cash on hand, the proceeds from the exercise of outstanding warrants, the incurrence of indebtedness or the issuance of additional common stock, preferred stock, debt (whether convertible or not) or other securities. The issuance of any additional securities could, among other things:

•	result in substantial dilution of the percentage ownership of our common shareholders at the time of issuance;

•	result in the substantial dilution of our earnings per share;

•	adversely affect the prevailing market price of our common stock; and

•	result in increased indebtedness, which could negatively affect our liquidity and operating flexibility.

Our inability to continue to acquire businesses in the electronic security services industry could have adverse consequences on our results of operations.

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

•

Each of SEC, Starpoint, Coastal and Guardian acquisitions currently use a combination of different technology platforms for back-office support and security systems monitoring that will have to be integrated to achieve our objectives of growth and profitability. We plan to fully integrate the back-office software platforms for each of our acquired operations to a new single, unified platform. As with any technology switchover, we run the risk of potential operational challenges and service disruptions that could negatively impact our operations.

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

We have encountered and may continue to encounter difficulties implementing our business plan.

These challenges and difficulties relate to our ability to do the following:

Attract new customers and retain existing customers. Within the electronic security services division, customers, particularly residential customers, move from the locations at which our security systems were installed. This creates expected and ongoing attrition. There are no guarantees that persons or businesses moving into these locations will use our company, or any company, for security services. In the event of a slow down in the real estate or new home construction in our key market in Florida, we could experience periods in which we are not able to replace the natural attrition of residential customers.

Generate sufficient cash flow from operations or through additional debt or equity financings to support our regional growth strategy. Our security operations face significant competition and pricing pressure from other national and regional service providers in our industry. If we are unable to compete successfully with these companies, our sales and profitability could be adversely affected. Our rates of customer attrition may affect our ability to remain in compliance with certain covenants in our debt agreements and the capital needed to replace the customers lost through attrition is reliant on availability of operating cash flow after servicing our debt agreements and availability from existing credit facilities.

Install and implement new financial and other operating systems, procedures and controls to support our regional growth strategy with minimal delays. Our growth plans have relied and continue to rely on the acquisition of smaller security companies and obtaining operating cost efficiencies by servicing more customers through a single more efficient infrastructure.

If we fail to generate sufficient cash flow from operations, it may be necessary to take additional actions, which could divert management’s attention and strain our operational and financial resources. We may not successfully address any or all of these challenges, and our failure to do so would adversely affect our business plan and results of operations, our ability to raise additional capital and our ability to achieve enhanced profitability.

We have a history of losses, which are likely to continue.

We incurred net losses from continued operations of $29.3 million for the year ended December 31, 2006, and $15.4 million for the year ended December 31, 2005.

These losses reflect the following, among other factors:

•	substantial charges incurred by us for amortization of customer accounts;

•	impairment of assets;

•	interest incurred on indebtedness;

•	acquisition integration costs;

•	costs relating to additional financing in 2006 and recapitalization costs in 2005;

•	a reduction of deferred tax assets in 2006; and

•	other charges required to manage operations.

We will continue to incur a substantial amount of interest expense and amortization of customer accounts and we do not expect to attain profitability in the near future.

Our electronic security services operations are geographically concentrated making us vulnerable to economic and environmental risks inherent to those locations.

Our subscriber base is geographically concentrated in Florida and New York. Accordingly, our performance may be adversely affected by regional or local economic and environmental conditions, including weather conditions, particularly in Florida, which is susceptible to the impact of hurricanes, lightning and tornadoes. Local environmental conditions such as hurricanes making landfall in Florida have caused damage to infrastructure such as electric power and telecommunications, both of which are required to provide service to our security customers. If electric power is not available for an extended period of time, we would be unable to provide our services and would therefore be unable to bill our customers. If the hurricanes destroy or cause severe damage to homes, then we are at risk of losing our customer base.

Our electronic security services division operates in a highly competitive environment and we may not be able to compete effectively for customers, causing us to lose all or a portion of our market share.

The electronic security services business in the United States is highly competitive. New competitors are continually entering the field. Competition is based primarily on price in relation to quality of service. Sources of competition in the electronic security services industry are other providers of central monitoring services, local electronic security systems and other methods of protection, such as manned guarding.

Our electronic security services division competes with other major firms which have substantial resources, including ADT Security Services, Inc. (a subsidiary of Tyco International Limited), Brinks Home Security, a division of The Brinks Company, Protection One and HSM Electronic Protection Services, a division of the StanleyWorks, as well as many regional and local companies. Many of these competitors are larger and have significantly greater resources than we do and may possess greater local market knowledge as well. We may not be able to continue to compete effectively for existing or potential customers, causing us to lose all or a portion of our market share.

Increased adoption of “false alarm” ordinances by local governments may adversely affect our business.

An increasing number of local governmental authorities have adopted, or are considering the adoption of, laws, regulations or policies aimed at reducing the perceived costs to municipalities of responding to false alarm signals. Such measures could include:

•	requiring permits for the installation and operation of individual alarm systems and the revocation of such permits following a specified number of false alarms;

•	imposing fines on alarm customers or alarm monitoring companies for false alarms;

•	imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms;

•	requiring further verification of an alarm signal before the police will respond

Enactment of these measures could adversely affect our future business and operations. In addition, concern over false alarms in communities adopting these ordinances could cause a decrease in the timeliness of police response to alarm activations and thereby decrease the propensity of consumers to purchase or maintain alarm monitoring services.

Future government regulations or other standards could have an adverse effect on our operations.

Our operations are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, we are required to obtain licenses or permits, to comply with standards governing employee selection and training and to meet certain standards in the conduct of our business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have an adverse effect on us. In the event that these laws, regulations and/or licensing requirements change, we may be required to modify our operations or to utilize resources to maintain compliance with such rules and regulations. In addition, new regulations may be enacted that could have an adverse effect on us.

Increased adoption of statutes and governmental policies purporting to void automatic renewal provisions in our customer contracts, or purporting to characterize certain of our charges as unlawful, may adversely affect our business.

Our customer contracts typically contain provisions automatically renewing the term of the contract at the end of the initial term, unless cancellation notice is delivered in accordance with the terms of the contract. If the customer cancels prior to the end of the contract term, other than in accordance with the contract, we may charge the customer the charges that would have been paid over the remaining term of the contract, or charge an early cancellation fee.

Several states have adopted, or are considering the adoption of statutes, consumer protection policies or legal precedents which purport to void the automatic renewal provisions of our customer contracts, or otherwise restrict the charges we can impose upon contract cancellation. Such initiatives could compel us to increase the length of the initial term of our contracts, and increase our charges during the initial term, and consequently lead to less demand for our services and increase our attrition. Adverse judicial determinations regarding these matters could cause us to incur legal exposure to customers against whom such charges have been imposed, and the risk that certain of our customers may seek to recover such charges through litigation. In addition, the costs of defending such litigation and enforcement actions could have an adverse effect on us.

Cyclical industry and economic conditions have affected and may continue to adversely affect the financial condition and results of operations of our electronic security services division.

The operating results of our electronic security services division may be adversely affected by the general cyclical pattern of the electronic security services industry. Demand for electronic security services is significantly affected by levels of commercial construction and consumer and business discretionary spending. The market for new construction and the real estate market in general are cyclical and, in the event of a decline in the market for new developments, it is likely that demand for our electronic security monitoring services would also decline, which could negatively impact our results of operations.

Our electronic security services division’s business is subject to attrition of subscriber accounts.

Our electronic security services division experiences attrition of subscriber accounts as a result of, among other factors, relocation of subscribers, adverse financial and economic conditions, and competition from other electronic security system companies. In addition, our electronic security services division experiences attrition of newly acquired accounts to the extent that we do not integrate these accounts or do not adequately service the accounts or because of dissatisfaction with prior service. Attrition and an increase in attrition rates could have a material adverse effect on our revenues and earnings, and our ability to maintain compliance with various covenants in our credit facilities.

Lower crime rates could have an adverse effect on our results of operations.

For the past several years crime rates have been dropping in the United States, particularly in the State of Florida. According to the Florida Department of Law Enforcement’s 2005 Annual Uniform Crime Report, Florida’s index crime rate has reached a 35-year low dropping by 3.7 percent in 2005, compared to 2004. Particularly relevant to our business is the decrease in the number of burglaries. While the number of homes and businesses with installed electronic security systems has continued to increase even as crime rates have decreased, this may not continue to be the case. Any significant decrease in the number of homes and businesses installing new electronic security systems could have a material adverse effect on our business.

We rely on technology that may become obsolete, which could require significant capital expenditures.

Our monitoring services depend upon the technology (hardware and software) of security alarm systems. In order to maintain our customer base that currently uses security alarm components that are or could become obsolete, we will likely be required to upgrade or implement new technologies that could require significant capital expenditures. We may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt in response to changing technologies, market conditions or customer requirements in a timely manner, such inability could adversely affect our business.

Shifts in our current and future customers’ selection of telecommunications services could increase customer attrition and could adversely impact our earnings and cash flow.

Certain elements of our operating model rely on our customers’ selection and continued use of traditional, land-line telecommunications services, which we use to communicate with our monitoring operations. In recent years, many customers have shown a preference for subscribing only to cellular technology and have discontinued use of land-line telephone services. In order to continue to service existing customers who cancel their land-line telecommunications services and service new customers who do not subscribe to land-line telecommunications services, customers must upgrade to alternative and typically more expensive wireless or internet based technologies. . Continued shifts in customers’ preferences regarding telecommunications services could continue to adversely impact attrition and our earnings and cash flow.

The loss of our Underwriter Laboratories listing could negatively impact our competitive position.

All of our alarm monitoring centers are UL listed. To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL’s structural requirements, have back-up and uninterruptible power supplies, have secure telephone lines and maintain redundant computer systems. UL conducts periodic reviews of alarm monitoring centers to ensure compliance with their regulations. Non-compliance could result in a suspension of our UL listing. The loss of our UL listing could negatively impact our competitive position

We are exposed to greater risks of liability for employee acts or omissions, or system failure, than may be inherent in other businesses.

The nature of the services we provide potentially exposes us to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. In an attempt to reduce this risk, substantially all of our alarm monitoring agreements and other agreements pursuant to which we sell our products and services contain provisions limiting our liability to customers and third parties. However, in the event of litigation with respect to such matters, these limitations may not be enforced. In addition, the costs of such litigation could have an adverse effect on us.

The Company carries insurance of various types, including general liability and professional liability insurance in amounts management considers adequate and customary for the industry. Some of the Company’s insurance policies, and the laws of some states, may limit or prohibit insurance coverage for punitive or certain other types of damages, or liability arising from gross negligence. If the Company incurs increased losses related to employee acts or omissions, or system failure, or if the Company is unable to obtain adequate insurance coverage at reasonable rates, or if the Company is unable to receive reimbursements from insurance carriers, the Company’s financial condition and results of operations could be materially and adversely affected.

Risk Factors Relating to our Materials Division and Construction Division

Petit, a vendor and landlord of ours in St. Martin, continues to indicate that he believes court intervention will be required to compel compliance by us with respect to the terms of the settlement agreement settling a previous dispute we had with Petit.

We have an ongoing dispute with Petit, a vendor and landlord, which dates back to 2004, related to a materials supply agreement. In March 2007, Petit blocked access to our ready-mix batch plant and quarry in St. Martin. We have temporarily shut down operations and no revenue is being realized. Under French law, we remain liable for a portion of our employees’ wages. Accordingly, until we can enforce what we believe to be valid easements to the parcels on which we conduct our operations, or until we can reach a satisfactory settlement, we will incur operating losses which at this time are not estimable. Petit has also challenged the validity of our September 2006 exercise of an option to acquire the parcel of land on which substantially all remaining aggregate reserves are located. The extension of a land lease, beyond December 31, 2006, for a parcel on which the quarry’s crushing equipment and the ready-mix batch plant are located is contingent upon the aforementioned option being validly exercised. In addition, there is a further dispute with respect to the location of a 6,000 square meter parcel referenced in the aforementioned land lease and which is critical to the quarry operations.

If we cannot successfully enforce our easements and resolve our disputes with respect to the option and land lease, our operations will remain shut down and we may be forced to liquidate our operations in St. Martin. See Item 3 “Legal Proceedings”.

We have entered into transactions with our affiliates which result in conflicts of interests.

We have entered into a number of transactions with our affiliates, including but not limited to an investment in the Caribbean involving companies in which certain of our current and former officers and directors have an interest. Material transactions are disclosed in our audited consolidated financial statements and the periodic reports we file with the Securities and Exchange Commission. See “Item 13 — Certain Relationships and Related Transactions”. These transactions result in conflicts of interests. Our Audit Committee reviews and approves transactions between us and our affiliates, including our officers and directors. Our policy is that all of these transactions be reviewed and approved by the audit committee prior to completion. In addition, our Articles of Incorporation provide that no contract or other transaction between us and any other corporation shall in any way be invalidated by the fact that any of our directors are interested in or are directors or officers of the other party to the transaction.

We are subject to some risks due to the nature of our foreign operations.

The majority of our continuing operations in 2006 were conducted in foreign countries located in the Caribbean, primarily Antigua and Barbuda, Sint Maarten, St. Martin and the Bahamas. For the fiscal year ended December 31, 2006, 38% of our revenue was derived from foreign geographic areas. The risks of doing business in foreign areas include potential adverse changes in U.S. diplomatic relations with foreign countries, changes in the relative purchasing power of the U.S. dollar, hostility from local populations, adverse effects of exchange controls, changes in either import or export tariffs, nationalization, interest rate fluctuations, restrictions on the withdrawal of foreign investment and earnings, government policies against businesses owned by non-nationals, expropriations of property, the instability of foreign governments, any civil unrest or insurrection that could result in uninsured losses and other political, economic and regulatory conditions, risks or difficulties. Adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors’ risk profiles, could adversely impact our operations. We are not subject to these risks in the U.S. Virgin Islands, since the Virgin Islands is a United States territory. We believe our most significant foreign currency exposure is the Euro. We are also subject to U.S. federal income tax upon the distribution of certain offshore earnings. Although we have not encountered significant difficulties in our foreign operations, we could encounter difficulties in the future.

Some of our construction contracts have fixed price terms which do not take into account unanticipated changes in production costs, which we would not be able to pass on to the customer.

We generally enter into either fixed-price contracts that provide for an established price that does not vary during the term of the contract or unit-price contracts under which our fee is based on the quantity of work performed. Fixed-price and unit-price contracts involve inherent risks, such as unanticipated increases in the cost of labor and/or materials, subcontracts that were unexpected at the time of bidding, bidding errors, unexpected field conditions, adverse weather conditions, the inability of subcontractors to perform, work stoppages and other events beyond our control. Although our attempts to minimize the risks inherent in our contracts by, among other things, obtaining subcontracts from reliable subcontractors, anticipating labor and material cost increases, anticipating contingencies, utilizing our cost control system and obtaining certain cost escalation clauses, we cannot provide assurance that we will be able to complete our current or future contracts at a profit. In addition, the longer the term of fixed-price and unit-price contracts, the greater the risks associated with that contract.

We may incur specified penalties or losses under some of the clauses in the contracts governing our projects.

Some of our contracts provide for significant penalties (liquidating damages) for not completing the projects by specified substantial completion dates. The original substantial completion dates may be extended by change orders under circumstances provided in the contracts. However, we have experienced delays on some projects caused by circumstances which do not permit and extension of the substantial completion date. In 2005, we accrued for $0.8 million of liquidating damages with respect to our marina project in the U.S. Virgin Islands.

General economic conditions in the markets in which we conduct business could have a material impact upon our operations.

Our construction division has been and our materials division is materially dependent upon economic conditions in general, including recession, inflation, deflation, general weakness in construction and housing markets, changes in infrastructure requirements and, in particular, upon the level of development and construction activities in the Caribbean. A general downturn in the economy in this region would adversely affect the housing and construction industry and, therefore, would adversely affect our contracting and concrete and related products businesses.

Our materials division operates in a highly competitive environment and we may not be able to compete effectively for customers, causing us to lose all or a portion of our market share.

We have competitors in the materials business in the locations where we conduct business. The competition includes local ready-mix concrete, and importers of aggregates and concrete blocks. We also encounter competition from the producers of asphalt, which is an alternative material to concrete for road construction. Most competitors have a disadvantage to us with respect to our material costs, but have an advantage over us with respect to lower overhead costs.

We are highly dependent on supplies of cement, concrete block, aggregates and sand and a failure to maintain adequate supplies would adversely affect our operations.

Our operations are highly dependent upon our ability to acquire adequate supplies of cement, concrete block, aggregates and sand. We have experienced in the past, and could experience in the future, short term shortages of both cement and sand, which would adversely affect our operations.

Some of our significant customers are governmental agencies of islands in the Caribbean which may constitute a credit risk.

We operate on several islands in the Caribbean. The governmental agencies of these islands are significant customers. Many of the island governments with which we conduct business have high levels of public debt relative to their revenue base. Accordingly, we may experience difficulty in collecting amounts due from these governmental agencies.

We are highly dependent on the availability of barging and towing services in the Caribbean.

Our materials division is highly dependent upon the availability of barging services to import sand, aggregate, cement and block. We have experienced in the past, and could experience in the future, a short-term shortage of barging capacity which would have an adverse affect on our operations.

We are in the process of relocating our ready-mix concrete operation on Sint Maarten from a parcel of land being leased on a month-to-month basis pursuant to a verbal agreement and we have not received all the necessary permits to operate a ready-mix batch plant on the leased parcel to which we are relocating.

Should we be required to vacate the parcel of land, being leased on a verbal month-to-month basis, on which our ready-mix batch plant is presently operating before we commission our new ready-mix batch plant on our parcel under lease through 8/2006, we would be unable to produce any ready-mix concrete, which is our primary source of revenue in Sint Maarten. An inability to produce ready-mix concrete would have a material adverse effect upon the results of operations for our materials division.

On March 21, 2007, we sold substantially all of our construction division assets and we believe we have the following risks related to the sale.

•

We have leased to the buyer or terminated substantially all of the employees of our construction division. Accordingly, we must either secure approval for the assignment of our construction contracts or, to the extent we are unable to obtain this approval, subcontract for any required construction services under the contracts. We may, as a condition for securing the approval for the assignment, remain contingently liable under some or all of the contracts and any related payment and performance bonds. In addition, the buyer is in the process of establishing legal entities, securing the necessary work permits, and obtaining the required business licenses to operate in the foreign jurisdictions in which we have contractual obligations under construction contracts. The failure of the buyer to establish the legal entities and secure the necessary licenses and permits may have an adverse effect on the effectiveness of our assignment of the active construction contracts to the buyer or our ability to enter into subcontracts with the buyer or may require us to enter into subcontracts with other contractors to execute our obligations under active contracts as opposed to our preference, which is assigning such contracts to the buyer. We may not be able to enter into subcontracts on terms that we believe are favorable to us, either as to price and/or timing. Delays under certain of our contracts may expose us to liquidating damages and/or monetary claims from our customers.

•

We must obtain approval of our customers to assign certain of our construction contracts. We may not be able to secure the approval of our customers to assign certain of our construction contracts. Our customers may also require approval from third-parties (lenders or dual obligees under payment and performance bonds) in order to consent to any assignment. Should we be unsuccessful in securing approval for the assignment of any of our active construction contracts, we would be required to enter into subcontracts for the execution of our remaining obligations. We may not be able to enter into subcontracts on terms that are favorable, either as to price and/or timing. Delays under certain of our contracts may expose us to liquidating damages and/or monetary claims from our customers. In certain jurisdictions, we are subject to a gross receipts tax. Should we be required to enter into subcontracts for the execution of our remaining obligations, our costs would be increased to the extent of any gross receipts tax included in the subcontract.

•

We have exposure under outstanding payment and performance bonds on construction contracts. If we are unable to secure the release of our outstanding bonds and our assignees or subcontractors are unable to satisfy our contractual obligations, the parties to whom we owe obligations under these bonds may elect to enforce their rights. Should these parties elect to enforce their rights, it could have a material adverse effect on our company. The parties to whom we owe obligations under our outstanding payment and performance bonds have the ability, under certain circumstances, to terminate our construction contracts, pay our subcontractors, complete the works under the construction contract, and seek indemnity from us. If these parties exercise any or all of these rights, it could have a material adverse effect upon us.

•

We are currently negotiating adjustments (both change orders and liquidating damages) to the contract sums set forth in some of our construction contracts, which will affect the allocation of contract revenues and costs. The sale of substantially all of our construction division’s fixed assets and the termination of substantially all of its employees may adversely affect our ability to successfully negotiate these adjustments by reducing the amount of leverage we have in negotiating with our customers, particularly in light of needing to seek their approval for assignment of certain construction contracts.

•

One of the principals of the buyer is also a current director, former President and CEO and founder of our company. The negotiation, execution and closing of the sale of substantially all the fixed assets of our construction division constitutes a related party transaction, which is subject to inherent conflicts of interest. The sale was approved by our audit committee.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Property

General

The following table shows information on the properties and facilities that we owned or leased for our operations at December 31, 2006:

Description	Location	Lease Expiration with all Options (M/Yr)
Shared Facilities
Principal executive offices	Boca Raton, Florida	8/19(1)
Maintenance yard for heavy equipment	Deerfield Beach, Florida	12/07(2)(3)(7)
Administrative Offices	Deerfield Beach, Florida	5/09(8)

Electronic Security Services Division
Sales office	Panama City, Florida	Owned
Sales office	Bonita Springs, Florida	02/11
Sales office	Doral, Florida	05/07
Sales office	Boca Raton, Florida	08/10
Sales office	Winter Park, Florida	04/07
Sales office	Tampa, Florida	12/11
Sales office	Sarasota, Florida	11/07
Sales office	Pensacola, Florida	09/07
Sales office	Staten Island, New York	07/08
Sales office and central monitoring station	New York, New York	12/09
Sales office and central monitoring station	Hollywood, Florida	12/07
Administrative offices	Boca Raton, Florida	05/07

Materials Division	Location	Lease Expiration with all Options (M/Yr)
Concrete batch plant	Sint Maarten	Month to Month (2) (4)
Barge unloading facility		4/2013 (2)
Administrative offices and warehouse	Sint Maarten	3/2014
Vacant Land	Sint Maarten	8/2066 (6)
Quarry	St. Martin	Owned
Quarry	St. Martin	Optioned (5)
Concrete batch plant, rock crushing plant, quarry and office	St. Martin	6/2011

Construction Division	Location	Lease Expiration with all Options (M/Yr)
Administrative office	St. Thomas, USVI	Month to Month
Administrative office	Free Port, Grand Bahamas	Month to Month
Equipment and supplies storage	St. Thomas, USVI	Month to Month

(1)	Ten year lease with a 5-year option to renew.
(2)	Underlying land is leased and we own the equipment and temporary office facilities on the property.
(3)	Leased from the wife of Donald L. Smith Jr., a director of the Company. See Note 19, Commitments and Contingencies.
(4)	The lease expired in June 2006 and the landlord verbally extended the lease through October 2006, at which time we entered into an agreement to lease the property on a month to month basis.
(5)	See Item 1A. Risk Factors Petit and Item 3. Legal Proceedings – Petit.
(6)	We are in the process of securing permits necessary to commission a new ready-mix batch plant on this parcel.
(7)	This lease was assigned in connection with the March 21, 2007 sale of certain assets of our construction division. See Note 24, Subsequent Events.
(8)	This office space has a sublease arrangement.

Quarry Information at

December 31, 2006

Quarry Name And Location	Material Type Produced	Type of Facility	Ownership or Lease Status	Annual Production Tons	Estimated Years Until Reserve Depletion
Grand Case, French West Indies	Boulders Stone & Sand	Surface Mine	Option to Own	`120,000	1.0	(1)

(1)	See Item 1A Risk Factors Petit and Item 3. Legal Proceedings-Petit.

For additional information about our obligations on property leases, please see Note 19, Commitments and Contingencies and Note 24, Subsequent Events.

Item 3. Legal Proceedings

The Company is involved in routine litigation arising in the ordinary course of its business, primarily in connection with its construction division.

Yellow Cedar

In the fall of 2000, VICBP a subsidiary of ours, was under contract with the Virgin Islands Port Authority, or VIPA, for the construction of the expansion of the St. Croix Airport. During the project, homeowners and residents of the Yellow Cedar Housing Community, located next to the end of the expansion project, claimed to have experienced several days of excessive dust in their area as a result of the ongoing construction work and have claimed damage to their property and personal injury. The homeowners of Yellow Cedar have filed two separate lawsuits for unspecified damages against VIPA and VICBP as co-defendants. One suit, filed in the U.S. District Court for the District of the Virgin Islands by Mariepaul Antoine, Benjamin Ashe, et. al, vs. VIPA et. al, case #2001,63 R/F, seeks equitable relief from nuisance, specific performance and damages. The second suit, Louisa Williams et. al vs. VIPA et. al filed in the Territorial Court of the U.S.V.I. case #548/2000 also seeks equitable relief from nuisance, specific performance and damages. In both cases VICBP, as defendant, has agreed to indemnify VIPA for any civil action as a result of the construction work. VICBP has brought a declaratory judgment action in the District Court of the Virgin Islands to determine whether there is coverage under the primary policy.

Reliance Insurance Company, the insurer for the primary general liability policy for VICBP during that period, has taken the legal position that “dust” is a pollutant and, therefore, the pollution exclusion clause applies and, as a result, Reliance denies liability insurance coverage to VICBP. The Pennsylvania Insurance Commissioner placed Reliance in rehabilitation in October 2001, and subsequently into liquidation. VICPB has also presented claims under the policy to the Florida Insurance Guaranty Association, the V.I. Insurance Guaranty Association, the Pennsylvania Insurance Commissioner, and to its excess liability insurance carrier, Zurich Insurance Company.

The two lawsuits by the homeowners and residents of Yellow Cedar Housing Community are more appropriately described as a single litigation event entered by individual claimants. As the case progresses, a determination will be made as to consolidation into a class action or each claim decided on its merit. Currently, VICPB’s management cannot determine what the eventual outcome will be as to whether the claims will remain individual or consolidated into one action.

Additional information regarding this legal action appears below:

•	Regarding number of claimants:

•	The original claim had 113 claimants.

•	In an amended complaint, 124 claimants were added.

•

As plaintiffs have failed to appear for depositions, or they have been found to not be a party in legal claim, they have been removed. Initial scheduled depositions are still forthcoming, so additional claimants may be removed.

•

As of December 31, 2006, some of the potential claimants who were minors at the time of the occurrence have not filed suit upon reaching majority and may have exceeded the statute of limitations for filing a claim, further reducing the number of claimants. Until actual birth dates are determined through deposition, this number cannot be accurately determined.

•	Per the Fifth Amended Complaint, there are currently 175 claimants including men, women and children, or a net reduction of 62 claimants from the 237 total claims filed.

•	Regarding when the lawsuits were filed:

•	Original claim was filed on October 17, 2000.

•	The claim has since been dismissed and the matter consolidated into the other case, which was filed on April 6, 2001.

•	Regarding estimation of loss:

•

Initial complaints from homeowners and residents were handled directly with the claimants in conjunction with the Virgin Island Port Authority. Many of the claimants received compensation and signed releases in favor of the Virgin Island Port Authority and VICBP.

•	Once the lawsuits were filed, direct contact with claimants was discontinued.

•

The claim was then reported to the primary liability and excess liability insurance carriers that provided coverage during the period of the lawsuit. Both insurance companies denied coverage based upon the pollution exclusion in the policy.

•

VICBP’s position is that dust was not a pollutant under the policy definitions, and VICBP has filed a Summary Judgment action against the primary coverage provider, Reliance Insurance Company. Since Reliance is currently in liquidation, the claim has reverted to the Virgin Island Insurance Guaranty Association.

•	Under the Virgin Island Insurance Guaranty Association Act, the Association, if responsible, will pay in excess of $50 per claim to a maximum of $50,000 per claim.

•

Exposure to VICBP depends on the outcome of the Summary Judgment and the determination on the number of actual individual claims. Although the Yellow Cedar claims are currently provided as separate claims, VICBP believes the number of claims will be further reduced as the initial releases and compensation paid to certain claimants is identified by the Court.

•

VICBP believes a significant event occurred when a certain claimant who was the organizer of the homeowners association withdrew her complaint. She was filing her claim under a power of attorney for a deceased relative, which relative was found to have been deceased before the power of attorney was dated. Additionally, the lead counsel representing the claimants has retracted the medical exam performed by the lead counsel’s expert medical examiner because the date of the exam also occurred after the claimant’s relative was reportedly dead.

•

Based on opinion of counsel, although we cannot assure you the conclusions set forth in it are accurate predictors of future events, VICBP believes dust will not be found to be a pollutant and coverage will apply.

•

If the Summary Judgment is favorable to us, VICBP would be liable for the $50 per claim and original $50,000 deductible. However, this was satisfied when the initial claims were resolved with claimants.

•

VICBP cannot accurately estimate actual damages to the claimants since a significant part of the property damage claims were resolved prior to the litigation and credible evidence of the bodily injury portion of the lawsuit has not been presented.

•

Additionally, because the legal process continues, VICBP is unable to determine how all of the facts outlined above will be resolved under St. Croix environmental law. As a result of all the uncertainties, the loss is not probable or reasonably estimable, and we are unable to estimate the loss, if any, in accordance with SFAS 5.

Le Flamboyant

In the late 1980s, Bouwbedrijf Boven Winden, N.V., or BBW, currently a Devcon subsidiary in the Netherlands Antilles, supplied concrete to a large apartment complex in St. Martin. In the early 1990s the buildings began to develop exterior cracking and “pop outs.” In November 1993, BBW was named one of several defendants, including the building’s insurer, in a suit filed by Syndicat des Copropriétaires la Résidence Le Flamboyant (condominium owners association of Le Flamboyant) in the French court “Tribunal de Grande Instance de Paris”, case No. 510082/93. A French court assigned an expert to examine the cause of the cracking and pop outs and to determine if the cracking/pop outs are caused by a phenomenon known as alkali reaction, or ARS. The expert found, in his report dated December 3, 1998, that BBW was responsible for the ARS. The plaintiff is seeking unspecified damages, including demolition and replacement of the 272 apartments. Based on the advice of legal counsel, a judgment assessed in a French court would not be enforceable against a Netherlands Antilles company. Thus, in order to obtain an enforceable judgment, the plaintiff would have to file a successful claim in an Antillean court. It is too early to predict the final outcome of this matter or to estimate the potential risk of loss, if any, to BBW. Due to the lack of enforceability, BBW decided not to continue the defense in the French court. Therefore, BBW may not be aware of recent developments in the proceedings. BBW’s management believes its defenses to be meritorious and does not believe that the outcome will have a material adverse effect on the consolidated financial position, results of operations or cash flows of BBW or our company.

Petit

On July 25, 1995, our subsidiary, Societe des Carrieres de Grande Case ( “SCGC”), entered into an agreement with Mr. Fernand Hubert Petit, Mr. Francois Laurent Petit and Mr. Michel Andre Lucien Petit, collectively referred to as, Petit, to lease a quarry located in St. Martin. Another lease was entered into by SCGC on October 27, 1999 for the same and additional property. BBW entered into a materials supply agreement with Petit on July 31, 1995. This materials supply agreement was amended on October 27, 1999 and under the terms of this amendment, we became a party to the materials supply agreement.

In May 2004, SCGC advised Petit that SCGC would possibly be removing their equipment within the time frames provided in their agreements and made a partial quarterly payment under the materials supply agreement. On June 3, 2004, Petit advised us in writing that Petit was terminating the materials supply agreement immediately because Petit had not received the full quarterly payment and also advised that Petit would not renew the 1999 lease when it expired on October 27, 2004. Petit refused to accept the remainder of the quarterly payment from us in the amount of $45,000.

Without prior notice to BBW, Petit obtained orders to impound BBW assets on St. Martin (the French side) and Sint Maarten (the Dutch side). The assets sought to be impounded included bank accounts and receivables. BBW has no assets on St. Martin, but approximately $341,000 of its assets have been impounded on Sint Maarten. In obtaining the orders, Petit claimed that $7.6 million is due on the supply agreement (the full payment that would be due by us if the contract continued for the entire potential term and we continued to mine the quarry), $2.7 million is due for quarry restoration and $3.7 million is due for pain and suffering for a total claim amounting to $14.0 million. The materials supply agreement provided that it could be terminated by us on July 31, 2004.

In February 2005, SCGC, BBW and Devcon entered into agreements with Petit, which provided for the following:

•	The purchase by SCGC of three hectares of land located within the quarry property previously leased from Petit for approximately $1.1 million;

•

A two-year lease of approximately 15 hectares of land on which SCGC operates a crusher, ready-mix concrete plant and aggregates storage at a total cost of $100,000, which arrangement was entered into February 2005;

•

The granting of an option to SCGC to purchase two hectares of land prior to December 31, 2006 for $2 million, with $1 million due on each of December 31, 2006 and December 31, 2008, subject to the terms below:

•	In the event that SCGC exercises this option, Petit agrees to withdraw all legal actions against us and our subsidiaries;

•

In the event that SCGC does not exercise the option to purchase and Petit is subsequently awarded a judgment, SCGC has the option to offset approximately $1.2 million against the judgment amount and transfer ownership of the three hectare parcel purchased by SCGC back to Petit;

•	The granting of an option to SCGC to purchase five hectares of land prior to June 30, 2010 for $3.6 million, payable $1.8 million on June 30, 2010 and $1.8 million on June 30, 2012; and

•

The granting of an option to SCGC to extend the 15 hectare lease through June 30, 2010 (with annual rent of $55,000) if the 2 hectare option is exercised and subsequent extensions, if the 5 Hectare Option is exercised, of the lease (with annual rent of $65,000) equal to the terms of mining authorizations obtained from the French Government agencies.

In February 2005 we purchased the three hectares of land for $1.1 million in cash and executed the 15 hectare lease.

In September 2006 we exercised the 2 hectare option and transferred $1 million in cash to the appropriate agent of Petit. It is currently our intention to make the additional $1 million payment required under the option agreement on December 31, 2008 to the appropriate agent of Petit.

To date, Petit has refused to accept the $1 million payment unless Devcon International Corp., the parent company, agrees to guarantee payment of the $1 million due on December 31, 2008. As Devcon International Corp. was not referenced in or party to the 2 hectare option, we believe that Petit’s request is without merit. Currently, the $1 million remains on deposit with the appropriate third-party escrow agent pending the outcome of this dispute. It is management’s position that based on the circumstances leading up to the current legal claims made by Petit, we are unable to either reasonably estimate or determine the outcome of these claims.

Under the terms of the 15 hectare lease, Petit agreed that an adjacent 6,000 square meter parcel, on which SCGC’s aggregate wash plant, scale, maintenance building and administrative offices are located, was included. SCGC has been operating its aggregate wash plant, scale, maintenance building and administrative offices on the adjacent property without incident or dispute with Petit for eleven years. Subsequent to refusing to accept the $1 million option payment, Petit has taken steps to impede SCGC’s ability to access the 6,000 square meters of property, resulting in SCGC’s inability to access the aggregate wash plant, scale, maintenance building and administrative facilities required to carry out its mining operation. Petit now claims that the 6,000 square meters is located elsewhere on the parcel. Currently quarry operations have ceased and sales of mined aggregate to third parties have ceased. However, during 2006, our ready mix operation in St. Martin was not affected. In late 2006, we began importing aggregate from third party vendors in anticipation of the Petit non compliance. In March 2007, Petit blocked access to our ready-mix operation. Accordingly, our ready-mix operation has ceased and we are attempting to enforce easements to our owned and leased parcels. Under St. Martin labor compensation laws, we do not incur the full cost of employee salaries if they are prevented from working under situations such as this dispute.

We have engaged French legal counsel to pursue SCGC’s rights under the agreements executed in February 2005. At this time, it is the Company’s position that any asserted claims would arise from SCGC since it is suffering losses due to its inability to utilize our quarry ready-mix operations. Any claim would be considered a gain contingency and therefore under SFAS No. 5 would not be recorded.

General

In the ordinary course of conducting its business, we may become involved in various legal actions and other claims, some of which are currently pending. Litigation is subject to many uncertainties and management may be unable to accurately predict the outcome of individual litigated matters. Some of these matters possibly may be decided unfavorably to us. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not be material.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Shareholders’ Meeting on November 10, 2006. The issues submitted to a vote of the security holders and the results of the voting are as follows:

1)	Election of nine directors

	For	Against	Withheld
Donald K. Karnes	3,629,308	0	178,124
Gustavo R. Benejam	3,723,174	0	84,258
P. Rodney Cunningham	3,629,508	0	177,924
Mario B. Ferrari	3,559,309	0	248,123
Richard L. Hornsby	3,564,806	0	242,526
Per Olof Lööf	3,532,868	0	274,564
W. Douglas Pitts	3,644,175	0	163,257
Richard C. Rochon	3,559,309	0	248,123
Donald L. Smith, Jr.	3,559,909	0	247,523

The Board consists of nine directors. All nominees were elected to serve for a one-year period.

2)	Approve and adopt our new 2006 Incentive Compensation Plan

For	Against	Withheld
3,447,421	223,345	136,666

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded on the Nasdaq under the symbol DEVC. The following table shows high and low closing prices for our common stock for each quarter for the last two fiscal years as quoted by Nasdaq.

2007	High Sales Price	Low Sales Price
First Quarter	$5.89	$3.94

2006	High Sales Price	Low Sales Price
Fourth Quarter	$6.45	$5.25
Third Quarter	6.80	5.46
Second Quarter	10.25	6.00
First Quarter	10.70	8.42

2005	High Sales Price	Low Sales Price
Fourth Quarter	$11.57	$8.85
Third Quarter	15.35	10.25
Second Quarter	14.96	10.30
First Quarter	17.49	13.55

Performance Graph

The following graph compares the performance of the Company’s common stock with the performance of the Standard & Poor’s Small Cap Index and the Nasdaq Composite Index for a five year period by measuring the changes in common stock prices from December 31, 2001 to December 31, 2006.

We determined to discontinue use of the Dow Jones U.S. Building Materials index this year because we do not believe its inclusion reflects our business any longer given our business now substantially consists of our electronic security services division. As a result, we believe the graph as it appears below provides a more meaningful comparison of stock performance. In accordance with Securities and Exchange Commission rules, the graph included in our proxy statement for the 2006 annual meeting of our shareholders included the peer groups utilized below as well as the Dow Jones building material index as it was the first time we had utilized the S&P Small Cap 600 Diversified & Professional Services index.

	12/01	12/02	12/03	12/04	12/05	12/06
Devcon International Corp.	$100.00	$104.61	$109.38	$245.31	$161.56	$89.06
NASDAQ Composite Index	$100.00	$68.47	$102.72	$111.54	$113.07	$123.84
S&P Small Cap Index	$100.00	$84.68	$116.47	$141.61	$151.03	$172.29

The stock performance graph assumes for comparison that the value of our common stock and of each index was $100 on December 31, 2001 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

As of March 30, 2007, there were 126 holders of record of the outstanding shares of common stock. The closing sales price for the common stock on March 30, 2007 was $4.90. We paid no dividends on our common stock in 2006 or 2005. The payment of cash dividends will depend upon our earnings, consolidated financial position and cash requirements, our compliance with loan agreements and other relevant factors. Management does not presently intend to pay cash dividends on our common stock. No unregistered securities were sold or issued in 2006, 2005 or 2004. In January 2007, 144,162 unregistered shares were issued as a partial payment of dividends related to our outstanding shares of Series A Convertible Preferred Stock.

Equity Compensation Plans

The table below provides information relating to our equity compensation plans as of December 31, 2006.

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under compensation plans (1)
Equity compensation plans:
Approved by shareholders	657,150	$5.25	506,000

Total	657,150	$5.25	506,000

(1)	Excluding shares reflected in first column.

There are no options to purchase shares other than for common stock. No employment or other agreements provide for the issuance of any shares of capital stock. There are no other options, warrants, or other rights to purchase securities of the Company issued to employees and directors, other than options to purchase common stock issued under the 1986 Non-Qualified Stock Option Plan, the 1992 Directors Stock Option Plan, the 1992 Stock Option Plan, as amended, the 1999 Stock Option Plan, as amended, the 2006 Incentive Compensation Plan and the warrants issued in connection with the investment by Coconut Palm Capital Investors I, Ltd. and pursuant to the Securities Purchase Agreement entered into by us on February 10, 2006. Options to purchase 50,000 shares were issued to Matrix Desalination, Inc. at an exercise price of $6.38 in May 2003. The vesting of the options issued to Matrix was dependent on the consummation of certain investments for DevMat Utility Resources, LLC. For more information regarding the Company’s equity compensation plans, see Note 12, Stock Option Plans.

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

	(Dollars in thousands) Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Security revenue	$53,987	$18,515	$943	$—	$—
Construction revenue	35,189	39,334	25,052	17,104	15,623
Materials revenue	15,815	13,232	15,356	13,971	11,313
Other revenue	632	701	183	—	—

Total revenue	105,623	71,782	41,534	31,075	26,936

Cost of construction	35,949	36,909	17,547	15,254	14,790
Cost of materials	14,442	12,558	12,841	12,047	10,545
Cost of security	24,627	8,044	648	—	—
Cost of other	151	407	157	—	—

Total cost of sales	75,169	57,918	31,193	27,301	25,335

Gross profit	30,454	13,864	10,341	3,774	1,601

Operating expenses	53,613	28,820	13,320	11,496	7,079

Operating (loss) income	(23,159)	(14,956)	(2,979)	(7,722)	(5,478)

Other (expense) income	(14,706)	(1,744)	832	1,325	1,307
Gain on Antigua Note	1,230	804	10,970	—	—

(Loss) income from continuing operations before income taxes	(36,635)	(15,896)	8,823	(6,397)	(4,171)

Income tax (benefit) expense	(7,627)	(504)	1,286	(72)	285

Net (loss) income from continuing operations	(29,008)	(15,392)	7,537	(6,325)	(4,456)
Income (loss) from discontinued operations	294	1,076	3,100	(2,292)	5,657

Net (loss) income	$(28,714)	$(14,316)	$10,637	$(8,617)	$1,201

(Loss) income per share from continuing operations:
Basic	(4.81)	(2.60)	1.73	(1.89)	(1.25)
Diluted	(4.81)	(2.60)	1.48	(1.89)	(1.15)
(Loss) income per share from discontinued operations:
Basic	0.05	0.18	0.71	(0.68)	1.58
Diluted	0.05	0.18	0.61	(0.68)	1.46
Weighted average number of shares outstanding:
Basic	6,026	5,904	4,363	3,352	3,572
Diluted	6,026	5,904	5,097	3,352	3,874

Balance Sheet Data:
Working capital	$3,807	$2,560	$42,060	$15,839	$19,659
Total assets	$212,897	$165,467	$101,665	$64,419	$68,437
Long-term debt, excluding current portion	$89,202	$55,521	$564	$2,424	$2,335
Stockholders’ equity	$36,126	$63,657	$76,983	$45,549	$55,025

¹	Refer to Note 3, Discontinued Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this report on Form 10-K. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting results of operations, financial resources, liquidity, contractual cash obligations, and critical accounting estimates.

OVERVIEW

In 2004 we embarked on a new strategy, which was to become a leading regional provider of electronic security alarm monitoring services, providing service and electronic monitoring of alarm systems to residential single and multi-family homes, financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of government departments and healthcare and educational facilities, as well as installation of electronic security alarm systems. We also have wholesale customers where we monitor security systems owned by independent security companies. Through our electronic security services division, we engage in the electronic monitoring of our installed base of security systems, as well as the installation of new monitored security systems added to our installed base, both in residential and commercial buildings.

In order to execute our new strategy, we began a process of reviewing in detail the operations of our materials and construction division, which were incurring operating losses. This strategic review and shift in operational focus resulted in a series of acquisitions and divestitures which together allowed us to pursue our objective of becoming a leading regional provider of electronic security services. The acquisitions and divestitures were as follows:

Acquisitions:

•	On July 30, 2004, we acquired the issued and outstanding capital stock of SEC.

•	On February 28, 2005, we acquired certain assets and assumed certain liabilities of Starpoint from Adelphia Communications.

•	On November 10, 2005, we acquired the issued and outstanding capital stock of Coastal.

•	On March 6, 2006, we acquired the issued and outstanding capital stock of Guardian.

Dispositions:

•	On September 30, 2005, we sold our U.S. Virgin Islands ready-mix concrete, aggregates, concrete block and cement materials and supplies business.

•	On March 2, 2006, we sold all of the issued and outstanding common shares of AMP

•	On May 2, 2006, we sold the fixed assets and substantially all of the inventory of our joint venture assets of PRCC.

•	On June 27, 2006, we sold our Boca Raton-based third-party monitoring operations.

•	On March 21, 2007, we sold the majority of our construction assets, construction inventory and customer lists of the construction division.

In the following management’s discussion and analysis, the net operating results of our significant dispositions noted above, except for the disposition of our third party monitoring operations and the sale of the majority of our construction assets which took place on March 21, 2007, are recorded as discontinued operations for all years presented.

Comparison of Year Ended December 31, 2006 with Year Ended December 31, 2005

Revenue:

	(dollars in thousands) Year Ended December 31,
	2006	2005
Security revenue	$53,987	$18,515
Materials revenue	15,815	13,232
Construction revenue	35,189	39,334
Other revenue	632	701

Total revenue	$105,623	$71,782

Electronic Security Services Division

Revenue from the electronic security services division is comprised of the monitoring and service of security systems at subscribers’ premises, billable services performed on a time and materials basis, or Services Revenue, and net installation revenue after taking into effect the requirements of SAB 104, which requires the deferral of certain revenue and related costs until services have been fulfilled. Security revenue increased by $35.4 million or 191.6% in 2006 as compared to 2005 as a result of the following:

•

In March 2006, we continued to reinvest the proceeds from the sale of our materials businesses into the electronic security services business by acquiring all of the outstanding capital stock of Hollywood, Florida based Guardian. Like the Starpoint and Coastal acquisitions, this acquisition was accounted for utilizing the purchase method of accounting. Included in the 2006 revenues is approximately $19.8 million related to the results of our Guardian operations from the March 6, 2006 acquisition date.

•

In November 2005, we acquired all of the outstanding capital stock of Boca Raton, Florida- based Coastal. Like the Starpoint and Guardian acquisitions, this acquisition was accounted for utilizing the purchase method of accounting. Included in the 2006 and 2005 revenues is approximately $16.4 million and $2.9 million, respectively. This reflects twelve full months in 2006 compared to approximately two months of revenues in 2005, an increase of $13.5 million.

•

In February 2005, we had acquired the assets of Naples, Florida- based Starpoint. Like the Coastal and Guardian acquisitions, this acquisition was accounted for utilizing the purchase method of accounting. Included in the 2006 and 2005 revenues is approximately $14.9 million and $13.0 million, respectively. This reflects twelve full months in 2006 compared to approximately ten months of revenues in 2005, an increase of $1.9 million, which is net of approximately $1.2 million of revenue sold year over year relating to the sale of the Coastal third party monitoring business in June 2006.

•	Revenue in our SEC operation in the panhandle of Florida, which was acquired in July 2004, was $2.8 million and $2.6 million in 2006 and 2005, respectively, an increase of $0.2 million.

Materials Division

Our materials division produces and distributes ready-mix concrete, crushed stone, sand, and distributes bagged cement on the Caribbean island of Sint Maarten and St. Martin. Revenues from the materials division increased by $2.6 million or 19.5% as compared to 2005 as a result of the following:

•

This increase primarily occurred in the Sint Maarten operations, and was due to a large ready-mix concrete project in 2006 that started in late 2005 ($4.2 million or 1308.8% increase in revenues for this project in 2006 over 2005), the benefit of multiple price increases that started in July 2005 and continued throughout 2006, and fewer shortages of cement in 2006 compared to 2005.

•	Revenues in St. Martin were positively impacted by prices increases, but these were offset by reduced operations due to the ongoing dispute with a vendor and landlord, Petit.

Construction Division

Our construction division performed earthmoving, excavating, and filling operations, built golf courses, roads, and utility infrastructures, dredged waterways and constructed deep-water piers and marinas, primarily in the Caribbean. We have historically provided these development services to both private enterprises and government agencies. The revenue related to the work performed by our construction division is recognized on a percentage-of-completion basis. Currently, the majority of our contracts are completed in less than one year. The work is bid or negotiated at a fixed price or at a unit price where our fee is based upon the quantity of work performed and is often measured in yards, meters or tons rather than time or a time and materials basis. Revenues from the construction division decreased by $4.1 million or 10.5% as compared to 2005 as a result of the following:

•

This reduction resulted primarily from difficulties in obtaining bid bonds and temporary business licenses, as a foreign corporation, in The Commonwealth of the Bahamas. In addition the division had decreased revenue relating to lower utilization of its two dredges in 2006.

•	This decrease was partially offset by $3.6 million of revenues from two contracts in Antigua which were entered into in 2006.

•

Our backlog of unfilled portions of construction contracts at December 31, 2006 was approximately $7.1 million, involving 14 projects, as compared to approximately $17.0 million, involving 18 projects, at December 31, 2005, due in part to the company’s bonding challenges and the Bahamian temporary business license issues.

Cost of Sales:

	(dollars in thousands) Year Ended December 31,
	2006	2005
Security	$24,627	$8,044
Materials	14,442	12,558
Construction	35,949	36,909
Other	151	407

Total cost of sales	$75,169	$57,918

Electronic Security Services Division

Included in cost of sales for the electronic security services division are the direct costs incurred to monitor and service security systems installed at subscriber premises, as well as the net direct costs incurred with the installation of new security systems. Cost of electronic security services increased in 2006 as compared to 2005 by $16.6 million or 206% as a result of the following:

•	These costs rose as a result of our aforementioned acquisitions of SEC, Starpoint, Coastal and Guardian, and grew almost in direct proportion to the related sales revenue increase.

•	As a percentage of security revenue, costs of security increased to 45.6% in 2006 compared to 43.4% in 2005, which was primarily attributable to challenges of integrating acquisitions.

Materials Division

Cost of materials for continuing operations increased in 2006 as compared to 2005 by $1.9 million or 15.0% as a result of the following:

•	Costs related to the aforementioned revenue growth of 19.5%.

•

We also experienced increased bulk cement costs in 2006. In addition, in order to minimize potential shortages of cement that had occurred in 2005, the company began, in 2006, to purchase cement in jumbo bags, which are approximately 20% more costly than bulk cement on a per ton basis.

•

We also experienced capacity problems in our ability to manufacture sand at our St. Martin quarry which resulted in the need for us to import more sand from third party producers, and thus incur higher raw material, shipping and production costs. The imported sand has certain characteristics that require an increase in the volume of sand and cement used in our ready-mix operations to meet our quality control standards. Management has implemented an alternative sourcing strategy for cement, which it believes should help in minimizing potential outages in the future and has significantly curtailed selling our internally manufactured sand to third parties, which will provide higher quality, lower cost sand to our ready-mix batch plant operations. In November 2006 our quarry operation in St. Martin were shut down in conjunction with the Petit dispute. SCGC incurred approximately $0.1 million of costs associated with temporarily shutting down the quarry operations in 2006.

Construction Division

Cost of construction for continuing operations decreased slightly in 2006 as compared to 2005 by $1.0 million or 2.6%. As a percentage of construction revenue, cost of construction increased to 102.2% in 2006 compared to 93.8% in 2005 as a result of the following:

•

During the year ended December 31, 2006, our construction division reported an operating loss of $7.6 million compared to a $2.9 million operating loss for the corresponding period of 2005. This additional loss was partially attributable to significant decreases, from 2005 to 2006, in comparative gross profit recognized on specific projects. There was a $2.6 million comparative decrease in gross profit recognized on a project in the Bahamas due primarily to delays and costs associated with a non-performing subcontractor and costs associated with securing final acceptance of our underground utility work. Additionally, in 2005 we recognized $1.6 million of gross profit on dredging projects in Sint Maarten. In 2006, the dredge utilized on these projects was idle. Lastly, there was a $1.1 million comparative decrease in gross profit recognized on another project in the Bahamas due to it being substantially complete in 2005.

•	Most of the construction costs are fixed and do not change in direct proportion with changes in revenue.

•

In addition, the construction division continued to experience declining margins due to the completion of large dollar, higher margin projects with trailing costs, replaced by smaller, lower margin projects.

Gross Profit:

	(dollars in thousands) Year Ended December 31,
	2006	2005
Security	$29,360	$10,471
Materials	1,373	674
Construction	(760)	2,425
Other	481	294

Total gross profit	$30,454	$13,864

Electronic Securities Division

The gross profit of the electronic security services division has increased in 2006 as compared to 2005 by $18.9 million, or 180.4%, as a result of the following:

•

Gross profit rose as a result of our aforementioned acquisitions of SEC, Starpoint, Coastal and Guardian, and grew almost in direct proportion to the related sales revenue and cost of sales increases, partially offset by the challenges of acquisition integration.

Materials Division

The gross profit of the materials division for continuing operations increased in 2006 as compared to 2005 by $0.7 million, or 103.7%, as a result of the following:

•

Gross profit rose as a result of the aforementioned increase in revenue resulting from price increases and the additional revenue generated from the a large ready-mix concrete project in St. Maarten, which was partially offset by increases in cement costs.

Construction Division

The gross profit for the construction division for continuing operations decreased in 2006 as compared to 2005 by $3.2 million, or 131.2%, as a result of the following:

•	Net decrease in revenues of 10.5%.

•	Increased costs to complete projects.

Operating expenses:

Total operating expenses including, selling, general and administrative, severance and retirement, and impairment of assets for 2006 increased by $24.8 million to $53.6 million compared to $28.8 million in 2005.

	(dollars in thousands)
	2006	2005
Operating expenses	$53,613	$28,820

Selling, general and administrative expense

Selling, general and administrative expenses (“SG&A expenses”) during 2006 increased $24.8 million, or 86.0%, to $53.6 million, compared to $28.8 million in 2005. The table below reflects the SG&A expense by division:

	(dollars in thousands) Year Ended December 31,
	2006	% of Division Revenue	2005	% of Division Revenue	$ Increase (Decrease)
Security	$36,646	68%	$11,239	61%	$25,407
Materials	1,893	12%	4,506	34%	(2,613)
Construction	3,537	10%	4,138	11%	(601)
Other	132	21%	270	39%	(138)
Unallocated corporate overhead	6,702		4,781		1,921

Total SG&A	$48,910		$24,934		$23,976

•

The $25.4 million increase in the electronic security services division SG&A expenses was primarily a result of the acquisition of the electronic security services operations of Starpoint, Coastal and Guardian, which were acquired on February 28, 2005, November 10, 2005 and March 6, 2006, respectively. The results of these operations are included in the financial statements from the respective acquisition dates. Thus, 2006 has a full year of Starpoint and Coastal and approximately 10 months of expense for Guardian. As a percentage of the revenues generated by this division, the total SG&A expenses increased 7.2% to 67.9% in 2006 from 60.7% in 2005.

•

Included in the 2006 security division SG&A expenses is $17.7 million of amortization, inclusive of an additional charge for amortization of customer accounts acquired by us pursuant to the various electronic security services acquisitions we completed in 2006 and 2005. This amount was $4.3 million for 2005. Customer accounts are stated at fair value based upon the discounted cash flows over the estimated life of the customer contracts and relationship and are amortized on a straight line basis over the estimated life of the customer accounts plus an additional charge for discontinued accounts. As a percentage of the revenues generated by this division, the SG&A expenses, net of amortization decreased 2.5% to 34.8% in 2006 from 37.3% in 2005. The company has not fully realized the benefits of integrating the back office operations in 2006.

•

The $2.6 million decrease in the materials division is primarily the result of a reduction in the following items: corporate allocation of $1.5 million, foreign exchange benefits of $.4 million, professional fees of $.2 million and bad debt expense of $0.3 million.

•	The $.6 million decrease in the construction division SG&A expenses is primarily a result of decreased wage expenses.

Severance and retirement expense

•	Severance and retirement expense decreased slightly in 2006 by $0.1 million, from $0.8 million in 2005 to $0.7 million in 2005.

Impairment of assets

Impairment of assets increased in 2006 by $0.9 million, or 29.8%, as compared to $3.1 million in 2005. In accordance with SFAS 144, we performed an analysis of various construction contracts, quarry and material aggregate sites as well as our joint venture operation, DevMat. Based on this review, we determined that impairment of certain of our long lived assets had occurred and, accordingly, we recorded the following impairment charges in 2006:

(dollars in thousands) Impairment Charge
Description of Cash Flow Unit
Construction equipment	$389
Construction housing project – Sint Maarten	112
DevMat joint venture operations	680
Construction assets	2,788

Total 2006 Asset Impairment Charge	$3,969

We recognized an impairment charge of $2.8 million during the fourth quarter of 2006 to write down to net realizable sales value the construction assets which were subsequently sold in March 2007. See Note 24 - Subsequent Events.

The DevMat joint venture operation consists of stationary and portable processing equipment which provides desalination and sewage treatment services. The operations are 80% owned by us. Subsequent to December 31, 2006, we drafted an agreement to sell a large contract of its DevMat joint venture operations and the assets of DevMat. This agreement is pending purchaser review and approval. In anticipation of this sale, during the fourth quarter of 2006, we recognized an additional impairment charge of $0.7 million related to this asset to write down the asset to net realizable sales value.

For the year ended December 31, 2005, the asset impairment charges related primarily to the following:

Impairment (dollars in thousands)
Description of Cash Flow Unit
Materials division on St. Martin	$1,782
Construction division	1,140
DevMat joint venture operations	135

Total 2005 Asset Impairment Charge	$3,057

Other Income (Expense):

	(dollars in thousands) Year Ended December 31,
	2006	2005
Other income (expense)	$(13,476)	$(940)

Other expense increased in 2006 by $12.5 million as compared to 2005 primarily as a result of the following:

•

During 2006, we incurred interest expense of $22.3 million as compared to $2.6 million in 2005. The interest expense relates to the debt incurred in the financing of our electronic security services division’s acquisition of Starpoint, Coastal and Guardian. In November 2005, we entered into a $70.0 million revolving credit facility to purchase the Coastal acquisition. In March 2006, this credit facility was increased to $100.0 million to pay for a part of the purchase price of Guardian. The interest rate on the credit facility at December 31, 2006 was 11.6%.

•

Interest expense was also impacted in 2006 by $11.7 million, as in March 2006, we issued to certain investors $45 million of notes with an interest rate of 8% per annum. These notes were exchanged on October 20, 2006 for shares of our Series A Convertible Preferred Stock with an aggregate liquidation value of $45 million and an adjusted dividend rate of 9.60% at December 31, 2006. Included in the $11.7 million is an $8.6 million charge to interest expense representing the accretion of the notes through the date of the exchange.

•

An offset to the increase in other income (expense) is income of $5.9 million recorded in 2006 related to the fair value of the warrants and the embedded derivatives in the Series A Convertible Preferred Stock. The warrants and embedded derivatives were valued by the Company using an appropriate option pricing model and changes in the fair value of these instruments resulted in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss is recorded in the statement of operations.

Income tax (benefit) from continuing operations:

	(dollars in thousands) Year Ended December 31,
	2006	2005
Income tax (benefit)	$(7,627)	$(504)

Income tax (benefit) from continuing operations increased by $7.1 million to a benefit of $7.6 million in 2006 compared to a benefit of $0.5 million in 2005 as a result of a reduction in the deferred liabilities of $6.2 million, offset by an increase in the valuation allowance against deferred tax assets of $1.4 million, and recognition of $1.2 million of foreign tax expense associated with the repatriation of earnings from our Antigua operation. The company realized the benefit of an additional deferred tax asset of $3.8 million due to the net operating loss generated by domestic operations.

Discontinued Operations:

	(dollars in thousands) Year Ended December 31,
	2006	2005
Income from discontinued operations, net of income taxes	$(3)	$(1,226)
Gain on sale from discontinued operations, net of income taxes	297	2,302

	$294	$1,076

As indicated earlier, our significant dispositions have been recorded as discontinued operations.

•

In March 2006, we sold all of the issued and outstanding common shares of AMP Income (loss) from operations for all periods presented amounted to $1.1 million, $0.5 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. This sale resulted in a net gain of $0.3 million.

•

On May 2, 2006, we sold the fixed assets and substantially all of the inventory of our joint venture assets of PRCC. Income (loss) from operations for all periods presented amounted to ($0.3) million, ($2.0) million and ($0.2) million for the years ended December 31, 2006, 2005 and 2004, respectively. These assets were sold at their net book values, thus no gain or loss was recognized.

•

In September 2005, we sold our U.S. Virgin Islands ready-mix concrete, aggregates, concrete block and cement materials and supplies business. Income (loss) from operations for all periods presented amounted to ($0.6) million, $2.6 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. This sale resulted in a net gain of $2.3 million.

Comparison of Year Ended December 31, 2005 with Year Ended December 31, 2004

Revenue:

In 2005, our consolidated revenue amounted to $71.8 million, an increase of $30.3 million, or, approximately a 73.0% increase when compared to revenue in 2004 of $41.5 million. This revenue increase was principally due to an increase in revenue recorded by our electronic security services and construction divisions of $17.6 million and $14.3 million, respectively.

	(dollars in thousands) Year Ended December 31,
	2005	2004
Security revenue	$18,515	$943
Materials revenue	13,232	15,356
Construction revenue	39,334	25,052
Other revenue	701	183

Total revenue	$71,782	$41,534

Electronic Security Services Division

Revenue from electronic security services division increased by $17.6 million to $18.5 million in 2005 from $0.9 million in 2004. Revenue from the electronic security services division is comprised of the monitoring and service of security systems at subscribers’ premises, billable services performed on a time and materials basis, or Service Revenue, and net installation revenue after taking into effect the requirements of SAB 104, which requires the deferral of certain revenue and related costs until services have been fulfilled. The electronic security services division increase in revenue was primarily a result of the acquisition of the electronic security services operations of SEC, Starpoint and Coastal. SEC, Starpoint and Coastal were acquired on July 30, 2004, February 28, 2005 and November 10, 2005, respectively. These acquisitions were accounted for utilizing the purchase method of accounting. The results of these operations are included in the financial statements from the respective acquisition dates.

Materials Division

The materials division continuing operations revenue decreased 13.8% to $13.2 million in 2005 compared to $15.4 million in 2004. The decrease of $2.2 million on Sint Maarten/St. Martin was due to shortages of cement supply which were experienced in 2004 and continued in 2005 and which added to operational inefficiencies as well as declining sales.

Construction Division

Our construction division revenue increased by $14.3 million to $39.3 million when compared to $25.1 million in 2004, or a 57.0% increase. This increase resulted primarily from increased activity in the Bahamas and the U.S. Virgin Islands. Our backlog of unfilled portions of construction contracts at December 31, 2005 was approximately $17.0 million, involving 18 projects, as compared to approximately $18.6 million, involving 16 projects, at December 31, 2004.

Cost of Sales:

	(dollars in thousands) Year Ended December 31,
	2005	2004
Security	$8,044	$648
Materials	12,558	12,841
Construction	36,909	17,547
Other cost of sales	407	157

Total cost of sales	$57,918	$31,193

Electronic Security Services Division

Cost of electronic security services amounted to $8.0 million or 43.4% of revenue in 2005. Included in this cost are the direct costs incurred to monitor and service security systems installed at subscriber premises, as well as the net direct costs incurred with the installation of new security systems after taking into consideration the effects of SAB 104. These costs increased as compared to 2004, are as a result of our aforementioned acquisitions of Security Equipment Company, Starpoint and Coastal.

Materials Division

Cost of materials for continuing operations as a percentage of revenue increased to 94.9% during 2005 from 83.6 % during 2004. Continued delays and shortages in cement had a negative effect on our combined operation on Sint Maarten/St. Martin. The cement supply shortage experienced in 2004 continued in 2005 and, as a consequence, our ready-mix plants were not able to produce finished products on many days throughout 2005. In addition we also experienced capacity problems in our ability to manufacture sand at our St. Martin quarry which resulted in the need for us to import more sand from third party producers, and higher raw material, shipping and production costs. The imported sand has certain characteristics that require an increase in the volume of sand used in our ready-mix operations to meet our quality control standards. Management implemented an alternative sourcing strategy for cement.

Construction Division

Cost of construction as a percentage of construction revenue increased to 93.8% during 2005 from 70.0% during 2004, or an increase of 23.8%. The increase is principally attributable to a substantial increase in the estimated costs to complete a marina project in the U.S. Virgin Islands as a result of operational difficulties. As a result of this project, the gross margin from construction operations was reduced by approximately $5.2 million during the year. The division also had overruns of approximately $1.0 million on certain projects in the Bahamas. In addition, the construction division continued to experience declining margins due to the completion of high margin projects that were being replaced by lower margin projects.

Operating expenses:

Total operating expenses including selling, general and administrative, severance and retirement, and impairment of assets for 2005 increased by $15.5 million to $28.8 million compared to $13.3 million in 2004.

	(dollars in thousands) Year Ended December 31,
	2005	2004
Operating expenses	$28,820	$13,320

Selling, general and administrative expense

Selling, general and administrative expenses (“SG&A expenses”) during 2005 increased $12.6 million to $24.9 million, compared to $12.3 million in 2004. The table below reflects the SG&A expense recorded by our three divisions:

	(dollars in thousands)
Division	2005	2004
Electronic security services	$11,239	$403
Construction	4,138	2,212
Materials	4,506	3,763
Other	270	83
Unallocated corporate overhead	4,781	5,869

Total S, G & A	$24,934	$12,330

The $10.8 million increase in the electronic security services division SG&A expenses was primarily a result of the acquisitions of SEC, Starpoint and Coastal, which were acquired on July 30, 2004, February 28, 2005 and November 10, 2005, respectively. Included in the security division SG&A expenses is $4.3 million of amortization, inclusive of an additional charge for amortization of customer accounts acquired by us pursuant to the various electronic security services acquisitions we completed in 2005. Customer accounts are stated at fair value based upon the discounted cash flows over the estimated life of the customer contracts and relationship and are amortized on a straight line basis over the estimated life of the customer accounts plus an additional charge for discontinued accounts.

The $1.9 million increase in the construction division SG&A expenses is primarily a result of increased travel expenses, wages and employee benefit costs associated with managing the larger number of projects and increased revenues generated by this division in 2005, as compared to 2004.

Severance and retirement expense

Severance and retirement expense decreased in 2005 to $0.8 million from $1.0 million in 2004. The $.2 million decrease is due to the non-recurring charges associated with the separation of our former Chief Financial Officer and Executive Vice President.

Impairment of Assets

In accordance with SFAS 144, we performed an analysis of various construction contracts, quarry and material aggregate sites as well as our joint venture operation, DevMat. Based on this review we determined that impairment of certain of our long lived assets had occurred and, accordingly, we recorded the following impairment charges:

Impairment (dollars in thousands)
Description of Cash Flow Unit
Materials division on St. Martin	$1,782
Construction division	1,140
DevMat joint venture operations	135

Total 2005 Asset Impairment Charge	$3,057

Operating Loss

Our operating loss from continuing operations in 2005 increased $12.0 million to $15.0 million when compared to $3.0 million in 2004. This significant decline was principally a result of our construction and materials divisions recording a combined decrease in gross profit of $6.9 million, an increase of $12.6 million in selling, general and administrative expenses and a $3.1 million charge for impairment of our assets associated with our construction and materials divisions. These items were partially offset by a $10.2 million increase in gross margin recorded by our electronic security services division.

Other Income (Expense)

Other income decreased $12.7 million to a $0.9 million expense in 2005 compared to $11.8 million income in 2004. This decrease in other income was principally due to an $11.0 million one-time gain recorded in December 2004 for the settlement of an outstanding note receivable and pending claims with the Government of Antigua and Barbuda combined with an increase in net interest expense of $2.7 million from interest expense of $1.9 million in 2005 compared to interest income of $0.8 million in 2004. The interest expense increase was principally due to new borrowings incurred to acquire the electronic security services operations of Adelphia Communications, as well as all the outstanding share capital of Coastal Security and its wholly owned subsidiaries. In addition, as a result of the repayment of the CIT facility we recorded a $1.0 million loss on early extinguishment of debt.

Net loss from continuing operations before income taxes for 2005 was $15.9 million compared to a net income from continuing operations in 2004 of $8.8 million, or a decrease of $24.7 million.

Income tax (benefit) expense from continuing operations:

	(dollars in thousands) Year Ended December 31,
	2005	2004
Income tax (benefit) expense	$(504)	$1,286

Income tax expense decreased by $1.8 million to a benefit of $0.5 million when compared to a $1.3 million expense in 2004.

Discontinued operations:

	(dollars in thousands) Year Ended December 31,
	2005	2004
Income from discontinued operations, net of income taxes	$(1,226)	$3,100
Gain on sale from discontinued operations, net of income taxes	2,302	—

	$1,076	$3,100

As indicated earlier, our significant dispositions have been recorded as discontinued operations.

•

In September 2005, we sold our U.S. Virgin Islands ready-mix concrete, aggregates, concrete block and cement materials and supplies business. Income (loss) from operations for all periods presented amounted to $2.6 million and $1.7 million for the years ended December 31, 2005 and 2004, respectively. This sale resulted in a gain of $2.3 million.

•

In March 2006, we sold all of the issued and outstanding common shares of AMP Income (loss) from operations for all periods presented amounted to $0.5 million and $1.5 million for the years ended December 31, 2005 and 2004, respectively.

•

On May 2, 2006, we sold the fixed assets and substantially all of the inventory of our joint venture assets of PRCC. Income (loss) from operations for all periods presented amounted to ($2.0) million and ($0.2) million for the years ended December 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

Adequacy of Capital Resources

We generally fund our working capital needs from operations and bank borrowings. In the electronic security services business, monitoring services are typically billed in advance on either a monthly, quarterly or annual basis. Installations of new security systems for residential customers typically result in a net investment in the customer, whereas installations of new security systems for commercial projects typically have neutral to positive cash flow. In the construction division, we have historically expended considerable funds for equipment, labor and supplies. In the construction division, our capital needs have been greatest at the start of a new contract, since we generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing has usually been withheld as retainage until the work is complete. We sometimes provide long term financing to customers who have previously utilized our construction services. During 2006 and 2005, we financed $873,000 and $171,000 respectively, of construction contracts. Repayments by customers are due at different times within the next seven years. Accounts receivable for the materials division are typically established with terms between 30 and 45 days. Our materials division requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs.

As of December 31, 2006, our liquidity and capital resources included cash and cash equivalents of $5.0 million, working capital of $3.8 million and available lines of credit of $0.2 million. Total outstanding liabilities were $140.9 million as of December 31, 2006, compared to $101.8 million a year earlier.

Cash flow used in operating activities for the year ended December 31, 2006 was $6.9 million compared with $2.0 million used in operating activities for the year ended December 31, 2005. The primary use of cash for operating activities during the year ended December 31, 2006 was a decrease in accounts payable. The primary sources of cash from operating activities a net reduction of $1.6 million in notes receivable, a $2.1 million increase in current deferred revenue which is reflective of the increase in our securities monitoring business and a $5.1 million increase in other long-term liabilities which consists primarily of long term deferred installation revenue due to SAB 104.

Net cash used by investing activities was $58.5 million in 2006, including $12.2 million from the sale of the Antiguan and Puerto Rican operations and our third party monitoring operations. We purchase equipment as needed for our ongoing business operations. This resulted in a net cash expenditure of $4.1 million in 2006. During 2006, we sold or disposed of land, leasehold improvements, buildings and equipment resulting in a gain of approximately $2.9 million. The net proceeds, consisting of cash and notes receivable were $9.7 million. The purchase of Guardian accounted for $66.6 million of cash usage.

Net cash provided by financing activities was $65.8 million mainly driven by borrowing. Our uses of cash over the next twelve months will be principally for working capital needs, capital expenditures and for debt service which consists primarily of estimated interest payments of $9.8 million on our outstanding senior debt. We estimate the capital expenditures will be $0.8 million related to the integration of our back office systems onto a consistent platform and the refurbishment of one of our monitoring centers and $1.1 million for our materials operation in Sint Maarten.

Cash flows from discontinued operations are included in the consolidated statement of cash flows within operating, investing and financing activities. The absence of cash flows from discontinued operations is not expected to impact future liquidity or capital resources.

We believe we can fund our planned business activities during the next twelve months with the sources of cash described above.

Debt and Other Obligations

Credit Agreement. On November 10, 2005, Devcon Security Holdings, Inc., a subsidiary of ours, or DSH entered into a Stock Purchase Agreement with the sellers of the issued and outstanding capital stock of Coastal under the terms of which DSH agreed to purchase all of the issued and outstanding capital stock of Coastal for approximately $50.8 million in cash, including transaction costs. In order to obtain the necessary funds to complete the stock purchase, DSH and Devcon Security Services Corp., a wholly-owned subsidiary of DSH, or DSS, entered into a Credit Agreement with CapitalSource, along with other lenders party to the Credit Agreement from time to time. The CapitalSource Revolving Credit Facility which replaced the $35 million senior secured revolving credit facility provided by certain lenders and CIT Financial USA, Inc., provided a three-year revolving credit facility in the maximum principal amount of $70,000,000 for the purpose of providing funds for permitted acquisitions, to refinance existing indebtedness, for the purchase and generation of alarm contracts, for the issuance of letters of credit and for other lawful purposes not prohibited by the credit agreement. The borrowers agreed to secure all of their obligations under the loan documents relating to the credit agreement by granting to the lenders a security interest in and second priority perfected lien on (1) substantially all of their existing and after-acquired personal and real property and (2) all capital stock owned by each borrower of each other borrower. In addition, Devcon International Corp. pledged to the lenders all of its capital stock of DSS. The interest rate on the outstanding obligations under the Credit Agreement is tied to the base rate plus a margin as specified therein or, at the borrowers’ option, to LIBOR plus margin amounting to 11.6%. The potential interest rate spread is base rate plus 150 to 425 basis point or LIBOR plus 325 to 575 basis points.

On March 6, 2006, we completed the acquisition of Guardian in which the Company acquired all of the outstanding capital stock of Guardian for an estimated aggregate cash purchase price of approximately $65.5 million, excluding transaction costs of $1.7 million.

In order to finance the acquisition of Guardian, we increased the amount of credit available under its CapitalSource Revolving Credit Facility from $70 million to $100 million and used $35.6 million under this facility, together with the net proceeds from the issuance of the notes and warrants, described below to purchase Guardian and repay an $8 million CapitalSource Bridge Loan. As of December 31, 2006, we had $10.9 million of unused facility under the CapitalSource Revolving Credit Facility, with zero availability.

Securities Purchase Agreement. On March 6, 2006, we issued to certain investors under the terms of a Securities Purchase Agreement, dated as of February 10, 2006, an aggregate principal amount of $45 million of notes along with warrants to acquire an aggregate of 1,650,943 shares of our common stock at an exercise price of $11.925 per share. The notes required interest at a rate equal to 8% per annum (which rate increased to 18% per annum in the event we failed to make payments required under the notes when due).

On October 20, 2006, under the terms of the Securities Purchase Agreement, the private placement investors received, in exchange for the notes, an aggregate of 45,000 shares of Series A Convertible Preferred Stock, of Devcon with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share for each share of Series A Convertible Preferred Stock.

The issuance of the new Series A Convertible Preferred Stock and of the Warrants could cause the issuance of greater than 20% of our outstanding shares of common stock upon the conversion of the Series A Convertible Preferred Stock and the exercise of the Warrants. The creation of a new class of preferred stock was subject to shareholder approval under Florida law, while, for various reasons related to the potential issuance of greater than 20% of our outstanding shares of common stock, the issuance of the Series A Convertible Preferred Stock required shareholder approval under the rules of Nasdaq. Holders of more than 50% of our common stock approved the foregoing. The approval became effective after the Securities and Exchange Commission rules and regulations relating to the delivery of an information statement on Schedule 14C to our shareholders was satisfied.

See “Item 1 Business–Financings” for a description of recent events concerning the Series A Convertible Preferred Stock, particularly with respect to our obligations to register the shares of our common stock underlying these securities and its potential impact on our liquidity position.

We have two key debt covenants that could affect liquidity. We believe that we will remain in compliance with both covenants in 2007:

•

Debt / Performing RMR (Revolving Credit Facility & Series A Convertible Preferred Stock) – As of February 28, 2007, we had eligible Performing RMR of $3.5 million and outstanding senior debt of $89.1 million (including accrued interest) or a ratio of 25.7x. Our proforma leverage ratio test for the Series A Convertible Preferred Stock, which will be calculated on a net debt basis, including proforma cash from the construction sale and the $45 million face value of the Series A Convertible Preferred Stock to Performing RMR is 35.4x. Given the continued stability of our customer base and the associated Performing RMR we believe that a material decline in either is unlikely during 2007.

•

Attrition rate (Revolving Credit Facility) – Our six month annualized attrition ratio as of February, 2007 was 10.8% compared to a maximum permitted ratio of 11%. Our ratio is being negatively impacted by relatively higher attrition that occurred during September and October of 2006. This higher attrition was caused by the cancellation of a number of wholesale customers whose contracts were not able to be assigned to the buyer of our wholesale business and an increase in cancellations due to a downturn in the real estate market in Florida. Our attrition rate trend over the last six months is as follows:

	Actual Period Attrition		Annualized Monthly Ratio %
	Accounts	Performing RMR
September	4,706	$38,024	14.2%
October	491	$40,222	15.8%
November	805	$23,703	8.8%
December	811	$25,293	8.4%
January	1,006	$35,333	10.2%
February	771	$25,742	7.6%

Related Party Notes. On June 6, 1991, we issued a promissory note in favor of Donald L. Smith, Jr., a director and former President and Chief Executive Officer of ours, in the aggregate principal amount of $2,070,000. The note provided that the balance due under the note was due on January 1, 2004, but this maturity date was extended by agreement between us and Mr. Smith to October 1, 2006. The note was unsecured and bore interest at the prime rate. The note was paid in October 2006.

Off-Balance Sheet Arrangements and Other Contractual Obligations

We have not guaranteed any other person’s or company’s debt, except as more fully described in Note 19 “Commitments and Contingencies” to our consolidated financial statements. Our short-term borrowings, long-term debt, lease commitments and other long-term obligations are more fully described in Notes 9 and 19 respectively. We have not entered into any currency or interest options, swaps or future contracts, nor do we have any off balance sheet debts or transactions.

The following table of contractual obligations includes information with respect to our known contractual obligations as of December 31, 2006.

Table of Contractual Obligations

	Payment due by period (dollars in thousands)
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Current debt	$12	$12	$—	$—	$—
Long-term debt obligations¹	106,735	9,847	96,888	—	—
Capital lease obligations²	144	74	70	—	—
Operating lease obligations³	12,760	2,916	4,031	2,229	3,584
Employment contracts	1,326	587	739	—	—
Preferred Stock redemption	45,000	—	15,000	30,000	—
Preferred Stock dividends	17,184	4,510	8,799	3,875	—

Total	$183,161	$17,946	$125,527	$36,104	$3,584

¹	For purposes of this table, “Long-Term Debt Obligation” means: (i) a payment obligation (included in the Company’s consolidated financial statements) under long-term borrowings referenced in FASB Statement of Financial Accounting Standards No. 47, “Disclosure of Long-Term Obligations,” (March 1981), as may be modified or supplemented, and (ii) fixed and variable interest payment obligations related to such long-term borrowings.
²	For purposes of this table, “Capital Lease Obligation” means the future minimum lease obligation plus imputed interest under a lease classified as a capital lease and disclosed pursuant to FASB Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” (November 1976), as may be modified or supplemented. Capital lease obligations are for vehicles.
³	For purposes of this table, “Operating Lease Obligation” means a payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” (November 1976), as may be modified or supplemented. Operating lease obligations are for facilities, office equipment and vehicles.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements, “Description of Business and Summary of Accounting Policies”. Certain of these policies require the application of subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates and assumptions are based on historical experience, changes in the business environment and other factors that we believe to be reasonable under the circumstances. Different estimates that could have been applied in the current period or changes in the accounting estimates that are reasonably likely can result in a material impact on our financial condition and operating results in the current and future periods. We periodically review the development, selection and disclosure of these critical accounting estimates. The following discussion is furnished for additional insight into certain accounting estimates that we consider to be critical. We base our estimates on historical experience and on various other factors that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Revenue and Cost Recognition

Revenue in the electronic security services division for monitoring and maintenance services is recognized monthly as services are provided pursuant to the terms of subscriber contracts, which have prices that are fixed and determinable. The Company assesses the subscriber’s ability to meet the contract terms, including meeting payment obligations, before entering into the contract. Deferred revenue results from customers who are billed for monitoring in advance of the period in which the services are provided, on a monthly, quarterly or annual basis.

The Company follows Staff Accounting Bulletin 104 (SAB 104), which requires the Company to defer certain installation revenue and expenses, primarily equipment, direct labor and direct and incremental sales commissions incurred. The capitalized costs and revenues related to the installation are then amortized over the 10 year life of an average customer relationship, on a straight line basis. If the customer being monitored is disconnected prior to the expiration of the original expected life, the unamortized portion of the deferred installation services revenue and related deferred costs are recognized in the period the disconnection becomes effective. In accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, the security service contracts that include both installation and monitoring services are considered a single unit of accounting.

Revenue in the electronic security services division for installation services, for which no monitoring contract is connected, is recognized at the time the installation is completed.

Revenue and earnings on construction contracts, including construction joint ventures, are recognized on the percentage-of-completion-method based upon the ratio of costs incurred to estimated final costs, for which collectibility is reasonably assured. We recognize revenue relating to claims only when there exists a legal basis supported by objective and verifiable evidence and additional identifiable costs are incurred due to unforeseen circumstances beyond our control. Change orders resulting in incremental revenue are recognized when the change order is signed by the customer. Change orders which are deductive are recognized when the amount can be reliably estimated.

Revenue for the materials division is recognized when the products are delivered (FOB Destination), invoiced at a fixed price and the collectibility is reasonably assured.

Provisions are recognized in the statement of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. Contract cost is recorded as incurred and revisions in contract revenue and cost estimates are reflected in the accounting period when known. We estimate costs to complete our construction contracts based on experience from similar work in the past. If the conditions of the work to be performed change or if the estimated costs are not accurately projected, the gross profit from construction contracts may vary significantly in the future. The foregoing, as well as weather, stage of completion and mix of contracts at different margins, may cause fluctuations in gross profit between periods and these fluctuations may be significant.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from management’s review and assessment of our customers’ ability to make required payments. We consider the age of specific accounts and a customer’s payment history. For our construction and materials divisions, specific collateral given by the customer to secure the receivable is obtained when we determine necessary. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances might be required.

Provision for Inventory Obsolescence

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

Goodwill Intangible Asset

Our goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets,” we ceased amortizing goodwill effective December 31, 2001.

Goodwill and indefinite-lived intangible assets relate to our electronic security services segment and are assessed for impairment annually on June 30th and, more frequently, if a triggering event occurs utilizing a valuation study. In performing this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill impairment. Since judgment is involved in performing goodwill valuation analyses, there is a risk that the carrying value of our goodwill may be overstated or understated.

As of December 31, 2006 we were not aware of any items or events that would cause us to adjust the recorded value of goodwill for impairment. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated, is less than the carrying value of the reported unit. The carrying value of goodwill exceeds its implied value. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value. Based upon the most recent assessment as of December 31, 2006, the estimated fair value of the goodwill exceeded the recorded value by approximately $18.1 million. Management believes the most significant assumption which would have an effect on the estimated fair value of goodwill is the long-term net attrition rate after considering customer price increases. We estimate that a one percentage point increase in the long-term net attrition rate would affect the fair value by approximately $6.0 million.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 144”). SFAS No. 144 requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Assets with a carrying value of $82.1 million held and used by us at December 31, 2006, including property, plant and equipment and amortizable intangible assets, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test is performed based on assumptions concerning the amount and timing of estimated future cash flows reflecting varying degrees of perceived risk. Impairments to long-lived assets to be disposed of are recorded based upon the fair value of the applicable assets. Since judgment is involved in determining the fair value and useful lives of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated. We believe that a one percent change in any material underlying assumptions would not by itself result in the need to impair an asset.

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. See Note 4, Impairment of Long-Lived Assets.

In 2006, we continued to evaluate and analyze our operations in accordance with SFAS No. 144. This analysis coupled with certain transactions that we entered into indicated that certain operating units were impaired. In the fourth quarter of 2006, we sold construction equipment for less than the carrying value of the equipment resulting in an impairment charge, recorded in the third quarter of 2006, of $.4 million. Subsequent to December 31, 2006, we began negotiating an agreement to sell the joint venture operations and the assets of Devmat and, in anticipation of this sale; we recorded an impairment charge of $0.7 million in the fourth quarter of 2006. In March 2007, we sold construction assets and, based on the net book value of those assets, we recorded an impairment charge of $2.8 million in the fourth quarter of 2006. The cash flow unit and impairment charge recorded in 2006 were as follows:

(dollars in thousands)
Impairment Charge
Construction equipment	$389
Construction housing project – Sint Maarten	112
DevMat joint venture operations	680
Construction assets	2,788

Total 2006 Asset Impairment Charge	$3,969

In 2005, based on continued operating losses and an undiscounted forecast of future cash flows prepared at the cash flow unit, there were a number of operations for which an impairment charge was necessary. The cash flow unit and impairment charge recorded in 2005 were as follows:

(dollars in thousands)
Impairment
Materials division on St. Martin	$1,782
Construction division	1,140
DevMat joint venture operations	135

Total 2005 Asset Impairment Charge	$3,057

Customer accounts are stated at fair value based on the discounted cash flows over the estimated life of the customer contracts and relationships. The Company uses a valuation study at the time of acquisition to determine the value and estimated life of customer accounts purchased in order to determine an appropriate method by which to amortize the acquired asset. The amortization life is based on historic analysis of customer relationships combined with estimates of expected future revenues from customer accounts. The Company amortizes customer accounts on a straight-line basis over the expected life of the customer contracts, which varies from four to seventeen years, and records an additional charge equal to the remaining unamortized value of the customer account when customers discontinue service before the end of the expected life. The additional charge for discontinued accounts is equal to the remaining net book value of the customer contract and relationship for the specific customer account canceled.

Customer accounts are tested on a periodic basis or as circumstances warrant. For purposes of this impairment testing, goodwill is considered to be directly related to the acquired customer accounts. Factors we consider important that could trigger an impairment review include the following:

•	high levels of customer attrition;

•	continuing recurring losses above our expectations; and

•	adverse regulatory rulings.

An impairment test of customer accounts would have to be performed when the undiscounted expected future operating cash flows by asset group, which consists primarily of capitalized customer accounts and related goodwill, is less than the carrying value of that asset group. An impairment would be recognized if the fair value of the customer accounts is less than the net book value of customer accounts.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the year in which the differences are expected to affect taxable income. Valuation allowances are established when it is deemed more likely than not that future taxable income will not be sufficient to realize income tax benefits. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require adjustments to our deferred tax assets. We have established tax accruals for tax contingencies including those as a result of various tax audits currently in process. The amount of income taxes due as a result of the eventual outcome of these audits could differ from the amount of the estimated tax accruals. Subsidiaries located in U.S. possessions and foreign countries file individual income tax returns. U.S. income taxes are not provided on undistributed earnings, which are expected to be permanently reinvested by foreign subsidiaries, unless the earnings can be repatriated in a tax-free or cash-flow neutral manner.

Contingencies

Estimated losses from contingencies are expensed if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Gain contingencies are not reflected in the financial statements until realized. We use judgment in assessing whether a loss contingency is probable and estimable. Actual results could differ from these estimates.

Derivative Financial Instruments

We do not hold or issue derivative instruments for trading purposes. However, the SPA and Certificate of Designations governing the issuance of our Series A Convertible Preferred Stock provide for warrants and a Right to Purchase our Series A Convertible Preferred Stock that required it to be bifurcated and separately valued from the host instrument with which they relate. We recognize these derivatives as liabilities on our balance sheet and measure them at their estimated fair value, and recognize changes in their estimated fair value in earnings in the period of change. We valued the warrants and the Right to Purchase at March 6, 2006, their date of issuance, using an appropriate option pricing model (“the Model”). The Model determined an $8.6 million aggregate value for these derivatives and this value was recorded as a derivative instrument liability and classified as current or long term in accordance with respective maturity dates.

The following embedded derivatives were identified within the Series A Convertible Preferred Stock: i) the ability to convert the Series A Convertible Preferred Stock into common stock; ii) our option to satisfy dividends payable on the Series A Convertible Preferred Stock in common stock in lieu of cash; iii) the potential increase in the dividend rate of the Series A Convertible Preferred Stock in the event a certain level of net cash proceeds from the sale of the our construction and material division assets are not realized with in a specified time frame: and (iv) a change in control redemption right. The embedded derivatives within the Series A Convertible Preferred Stock were bifurcated and valued as a single compound derivative when the Series A Convertible Preferred Stock was issued in October 2006. We estimated that the embedded derivatives had an estimated fair value of approximately $8.4 million as of December 31, 2006. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock and are re–valued at each balance sheet date with the resulting change in value being recorded as a charge or credit to arrive at net (loss) income. Over the life of the Series A Convertible Preferred Stock, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. Furthermore, we have estimated the fair value of these embedded derivatives using the Model which considers the historical volatility of our common stock over the past twelve months of 45%. As a result, during the year ended December 31, 2006, we recognized income of $5.9 million due to the change in estimated fair value of the embedded derivatives.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our consolidated financial statements, the impact of a tax position if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. FIN 48 also requires expanded disclosures, including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examinations by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amount of interest and penalties recognized in the statement of operations and financial position. The provisions of FIN 48 are effective as of the beginning of the 2007 calendar year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that the adoption of FIN 48 will have on our future results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our future consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period, but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. Effective December 31, 2006, we adopted the provisions of SFAS No. 158 and the adoption of SFAS No. 158 had no impact on the Company’s consolidated statement of operations for the year ended December 31, 2006.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We adopted SAB 108 in the fourth quarter of 2006 with no material impact to our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for us on January 1, 2008. We are evaluating the impact that the adoption of SFAS No. 159 will have on our future results of operations and financial position.

Related Person Transactions

We have engaged in transactions with some of our directors or employees, and other related persons. See Note 17, Related Person Transactions, to our consolidated financial statements and Item 13 of Part III.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have not entered into any financial instruments for trading purposes. However, the estimated fair value of the derivatives embedded within our Series A Convertible Preferred Stock creates a market risk exposure resulting from changes in the price of our common stock. These embedded derivatives derive their value primarily based on the price and volatility of our common stock; however, we do not expect significant changes in the near term in the one-year historical volatility of our common stock used to calculate the estimated fair value of the embedded derivatives.

Our exposure to market risk resulting from changes in interest rates results from the variable rate of our Credit Agreement with CapitalSource. An increase in interest rates would result in lower earnings and increased cash outflow and lower borrowing capacity. The interest rate on our senior secured revolving credit facility is payable at variable rates indexed to either LIBOR or the Base Rate. The effect of each 1% increase in the LIBOR rate and the Base Rate on our senior secured revolving credit facility would result in an annual increase in interest expense of approximately $0.9 million. The revolving credit facility is currently due to be repaid by November 8, 2008. Based on repayment on that date and based on the U.S. yield curve as of December 31, 2006 and other available information, we project interest expense on our variable rate debt to increase (decrease) approximately $0.1 million and $(2.2) million for the years ended December 31, 2007 and 2008, respectively.

We have operations overseas. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. The foreign functional currencies with which we deal are Netherlands Antilles Guilders, Eastern Caribbean Units, Bahamian Dollars and Euros. The first three are pegged to the U.S. dollar and have remained fixed for many years. Management does not believe a change in the Euro exchange rate will materially affect our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

The financial information and the supplementary data required in response to this Item are as follows:

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors

and Stockholders of Devcon International Corp.

and Subsidiaries

We have audited the accompanying consolidated balance sheet of Devcon International Corp. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Devcon International Corp. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Berenfeld Spritzer Shechter & Sheer

Certified Public Accountants

Fort Lauderdale, Florida

April 16, 2007

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Devcon International Corp. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

April 15, 2006, except as to Note 1p which is as of April 17, 2007

Fort Lauderdale, Florida

Certified Public Accountants

Consolidated Balance Sheets

December 31, 2006 and 2005

(Amounts shown in thousands except share and per share data)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,015	$4,634
Accounts receivable, net of allowance for doubtful accounts of $2,026 and $1,785, respectively	18,288	17,575
Accounts receivable, related person	506	469
Notes receivable	2,617	1,622
Notes receivable, related person	—	2,160
Costs and estimated earnings in excess of billings	1,485	2,046
Costs and estimated earnings in excess of billings, related person	—	20
Inventories	4,506	2,892
Prepaid expenses	1,501	1,464
Other current assets	6,595	4,757

Total current assets	40,513	37,639

Property, plant and equipment, net:
Land	369	304
Buildings	251	400
Leasehold improvements	1,759	1,081
Equipment	8,443	23,136
Furniture and fixtures	1,219	1,039
Construction in process	1,083	1,629

Total property, plant and equipment	13,124	27,589
Less accumulated depreciation	(1,842)	(5,853)

Total property, plant and equipment, net	11,282	21,736

Investments in unconsolidated joint ventures and affiliates	339	339
Notes receivable, net of current portion	1,926	3,504
Customer lists, net of amortization $16,814 and $4,407, respectively	70,788	46,050
Goodwill	76,577	48,019
Other intangible assets, net of amortization $425 and $94, respectively	2,790	1,724
Long term deferred tax asset	—	186
Other long-term assets	8,682	6,270

Total assets	$212,897	$165,467

See accompanying notes to the consolidated financial statements

Consolidated Balance Sheets (continued)

December 31, 2006 and 2005

(Amounts shown in thousands except share and per share data)

	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade and other	$6,664	$8,094
Accrued operational fees and taxes	2,551	2,215
Accrued expenses and other liabilities	6,618	7,169
Deferred revenue	10,413	4,808
Accrued expense, retirement and severance	671	897
Current installments of long-term debt	76	69
Current installments of long term debt, related person	—	1,725
Billings in excess of costs and estimated earnings	1,037	1,205
Billings in excess of costs and estimated earnings, related person	—	51
Derivative instruments	8,390	—
Note payable to bank	—	8,000
Income tax payable	286	846

Total current liabilities	36,706	35,079

Long-term debt, excluding current installments	89,202	55,521
Retirement and severance, excluding current portion	2,716	4,098
Long-term deferred tax liability	4,682	5,213
Other long-term liabilities, excluding current portion	7,592	1,899

Total liabilities	140,898	101,810

Commitments and contingencies (Note 19)	—	—

Series A Convertible Preferred stock, $1,000 stated value, 10,000,000 shares authorized, 45,000 shares outstanding	35,873	—
Stockholders’ equity:
Common stock, $0.10 par value. shares authorized 15,000,000, shares issued 6,033,882 in 2006 and 6,001,922 in 2005, and shares outstanding 6,033,848 in 2006 and 6,001,888 in 2005	603	600
Additional paid-in capital	31,845	31,325
Retained earnings	4,910	33,624
Accumulated other comprehensive loss – cumulative translation adjustment	(1,232)	(1,892)
Treasury stock, at cost, 34 shares in each of 2006 and 2005	—	—

Total stockholders’ equity	36,126	63,657

Total liabilities and stockholders’ equity	$212,897	$165,467

See accompanying notes to the consolidated financial statements

Consolidated Statements of Operations

For Each of the Years in the Three-Year Period Ended December 31, 2006

(Amounts shown in thousands except share and per share data)

	2006	2005	2004
Revenue
Security revenue	$53,987	$18,515	$943
Materials revenue	15,815	13,232	15,356
Construction revenue	33,987	32,669	25,052
Construction revenue, related person	1,202	6,665	—
Other revenue	632	701	183

Total revenue	105,623	71,782	41,534

Cost of Sales
Cost of Security	(24,627)	(8,044)	(648)
Cost of Materials	(14,442)	(12,558)	(12,841)
Cost of Construction	(35,949)	(36,909)	(17,547)
Cost of Other	(151)	(407)	(157)

Total cost of sales	(75,169)	(57,918)	(31,193)

Gross profit	30,454	13,864	10,341

Operating expenses
Selling, general and administrative	(48,910)	(24,934)	(12,330)
Severance and retirement	(734)	(829)	(990)
Impairment of assets	(3,969)	(3,057)	—

Operating loss	(23,159)	(14,956)	(2,979)

Other income (expense)
Joint venture equity earnings	—	340	71
Interest expense	(22,348)	(2,612)	(123)
Interest income	577	691	884
Loss on early extinguishment of debt	—	(1,008)	—
Gain on Antigua Note	1,230	804	10,970
Derivative financial instrument benefit	5,942	—	—
Other income	1,123	845	—

(Loss) income from continuing operations before income taxes	(36,635)	(15,896)	8,823

Income tax (benefit) expense	(7,627)	(504)	1,286

	2006	2005	2004
Net (loss) income from continuing operations	$ (29,008)	$ (15,392)	$7,537

Income from discontinued operations, net of income tax (benefit) expense of $0, $1,992 and ($846) in 2006, 2005 and 2004, respectively	(3)	(1,226)	3,100
Gain (loss) on sale from discontinued operations, net of income tax expense of $0, $0 and $0 in 2006, 2005 and 2004, respectively	297	2,302	—

Net (loss) income	$(28,714)	$(14,316)	$10,637

Basic (loss) income per share:
Continuing operations	$(4.81)	$(2.60)	$1.73

Discontinued operations	$0.05	$.18	$.71

Basic (loss) income per share	$(4.76)	$(2.42)	$2.44

Diluted (loss) income per share:
Continuing operations	$(4.81)	$(2.60)	$1.48

Discontinued operations	$0.05	$.18	$.61

Diluted (loss) income per share	$(4.76)	$(2.42)	$2.09

Weighted average number of shares outstanding:
Basic	6,025,777	5,904,043	4,363,476

Diluted	6,025,777	5,904,043	5,096,566

See accompanying notes to the consolidated financial statements

Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income

For Each of the Years in the Three-Year Period Ended December 31, 2006

(Amounts shown in thousands except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2003	$338	$9,209	$37,740	$(1,148)	$(590)	$45,549
Comprehensive income:
Net income			10,637			10,637
Currency translation adjustment	—	—	—	(242)	—	(242)

Comprehensive income			10,637	(242)		10,395
Issuance of 2,000,000 shares for cash	200	17,232				17,432
Issuance of 214,356 shares for acquisition	21	2,017				2,038
Repurchase of 8,247 shares					(135)	(135)
Retirement of 80,703 shares	(8)	(348)	(271)		627	—
Exercise of 236,231 stock options	24	1,056	—	—	—	1,080
Expense for services	—	390	—	—	—	390
Issuance of stock options		234	—	—	—	234

Balance at December 31, 2004	$575	$29,790	$48,106	$(1,390)	$(98)	$76,983

Comprehensive income:
Net (loss)	—	—	(14,316)	—	—	(14,316)
Currency translation adjustment	—	—	—	(502)	—	(502)

Comprehensive (loss)	—	—	(14,316)	(502)		(14,818)
Issuance of 13,718 shares for acquisition	1	129	—	—	—	130
Repurchase of 17,300 shares	—	—	—	—	(235)	(235)
Retirement of 31,610 shares of treasury stock	(3)	(164)	(166)	—	333	—
Exercise of 266,757 stock options	27	1,495	—	—	—	1,522
Expense for services	—	75	—	—	—	75

Balance at December 31, 2005	$600	$31,325	$33,624	$(1,892)	$—	$63,657
Comprehensive income:
Net (loss)	—	—	(28,714)	—	—	(28,714)
Currency translation adjustment	—	—	—	660	—	660
Comprehensive (loss)	—	—	(28,714)	660	—	(28,054)
Exercise of 31,960 stock options	3	135	—	—	—	138
Stock-based compensation expense	—	385	—	—	—	385

Balance at December 31, 2006	$603	$31,845	$4,910	$(1,232)	$—	$36,126

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows

For Each of the Years in the Three-Year Period Ended December 31, 2006

(Amounts shown in thousands except share and per share data)

	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(28,714)	$(14,316)	$10,637

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on settlement of note receivable	—	—	(5,956)
Non-cash stock compensation	385	75	586
Compensation expense for warrants	—	—	390
Depreciation and amortization	22,751	10,494	5,035
Deferred income tax benefit (expense)	(8,853)	(4,007)	1,539
Provision for doubtful accounts and notes	381	260	1,547
Impairment on long-lived assets	3,969	4,066	622
Gain on sale of property and equipment	(2,907)	(2,651)	(219)
Minority interest in loss of consolidated subsidiaries	35	(57)	1
Accretion on notes payable	8,561	—	—
Change in fair value of derivatives	(5,941)	—	—
Loss on early extinguishment of debt	—	(883)	—
Loan origination cost, amortization	815	100	—
Joint venture (earnings)	—	(340)	(8)

Changes in operating assets and liabilities:
Accounts receivable	680	(4,743)	(723)
Accounts receivable – related person	(37)	578	(157)
Notes receivable	(556)	(1,868)	(377)
Notes Receivable - related person	2,160	615	167
Costs and estimated earnings in excess of billings	561	(916)	40
Costs and estimated earnings in excess of billings, related person	20	(20)	—
Inventories	(727)	1,598	534
Prepaid expenses & other current assets	(456)	3,216	(2,245)
Other long-term assets	(2,353)	(460)	(1,531)
Accounts payable, accrued expenses and other liabilities	(3,120)	5,372	4,416
Deferred revenue	2,161	584	129
Billings in excess of costs and estimated earnings	(168)	999	(201)
Billings in excess of costs and estimated earnings, related person	(51)	(488)	269
Income tax payable	(560)	(220)	(1,869)
Other long-term liabilities	5,112	1,036	(177)

Net cash (used in) provided by operating activities	(6,852)	(1,976)	12,449

See accompanying notes to the consolidated financial statements

Consolidated Statements of Cash Flows (Continued)

For Each of the Years in the Three-Year Period Ended December 31, 2006

(Amounts shown in thousands except share and per share data)

	2006	2005	2004
Cash flows from investing activities:
Purchases of property, plant and equipment	$(4,135)	$(8,833)	$(9,299)
Cash paid for leasehold improvement	—	(799)	(463)
Cash used in business acquisitions, net of cash acquired	(66,566)	(91,623)	(3,848)
Proceeds from disposition of property, plant and equipment and customer lists	2,447	10,830	209
Proceeds from disposition of business	9,733	—	—
Issuance of notes related to the sale of assets	—	—	(759)
Payments received on notes related to the sale of assets	44	273	9,461
Investments in unconsolidated joint ventures	—	363	(5)

Net cash used in investing activities	(58,477)	(89,789)	(4,704)

Cash flows from financing activities:
Proceeds from issuance of stock	139	1,652	18,159
Purchase of stock treasury	—	(234)	(136)
Proceeds from debt	83,469	8,000	—
Principal payments on debt	(11,873)	(22)	(58)
Principal payments on debt, related person	(1,725)	—	(345)
Cash paid for debt issuance cost	(4,240)	(1,895)	—
Net borrowing, lines of credit	—	53,970	—

Net cash provided by financing activities	65,770	61,471	17,620
Effect of exchange rate changes on cash	(60)	—	(467)

Net increase (decrease) in cash and cash equivalents	381	(30,294)	24,898

Cash and cash equivalents, beginning of year	4,634	34,928	10,030

Cash and cash equivalents, end of year	$5,015	$4,634	$34,928

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,114	$1,416	$164
Cash paid for income taxes	$538	$696	$307

Supplemental non-cash items:
Non-cash reduction of note receivable	$335	$458	$484
Issuance of shares for acquisition	—	130	—
Conversion of Notes into Series A Preferred Stock	$35,873	$—	$—

See accompanying notes to the consolidated financial statements

DEVCON INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD

ENDED DECEMBER 31, 2006

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Devcon International Corp. and its subsidiaries (“the Company”) provides electronic security services and products to residences, financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of government departments and health care and educational facilities. The Company also produces and distributes ready-mix concrete, crushed stone and sand and distributes bagged cement in the Caribbean. The Company also performs earthmoving, excavating and filling operations, builds golf courses, roads and utility infrastructures, dredges waterways and constructs deep-water piers and marinas in the Caribbean. On March 21, 2007, the Company completed the sale of fixed assets, inventory and customer lists constituting a majority of the assets of the Company's construction division. See Note 24, Subsequent Events, for further discussion.

(b)	BASIS OF PRESENTATION

These consolidated financial statements include the accounts of Devcon International Corp. and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company’s investments in unconsolidated joint ventures and affiliates are accounted for under the equity and cost methods. Under the equity method, original investments are recorded at cost and then adjusted by the Company’s share of undistributed earnings or losses of these ventures. Other investments in unconsolidated joint ventures in which the Company owns less than 20% are accounted for using the cost method.

(c)	REVENUE RECOGNITION

ELECTRONIC SECURITY SERVICES DIVISION

Revenue in the electronic security services division for monitoring and maintenance services is recognized monthly as services are provided pursuant to the terms of subscriber contracts, which have prices that are fixed and determinable. The Company assesses the subscriber’s ability to meet the contract terms, including meeting payment obligations, before entering into the contract. Deferred revenue results from customers who are billed for monitoring in advance of the period in which the services are provided, on a monthly, quarterly or annual basis.

The Company follows Staff Accounting Bulletin 104 (SAB 104), which requires the Company to defer certain installation revenue and expenses, primarily equipment, direct labor and direct and incremental sales commissions incurred. The capitalized costs and deferred revenues related to the installation are then amortized over the 10 year life of an average customer relationship, on a straight line basis. If the customer being monitored is disconnected prior to the expiration of the original expected life, the unamortized portion of the deferred installation revenue and related capitalized costs are recognized in the period the disconnection becomes effective. In accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, the security service contracts that include both installation and monitoring services are considered a single unit of accounting.

Revenue in the electronic security services division for installation services, for which no monitoring contract is connected, is recognized at the time the installation is completed.

MATERIALS DIVISION

Revenue is recognized when the products are delivered (FOB Destination), invoiced at a fixed price and the collectibility is reasonably assured.

CONSTRUCTION DIVISION

The Company uses the percentage-of-completion method of accounting for both financial statements and tax reports. Revenue is recorded based on the Company’s estimates of the completion percentage of each project, based on the cost-to-complete method. Anticipated contract losses, when probable and estimable, are charged to income. Changes in estimated contract profits are recorded in the period of change. Selling, general and administrative expenses are not allocated to contract costs. Monthly billings are based on the percentage of work completed in accordance with each specific contract. While some contracts extend longer, most are completed within one year. Revenue is recognized under the percentage-of-completion method when there is an agreement for the work, with a fixed price for the work performed or a fixed price for a quantity of work delivered, and collectibility is reasonably assured. The Company recognizes revenue relating to claims only when there exists a legal basis supported by objective and verifiable evidence and additional identifiable costs are incurred due to unforeseen circumstances beyond the Company’s control. Change orders resulting in incremental revenue are recognized when the change order is signed by the customer. Change orders which are deductive are recognized when the amount can be reliably estimated.

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

For the security division, inventories are primarily electronic sensors, wire and control panels (“component parts”) purchased from independent suppliers. The inventories of component parts are valued using the weighted average historical cost method to value inventory which approximates the first-in first-out cost method. If the installation of security systems will have future recurring revenue, the costs to install are deferred and included in work in process inventory. When the installation is complete, the deferred installation costs are capitalized and included in other current and long term assets accordingly. The capitalized installation costs are then amortized over the life of an average customer contract life or 10 years. If the site being monitored is disconnected prior to completion of the original expected life, the unamortized portion of the deferred installation and direct costs to acquire are expensed.

For the construction and materials division purchased inventory, primarily cement, concrete block and sand are valued at invoice cost plus inbound freight. Manufactured aggregate and inventory values include allocable extracting, crushing, and washing costs, which includes labor, supplies, extraction royalties and quarry department direct overhead. Selling and general administrative costs are not allocated to inventory. Amounts are removed from inventory based upon average costs, which are adjusted quarterly.

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

Depreciation expense was $5.0 million, $4.0 million and $2.3 million for 2006, 2005 and 2004 respectively, excluding discontinued operations.

(i)	IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 144”). SFAS No. 144 requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Assets with a carrying value of $82.1 million held and used by the Company at December 31, 2006, including property, plant and equipment and amortizable intangible assets, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test is performed based on assumptions concerning the amount and timing of estimated future cash flows reflecting varying degrees of perceived risk. Impairments to long-lived assets to be disposed of are recorded based upon the fair value of the applicable assets. Since judgment is involved in determining the fair value and useful lives of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated. Management believes that a one percent change in any material underlying assumptions would not by itself result in the need to impair an asset.

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

In 2006, we continued to evaluate and analyze our operations in accordance with SFAS No. 144. This analysis, coupled with certain transactions that we entered into, indicated that certain operating units were impaired. In the fourth quarter of 2006, we sold construction equipment for less than the carrying value of the equipment resulting in an impairment charge, recorded in the third quarter of 2006, of $0.4 million. Subsequent to December 31, 2006, we entered into an agreement to sell the joint venture operations and the assets of DevMat and, in anticipation of this sale, we recorded an impairment charge of $0.7 million in the fourth quarter of 2006. In March 2007, we sold construction assets and, based on the net book value of those assets, we recorded an impairment charge of $2.8 million in the fourth quarter of 2006. The cash flow unit and impairment charge recorded in 2006 were as follows:

(dollars in thousands)
Description of Cash Flow Unit	Impairment Charge
Construction equipment	$389
Construction housing project – Sint Maarten	112
DevMat joint venture operations	680
Construction assets	2,788

Total 2006 Asset Impairment Charge	$3,969

In 2005, based on continued operating losses and an undiscounted forecast of future cash flows prepared at the cash flow unit, there were a number of operations for which an impairment charge was necessary. The cash flow unit and impairment charge recorded in 2005 were as follows:

(dollars in thousands)
Description of Cash Flow Unit	Impairment Charge
Materials division on St. Martin	$1,782
Construction division	1,140
DevMat joint venture operations	135

Total 2005 Asset Impairment Charge	$3,057

Customer accounts are stated at fair value based on the discounted cash flows over the estimated life of the customer contracts and relationships. The Company uses a valuation study at the time of acquisition to determine the value and estimated life of customer accounts purchased in order to determine an appropriate method by which to amortize the acquired asset. The amortization life is based on historic analysis of customer relationships combined with estimates of expected future revenues from customer accounts. The Company amortizes customer accounts on a straight-line basis over the expected life of the customer contracts, which varies from four to seventeen years, and records an additional charge equal to the remaining unamortized value of the customer account when customers discontinue service before the end of the expected life. The additional charge for discontinued accounts is equal to the remaining net book value of the customer contract and relationship for the specific customer account canceled.

Customer accounts are tested on a periodic basis or as circumstances warrant. For purposes of this impairment testing, goodwill is considered to be directly related to the acquired customer accounts. Factors we consider important that could trigger an impairment review include the following:

high levels of customer attrition;

continuing recurring losses above our expectations; and

adverse regulatory rulings.

An impairment test of customer accounts would have to be performed when the undiscounted expected future operating cash flows by asset group, which consists primarily of capitalized customer accounts and related goodwill, is less than the carrying value of that asset group. An impairment would be recognized if the fair value of the customer accounts is less than the net book value of customer accounts.

(j)	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets,” we ceased amortizing goodwill effective December 31, 2001.

Goodwill and indefinite-lived intangible assets relate to the Company’s electronic security services segment and are assessed for impairment annually on June 30th and, more frequently, if a triggering event occurs utilizing a valuation study. In performing this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill impairment. Since judgment is involved in performing goodwill valuation analyses, there is a risk that the carrying value of our goodwill may be overstated or understated.

As of December 31, 2006, the Company was not aware of any items or events that would result in an adjustment to the recorded value of goodwill for impairment. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated, is less than the carrying value of the reported unit. The carrying value of goodwill exceeds its implied value. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value. Based upon the most recent assessment as of December 31, 2006, the estimated fair value of the goodwill exceeded the recorded value by approximately $18.1 million. Management believes the most significant assumption which would have an effect on the estimated fair value of goodwill is the long-term net attrition rate after considering customer price increases. Management estimates that a one percentage point increase in the long-term net attrition rate would affect the fair value by approximately $6.0 million.

(k)	FOREIGN CURRENCY TRANSLATION

All balances denominated in foreign currencies are revalued at year-end rates to the respective functional currency of each subsidiary. For the subsidiary with a functional currency other than the U.S. dollar, assets and liabilities have been translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated into U.S. dollars at average exchange rates during the period. The translation adjustment increased (decreased) equity by $660,532, $(502,610) and $(241,263) in 2006, 2005 and 2004, respectively. Gains or losses on foreign currency transactions are reflected in the net income of the period. The income (expense) recorded in selling, general & administrative expenses was $199,034, $(306,069) and $184,449 in 2006, 2005 and 2004, respectively.

The Company does not record a foreign exchange loss or gain on long-term inter-company debt for its subsidiaries. This gain or loss is deferred and combined with the translation adjustment of said subsidiary. If and when the debt is paid, in part or whole, the deferred loss or gain will be realized and will affect the result of the respective period.

(l)	(LOSS) INCOME PER SHARE

The Company computes (loss) income per share in accordance with the provisions of SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting basic and diluted income per share. Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares outstanding during the period. Diluted (loss) income per share is computed assuming the exercise of stock options under the treasury stock method and the related income tax effects, if not antidilutive. For loss periods, common share equivalents are excluded from the calculation, as their effect would be antidilutive. See Note 11 of the notes to the consolidated financial statements for the computation of basic and diluted number of shares.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No.123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). The Company adopted SFAS 123R using the modified prospective basis. Under this method, compensation costs recognized beginning January 1, 2006 included costs related to 1) all share-based payments granted prior to but not yet vested as of January 1, 2006, based on previously estimated grant-date fair values and 2) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company has continued to use the Black-Scholes option pricing model to estimate the fair value of stock options granted subsequent to the date of adoption of SFAS 123R.

Prior to January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

The Company granted 299,000 stock options in 2006. The Company did not grant any options in 2005. The per share weighted-average fair value of stock options granted during 2006 and 2004 was $2.15 and $3.11, respectively, on the grant date, using the Black Scholes option-pricing model with the following assumptions:

	2006	2004
Expected dividend yield	—	—
Expected price volatility	41.3%	27.5%
Risk-free interest rate	5.1%	3.6%
Expected life of options	4.0 years	5.5 years

During 2006, the Company determined compensation cost based on fair value at the grant date for stock options under SFAS 123R. Such compensation cost is included in the 2006 results of operations in the condensed consolidated financial statements. Had the Company determined compensation cost based on fair value at the grant date for stock options under SFAS 123 during 2005 and 2004, the Company’s net (loss) income would have been the pro forma amounts below:

	2005	2004
Net (loss) income, as reported	$(14,316)	$10,637
Add total stock-based employee compensation expense included in reported net income, net of tax	75	25
Deduct total stock-based employee compensation expense determined under fair-value based method for all rewards, net of tax	(79)	(186)

Pro forma net (loss) income	$(14,320)	$10,476
Basic (loss) income per share, as reported	$(2.42)	$2.44
Basic (loss) income per share, pro forma	$(2.43)	$2.40
Diluted (loss) income per share, as reported	$(2.42)	$2.09
Diluted (loss) income per share, pro forma	$(2.43)	$2.06

(p)	RECLASSIFICATIONS

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between periods presented.

In September 2005, the Company sold its U.S. Virgin Islands quarries, concrete batch plant, and building products business. In March 2006, the Company sold its outstanding common shares of Antigua Masonry Products, Ltd., a subsidiary, the business of which constituted all of the Company’s materials business in Antigua and Barbuda. Finally, in May 2006, the Company sold its fixed assets and substantially the entire inventory of its joint venture assets of Puerto Rico Crushing Company. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of these operations have been reclassified from continuing to discontinued operations for all years presented in the accompanying Consolidated Statements of Operations, as well as Notes 3, 15, and 16 of the Notes to the Consolidated Financial Statements.

(q)	LEASES

In accordance with SFAS No. 13, the Company performs a review of newly acquired leases to determine whether a lease should be treated as a capital or operating lease. Capital lease assets are capitalized and depreciated over the term of the initial lease. A liability equal to the present value of the aggregated lease payments is recorded utilizing the stated lease interest rate. If an interest rate is not stated the Company will determine an estimated cost of capital and utilize that rate to calculate the present value. If the lease has an increasing rate over time and/or is an operating lease, all leasehold incentives, rent holidays, or other incentives will be considered in determining if a deferred rent liability is required. Leasehold incentives are capitalized and depreciated over the initial term of the lease.

(r)	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its consolidated financial statements, the impact of a tax position if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. FIN 48 also requires expanded disclosures, including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examinations by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amount of interest and penalties recognized in the statement of operations and financial position. The provisions of FIN 48 are effective as of the beginning of the 2007 calendar year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its future results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its future consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period, but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158 and the adoption of SFAS No. 158 had no impact on its consolidated statement of operations for the year ended December 31, 2006.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company adopted SAB 108 in the fourth quarter of 2006 with no material impact to its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company evaluating the impact that the adoption of SFAS No. 159 will have on its future results of operations and financial position.

(2)	ACQUISITIONS

On February 28, 2005, the Company, through Devcon Security Services Corporation (“DSS”), a wholly owned subsidiary, completed the acquisition of certain net assets of Starpoint Limited’s electronic security services operation (an entity controlled by Adelphia Communications Corporation, a Delaware corporation) for approximately $40.2 million in cash, based substantially upon contractually RMR of approximately $1.15 million. The transaction was completed pursuant to the terms of an Asset Purchase Agreement, dated as of January 21, 2005 as amended (the “Asset Purchase Agreement”). Other than the Asset Purchase Agreement, there is no material relationship between the parties. The transaction received approval by the United States Bankruptcy Court for the Southern District of New York in an order issued on January 28, 2005.

The Company utilized $24.6 million of the $35.0 million available under a Credit Facility provided by CIT, as discussed in Note 9, Debt, to satisfy a portion of the cash purchase price for the acquisition. The balance of the purchase price, including payment of $0.6 million of transaction costs, was satisfied by using cash on hand.

The acquisition was recorded using the purchase method of accounting. The purchase price allocation is based upon a valuation study as to fair value. The purchase price, adjusted for certain non-performing contracts as well as certain working capital adjustments, has been recorded pursuant to the terms of the Asset Purchase Agreement and appropriately allocated to each account set out below. Results included for the acquisition are for the period February 28, 2005 to December 31, 2006.

The purchase price allocation is as follows:

Purchase Price Allocation Starpoint	(dollars in thousands)
Accounts receivable	$1,021
Inventory	276
Fixed Assets	313
Contractual agreements	6,460
Customer relationships	11,370
Deferred revenue	(2,192)
Other liabilities	(487)
Goodwill	21,904

Total Price Allocation	$38,665

On November 10, 2005, DSH entered into a Stock Purchase Agreement with the sellers of the issued and outstanding capital stock, and certain of Sellers’ representatives, of Coastal Security Company, (“Coastal”), pursuant to which DSH agreed to purchase all of the issued and outstanding capital stock of Coastal for approximately $50.8 million in cash, including transaction costs. As more completely discussed in Note 9, Debt, to finance the acquisition, in addition to utilizing existing cash, the Company refinanced its existing senior secured revolving credit facility provided by certain lenders and CIT Financial USA, Inc, with a new $70 million Credit Agreement with CapitalSource Finance, LLC (“CapitalSource Revolving Credit Facility”).

The acquisition was recorded using the purchase method of accounting. The purchase price allocation is based upon a valuation study as to fair value. Under the purchase method of accounting, the purchase price allocation could be adjusted for up to one year based on information which, if known at the date of acquisition, would have effected the allocation. Additionally, under the terms of the Stock Purchase Agreement, there could be adjustments to the purchase price, and thereby the allocation thereof, based on a post closing review of the final balance sheet and recurring monthly monitoring revenue of Coastal.

The purchase price allocation is as follows:

Preliminary Purchase Price Allocation Coastal	(dollars in thousands)
Cash	$214
Accounts receivable	1,596
Inventory	890
Other current assets	164
Net fixed assets	1,002
Contractual agreements	8,700
Customer relationships	20,300
Non compete agreement	1,200
Accounts payable	(582)
Accrued wages	(603)
Deferred revenue	(584)
Deferred tax liability	(3,931)
Other liabilities	(492)
Goodwill	22,936

Total Purchase Price Allocation	$50,810

On March 6, 2006, the Company completed the acquisition of Guardian International, Inc. (“Guardian”) under the terms of an Agreement and Plan of Merger, dated as of November 9, 2005, between the Company, an indirect wholly-owned subsidiary of the Company and Guardian in which the Company acquired all of the outstanding capital stock of Guardian for an estimated aggregate cash purchase price of approximately $65.5 million, excluding transaction costs of $1.7 million. This purchase price consisted of (i) approximately $24.6 million paid to the holders of the common stock of Guardian, (ii) approximately $23.3 million paid to redeem two series of Guardian’s preferred stock, (iii) approximately $13.3 million used to assume and pay specified Guardian debt obligations and expenses and (iv) approximately $1.0 million used to satisfy specified expenses incurred by Guardian in connection with the merger. The balance of the purchase consideration, approximately $3.3 million, was placed in escrow. Subject to reconciliation based upon RMR and net working capital levels as of closing and subject to other possible adjustments, Guardian common shareholders received a partial pro-rata distribution from escrow in July 2006, with the balance pending resolution of certain specific income tax matters.

In order to finance the acquisition of Guardian, the Company increased the amount of cash available under its CapitalSource Revolving Credit Facility from $70 million to $100 million and used $35.6 million under this facility, together with the net proceeds from the issuance of notes and warrants, to purchase Guardian and repay the $8 million CapitalSource Bridge Loan. The Company issued to certain investors, under the terms of a Securities Purchase Agreement, dated as of February 10, 2006, an aggregate principal amount of $45 million of notes along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share. On October 20, 2006, the notes were exchanged for Series A Convertible Preferred Stock.

The Company recorded the acquisition using the purchase method of accounting. The preliminary purchase price allocation is based upon a valuation study as to fair value. Additionally, the preliminary purchase price allocation reflects adjustments since the acquisition date resulting from information subsequently obtained to complete an estimate of the fair value of the acquired assets and liabilities. Through December 31, 2006, the net effect of those adjustments was $2.9 million additional value allocated to Goodwill, primarily related to the estimated value of deferred tax liabilities. Results of operations included for the acquisition are for the period March 6, 2006 to December 31, 2006.

The purchase price allocation is as follows:

Purchase Price Allocation Guardian	(dollars in thousands)
Cash	$930
Accounts receivable	2,377
Inventory	1,376
Other assets	135
Net fixed assets	1,097
Customer contracts	14,000
Customer relationships	30,000
Trade name	1,400
Accounts payable and other liabilities	(3,511)
Deferred revenue	(2,782)
Deferred tax liability	(11,018)
Goodwill	32,434

Total Purchase Price Allocation	$66,438

Acquired deferred revenue results from customers who are billed for monitoring in advance of the period in which the services are provided, on a monthly, quarterly or annual basis. This deferred revenue would be recognized as monitoring and maintenance services are provided pursuant to the terms of subscriber contracts.

The following table shows the condensed consolidated results of continuing operations of the Company, SEC, Starpoint, Coastal and Guardian, as though these acquisitions had been completed at the beginning of each year being reported:

	(dollars in thousands) Twelve Months Ended December 31
	2006	2005	2004
Revenue	$110,665	$118,037	$93,805
Net (loss) income	$(28,674)	$(13,513)	$11,566
(Loss) income per common share – basic	$(4.76)	$(2.29)	$2.65
(Loss) income per common share – diluted	$(4.76)	$(2.29)	$2.27
Weighted average shares outstanding:
Basic	6,025,777	5,904,043	4,363,476
Diluted	6,025,777	5,904,043	5,096,566

(3)	DISCONTINUED OPERATIONS

On September 30, 2005, the Company and its wholly owned subsidiary, V.I. Cement & Building Products, Inc. completed the sale of its U.S. Virgin Islands material operations to Heavy Materials, LLC, a U.S. Virgin Islands limited liability company and private investor group, pursuant to an Asset Purchase Agreement dated as of August 15, 2005, for $10.7 million in cash plus the issuance of a promissory note (the “Note”) to the Company in the aggregate principal amount of $2.6 million. The Note has a term of three years bearing interest at 5% per annum with interest only being paid quarterly in arrears during the first twelve months and principal and accrued interest being paid quarterly (principal being paid in eight equal quarterly installments) for the remainder of the term of the Note until the maturity date. The cash proceeds, $10.4 million net of closing costs, were received in October 2005. All quarterly payments have been received by the Company.

On March 2, 2006, the Company entered into a Stock Purchase Agreement with A. Hadeed or his nominee and Gary O’Rourke, under which the Company completed the sale of all of the issued and outstanding common shares of Antigua Masonry Products (“AMP). In connection with this sale, the purchasers acknowledged that preferred shares of AMP with a face value equal to EC 1,436,485 (US $532,032) as of the date of the sale (collectively, the “Preferred Shares”) were outstanding and owned beneficially and of record by certain third parties and that such Preferred Shares were reflected as debt on AMP’s books and records. The purchasers further acknowledged that their acquisition of AMP was subject to the Preferred Shares and that the purchasers have sole responsibility of satisfying and discharging all obligations represented by such Preferred Shares, which represented an aggregate amount slightly in excess of $500,000. Under the terms of this Stock Purchase Agreement, the purchasers acquired 493,051 common shares of AMP for a purchase price equal to $5.1 million, subject to certain adjustments. This purchase price was paid entirely in cash. In addition, the transaction included transfers of certain assets from the Antigua operations to the Company, as well as pre-closing transfers to AMP of certain preferred shares in AMP that were owned by the Company.

On May 2, 2006, the Company sold its fixed assets and substantially all of the inventory of Puerto Rico Crushing Company (“PRCC”) in a sale agreement with Mr. Jose Criado, through a company controlled by Mr. Criado. As part of the sale, Mr. Criado assumed substantially all employee-related severance costs and liabilities arising from the lease agreement (including reclamation and leveling) for the quarry land for a purchase price of $700,000 in cash and a two-year 5% note in an amount equal to the value of inventory as of the closing date, which was $27,955.

The accompanying Consolidated Statements of Operations for all the years presented have been adjusted to classify the material operations of the U.S Virgin Islands, AMP and PRCC as discontinued operations. Selected statement of operations data for the Company’s discontinued operations is as follows:

	(dollars in thousands) Period Ending December 31,
	2006	2005	2004
Total revenue	$3,528	$27,106	$27,624

Pre-tax income from discontinued operations	(3)	766	2,254
Pre-tax gain on disposal of discontinued operations	297	2,302	—

Income before tax	294	3,068	2,254
Income tax (provision) benefit	—	(1,992)	846

Income from discontinued operations, net of income taxes	$294	$1,076	$3,100

A summary of the total assets of discontinued operations included in the accompanying consolidated balance sheet is as follows:

(dollars in thousands) December 31, 2006
Cash	$485
Accounts receivable, net of allowance	992
Notes receivable, net	407
Inventory	592
Other assets	438
Property and equipment, net	5,057

Total Assets	$7,971

(4)	IMPAIRMENT OF LONG LIVED ASSETS

Impairment Charges in 2006

In 2006, the Company continued to evaluate and analyze our operations in accordance with SFAS No. 144. This analysis, coupled with certain transactions that the Company entered into, indicated that certain operating units were impaired. In the fourth quarter of 2006, the Company sold construction equipment for less than the carrying value of the equipment resulting in an impairment charge, recorded in the third quarter of 2006, of $0.4 million. Subsequent to December 31, 2006, the Company entered into an agreement to sell the joint venture operations and the assets of DevMat and, in anticipation of this sale, the Company recorded an impairment charge of $0.7 million in the fourth quarter of 2006. In March 2007, the Company sold construction assets and, based on the net book value of those assets, the Company recorded an impairment charge of $2.8 million in the fourth quarter of 2006. See Note 24, Subsequent Events. The impairment charge recorded in 2006 was as follows:

(dollars in thousands)
Description of Cash Flow Unit	Impairment Charge
Construction equipment	$389
Construction housing project – Sint Maarten	112
DevMat joint venture operations	680
Construction assets	2,788

Total 2006 Asset Impairment Charge	$3,969

Impairment Charges in 2005

An analysis of the various construction contracts, quarry and material aggregate sites, as well as the operations of the DevMat joint venture, determined that for purposes of compliance with SFAS No. 144, the Company had identifiable cash flow operating units for which an impairment analysis should be prepared. The impairment charge recorded in 2006 was as follows:

(dollars in thousands)
Description of Cash Flow Unit	Impairment Charge
Materials division on St. Martin	$1,782
Construction division	1,140
DevMat joint venture operations	135

Total 2005 Asset Impairment Charge	$3,057

The quarry, aggregate and ready-mix operations on the Island of St. Martin/Sint Maarten had closely related operational management and interdependence. A discounted forecast of future operating cash flows for the St. Martin/Sint Maarten operations resulted in an impairment charge of $1.8 million. The operations have historically generated losses and breakeven to negative net cash flows after required capital expenditures to maintain the assets. The ability to generate revenues and resulting value of the assets for the St. Martin operations is largely controlled by the island economy of St. Martin/Sint Maarten. Fair market value for the long-lived assets sold individually was considered, but did not identify a value greater than the forecast of cash flows. The future depreciable life of the St. Martin/Sint Maarten assets was determined as unchanged from historic rates.

The construction operations consisted of an existing backlog of construction projects combined with a forecast of projects which were under various states of preparing bids and expected start dates. The preparation of bids, budgeting, equipment management and contract administration was performed centrally at the Company’s construction offices in Deerfield Beach, Florida. Accordingly, an appropriate amount of administrative overhead was identified and charged to the gross margin forecasted for the construction projects. After review of the forecasted discounted cash flows, an impairment charge of $1.1 million was recorded for the construction operations. The future depreciable life of the construction operation assets was determined as unchanged from historic rates.

After developing a probability forecast of the revenues and expenses of the DevMat joint venture operations, the Company determined that there was an impairment of $135,000 on DevMat’s long-lived assets. The Company further determined that the useful life expected for the long-lived assets was approximately five years from December 31, 2005 after considering a reasonable amount of capital expenditures projected to maintain the assets during the reduced useful life.

Additionally, during the fourth quarter of 2005, the Company recorded a $1.0 million impairment charge for the Puerto Rico operations as determined by the anticipated net proceeds from sale of the PRRC operations in May 2006. These operations have been classified as discontinued operations for all periods presented. See Note 3, Discontinued Operations.

Impairment Charges in 2004

In the fourth quarter of 2004, the Company recorded an impairment charge for its materials division based upon a review of leasehold improvements on three of its quarry sites. The Company determined that the aggregate material, included within these quarry bases was no longer providing a future benefit to the Company’s extraction operations and, accordingly, a $0.6 million charge was recorded.

(5)	RECEIVABLES

Accounts receivable consist of the following:

	(dollars in thousands) December 31,
	2006	2005
Materials division trade accounts	$1,790	$3,302
Materials division trade accounts, related person	—	—
Construction division trade accounts receivable, including retainage	6,579	7,874
Construction division trade accounts, including retainage, related person	506	469
Security division trade accounts	10,721	4,186
Due from sellers and other receivables	1,214	3,750
Due from employees	10	248

	20,820	19,829
Allowance for doubtful accounts	(2,026)	(1,785)

Total accounts receivable, net	$18,794	$18,044

	(dollars in thousands)
	2006	2005	2004
Allowance for doubtful accounts:
Beginning balance	$1,785	$2,785	$2,166
Allowance charged to operations, net	1,120	320	1,547
Allowance obtained through acquisitions	222	293	40
Allowance eliminated with divestitures	(550)	—	—
Direct write-downs charged to the allowance	(551)	(1,613)	(968)

Ending balance	$2,026	$1,785	$2,785
Recovery of previously written off receivables:	$10	$10	$12

The construction division’s trade accounts receivable includes retention billings of $3,411,716 and $1,703,388 as of December 31, 2006 and 2005, respectively.

Notes receivable consists of the following:

	(dollars in thousands) December 31,
	2006	2005
Unsecured promissory notes receivable with varying terms and maturity dates through 2010, (interest rates between 7.0% and 12.0%)	$1,403	$584
Notes receivable with varying terms and maturity dates through 2013, secured by property or equipment, (interest rates between 8% and 11%)	609	1,044
Unsecured promissory note related to customer receivable	19	—
Unsecured promissory notes receivable bearing interest at 8.0 % with varying maturity dates through 2006, guaranteed by a director of the Company and various owners of debtor, related person	—	2,160
Unsecured promissory note receivable bearing interest at 5.0% due in installments through 2008	1,971	2,631
Unsecured promissory notes receivable bearing interest at 8.0% due in 2006	—	339
Unsecured note bearing interest at 2.0 % over the prime rate, due in monthly installments through 2007 (interest rates between 7.25% and 8.15%)	541	528

Trade notes receivable	$4,543	$7,286

(6)	INVENTORIES

Inventories consist of the following:

	(dollars in thousands) December 31,
	2006	2005
Security Services Inventory — component parts	$1,800	$910
Security Services Work in Process	976	390
Aggregates and Sand	890	847
Block, Cement and Material Supplies	807	530
Other	33	215

	$4,506	$2,892

(7)	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES AND AFFILIATES

At December 31, 2006 and 2005, the Company had investments in unconsolidated joint ventures and affiliates consisting of a 1.2 % equity interest in a real estate project in the Bahamas and a 33.3 % interest in a real estate company in Puerto Rico. See Note 17 to these Consolidated Financial Statements. At December 31, 2004, the Company had a 50% interest in a real estate project in South Florida. During 2005, the real estate project in South Florida sold the remaining property. The Company received proceeds of $368,000 and realized a gain on investment of $343,573. Equity earnings of zero, $340,000 and $71,300 were recognized in 2006, 2005, and 2004, respectively, on ventures accounted for under the equity method.

(8)	INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consists of the following as of December 31, 2006 and December 31, 2005:

	(dollars in thousands)
	Goodwill	Customer Lists and Relationships	Other	Total
Ending balance, December 31, 2004	$1,115	$3,698	$622	$5,435
Acquisition of businesses	49,078	47,678	1,200	97,956
Purchase price adjustment	(1,298)	(848)	—	(2,146)
Purchased from third parties	—	669	—	669
Less disposition of cancelled customer accounts	—	(1,551)	—	(1,551)
Less sale of customer accounts	(876)	(955)	—	(1,831)

Ending balance, December 31, 2005	48,019	48,691	1,822	98,532
Less accumulated amortization	—	(2,641)	(98)	(2,739)

Ending balance, net, December 31, 2005	48,019	46,050	1,724	95,793
Acquisition of businesses	32,434	44,000	1,400	77,834
Purchase price adjustment	(2,865)			(2,865)
Purchased from third parties		698		698
Less disposition of cancelled customer accounts		(7,040)		(7,040)
Less sale of customer accounts	(1,011)	(3,331)		(4,342)

Ending balance, December 31, 2006	76,577	80,377	3,124	160,078
Less accumulated amortization	—	(9,589)	(334)	(9,923)
	$76,577	70,788	2,790	150,155

Amortization expense was $17.7 million, $4.2 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The table below presents the weighted average life in years of the Company’s intangible assets.

	2006		2005		2004
	(Amount in years)
Goodwill	(a	)	(a	)	(a	)
Customer accounts	10.0		11.2		11.6
Other	2.3		3.8		4.6

Weighted average	9.9		11.0		11.3

(a)	Goodwill is not amortized but, along with all other intangible assets, is reviewed for possible impairment each year at June 30 or when indicators of impairment exist.

The table below reflects the estimated aggregate customer account amortization for each of the five succeeding years on the Company’s existing customer account base as of December 31, 2006.

	(dollars in thousands)
	2007	2008	2009	2010	2011
Aggregate amortization expense	$14,716	$11,773	$9,418	$7,539	$6,028

(9)	DEBT

Debt consists of the following:

	(dollars in thousands) December 31,
	2006	2005
Installment notes payable in monthly installments through 2008, bearing interest at a weighted average rate of 6.7% and secured by equipment with a carrying value of approximately $250,000	$158	$91
Secured note payable due November 9, 2008, bearing interest at the LIBOR rate plus a margin ranging from 3.25% to 5.75%	89,120	54,967
Secured note payable due March 10, 2006, bearing interest at the prime interest rate, 7.00% at December 31, 2005	—	8,000
Unsecured note payable to the Company’s former Chairman, settled in October 2006, bearing interest at the prime interest rate (7.00% at December 31, 2005)	—	1,725
Unsecured notes payable due through 2011, bearing interest at a rate of 7.0% - eliminated with divestiture of AMP	—	532

Total debt outstanding	$89,278	$65,315

Total current maturities on long-term debt	$76	$9,794

Total long-term debt excluding current maturities	$89,202	$55,521

On February 28, 2005, the Company, through DSS, one of its indirect wholly-owned subsidiaries, completed the acquisition of certain net assets of the electronic security services operations of Adelphia Communications Corporation, a Delaware corporation, for approximately $40.2 million in cash. DSS and its direct parent, Devcon Security Holdings, Inc. (“DSH”), a wholly-owned subsidiary of the Company, financed this acquisition through available cash on hand and a $35 million senior secured revolving credit facility provided by certain lenders and CIT Financial USA, Inc., serving as agent.

On November 10, 2005, DSH entered into a Stock Purchase Agreement with the sellers of the issued and outstanding capital stock, and certain of Sellers’ representatives, of Coastal, pursuant to which DSH agreed to purchase all of the issued and outstanding capital stock of Coastal for approximately $50.8 million in cash. In order to obtain the necessary funds to complete the stock purchase, DSH and DSS, (together the “Borrowers”), entered into a Credit Agreement with CapitalSource, (as “Agent” and “Lender”), along with other lenders party to the Credit Agreement from time to time (“Lenders”) (collectively, the “Credit Agreement”). The Credit Agreement, which replaced the CIT facility, provided a three-year revolving credit facility in the maximum principal amount of $70,000,000 for the purpose of providing funds for permitted acquisitions, to refinance existing indebtedness, for the purchase and generation of alarm contracts, for the issuance of letters of credit and for other lawful purposes not prohibited by the Credit Agreement. In connection with the replacement of the CIT facility, the Company expensed $0.9 million of unamortized debt issuance costs. The Borrowers agreed to secure all of their obligations under the loan documents relating to the Credit Agreement by granting to Agent, for the benefit of Agent and Lenders, a security interest in and second priority perfected lien on (1) substantially all of their existing and after-acquired personal and real property and (2) all capital stock owned by each Borrower of each other Borrower. In addition, the Company pledged to Agent, for the benefit of Agent and Lenders, all of its capital stock of DSS. The interest rate on the outstanding obligations under the Credit Agreement is tied to the base rate plus margin as specified therein or, at the Borrowers’ option, to LIBOR plus margin.

Also, on November 10, 2005 and in connection with the acquisition of Coastal, the Borrowers entered into a Bridge Loan Agreement with CapitalSource Finance LLC, as lender (“CapitalSource Bridge Loan Agreement”), providing for a 120-day bridge loan in the principal amount of $8,000,000 for the purchase and generation of alarm contracts, the acquisition of Coastal, and for other lawful purposes not prohibited by the CapitalSource Bridge Loan Agreement. The Borrowers agreed to secure all of their obligations under the loan documents relating to the CapitalSource Bridge Loan Agreement by granting to CapitalSource a security interest in and first priority perfected lien upon (1) substantially all of their existing and after-acquired personal and real property, and (2) all capital stock owned by each Borrower of each other Borrower. In addition, Devcon pledged to CapitalSource all of its capital stock of DSS all of its stock in Antigua Masonry Products, Ltd., and all of its stock in Bahamas Construction and Development, Limited, as further security for the Borrowers’ obligations under the loan documents relating to the Bridge Loan Agreement. The interest rate on the outstanding obligations under the CapitalSource Bridge Loan Agreement is at the prime rate.

Also in connection with the CapitalSource Bridge Loan Agreement, the Company entered into a Guaranty with CapitalSource, dated as of November 10, 2005 (the “Guaranty”), pursuant to which the Company guaranteed the payment and performance of the Borrowers’ obligations under the Bridge Loan documents as well as all costs, expenses and liabilities that may be incurred or advanced by CapitalSource in any way in connection with the foregoing. In both the Credit Agreement and the CapitalSource Bridge Loan Agreement, the Borrowers provided Agent and Lenders (with respect to the Credit Agreement) and CapitalSource (with respect to the CapitalSource Bridge Loan Agreement) with indemnification for liabilities arising in connection with such agreements, representations and warranties, agreements and affirmative and negative covenants including financial covenants as set forth in such agreements.

The Credit Agreement and the CapitalSource Bridge Loan Agreement are cross-collateralized and cross-defaulted. Events of default under the Credit Agreement, include but are not limited to: (a) failure to make principal or interest payments when due and such default continues for three business days, and failure to make payments to Agent for reimbursable expenses within ten business days of their request, (b) any representation or warranty proves incorrect in any material respect, (c) failure to observe obligations relating to cash management, negative covenants (including regarding mergers, investments, loans, indebtedness, guaranties, liens and sale of stock and assets) and financial covenants (regarding a leverage ratio, a fixed charge coverage ratio, annual capital expenditure limitations and an attrition ratio of not greater than 11%), (d) defaults under the CapitalSource Bridge Loan Agreement, (e) a default or breach with respect to any indebtedness and certain guaranty obligations in excess of $300,000 individually or $500,000 in the aggregate, (f) certain events related to insolvency or the commencement of bankruptcy proceedings and (g) any change of control, change of management or the occurrence of any material adverse effect, as further set forth in the Credit Agreement. Upon an event of default under the Credit Agreement and the CapitalSource Bridge Loan Agreement, CapitalSource, as Agent or Bridge Loan Lender, as the case may be, may avail itself of various remedies including, without limitation, suspending or terminating existing commitments to make advances or immediately demanding payment on outstanding loans, as well as other remedies available to it under law and equity. As of December 31, 2005, the Company was in compliance with the covenants of the credit agreement and bridge loan.

On February 10, 2006, the Company issued to certain investors, under the terms of a Securities Purchase Agreement (“SPA”), an aggregate principal amount of $45 million of notes (the “Notes”) along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share. In order to finance the acquisition of Guardian which took place on March 6, 2006, the Company increased the amount of cash available under its Credit Agreement from $70 million to $100 million and used $35.6 million under this facility together with the net proceeds from the issuance of the notes and warrants to purchase Guardian and repay the $8 million CapitalSource Bridge Loan Agreement.

On October 20, 2006, pursuant to the terms of the SPA, the private placement investors received, in exchange for the notes, an aggregate of 45,000 shares of Series A convertible preferred stock (“Series A Convertible Preferred Stock”), par value $0.10 per share of Devcon with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share for each share of Series A Convertible Preferred Stock.

The issuance of the Series A Convertible Preferred Stock and of the warrants could cause the issuance of greater than 20% of the Company’s outstanding shares of common stock upon the conversion of the Series A Convertible Preferred Stock and the exercise of the warrants. The creation of a new class of preferred stock was subject to shareholder approval under Florida law, while, for various reasons related to the potential issuance of greater than 20% of the Company’s outstanding shares of common stock, the issuance of the Series A Convertible Preferred Stock required shareholder approval under the rules of Nasdaq. Holders of more than 50% of our common stock approved the foregoing. The approval became effective after the Securities and Exchange Commission rules and regulations relating to the delivery of an information statement on Schedule 14C to our shareholders was satisfied. The Series A Convertible Preferred Stock is classified outside stockholder’s equity as it is mandatorily redeemable.

The Credit Agreement contains a number of non-financial covenants imposing restrictions on the Company’s electronic security services division’s ability to, among other things, i) incur more debt, ii) pay dividends, redeem or repurchase stock or make other distributions or impair the ability of any subsidiary to make such payments to the borrower; iii) use assets as security in other transactions, iv) merge or consolidate with others or v) guarantee obligations of others. The Credit Agreement also contains financial covenants that require the Company’s subsidiaries which comprise the electronic security services division to meet a number of financial ratios and tests. Failure to comply with the obligations in the Credit Agreement could result in an event of default, which, if not cured or waived, could permit acceleration of this indebtedness or of other indebtedness, allowing senior lenders to foreclose on the Company’s electronic security services assets. At December 31, 2006, the Company was in compliance with the covenants of the Credit Agreement.

At December 31, 2006, the Company had $10.9 million of unused facility under the Credit Agreement and zero borrowing capacity without violating debt covenants. The effective interest on all debt outstanding, excluding lines of credit, was 11.6% at December 31, 2006 and 9.1 % at December 31, 2005.

At December 31, 2006, the Company had a $0.2 million line of credit with a bank in Sint Maarten. No amounts were outstanding under this line of credit as of December 31, 2006 or 2005.

The total maturities of all debt subsequent to December 31, 2006 are as follows:

2007	$76
2008	89,186
2009	16
2010	—
2011	—
Thereafter	—

$89,278

(10)	DERIVATIVE INSTRUMENTS

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

The following freestanding and embedded derivative financial instruments were identified with the issuance of the Notes: i) the warrants, which is a freestanding derivative, and ii) the right to purchase the Series A Convertible Preferred Stock upon issuance (“the Right to Purchase”), which is a freestanding derivative instrument within the SPA.

The following embedded derivatives have been identified within the Series A Convertible Preferred Stock: i) the ability to convert the Preferred Stock for common stock; ii) the option of the Company to satisfy dividends payable on the Series A Convertible Preferred Stock in common stock in lieu of cash; iii) the potential increase in the dividend rate of the Preferred Stock in the event a certain level of net cash proceeds from the sale of the our construction and material division assets are not realized within a specified time frame: and (iv) a change in control redemption right. The embedded derivatives within the Series A Convertible Preferred Stock were bifurcated and valued as a single compound derivative when the Preferred Stock was issued in October 2006.

The Company valued the warrants and the Right to Purchase at March 6, 2006, their date of issuance, using an appropriate option pricing model (“the Model”). The warrants, which were issued in connection with the issuance of the Notes, are detachable and have a three-year life expiring on March 6, 2009. The Rights to Purchase are deemed to be issued in connection with the issuance of the Notes, and have a life which expires on the date the Preferred Stock is issued. The Model determined an $8.6 million aggregate value for these derivatives and this value has been recorded as derivative instrument liability and classified as current or long term in accordance with respective maturity dates. The Model assumptions for initial valuation of the Warrants and Rights to Purchase the Preferred Stock as of the issuance date were a risk free rate of 4.77% and 4.77%, respectively, and volatility for the Company’s common stock of 50% and 30%, respectively. Since these derivatives are associated with the Notes, the face value of the notes were recorded net of the $8.6 million attributed to these derivative liabilities. Accordingly, the Company accreted the $8.6 million carrying value of the Notes, using the effective rate method, over the life of the Notes and recorded a non-cash charge amounting to $8.6 million to interest expense from the date of issuance through October 20, 2006, the date of exchange of the Notes into Series A Convertible Preferred Stock. Additionally, the derivative liability amounts have been re-valued at each balance sheet date with the resulting change in value being recorded as income or expense to arrive at net income. From the date of issuance though December 31 2006, an aggregate benefit of $5.9 million has been recorded with respect to the re-valuation of these derivatives liabilities. At December 31, 2006, the derivative instruments amounted to $8.4 million, of which $7.6 million related to the conversion feature in the preferred stock and $0.8 million related to the Warrants.

On October 20, 2006, pursuant to the terms of the SPA, the private placement investors received, in exchange for the Notes, an aggregate of 45,000 shares of Series A Convertible Preferred Stock, par value $.10 per share, with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share. The initial value of the embedded derivatives in the Series A Convertible Preferred Stock was determined to be $5.8 million. The Model assumptions for revaluation of the Warrants and the embedded derivatives at December 31, 2006 were a risk free rate of 4.65%, and volatility for the Company’s common stock of 45%.

In connection with entering into the Notes, Warrants and Preferred Stock arrangements, the Company paid fees totaling $3.7 million. The Company has recorded the amount associated with the Preferred Stock as a deferred offering cost and is amortizing the cost on a straight line basis over 3.9 years.

(11)	CAPITAL STOCK

The following table sets forth the computation of basic and diluted share data:

Common stock:
	2006	2005	2004
Weighted average number of shares outstanding – basic	6,025,777	5,904,043	4,363,476
Effect of dilutive securities:
Options and Warrants	—	—	733,090

Weighted average number of shares outstanding – diluted	6,025,777	5,904,043	5,096,566

Options and Warrants not included above (anti-dilutive)	3,176,200	1,053,000	1,010,000

Shares outstanding:
Beginning outstanding shares	6,001,888	5,738,713	3,296,373
Repurchase of shares	—	(17,300)	(8,247)
Issuance of shares	31,960	280,475	2,450,587

Ending outstanding shares	6,033,848	6,001,888	5,738,713

Preferred stock:
	2006	2005	2004
Shares outstanding:
Beginning outstanding shares	—	—	—
Issuance of shares	45,000	—	—

Ending outstanding shares	45,000	—	—

(12)	STOCK OPTION PLANS

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

On September 22, 2006, the Company’s board of directors adopted the Devcon International Corp. 2006 Incentive Compensation Plan (“2006 Plan”). The terms of the 2006 plan provide for grants of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. The purpose of the 2006 plan is to provide a means for the Company to attract key personnel to provide services to provide a means whereby those key persons can acquire and maintain stock ownership, and provide annual and long term performance incentives to expend their maximum efforts in the creation of shareholder value. The effective date of the plan coincides with the date of shareholder approval which occurred on November 10, 2006. After the effective date of the 2006 plan, no further awards may be made under the Devcon International Corp. 1999 Stock Option Plan.

Under the 2006 plan, the total number of shares of the Company’s common stock that may be subject to the granting of awards is equal to 800,000 shares, plus the number of shares with respect to which awards previously granted thereunder that terminate without being exercised, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. On November 10, 2006, 299,000 options were granted to directors, officers and employees under the 2006 plan.

All stock options granted pursuant to the 1986 Plan not already exercisable, vest and become fully exercisable (1) on the date the optionee reaches 65 years of age and for the six-month period thereafter or as otherwise modified by the Company’s Board of Directors, (2) on the date of permanent disability of the optionee and for the six-month period thereafter, (3) on the date of a change of control and for the six-month period thereafter and (4) on the date of termination of the optionee from employment by the Company without cause and for the six-month period after termination. Stock options granted under the 1992 and 1999 Plan vest and become exercisable in varying terms and periods set by the Compensation Committee of the Board of Directors. Options issued under the 1992 and 1999 Plan expire after 10 years.

The Company adopted a stock-option plan for directors in 1992 that terminated in 2002. Options to acquire up to 50,000 shares of common stock were granted at no less than the fair-market value on the date of grant. The 1992 Directors’ Plan provided each director an initial grant of 8,000 shares and additional grants of 1,000 shares annually immediately subsequent to their reelection as a director. Stock options granted under the Directors’ Plan have 10-year terms, vest and become fully exercisable six months after the issue date. As the directors’ plan was fully granted in 2000, the directors have received their annual options since then from the employee plans.

Stock option activity by year was as follows:

	Employee Plans		Directors’ Plan
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2003	782,595	$4.07	19,000	$5.78
Granted	174,000	$9.85	—	$—
Exercised	(237,231)	$3.25	—	$—
Expired	(2,800)	$1.50	(11,000)	$3.17

Balance at December 31, 2004	716,564	$5.11	8,000	$9.38
Granted	—	$—	—	$—
Exercised	(266,754)	$5.70	—	$—
Expired	(13,000)	$7.58	—	$—

Balance at December 31, 2005	436,810	$5.68	8,000	$9.38
Granted	299,000	$5.51	—	$—
Exercised	(31,960)	$4.34	8,000	$9.38
Expired	(46,700)	$5.97	—	$—

Balance at December 31, 2006	657,150	$6.10	—	$—

Available for future grant	506,000

Weighted average information:

Price Range	Number Of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Number Of Shares Exercisable	Weighted Average Exercise Price
$1.50-$2.94	179,450	$2.04	2.3	200,000	$2.04
$5.51-$7.00	301,500	5.51	9.8	71,000	5.52
$8.01-$9.38	134,200	8.21	7.1	110,393	8.13
$12.00-$15.83	42,000	12.91	7.6	33,000	12.46

Total	657,150	$5.59	6.9	414,393	$5.25

As of December 31, 2006, there was approximately $496,934 of total unrecognized compensation cost related to unvested stock options granted under our stock option plan. The cost is expected to be recognized over a weighted average of 2.82 years.

(13)	WARRANT ISSUANCE

On July 30, 2004, the Company closed the transaction with Coconut Palm Capital Investors I, Ltd. (“Coconut Palm”), which the Company entered into on April 2, 2004. The transaction received shareholder approval at the annual meeting on July 30, 2004. Coconut Palm purchased from the Company 2,000,000 units for a purchase price of $9.00 per unit.

Each unit (a “Unit”) consists of (i) one share of common stock, par value $0.10 (the “Common Stock”), of the Company, (ii) a warrant to purchase one share of Common Stock at an exercise price of $10.00 per share with a term of three years, (iii) a warrant to purchase one half of one share of Common Stock at an exercise price of $11.00 per share with a term of four years and (iv) a warrant to purchase one half of one share of Common Stock at an exercise price of $15.00 per share with a term of five years. Coconut Palm distributed 50 percent of the warrants to Messrs. Rochon, Ferrari, Ruzika and others for future services to the Company. Based on the value of the warrants the Company recorded a one-time compensation expense of $390,000 in the third quarter of 2004.

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

In connection with the March 2006 issuance of $45,000,000 of term notes, the Company issued warrants to acquire an aggregate of 1,650,943 shares of common stock at an exercise price of $11.925 per share. This issuance of warrants is further discussed in Note 9, Debt and Note 10, Derivative Instruments.

(14)	INCOME TAXES

Income tax (benefit) expense consists of:

	(dollars in thousands)
	Current	Deferred	Total
2006
Federal	$80	$(9,150)	$(9,070)
Foreign	1,146	297	1,443

	$1,226	$(8,853)	$(7,627)
2005
Federal	$(1,495)	$(4,120)	$(5,615)
Foreign	5,111	—	5,111

	$3,616	$(4,120)	$(504)
2004
Federal	$1,008	$1,792	$2,800
Foreign	(905)	(609)	(1,514)

	$103	$1,183	$1,286

The actual expense differs from the “expected” tax (benefit) expense computed by applying the U.S. federal corporate income tax rate of 34% to (loss) income before income taxes as follows:

	(dollars in thousands) December 31,
	2006	2005	2004
Computed "expected"
Tax (benefit) expense	$(12,456)	$(5,404)	$3,000
Increase (reduction) in income taxes resulting from:
Repatriation of foreign income	1,625	2,890	5,270
Derivative expense associated with financial instruments	892	—	—
Tax incentives of foreign subsidiaries	—	(2,811)	(3,205)
Change in deferred tax valuation allowance	1,409	794	(1,269)
Additional foreign taxes	1,146	5,116	(799)
Differences in effective rate in foreign jurisdiction and other	(243)	(1,089)	(1,711)

Total	$(7,627)	$(504)	$1,286

Significant portions of the deferred tax assets and liabilities results from the tax effects of temporary difference:

	(dollars in thousands) December 31,
	2006	2005
Deferred tax assets:
Plant and equipment, principally due to difference in depreciation and capitalized interest	$2,395	$182
Net operating loss carry-forwards	13,603	7,245
Foreign tax credit	3,246	3,134
Compensation	1,572	1,614
Estimated losses on construction projects	—	506
Reserves and other	472	69

Total gross deferred tax assets	$21,288	$12,750
Less valuation allowance	(11,284)	(9,875)

Net deferred tax assets	$10,004	$2,875

Deferred tax liabilities:
Intangible assets, principally due to purchase valuation of customer lists	$(12,295)	$(6,206)
Estimated losses on construction projects	(10)	—

Total gross deferred tax liabilities	$(12,305)	$(6,206)

Net deferred tax	$(2,301)	$(3,331)

In assessing the ability to realize a portion of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. The valuation allowance for deferred tax assets as of December 31, 2006 and December 31, 2005 was $11.3 million and $9.9 million, respectively. The increase (decrease) in valuation allowance was $1.4 million and $1.3 million in 2006 and 2005, respectively. The increase in valuation allowance primarily consisted of the addition of a $0.6 million valuation on the foreign tax credit created from the withholding taxes deemed paid and an increase of $1.5 million in valuation allowance due to a net increase in 2006 foreign and state net operating losses. These increases were offset in part by a reduction in the valuation allowance due to a reduction in prior year foreign net operating loss carry forward and change in state tax rates due to the acquisition (discussed below).

We determined that for the calendar year ended December 31, 2006, the utilization of the deferred tax assets is premised on the recognition of the deferred liabilities created primarily by the acquisitions of the Guardian and Coastal business in the same periods. The expected realizability of deferred tax assets may also be achieved based on income generated from continuing domestic operations.

During 2005, the Company repatriated $20.4 million of previously un-remitted earnings from Antigua, of which $5.1 million was withheld for Antiguan withholding taxes, which were deemed paid by utilization of a portion of the $7.5 million tax credit received as part of an agreement with the Antiguan Government. During 2006, the Company distributed an additional $4.6 millions of earnings before the sale of the material division subsidiaries in Antigua, using another $1.2 million of the withholding tax credits.

At December 31, 2006, the Company had accumulated net operating loss carry-forwards available to offset future taxable income in its Caribbean operations of about $20.4 million, which expire at various times through the year 2012. All tax loss carry forwards at December 31, 2006, consisted of net operating losses expiring from 2007 to 2012.

At December 31, 2006, the Company had accumulated net operating loss carry-forwards available to offset future taxable incomes of $11.1 million and a $50.3 million for Federal and State, respectively.

During 2005, the Company’s subsidiary, Virgin Islands Cement & Building Products, Inc. sold its materials business for $13.3 million. The net impact on the deferred asset was a reduction of the asset by $1.0 million. The tax on income from discontinued operations including the gain was $1.7 million. This was partially offset by a loss in continuing operations.

In November 2005, the Company acquired Coastal for $50.8 million in a stock purchase. In conjunction with the identification and valuation of finite lived assets under FAS 141, an additional deferred liability of $3.9 million was established through the purchase accounting.

In March 2006, the Company sold all of the issued and outstanding common shares of AMP, a subsidiary, the business of which constituted all of the Company’s materials business in Antigua and Barbuda, for a purchase price equal to $5.1 million in cash, subject to specified adjustments. The tax on income from discontinued operations including the gain was $0.0 million and $0.3 million for 2006 and 2005, respectively.

In March 2006, the Company acquired Guardian for $65.5 million in cash. In conjunction with the identification and valuation of finite lived assets under FAS 141, an additional net deferred liability of $11.0 million was established through the purchase accounting.

In May 2006, the Company sold all of the fixed assets and substantially all of the inventory of its joint venture assets of PRCC, for a purchase price of $700,000 cash and a two-year 5% note for $27,955, the value of the inventory as of the closing date. The net impact on the deferred asset was zero.

(15)	FOREIGN SUBSIDIARIES

Combined financial information for the Company’s foreign Caribbean subsidiaries, except for those located in the U.S. Virgin Islands and Puerto Rico, are summarized as follows:

	(dollars in thousands) December 31,
	2006	2005
Current assets	$13,347	$14,645
Advances (from) to the Company	(12,144)	292
Property, plant and equipment, net	6,448	14,897
Investments in joint ventures and affiliates, net	523	123
Notes receivable	1,112	4,078
Other assets	842	1,353

Total assets	$10,128	$35,388

Current liabilities	$3,686	$6,077
Long-term liabilities	1,421	3,304
Equity	5,021	26,007

Total liabilities and equity	$10,128	$35,388

	(dollars in thousands) December 31,
	2006	2005	2004
Revenue	$40,555	$49,708	$32,299
Income before income taxes	(4,535)	2,262	14,097
Net income	(4,535)	2,254	13,491

(16) SEGMENT REPORTING

The Company is organized based on the products and services it provides. Under this organizational structure the Company has three reportable divisions: electronic security services, materials and construction. The electronic security services division provides installation, monitoring and service of electronic security systems for commercial and residential customers. The construction division consists of land development and marine construction projects. The materials division includes manufacturing and distribution of ready-mix concrete, concrete block, crushed aggregate and cement. The accounting policies of the segments are those described in Note 1, Summary of Significant Accounting Policies.

	(dollars in thousands) December 31,
	2006	2005	2004
Revenue (including inter-segment):
Security	$53,987	$18,515	$943
Material	15,815	13,410	15,870
Construction	35,970	39,776	25,672
Other	632	862	184
Elimination of inter-segment revenue	(781)	(781)	1,135

Total	$105,623	$71,782	$41,534

	(dollars in thousands) December 31,
	2006	2005	2004

Interest Expense:
Security	$(9,933)	$(2,455)	$—
Material	—	(3)	(9)
Construction	—	(3)	(22)
Other	(12,415)	(151)	(92)

Total	$(22,348)	$(2,612)	$(123)

Operating (loss):
Security	$(7,349)	$(771)	$(108)
Material	(520)	(5,613)	(2,987)
Construction	(7,644)	(2,916)	4,593
Other	(332)	(111)	(56)
Unallocated corporate overhead	(7,314)	(5,545)	(4,421)

Total	$(23,159)	$(14,956)	$(2,979)

Other income, net	(13,476)	(940)	11,801

(Loss) income from continuing operations before income taxes	$(36,635)	$(15,896)	$8,823

Total Assets:
Security	$182,092	$114,483
Material	5,626	14,544
Construction	21,985	30,861
Other	3,194	5,579

Total	212,897	$165,467

Depreciation and amortization:
Security	$18,846	$4,498	$244
Material	722	1,175	581
Construction	2,449	2,281	1,635
Discontinued	50	2,280	2,530
Other	684	260	45

Total	$22,751	$10,494	$5,035

	(dollars in thousands) December 31,
	2006	2005	2004
Capital expenditures:
Security	$1,635	$346	$7
Material	621	2,216	3,163
Construction	1,637	5,698	5,208
Other	203	1,373	1,384

Total	$4,096	$9,633	$9,762

Operating loss is revenue less operating expenses. In computing operating loss, the following items have not been added or deducted: interest expense, income tax expense, equity in earnings from unconsolidated joint ventures and affiliates, interest and other income and minority interest.

Additionally, the Company recorded a $1.0 million loss on debt extinguished by the electronic security services division in 2005 as a result of refinancing the CIT facility.

Revenue by geographic area includes sales to unaffiliated customers based on customer location, not the selling entity’s location. The Company moves its equipment from country to country; therefore, to make this disclosure meaningful the geographic area separation for assets is based on the location of the legal entity owning the assets. One customer, the owner of one of the Company’s projects in the Bahamas, accounted for $0.3 million, $6.2 million and $10.4 million of revenue in 2006, 2005 and 2004, respectively, reported in the construction division.

	(dollars in thousands) December 31,
	2006	2005	2004
Revenue by geographic areas:
U.S. and its territories	$65,068	$22,073	$4,985
Netherlands Antilles	14,238	12,938	9,967
Antigua and Barbuda	3,767	2,983	1,863
French West Indies	4,985	6,853	6,131
Bahamas	17,565	26,917	16,866
Other foreign areas	—	18	1,722

Total	$105,623	$71,782	$41,534

Property, plant and equipment, net, by geographic areas:
U.S. and its territories	$4,834	$6,840	$10,948
Netherlands Antilles	657	297	1,199
Antigua and Barbuda	2,365	8,794	8,314
French West Indies	653	391	1,635
Bahamas	2,773	5,414	5,649
Other foreign areas	—	—	—

Total	$11,282	$21,736	$27,745

(17)	RELATED PERSON TRANSACTIONS

The Company’s policies and procedures provide that related person transactions be approved in advance by either the audit committee or a majority of disinterested directors.

The Company leases from the wife of Mr. Donald L. Smith, Jr., a director and former Chairman and Chief Executive Officer of the Company, a 1.8-acre parcel of real property in Deerfield Beach, Florida. This property is being used for the Company’s equipment logistics and maintenance activities. The property is subject to a 5-year lease entered into in January 2002 providing for rent of $95,000 per year. This rent was based on comparable rental contracts for similar properties in Deerfield Beach, as evaluated by management. There has been a verbal agreement to extend this lease for a year. This lease has been assumed by the purchaser of the construction division assets of which Mr. Donald Smith is a part.

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

•

As of January 1, 2003, the Company entered into a payment deferral agreement with the resort project whereby several notes, which are guaranteed partly by certain owners of the project, evidenced a loan totaling $2.0 million owed to the Company. Mr. Donald Smith, Jr. issued a personal guarantee for the total amount due under this loan agreement to the Company. This loan was paid during 2006.

•

The Company has entered into construction contracts with the resort project. In late 2004, the Company entered into a $15.2 million contract, which contract was increased to $15.9 million, to construct a marina and breakwater for the same entity. The resort project secured third party financing for this latter contract. In connection with contracts on the project, the Company recorded revenues of $6.2 million for 2005. As of December 31, 2005, the marina and breakwater contract was substantially complete.

•

The outstanding balance of trade receivables from the resort project was $0.3 million as of December 31, 2005. The outstanding balance of note receivables was $2.2 million as of December 31, 2005. The receivables were paid during 2006. The Company has recorded interest income of $28,138, $216,202 and $206,491 for the years ended December 31, 2006, 2005 and 2004, respectively. The billings in excess of cost were $0 and $50,922 as of December 31, 2006 and 2005, respectively.

•

In the second quarter of 2005, the Company entered into a construction contract to build a $3.0 million residence on Lot 22 of the resort project whereby certain investors in the entity owning and managing the resort provide the funding for the construction of the residence. At December 31, 2005, the Company recorded revenue of $0.4 million with a backlog of $2.5 million in connection with this project. During 2006 the Company recorded revenue of $0.9 million. On December 31, 2006 and December 31, 2005 the receivable balance attributable to this job was $0.2 million. The cost in excess of billings and estimated earnings was zero and $20,247 at December 31, 2006 and December 31, 2005, respectively. Subsequent to the Company’s fiscal year end, on March 13, 2007, the Company and Mr. Smith entered into a Termination and Release Agreement. Under the terms of the agreement, Mr. Smith and the Company release each other from any further obligation related to Lot 22. Specifically, the Agreement provides that neither the Company nor Mr. Smith shall have any obligation to perform any services for or make any payments to each other. construction company

Refer to Note 24—Subsequent Events — Sale of Construction Division.

On June 6, 1991, the Company issued a promissory note in favor of Donald Smith, Jr., a director and former Chairman and Chief Executive Officer of the Company, in the aggregate principal amount of $2,070,000. The note provided that the balance due under the note was due on January 1, 2004, but this maturity date was extended by agreement between Mr. Smith and the Company to October 1, 2006. At December 31, 2005 $1.7 million was outstanding under the note. The balance under the note would have become immediately due and payable upon a change of control. This note was paid in October 2006.

The Company owned a 50% interest in ZSC South, a joint venture, which was liquidated in 2005. Mr. W. Douglas Pitts, a director, owned a 5% interest in the joint venture. Courtelis Company managed the joint venture’s operations and Mr. Pitts is the President of Courtelis Company. In the third quarter of 2005, the joint venture sold its last remaining parcel of land and the Company recorded a gain of $0.4 million.

On July 30, 2004, the Company purchased an electronic security services company managed and controlled by Mr. Ruzika, our former Chief Executive Officer, for approximately $4.7 million, subject to certain purchase price adjustments after the closing. The initial allocation of the assets of the company purchased was based on fair value and included $70,000 of working capital, $306,000 of property, plant and equipment, $2.6 million of customer contracts, $356,000 of deferred tax assets and $1.7 million of goodwill and other intangibles. The Company assumed $277,000 of deferred revenue liability. The Company paid the purchase price with a combination of $2.5 million in cash and 214,356 shares of the Company’s common stock. Additionally, on October 5, 2005, 13,718 shares were issued upon finalization of the purchase price adjustments.

Mr. James R. Cast, a former director, through his tax and consulting practice, provided services to us for more than ten years. The Company paid Mr. Cast $75,000, $59,400 and $59,400 for consulting services provided to the Company in 2006, 2005 and 2004, respectively. Mr. Cast resigned from the Board of Directors in January 2006.

The Company has entered into a retirement agreement with Mr. Richard Hornsby, former Senior Vice President and Director. He retired from the Company at the end of 2004. During 2005 he received his full salary. From 2006 he will receive annual payments of $32,000 for life. During 2003, the Company recorded an expense of $232,000 for services rendered; this amount was paid to Mr. Hornsby in 2005. The Company expensed the net present value of the obligation to pay Mr. Hornsby $32,000 annually for life, over his estimated remaining service period at the Company, during 2004. The net present value of the future obligation was estimated at $276,933 and $337,596 at December 31, 2006 and December 31, 2005, respectively.

On August 12, 2005, the Company entered into a Management Services Agreement, dated as of August 12, 2005 and retroactive to April 18, 2006 (the “Management Agreement”), with Royal Palm Capital Management, LLLP (“Royal Palm”), to provide management services. Royal Palm Capital Management, LLLP is an affiliate of Coconut Palm Capital Investors I Ltd. (“Coconut Palm”) with whom the Company completed a transaction on June 30, 2004, whereby Coconut Palm invested $18 million into the Company for purposes of the Company entering into the electronic security services industry. Richard Rochon, the Company’s Chairman, and Mario Ferrari, one of the Company’s directors, are principals of Coconut Palm and Royal Palm. Mr. Rochon has also been the Company’s acting Chief Executive Officer since the resignation of Steven Ruzika subsequent to December 31, 2006. Robert Farenhem, a principal of Royal Palm, was the Company’s interim Chief Financial Officer from April 18, 2005 through December 20, 2005, and once again in February 2007. See Note 24, Subsequent Events.

The management services to be provided include, among other things, assisting the Company with, among other matters, establishing certain office, accounting and administrative procedures, obtaining financing relating to business operations and acquisitions, developing and implementing advertising, promotional and marketing programs, facilitating certain securities matters (both proposed offerings and ongoing compliance issues) and future acquisitions and dispositions, developing tax planning strategies and formulating risk management policies. Under the terms of the Management Agreement, the Company is obligated to pay Royal Palm a management fee in the amount of $30,000 per month. In connection with this agreement, the Company incurred $360,000 and $274,702 during the year ended December 31, 2006 and December 31, 2005, respectively.

In addition, the Company leases certain office space to Royal Palm under an agreement dated January 1, 2006. For the period ending December 31, 2006 Royal Palm paid a total of $90,000 in rent to the Company.

On January 23, 2006, the Company entered into a stock purchase agreement with Donald L. Smith, Jr., a director and former Chairman and Chief Executive Officer, under the terms of which the Company agreed to sell to Mr. Smith all of the issued and outstanding shares of two of our subsidiaries, Antigua Masonry Products, Ltd., an Antigua corporation, or AMP, and M21 Industries, Inc., which subsidiaries collectively comprised the operations of the Company’s materials division in Antigua, for an aggregate purchase price equal to approximately $5 million, subject to adjustments provided in the stock purchase agreement. The stock purchase agreement permitted $1,725,000 of the purchase price to be paid by cancellation of a note payable by the Company to Mr. Smith. The Company retained the right to review other offers to purchase these Antigua operations. The parties to the stock purchase agreement elected to exercise their right to negotiate the sale of the Company’s materials division in Antigua with a third party. As a result, on March 2, 2006, the Company entered into a stock purchase agreement with A. Hadeed or his nominee and Gary O’Rourke and terminated the stock purchase agreement entered into with Mr. Smith on January 23, 2006. The terms of the new stock purchase agreement provided for a purchase price equal to approximately $5.1 million, subject to adjustments provided in the stock purchase agreement. The entire purchase price was contemplated to be paid entirely in cash as opposed to the partial payment through surrender of the $1,725,000 note the Company had previously issued to Mr. Smith. In addition, the terms of the new stock purchase agreement excluded M21 Industries, Inc. from the sale but contemplated transfers of certain assets from the Antigua operations to Devcon as well as the pre-closing transfer to AMP of certain preferred shares in AMP that were owned by Devcon. The purchaser agreed to pay all taxes incurred as a result of the transaction. The Company completed the sale of its materials division in Antigua on May 2, 2006.

(18)	COSTS AND ESTIMATED EARNINGS ON CONTRACTS

Costs and estimated earnings on contracts are included in the accompanying consolidated balance sheets under the following captions:

	(dollars in thousands) December 31,
	2006	2005
Costs and estimated earnings in excess of billings	$1,485	$2,066
Billings in excess of costs and estimated earnings	(1,037)	(1,256)

	$448	$810
Costs incurred on uncompleted contracts	$45,867	$38,940
Costs incurred on completed contracts	25,176	13,283
Estimated earnings	9,227	11,410

	80,270	63,633
Less: Billings to date	79,822	62,823

	$448	$810

(19)	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases real property, buildings and equipment under operating leases that expire over periods of one to ten years. Future minimum lease payments under non-cancelable operating leases with terms in excess of one year as of December 31, 2006 are as follows:

	(dollars in thousands)
Years ending December 31,	Property	Vehicles and Equipment	Total
2007	$2,276	$640	$2,916
2008	1,503	627	2,130
2009	1,486	415	1,901
2010	1,160	161	1,321
2011	896	12	908
Thereafter	3,584	—	3,584

Total Minimum lease payments	$10,905	$1,855	$12,760

Total rent expense for property was $2,080,216, $1,636,474 and $1,716,825 in for the years ended December 31, 2006, 2005 and 2004, respectively. Total operating lease and rental expense for vehicles and equipment was $1,790,724, $2,747,793 and $1,977,277 for the years ended December 31, 2006, 2005 and 2004, respectively. The equipment leases are normally on a month-to-month basis. Some operating leases provide for contingent rentals or royalties based on related sales and production; contingent rent expense amounted to $4,865, $16,274 and $12,549 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company received a rent holiday of five months and a leasehold incentive of $68,500 when the Company renewed the lease for its office location in Deerfield Beach, Florida starting January 1, 2004. The Company received a leasehold incentive of $559,102 for the principal executive offices in Boca Raton, Florida, which was utilized over the first ten months of 2006. Under SFAS No. 13, a deferred rent liability of $701,120 was recorded for these two leases. The leasehold improvements are being amortized through the end of the initial lease terms, excluding renewal periods, through May 2009 and August 2015 for Deerfield Beach and Boca Raton, respectively.

Legal Matters

Northshore Partners

During the second quarter of 2002, the Company issued a construction contract performance guarantee together with one of the Company’s customers, Northshore Partners, Inc., (“Northshore”), in favor of Estate Plessen Associates L.P. and JPMorgan Chase Bank, for $5.1 million. Northshore Partners was an important customer on St. Croix and the construction contract that Northshore Partners had with Estate Plessen Associates L.P. had requirements for the Company’s construction materials. The Company provided a letter of credit for $500,000 as collateral for its performance guarantee. The construction project was finished in September 2003 and the performance guarantee expired, without a claim being made, in 2005. The Company received an up front fee of $154,000, recognition of which was deferred until expiration of the guarantee and determination that the Company had no contingent liability. Such determination was made and the $154,000 fee was recognized in the third quarter of 2005.

Petit

On July 25, 1995, the Company’s subsidiary, Societe des Carrieres de Grande Case, or SCGC, entered into an agreement with Mr. Fernand Hubert Petit, Mr. Francois Laurent Petit and Mr. Michel Andre Lucien Petit, collectively referred to as, Petit, to lease a quarry located in the French side of St. Martin. Another lease was entered into by SCGC on October 27, 1999 for the same and additional property. Another Company subsidiary, Bouwbedrijf Boven Winden, N.A., or BBW, entered into a materials supply agreement with Petit on July 31, 1995. This materials supply agreement was amended on October 27, 1999 and under the terms of this amendment the Company became a party to the materials supply agreement.

In May 2004, the Company advised Petit that the Company would possibly be removing our equipment within the time frames provided in our agreements and made a partial quarterly payment under the materials supply agreement. On June 3, 2004, Petit advised the Company in writing that Petit was terminating the materials supply agreement immediately because Petit had not received the full quarterly payment and also advised that Petit would not renew the 1999 lease when it expired on October 27, 2004. Petit refused to accept the remainder of the quarterly payment from us in the amount of $45,000.

Without prior notice to BBW, Petit obtained orders to impound BBW assets on St. Martin (the French side) and Sint Maarten (the Dutch side). The assets sought to be impounded included bank accounts and receivables. BBW has no assets on St. Martin, but approximately $341,000 of its assets have been impounded on Sint Maarten. In obtaining the orders, Petit claimed that $7.6 million is due on the supply agreement (the full payment that would be due by us if the contract continued for the entire potential term and the Company continued to mine the quarry), $2.7 million is due for quarry restoration and $3.7 million is due for pain and suffering for a total claim amounting to $14.0 million. The materials supply agreement provided that it could be terminated by us on July 31, 2004.

In February 2005, SCGC, BBW and Devcon entered into agreements with Petit, which provided for the following:

•	The purchase by SCGC of three hectares of land located within the quarry property previously leased from Petit for approximately $1.1 million;

•

A two-year lease of approximately 15 hectares of land (the “15 Hectare Lease”), on which SCGC operates a crusher, ready-mix concrete plant and aggregates storage at a total cost of $100,000, which arrangement was entered into February 2005;

•

The granting of an option to SCGC to purchase two hectares of land (the “2 Hectare Option”) prior to December 31, 2006 for $2 million, with $1 million due on each of December 31, 2006 (was paid in September 2006) and December 31, 2008, subject to the terms below:

•	In the event that SCGC exercises this option, Petit agrees to withdraw all legal actions against us and our subsidiaries;

•

In the event that SCGC does not exercise the option to purchase and Petit is subsequently awarded a judgment, SCGC has the option to offset approximately $1.2 million against the judgment amount and transfer ownership of the three hectare parcel purchased by SCGC back to Petit;

•

The granting of an option to SCGC to purchase five hectares of land (the “5 Hectare Option”) prior to June 30, 2010 for $3.6 million, payable $1.8 million on June 30, 2010 and $1.8 million on June 30, 2012; and

•

The granting of an option to SCGC to extend the 15 Hectare Lease through June 30, 2010 (with annual rent of $55,000) if the 2 Hectare Option is exercised and subsequent extensions, if the 5 Hectare Option is exercised, of the lease (with annual rent of $65,000) equal to the terms of mining authorizations obtained from the French Government agencies.

In February 2005 the Company purchased the three hectares of land for $1.1 million in cash and executed the 15 Hectare Lease.

In September 2006 the Company exercised the 2 Hectare Option and transferred $1 million in cash to the appropriate agent of Petit. It is currently our intention to make the additional $1 million payment required under the option agreement on December 31, 2008 to the appropriate agent of Petit.

As of December 31, 2006, Petit has refused to accept the $1 million payment unless Devcon International Corp., the parent company, agrees to guarantee payment of the $1 million due on December 31, 2008. As Devcon International Corp. was not referenced in or party to the 2 Hectare Option, the Company believes that Petit’s request is without merit. Currently, the $1 million remains on deposit with the appropriate third-party escrow agent pending the outcome of this dispute. It is management’s position that based on the circumstances leading up to the current legal claims made by Petit, the Company is unable to either reasonably estimate or determine the outcome of these claims.

Under the terms of the 15 Hectare Lease, Petit agreed that an adjacent 6,000 square meter parcel, on which SCGC’s aggregate wash plant, scale, maintenance building and administrative offices are located, was included. SCGC has been operating its aggregate wash plant, scale, maintenance building and administrative offices on the adjacent property without incident or dispute with Petit for eleven years. Subsequent to refusing to accept the $1 million option payment, Petit has taken steps to impede SCGC’s ability to access the 6,000 square meters of property, resulting in SCGC’s inability to access the aggregate wash plant, scale, maintenance building and administrative facilities required to carry out its mining operation. Petit now claims that the 6,000 square meters is located elsewhere on the parcel. Currently quarry operations have ceased and sales of mined aggregate to third parties have ceased. However, during 2006, the Company’s ready mix operation in St. Martin was not affected. In late 2006, the Company began importing aggregate from third party vendors in anticipation of the Petit non compliance. In March 2007, Petit blocked access to our ready-mix operation. Accordingly, the ready-mix operation has ceased and the Company is attempting to enforce easements to the owned and leased parcels. Under St. Martin labor compensation laws, the Company does not incur the full cost of employee salaries if they are prevented from working under situations such as this dispute.

The Company has engaged French legal counsel to pursue SCGC’s rights under the agreements executed in February 2005. At this time, it is the Company’s position that any asserted claims would arise from SCGC since it is suffering losses due to its inability to utilize its ready-mix operation. Any claim would be considered a gain contingency and therefore under SFAS No. 5 would not be recorded.

Senior Credit Facility

The Company’s Senior Loan provided by CIT issued in February 2005 was refinanced in November 2005. Accordingly, with its repayment, a non-recourse performance guarantee secured by the Company’s stock in DSH was released.

In connection with the CIT Senior Loan repayment, and financing the acquisition of Coastal Security Services in November 2005, the Company entered into a $70 million revolving credit agreement with CapitalSource Finance LLC replacing in full the CIT facility. The specific terms of the CapitalSource revolving credit facility are more specifically described in Note 9, Debt. The Company signed a non-recourse performance guarantee with CapitalSource and pledged, as collateral, the Company’s stock in DSH. In connection with the March 2006 acquisition of Guardian, the Company increased the facility with CapitalSource to $100 million.

General

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

For the years ended December 31, 2006, 2005 and 2004, the Company reported revenue for one Bahamian customer of 0.9%, 7.3% and 15.3% of total revenue respectively. As of December 31, 2006 and December 31, 2005, the ongoing project for the abovementioned customer had backlog of zero and $0.3 million, respectively. A subsidiary and one of the Company’s directors are minority owners of and the director is a member of the managing committee of the entity developing this project. As of December 31, 2006, the total receivable balance from this customer is $0.3 million related to the construction project in the Bahamas.

For the period ended December 31, 2006, there were four customers that represented more than 10% of construction receivables. As of December 31, 2006, the total receivable from these customers was $0.9 million, $0.8 million, $0.8 million and $0.7 million, respectively. These amounts include retention billings of $0.2 million, $0.8 million, $0.2 million and $0.4 million, respectively. Although receivables are generally not collateralized, the Company may place liens or their equivalent in the event of nonpayment. The Company estimates an allowance for doubtful accounts based on the creditworthiness of customers as determined by specific events or circumstances and by applying a percentage to the receivables within a specific aging category.

For the year ended December 31, 2006, three customers in the construction division accounted for more than 10% of total sales for this division. One customer in the U.S. Virgin Islands accounted for 12.4%, one in Antigua accounted for 11.1% and one in the Bahamas accounted for 10.9% of total sales for the construction division.

For the year ended December 31, 2006, one customer in the materials division accounted for $4.5 million, or 28.7%, of total sales for this division.

No single customer within the security division accounted for more than 10% of total sales. For the electronic security services division, the Company’s customer base is concentrated in Florida and the New York City, New York metropolitan area.

The Company has a union agreement with certain of its employees on Antigua and Barbuda. The union contract expired in November 2006 and is in the process of being renegotiated. In the interim, the Company is honoring the terms of the original agreement. There have been no labor conflicts in the past.

The Company has a union agreement with certain of its employees working for Mutual Alarm. The contract expires in June, 2007. There have been no labor conflicts in the past.

(21)	EMPLOYEE BENEFITS

The Company provides, to certain employees, defined retirement and severance benefits. Accrued expenses which arise in accordance with these benefits are based upon periodic actuarial valuations which use the projected unit credit method for calculation and are charged to the consolidated statements of operations in a systematic basis over the expected average remaining service lives of current employees who are eligible to receive the required benefits. The net expense with respect to certain of these required benefits is assessed in accordance with the advice of professional qualified actuaries. The net expense included in the consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 was $0.7 million, $0.8 million and $1.0 million, respectively. The actuarial present value of the accumulated benefits at December 31, 2006 and 2005 was $3.4 million and $5.0 million, respectively.

The obligations which arise under these plans are not governed by any regulatory agency and there is no requirement to fund the obligations and accordingly the Company has not done so. Obligations which are payable to employees upon retirement or separation with the Company are paid from cash on hand at the time of retirement or separation in accordance with the terms of the respective plans.

The following sets forth the estimated cash payments required to be paid out to eligible employees for the next five years:

(dollars in thousands)
2007	$453
2008	457
2009	446
2010	446
2011	516

	(dollars in thousands)
	U.S. Pension		Foreign Pension
	2006	2005	2006	2005
Weighted avg. discount rate	4.5%	4.3%	5.0%	5.0%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	0.0%	0.0%	0.0%	3.0%
Service cost	$80	$98	$—	$61
Net pension costs	$125	$370	$—	$272

The Company sponsors various 401(k) plans for some employees over the age of 21 who have completed a minimum number of months of employment. The Company matches employee contributions between 3.0% and 4.0% of an employee’s salary. Company contributions totaled $325,133, $267,499 and $173,994 in 2006, 2005 and 2004, respectively.

(22)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of financial instruments including cash, cash equivalents, the majority of the accounts receivable, other current assets, accounts payable trade and other, accrued expenses and other liabilities, and notes payable to banks approximated fair value at December 31, 2006 because of the short maturity of these instruments. The carrying value of debt and most notes receivable approximated fair value at December 31, 2006 and 2005 based upon the present value of estimated future cash flows.

(23)	SELECTED QUARTERLY DATA (Unaudited)

	(Amounts shown in thousands except share and per share data information)
	2006 Quarters				2005 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Revenue	$23,849	$28,552	$26,140	$27,082	$15,059	$19,220	$16,680	$20,823
Gross Margin	4, 802	9,871	6,351	9,430	4, 153	4,189	640	4,882
(Loss) income from:
Continuing operations	(9,267)	(422)	(11,095)	(8,224)	(2,160)	(1,598)	(4,364)	$(7,270)
Discontinued operations	496	5	(148)	(59)	595	1,178	2,580	(3,277)
Net (loss) income	(8,771)	(417)	(11,243)	(8,283)	(1,565)	(420)	(1,784)	(10,547)
Net (Loss) income per common share Basic:
Continuing operations	$(1.54)	$(0.07)	$(1.84)	$(1.36)	$(0.37)	$(0.27)	$(0.73)	$(1.21)
Discontinued operations	0.08	—	(0.02)	(0.01)	0.10	0.20	0.43	(0.55)
Net (Loss)	(1.46)	(0.07)	(1.86)	(1.37)	(0.27)	(0.07)	(0.30)	(1.76)
Net (Loss) income per common share diluted:
Continuing operations	$(1.54)	$(0.07)	$(1.84)	$(1.36)	$(0.37)	$(0.27)	$(0.73)	$(1.21)
Discontinued operations	0.08	—	(0.02)	(0.01)	0.10	0.20	0.43	(0.55)
Net (Loss)	(1.46)	(0.07)	(1.86)	(1.3)	(0.27)	(0.07)	(0.30)	(1.76)

(24)	SUBSEQUENT EVENTS

Resignation of Chief Executive Officer. On January 22, 2007, Mr. Stephen J. Ruzika resigned as Chief Executive Officer of the Company. Also on January 22, 2007, the Board of Directors of the Company appointed Richard C. Rochon, the Company’s Chairman of the Board, to the position of Acting Chief Executive Officer of the Company. Mr. Rochon has been the Company’s Chairman since January 24, 2006, and a director of the Company since 2004. Mr. Rochon is Chairman and Chief Executive Officer of Royal Palm Capital Partners, a private investment and management firm. He is also a Principal of Royal Palm Capital Management, LLLP, an affiliate of Royal Palm Capital Partners.

Resignation of Chief Financial Officer. On February 9, 2007, Mr. George M. Hare resigned as Chief Financial Officer of the Company. On February 13, 2007, the Board of Directors of the Company appointed Robert C. Farenhem, a Principal of Royal Palm Capital Management, LLLP, to the position of interim Chief Financial Officer of the Company. Mr. Farenhem has been a Principal and the Chief Financial Officer of Royal Palm Capital Partners since April 2003 and has been a director and officer of Coconut Palm Acquisition Corp., a blank check company, since April 29, 2005. Between April 18, 2005 and December 20, 2005, Mr. Farenhem was the Company’s interim Chief Financial Officer.

Sale of Construction Division. On March 21, 2007, the Company completed the transactions contemplated by a certain Asset Purchase Agreement, dated as of March 12, 2007 ("Asset Purchase Agreement"), by and between the Company and BitMar Ltd., a Turks and Caicos corporation and successor-in-interest to Tiger Oil, Inc., a Florida corporation ("Purchaser"), consisting of the sale of fixed assets, inventory and customer lists constituting a majority of the assets of the Company's construction division ("Construction Division"), for approximately $5.3 million, subject to a holdback of $525,000 to be retained for resolution of certain indemnification matters in the form of a non-negotiable promissory note bearing a term of 120 days. The Company retained working capital of $6.7 million, including approximately $2.1 million in notes receivable, as of December 31, 2006. The majority of the Company's leasehold interests were retained by the Company with the Purchaser assuming only the Company's shop location at Southwest 10th Street, Deerfield Beach, Florida and entering into a 90-day sublease of the headquarters of the Construction Division located at 1350 East Newport Center Drive in Deerfield Beach, Florida. In addition, the Company entered into a three-year noncompetition agreement under the terms of which the Company agreed not to engage in business competitive with that of the Construction Division in any country, territory or other area bordering the Caribbean Sea and the Atlantic Ocean ("Territory"), excluding any production and distribution of ready-mix concrete, crushed stone, sand, concrete block, asphalt and bagged cement throughout the Territory and also agreed to other standard provisions concerning the non-solicitation of customers and employees of the Construction Division. In addition, Seller and Purchaser entered into a Transition Services Agreement (“Transition Services Agreement”) under the terms of which, Seller has agreed to make available certain of Seller's employees and independent contractors and other non-employees to assist Purchaser with the operation of the Construction Division through September 16, 2007.

As a result of this transaction, we recognized an impairment on construction assets sold in the first quarter of 2007 in the fourth quarter of 2006 of approximately $2.8 million, exclusive of any employee severance and other transaction-related expenses which will be recognized in the first quarter of 2007. We have not yet determined the amount of these transaction-related expenses as they are pending resolution of a closing matter.

Donald L. Smith, Jr., the Company's former Chairman and Chief Executive Officer and a current director of the Company and Donald L. Smith, III, a former officer of the Company, are principals of the Purchaser. Other than the Asset Purchase Agreement, Transition Services Agreement, and the Company's relationship with Donald L. Smith, Jr. and Donald L. Smith, III, there is no material relationship between the Company and the Purchaser of which the Company is aware.

Forbearance and Amendment Agreements. On April 2, 2007, effective as of March 30, 2007, the Company entered into Forbearance and Amendment Agreements (the ”Forbearance Agreements) with certain institutional investors (the “Required Holders”) holding, in the aggregate, a majority of the Company’s previously-issued Series A Convertible Preferred Stock (the “Series A Preferred Stock”).

Under the terms of these Forbearance Agreements, the Required Holders have agreed that for a period of time ending no later than January 2, 2008, they shall each refrain from taking any remedial action with respect to the Company’s failure (the “Effectiveness Failure”) to have declared effective by the United States Securities and Exchange Commission a registration statement registering the resale of the shares of Devcon’s common stock underlying the Series A Preferred Shares and warrants as required by a Registration Rights Agreement, dated February 20, 2005, by and between the Company, the Required Holders and the remaining holder of the Series A Preferred Shares (the “Registration Rights Agreement”). The parties also agreed to refrain from declaring the occurrence of any “Triggering Event” with respect to the Effectiveness Failure and from delivering any Notice of Redemption at Option of Holder with respect thereto or demanding any amounts due and payable with respect to the Effectiveness Failure, including without limitation, any Registration Delay Payments.

The Forbearance Agreements also contain agreements to amend the governing Certificate of Designations to revise certain terms of the Series A Preferred Shares, including, without limitation, a reduction in the conversion price of the Series A Preferred Shares to $6.75, allowance for the accrual of dividends on the Series A Preferred Shares at a rate equal to 10% per annum, which dividends may be payable in kind, and a revision of the definition of the Leverage Ratio. The revised definition shall provide for the Leverage Ratio to be calculated as a multiple of recurring monthly revenue ("Performing RMR") as opposed to EBITDA and a revision of the Maximum Leverage Ratio covenant to require the Maximum Leverage Ratio to equal 38x Performing RMR, commencing on June 30, 2008.

The parties to the Forbearance Agreement also agreed to allow dividends to accrue but not be payable until the expiration of the Forbearance Period.

Notwithstanding these Forbearance Agreements, on April 3, 2007, the third institutional investor who holds shares of the Company’s Series A Convertible Preferred Stock, but was not a party to the Forbearance Agreements, transmitted a notice of redemption to the Company alleging the Company failed to timely pay certain Registration Delay Payments constituting a Triggering Event which gave such investor the right to require the Company to redeem all shares of Series A Convertible Preferred Stock held by such investor. The Company disagrees that this investor has such redemption right and intends to vigorously contest any actions taken by this investor to enforce such alleged right. The investor holds shares of the Company’s Series A Convertible Preferred Stock with a face value equal to $7,000,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During 2006 we changed our independent registered public accounting firm from KPMG, LLP to Berenfeld, Spritzer, Shechter & Sheer. We have had no disagreements with either independent registered public accounting firm on accounting and financial disclosure. For more information with respect to this matter, see our Report on Form 8-K filed on July 12, 2006.

Item 9A. Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of its management, including its acting Chief Executive Officer and its Chief Financial Officer, who is also acting as the Company’s Principal Financial and Accounting Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of December 31, 2006, the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

In connection with the completion of its audit of, and the issuance of an unqualified report on, the Company’s consolidated financial statements for the fiscal year ended December 31, 2006, the Company’s independent registered public accounting firm, Berenfeld, Spritzer, Shechter & Sheer (“BSS&S”), communicated to the Company’s management and Audit Committee that certain matters involving the Company’s internal controls were considered to be “material weaknesses”, as defined under the standards established by the Public Company Accounting Oversight Board, or PCAOB. These matters pertained to (i) inadequate policies and procedures with respect to review and oversight of financial results to ensure that accurate consolidated financial statements were prepared and reviewed on a timely basis, (ii) inadequate number of individuals with U.S. GAAP experience and (iii) inadequate review of account reconciliations, analyses and journal entries.

In light of the material weaknesses described above, the Company performed additional analyses and other post-closing procedures to ensure the Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly represent in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The certifications of the Company’s acting Chief Executive Officer and the Company’s Chief Financial Officer, who has also been acting as the Company’s Principal Financial and Accounting Officer, required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of the Company’s disclosure controls and procedures and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Changes in Internal Controls

The Company is committed to continuously improving its internal controls and financial reporting. The Company is working with consultants with experience in internal controls to assist management and the Audit Committee in reviewing the Company’s current internal controls structure with a view towards meeting the formalized requirements of Section 404 of the Sarbanes-Oxley Act.

In order to remediate the significant deficiencies and material weaknesses described above, the Company’s management and its Audit Committee have taken the following steps:

•	Certain of the Company’s procedures have been formalized and documented with respect to review and oversight of financial reporting.

•	The Company has shortened the period between review cycles and continues to enhance certain mitigating controls which will provide additional analysis of financial reporting information.

The Company is in the process of implementing a financial reporting timeline and checklist process to assist in the timely gathering and review of financial information.

•	The Company is integrating accounting staffs and systems between acquired subsidiaries to facilitate standardized financial accounting and reporting procedures.

•	The Company has hired additional qualified accounting staff with GAAP experience to provide development of additional review procedures and improved financial controls.

The Company has continuously experienced turnover in key positions within the financial organization. This has delayed the Company’s ability to implement the proper measures to ensure that the internal controls over financial reporting are functioning.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics and business conduct, entitled “Code of Ethical Conduct,” that applies to our employees including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. Our Code of Ethical Conduct can be found posted in the investor relations section on our website at http://www.devc.com. The other information required in response to this Item will be set forth in our definitive proxy statement for our 2007 Annual Meeting of shareholders and is incorporated herein by reference. We intend to file our definitive proxy statement for our 2007 Annual Meeting of Stockholders by April 30, 2007.

Item 11. Executive Compensation

The information required in response to this Item will be set forth in our definitive proxy statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference. We intend to file our definitive proxy statement for our 2007 Annual Meeting of Shareholders by April 30, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this Item will be set forth in our definitive proxy statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference. We intend to file our definitive proxy statement for our 2007 Annual Meeting of Shareholders by April 30, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in response to this Item will be set forth in our definitive proxy statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference. We intend to file our definitive proxy statement for our 2007 Annual Meeting of Shareholders by April 30, 2007.

Item 14. Principal Accountant Fees and Services

The information required in response to this Item will be set forth in our definitive proxy statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference. We intend to file our definitive proxy statement for our 2007 Annual Meeting of Shareholders by April 30, 2007.

PART IV

Item 15. Exhibits, and Financial Statement, schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated financial statements.

An index to consolidated financial statements for the year ended December 31, 2006 appears on page xx.

(2)	Financial Statement Schedule.

All financial schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

(3)	Exhibits.

Exhibit	Description
2.1	Asset Purchase Agreement, dated as of March 12, 2007, by and between Tiger Oil, Inc. and Devcon International Corp. (32) (2.1)

3.1	Registrant’s Restated Articles of Incorporation (1)(3.1); (13)(3.1); (25)(Annex A)

3.2	Registrant’s Amended and Restated Bylaws (6) (3.2)

4.1	Certificate of Designations of Series A Convertible Preferred Stock (27) (4.1)

10.1	Registrant’s 1986 Non-Qualified Stock Option Plan (2)(10.1)

10.2	Registrant’s 1992 Stock Option Plan (4)(A)

10.3	Registrant’s 1992 Directors’ Stock Option Plan (4)(B)

10.4	Form of Indemnification Agreement between the Registrant, and its directors and certain of its officers (3)(A)

10.5	Material Purchase Agreement, dated August 17, 1995, between Bouwbedrijf Boven Winden, N.V. and Hubert Petit, Francois Petit and Michel Petit (5) (10.41)

10.6	Stock Purchase Agreement, dated August 17, 1995, between the Registrant and Hubert Petit, Francois Petit and Michel Petit (5)(10.42)

10.7	Second Amended and Restated Salary Continuation and Retirement Benefit Agreement dated June 30, 2000 (7)(10.32)

Exhibit	Description
10.8	Registrant’s 1999 Stock Option Plan, as amended (8) (Appendix A)

10.9	Operating Agreement of Devcon/Matrix Utility Resources, LLC (9) (10.30)

10.10	Option agreement for Devcon to buy all of Matrix assets (9) (10.31)

10.11	Stock option agreement for Matrix to buy Devcon Shares (9) (10.32)

10.12	Purchase Agreement by and between the Company and Coconut Palm Capital Investors, Ltd., dated April 2, 2004 (10) (Annex D)

10.13	Form of First Tranche Warrant Issued to Coconut Palm Capital Investors, Ltd. (10) (Annex E)

10.14	Separation Agreement, dated as of September 29, 2004, by and between the Company and Jan Norelid (11) (99.2)

10.15	Letter Agreement, dated January 13, 2004, by and between Richard L. Hornsby and the Company concerning the Richard Hornsby Retirement Program (12) (10.1)

10.16	Management Services Agreement, dated August 12, 2005, by and between the Company and Royal Palm Capital Management, LLLP (14) (10.1)

10.17	Asset Purchase Agreement, dated August 15, 2005, among V.I. Cement and Building Products, Inc., Devcon International Corp. and Heavy Materials, LLC (15) (10.1)

10.18	Agreement and Plan of Merger, dated November 11, 2005, among Devcon International Corp, Devcon Acquisition, Inc. and Guardian International, Inc. (16) (2.1)

10.19	Stock Purchase Agreement, dated November 10, 2005 by and among Topspin Associates, L.P., Topspin Partners, L.P., Bariston Investments, LLC, Sheldon E. Katz, Mike McIntosh, Christopher E. Needham, Seller’s Representatives and Devcon Security Holdings, Inc. (17) (10.1)

10.20	Credit Agreement, dated November 10, 2005, by and among Devcon Security Holdings, Inc., Devcon Security Services Corp., Coastal Security Company, Coastal Security Systems, Inc. and Central One, Inc. and CapitalSource Finance LLC. (17) (10.2)

10.21	Bridge Loan Agreement dated November 10, 2005 by and among Borrowers, and CapitalSource Finance LLC (17) (10.3)

10.22	Stock Purchase Agreement, dated January 23, 2006, by and between the Company and Donald L. Smith, Jr. (18) (10.1)

10.23	Securities Purchase Agreement, dated as of February 10, 2006, by and between Devcon International Corp. and the investors set forth therein. (19) (10.1)

10.24	Notice of Termination of Stock Purchase Agreement, dated January 23, 2006, by and between the Company and Donald L. Smith, Jr. (20) (10.2)

10.25	Stock Purchase Agreement, dated March 2, 2006, by and between A. Hadeed and Gary O’Rourke and Devcon International Corp. (20) (10.3)

10.26	Form of Promissory Note issued by the Company and Steelheads Investment Ltd., Castlerigg Master Investments Ld., and CS Equity II LLC (21) (10.1)

10.27	Form of Warrant, dated February 10, 2006, by and among the Company and Steelheads Investment Ltd., Castlerigg Master Investments Ltd., and CS Equity II LLC (21) (10.2)

10.28	Amendment to Securities Purchase Agreement, dated as of February 24, 2006, by and between Devcon International Corp. and the investors set forth therein (22) (10.45)

Exhibit	Description
10.29	Amendment to Promissory Note (HBK Main Street Investments L.P.) (22) (10.46)

10.30	Amendment to Promissory Note (CS Equity II LLC) (22) (10.47)

10.31	Amendment to Promissory Note (Castterigg Master Investments Ltd.) (22) (10.48)

10.32	Second Amendment to Securities Purchase Agreement, dated as of May 10, 2006, by and between Devcon International Corp. and the investors set forth therein (23) (10.1)

10.33	Second Amendment to Promissory Note (HBK Main Street Investments L.P.) (23) (10.2)

10.34	Second Amendment to Promissory Note (CS Equity II LLC) (23) (10.3)

10.35	Second Amendment to Promissory Note (Castterigg Master Investments Ltd.) (23) (10.4)

10.36	Agreement, dated as of June 5, 2006, by and among EBR Holding Limited, Emerald Bay Resort & Co., Devcon International Corp. and Bahamas Construction & Development Ltd. (24) (10.1)

10.37	Agreement, dated as of June 5, 2006, by and among Donald L. Smith, Jr., Devcon International Corp and Bahamas Construction & Development Ltd. (24) (10.2)

10.38	Form of Registration Rights Agreement by and among Devcon International Corp. and the investors set forth therein (25) (Annex K)

10.39	2006 Incentive Compensation Plan (26) (Annex A)

10.40	First Amendment, Master Reaffimation and Joinder to CapitalSource Credit Agreement, dated as of March 6, 2006 (28) (10.1)

10.41	Second Amendment to CapitalSource Credit Agreement, dated as of April 11, 2006 (28) (10.2)

10.42	Waiver and Third Amendment to CapitalSource Credit Agreement, dated as of December 29, 2006 (28) (10.3)

10.43	Advisory Services Agreement, dated as of January 26, 2007, by and between Devcon International Corp. and Stephen J. Ruzika (29) (10.1)

10.44	Separation Agreement, dated as of February 14, 2007, by and between Devcon International Corp. and George M. Hare (30) (10.1)

10.45	Termination and Release Agreement, dated as of March 13, 2007, by and among Devcon International Corp., Devcon Construction and Development Corp, DSMS, Ltd. and Donald L. Smith, Jr. (32) (10.1)

10.46	Forbearance and Amendment Agreement, dated as of March 30, 2007, by and between Devcon International Corp. and HBK Main Street Investments L.P. (33) (10.1)

10.47	Forbearance and Amendment Agreement, dated as of March 30, 2007, by and between Devcon International Corp. and CS Equity II LLC (33) (10.2)

10.48	Amendment to Forbearance and Amendment Agreement, dated as of April 13, 2007, by and between Devcon International Corp. and HBK Main Street Investments L.P. (34) (10.1)

10.49	Amendment to Forbearance and Amendment Agreement, dated as of April 13, 2007, by and between Devcon International Corp. and CS Equity II LLC (34) (10.2)

Exhibit	Description
10.50	V.I. Cement and Building Products Inc. 401(k) Retirement and Savings Plan (35) (10.4)

21.1	Registrant’s Subsidiaries (36)

23.1	Consent of Berenfeld, Spritzer, Shechter & Sheer (36)

23.2	Consent of KPMG LLP (36)

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (36)

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (36)

32.1	Chief Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (36)

32.2	Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (36)

(1)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Registration statement on Form S-2 (No. 33-31107).
(2)	Incorporated by reference to the exhibit shown in the parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987 (the “1987 10-K”).
(3)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Proxy Statement dated May 30, 1989.
(4)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Proxy Statement dated May 6, 1992.
(5)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
(6)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
(7)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000
(8)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Proxy Statement on Form 14A dated May 2, 2003
(9)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003
(10)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Proxy Statement dated July 12, 2004
(11)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated October 6, 2004
(12)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Registration Statement on Form S-3 effective as of October 13, 2004 (No. 333-119158)
(13)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated February 28, 2005
(14)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005
(15)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated August 15, 2005
(16)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated November 9, 2005
(17)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated November 10, 2005
(18)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated January 19, 2006
(19)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated February 10, 2006

(20)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated March 2, 2006
(21)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated March 6, 2006
(22)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 10-K for the year ended December 31, 2005
(23)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2006
(24)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006
(25)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Information Statement dated September 18, 2006
(26)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Proxy Statement dated October 11, 2006
(27)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated October 20, 2006
(28)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated January 9, 2007
(29)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated January 22, 2007
(30)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated February 9, 2007
(31)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated March 12, 2007
(32)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated March 12, 2007
(33)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated April 2, 2007
(34)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated April 13, 2007
(35)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 10-K for the year ended December 31, 1996
(36)	Filed herewith

Management employee contracts, compensatory plans and other arrangements included as part of the exhibits referred to above are as follows:

10.1	Registrant’s 1986 Non-Qualified Stock Option Plan (2)(10.1)

10.2	Registrant’s 1992 Stock Option Plan (4)(A)

10.3	Registrant’s 1992 Directors’ Stock Option Plan (4)(B)

10.4	Form of Indemnification Agreement between the Registrant, and its directors and certain of its officers (3)(A)

10.7	Second Amended and Restated Salary Continuation and Retirement Benefit Agreement dated June 30, 2000 (7)(10.32)

10.8	Registrant’s 1999 Stock Option Plan, as amended (8) (Appendix A)

10.14	Separation Agreement, dated as of September 29, 2004, by and between the Company and Jan Norelid (11) (99.2)

10.15	Letter Agreement, dated January 13, 2004, by and between Richard L. Hornsby and the Company concerning the Richard Hornsby Retirement Program (12) (10.1)

10.16	Management Services Agreement, dated August 12, 2005, by and between the Company and Royal Palm Capital Management, LLLP (14) (10.1)

10.39	2006 Incentive Compensation Plan (26) (Annex A)

10.43	Advisory Services Agreement, dated as of January 26, 2007, by and between Devcon International Corp. and Stephen J. Ruzika (29) (10.1)

10.44	Separation Agreement, dated as of February 14, 2007, by and between Devcon International Corp. and George M. Hare (30) (10.1)

10.50	V.I. Cement and Building Products Inc. 401(k) Retirement and Savings Plan (35) (10.4)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 17, 2007	DEVCON INTERNATIONAL CORP.

	BY:	/S/ RICHARD C. ROCHON
Richard C. Rochon
Acting Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below. is signature page right

DEVCON INTERNATIONAL CORP.

April 17, 2007	By:	/S/ RICHARD C. ROCHON
Richard C. Rochon
Acting Chief Executive Officer Principal Executive Officer) and Chairman of the Board

April 17, 2007	By:	/S/ ROBERT C. FARENHEM
Robert C. Farenhem
Chief Financial Officer
(Principal Financial and Accounting Officer)

April 17, 2007	By:	/S/ GUSTAVO R. BENEJAM
Gustavo R. Benejam
Director

April 17, 2007	By:	/S/ P. RODNEY CUNNINGHAM
P. Rodney Cunningham
Director

April 17, 2007	By:	/S/ MARIO B. FERRARI
Mario B. Ferrari
Director

April 17, 2007	By:	/S/ RICHARD L. HORNSBY
Richard L. Hornsby
Director

April 17, 2007	By:	/S/ DONALD K. KARNES
Donald K. Karnes
Director

April 17, 2007	By:	/S/ PER OLOF LÖÖF
Per Olof Lööf
Director

April 17, 2007	By:	/S/ W. DOUGLAS PITTS
W. Douglas Pitts
Director

April 17, 2007	By:	/S/ DONALD L. SMITH, JR
Donald L. Smith, Jr.
Director

EXHIBIT INDEX

Exhibit	Description
21.1	Registrant’s Subsidiaries

23.1	Consent of Berenfeld, Spritzer, Shechter & Sheer

23.2	Consent of KPMG LLP

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002