Form 10-K/A
period 2006-12-31
DEVCON INTERNATIONAL CORP
filed 2007-04-30
CIK 28452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Devcon International Corp (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Original Filing”). This Amendment No. 1 is being filed to correct (the “Corrective Amendments”) certain errors the Company discovered were the result of technical difficulties encountered during the filing process. These amendments consist of the following:

(a) correct certain typographically errors in the Original Filing; and

(b) revise Note 23 to the Company’s Consolidated Financial Statements to note certain changes in the amounts set forth in the selected quarterly data.

In addition, this Amendment No. 1 is being filed to add Part III of the Form 10-K, which was omitted in reliance on General Instruction G(3) thereto, and to add disclosures to “Item 3—Legal Proceedings” regarding a lawsuit that was recently filed against the Company by one of the holders of the Company’s Series A Convertible Preferred Stock.

The Company does not believe any of the Corrective Amendments to be material. Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning our expectations, plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, appear under the headings “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The words “could,” “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “goal,” “forecast” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will result or be achieved.

There may be factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements. Some of the risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements are described in the section entitled “Risk Factors” (Item 1A) and elsewhere in this Annual Report on Form 10-K.

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

Series A Convertible Preferred Stock Holder

On January 31, 2007, an investor who holds 7,000 of the 45,000 outstanding shares of our Series A Convertible Preferred Stock, but was not a party to certain Forbearance Agreements entered into by the other two holders of the Series A Convertible Preferred Stock, transmitted a notice of redemption to us alleging we failed to timely pay certain registration delay payments purportedly owed to this investor constituting a “Triggering Event” which purportedly gave this investor the right to require us to redeem all shares of Series A Convertible Preferred Stock held by this investor. On April 3, 2007, after the other investors had entered into the Forbearance Agreements with us, this same investor transmitted a second notice of redemption to us again alleging we had failed to timely pay the registration delay payments to this investor purportedly constituting a Triggering Event which gave such investor the right to require us to redeem all shares of Series A Convertible Preferred Stock held by this investor. The investor had given us the option of accepting certain restructuring terms which we did not believe would be in the best interests of our shareholders or redeeming the shares of Series A Convertible Preferred Stock that are held by this investor.

On April 25, 2007, this investor filed a lawsuit in the United States District Court for the Southern District of New York repeating these allegations and requesting specific performance compelling us to redeem all 7,000 shares of Series A Convertible Preferred Stock from and pay any delinquent registration delay payments to this investor or, in the alternative, damages for breach of contract.

We believe the transmittal of the redemption notice on January 31, 2007 to be in error, among other reasons, because we believe the terms of the Registration Rights Agreement provide the registration delay payments were payable only on the thirtieth day after the effectiveness failure and not on the actual date of the effectiveness failure and only the Required Holders (as defined by the Certificate of Designations, holders holding in excess of 50% of the shares of Series A Convertible Preferred Stock) could effect this redemption. The investor has noted its disagreement with our interpretation of the terms of the Registration Rights Agreement. We similarly believe the transmittal of the April 3, 2007, redemption notice to be in error, among other reasons, because we believe the Forbearance Agreements provide us temporary relief as we attempt to reach an agreement with the Required Holders as to restructuring options with respect to the Series A Convertible Preferred Stock and only the Required Holders can effect such a redemption. The Required Holders have not requested any redemption of the Series A Convertible Preferred Stock.

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

Accordingly, we believe that this claim is without merit. However, notwithstanding this belief, we are unable to predict the ultimate outcome of this litigation. We cannot assure you that we will prevail with respect to the legal defenses described above or any other legal defense. If the investor delivering the redemption notice is determined by the court in which it has filed the lawsuit or some other third party having authority to interpret the governing documents to have the right to immediately demand a redemption of the Series A Convertible Preferred Stock, we could be obligated to redeem the full $7,000,000 face value of the Series A Convertible Preferred Stock held by this investor. If the Required Holders at some point in the future demand a similar redemption and we are unsuccessful at asserting the various legal defenses we believe we have, we could be obligated to pay the full $45,000,000 face value of the Series A Convertible Preferred Stock and, in some circumstances, an additional premium equal to 15.0% of this face value. We do not believe we have sufficient liquidity to satisfy any redemption request which may be presented to us.

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

(8)	INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consists of the following as of December 31, 2006 and December 31, 2005:

	(dollars in thousands)
	Goodwill	Customer Lists and Relationships	Other	Total
Ending balance, December 31, 2004	$1,115	$3,698	$622	$5,435
Acquisition of businesses	49,078	47,678	1,200	97,956
Purchase price adjustment	(1,298)	(848)	—	(2,146)
Purchased from third parties	—	669	—	669
Less disposition of cancelled customer accounts	—	(1,551)	—	(1,551)
Less sale of customer accounts	(876)	(955)	—	(1,831)

Ending balance, December 31, 2005	48,019	48,691	1,822	98,532
Less accumulated amortization	—	(2,641)	(98)	(2,739)

Ending balance, net, December 31, 2005	48,019	46,050	1,724	95,793
Acquisition of businesses	32,434	44,000	1,400	77,834
Purchase price adjustment	(2,865)			(2,865)
Purchased from third parties		698		698
Less disposition of cancelled customer accounts		(7,040)		(7,040)
Less sale of customer accounts	(1,011)	(3,331)		(4,342)

Ending balance, December 31, 2006	76,577	80,377	3,124	160,078
Less accumulated amortization	—	(9,589)	(334)	(9,923)
	$76,577	$70,788	$2,790	$150,155

Amortization expense was $17.7 million, $4.2 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The table below presents the weighted average life in years of the Company’s intangible assets.

	2006		2005		2004
	(Amount in years)
Goodwill	(a	)	(a	)	(a	)
Customer accounts	10.0		11.2		11.6
Other	2.3		3.8		4.6

Weighted average	9.9		11.0		11.3

(a)	Goodwill is not amortized but, along with all other intangible assets, is reviewed for possible impairment each year at June 30 or when indicators of impairment exist.

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

The following freestanding and embedded derivative financial instruments were identified with the issuance of the Notes: i) the warrants, which is a freestanding derivative, and ii) the right to purchase the Series A Convertible Preferred Stock upon issuance (the “Right to Purchase”), which is a freestanding derivative instrument within the SPA.

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

(23)	SELECTED QUARTERLY DATA (Unaudited)

	(Amounts shown in thousands except share and per share data information)
	2006 Quarters				2005 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Revenue	$23,849	$28,551	$26,141	$27,082	$15,059	$19,220	$16,680	$20,823
Gross Margin	4, 802	9,870	6,351	9,431	4, 153	4,189	640	4,882
(Loss) income from:
Continuing operations	(9,254)	(361)	(11,093)	(8,300)	(2,160)	(1,598)	(4,364)	$(7,270)
Discontinued operations	483	56	(148)	(15)	595	1,178	2,580	(3,277)
Net (loss) income	(8,771)	(417)	(11,241)	(8,285)	(1,565)	(420)	(1,784)	(10,547)
Net (Loss) income per common share Basic:
Continuing operations	$(1.54)	$(0.06)	$(1.84)	$(1.38)	$(0.37)	$(0.27)	$(0.73)	$(1.21)
Discontinued operations	0.08	(0.01)	(0.02)	(0.00)	0.10	0.20	0.43	(0.55)
Net (Loss)	(1.46)	(0.07)	(1.86)	(1.37)	(0.27)	(0.07)	(0.30)	(1.76)
Net (Loss) income per common share diluted:
Continuing operations	$(1.54)	$(0.06)	$(1.84)	$(1.36)	$(0.37)	$(0.27)	$(0.73)	$(1.21)
Discontinued operations	0.08	(0.01)	(0.02)	(0.00)	0.10	0.20	0.43	(0.55)
Net (Loss)	(1.46)	(0.07)	(1.86)	(1.37)	(0.27)	(0.07)	(0.30)	(1.76)

(24)	SUBSEQUENT EVENTS

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

In order to remediate the significant deficiencies and material weaknesses described above, the Company’s management and its Audit Committee have taken the following steps:

•	Certain of the Company’s procedures have been formalized and documented with respect to review and oversight of financial reporting.

•	The Company has shortened the period between review cycles and continues to enhance certain mitigating controls which will provide additional analysis of financial reporting information.

•	The Company is in the process of implementing a financial reporting timeline and checklist process to assist in the timely gathering and review of financial information.

•	The Company is integrating accounting staffs and systems between acquired subsidiaries to facilitate standardized financial accounting and reporting procedures.

•	The Company has hired additional qualified accounting staff with GAAP experience to provide development of additional review procedures and improved financial controls.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Our directors and executive officers, as of March 31, 2007, are as follows:

Name	Age	Position(s) held with the Company
Richard C Rochon.	49	Chairman of the Board and Acting Chief Executive Officer
Donald L. Smith, Jr.	85	Director
Richard L. Hornsby	71	Director
W. Douglas Pitts	67	Director
Gustavo R. Benejam	51	Director
Mario B. Ferrari	29	Director
Per-Olof Lööf	56	Director
P. Rodney Cunningham	59	Director
Donald K. Karnes	56	Director
Robert C. Farenhem	36	Chief Financial Officer
Ron Lakey	52	President and Chief Operating Officer

Richard C. Rochon, has been our Chairman since January 24, 2006 and a director of ours since 2004. In addition, he has been our Acting Chief Executive Officer since January 2007. Mr. Rochon is currently Chairman and Chief Executive Officer of Royal Palm Capital Partners, a private investment and management firm that he founded in March 2002. Mr. Rochon is currently a director of CBIZ, Inc. and has been since his election in October 1996. From 1985 to February 2002, Mr. Rochon served in various capacities with, and most recent as President of, Huizenga Holdings, Inc., a management and holding company owned by H. Wayne Huizenga. Mr. Rochon has also served as a director of, and is currently Chairman of, SunAir Services, Inc., a provider of pest-control and lawn care services since February 2005. Mr. Rochon was a director of Bancshares of Florida, a full-service commercial bank from 2002 until February 2007. In September 2005, Mr. Rochon became Chairman and CEO of Coconut Palm Acquisition Corp., a newly organized blank check company. Mr. Rochon was also employed as a certified public accountant by the public accounting firm of Coopers and Lybrand from 1979 to 1985. Mr. Rochon received his B.S. in accounting from Binghamton University in 1979 and Certified Public Accounting designation in 1981.

Donald L. Smith, Jr., our co-founder, has served as a director since 1951. Mr. Smith served as our Chairman of the Board from our inception in 1951 to January 24, 2006. From 1951 until April 2005, he also served as our Chief Executive Officer, and from 1951 until October 2004, he served as our President. Mr. Smith was retired since April 2005 until Bitmar Ltd., a company with which Mr. Smith is affiliated as part owner and Vice President purchased the assets of our construction division.

Richard L. Hornsby, a director of ours since 1975, served as our Executive Vice President from March 1989 to December 2004. Mr. Hornsby served as our Vice President from August 1986 to February 1989. From September 1981 until July 1986 he was Financial Manager of R.O.L., Inc. and L.O.R., Inc., companies primarily engaged in various private investment activities. He has been a director of Devcon since 1975 and served as Vice President-Finance from 1972 to 1977.

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

Mario B. Ferrari, a director of ours since 2004, is currently a principal at Royal Palm Capital Partners, a private investment and management firm. Mr. Ferrari is also a director of publicly-held SunAir Services Corporation and Coconut Palm Acquisition Corp. Prior to joining Royal Palm Capital Partners in 2002, he worked as an investment banker with Morgan Stanley & Co. from 2000 to 2002, where he served as a founding member of the Private Equity Placement Group. Previously from 1997 thru 1999, Mr. Ferrari was co-founder of PowerUSA, LLC, a retail energy services company. Mr. Ferrari has a B.S. in Finance and International Business, magna cum laude, from Georgetown University.

Per-Olof Lööf, a director of ours since 2004, was named Chief Executive Officer and director of South Carolina based KEMET Corporation effective April 4, 2005; Mr. Lööf is also a director of Global Options, Inc., a security consulting firm based in New York City. From 2001 to 2004, Mr. Lööf was a Senior Vice President of Tyco Fire and Security, a subsidiary of Tyco International Ltd. From August 1999 to November 2001, Mr. Lööf was President and Chief Executive Officer of Sensormatic Electronics, Inc., a leading company in the electronic security industry. During his tenure, he successfully led the company through a turnaround and managed a successful acquisition of Sensormatic by Tyco International Ltd. From 1995 to June 1999, Mr. Lööf was Senior Vice President of NCR’s Financial Solutions Group, a supplier to the retail financial services industry. From 1994 to 1995, Mr. Lööf was President and Chief Executive Officer of AT&T Istel Co., a European-based provider of integrated computing and communication services. From 1982 to 1994, Mr. Lööf held a variety of management positions with Digital Equipment Corporation, including Vice President of Sales and Marketing for Europe and Vice President, Financial Services Enterprise for Europe. Mr. Lööf holds an MSc degree in economics and business from the Stockholm School of Economics.

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

Donald K. Karnes, a director of ours since October 21, 2005, is currently the Chief Executive Officer (a position he has held since October 2007) and a director (a position he has held since October 2007) of American Residential Services Investment Holdings, LLC, a national provider of cooling, heating and plumbing services. Mr. Karnes also currently serves as a director of Ameripride Services Inc., a uniform rental business. Mr. Karnes has been a member of the board of directors of Ameripride Services since 2003 and has served on its audit committee and nominating committee. From 1996 to 2004, Mr. Karnes served as Group President of TruGreen Companies L.L.C., which included the divisions of TruGreen LawnCare and TruGreen LandCare. Mr. Karnes also served as President of Terminix International Company L.P. from 1996 to 2000. In 1997, Mr. Karnes was named Chief Operating Officer of Terminix International. Prior to holding office with Terminix International and TruGreen Companies, Mr. Karnes was the President and Chief Operating Officer of a division of TruGreen Companies, TruGreen ChemLawn, from 1991 to 1996. During such time, TruGreen Companies acquired ChemLawn and Mr. Karnes led the successful combination and integration of the two companies.

Robert C. Farenhem, has been our Chief Financial Officer since February 2007. Mr. Farenham is a Principal of Royal Palm Capital Management, LLLP. Mr. Farenhem has been a Principal and the Chief Financial Officer of Royal Palm Capital Partners since April 2003 and is a director of Equity Media Holdings Corp. and American Residential Services Investment Holdings, LLC. Between April 18, 2005 and December 20, 2005, Mr. Farenhem was our Interim Chief Financial Officer. Prior to joining Royal Palm Capital, from February 2002 through April 2003, Mr. Farenhem was Executive Vice President of Strategic Planning and Corporate Development for Bancshares of Florida and Chief Financial Officer for Bank of Florida. Bancshares of Florida is a multi-bank holding company that includes Bank of Florida. Previously, Mr. Farenhem was an investment banker with Bank of America Securities from October 1998 to February 2002, advising on mergers and acquisitions, public and private equity, leveraged buyouts and other financings. Mr. Farenhem graduated from the University of Miami, where he received his BBA in Finance.

Ron G. Lakey had been our President and Chief Operating Officer since December 2006. He had been our President of Construction and Materials since January 23, 2006. Prior to his tenure as President of the Construction and Materials divisions, from April 2005 to January 23, 2006, Mr. Lakey was our Vice President – Business Development. Prior to that, from February 2005 to April 2005, he served as our Chief Financial Officer. From February 2004 until January 2005, Mr. Lakey served on the board of directors and as Chief Financial Officer of Alice Ink, Inc., a privately held consumer products company. From July 1987 to August 1997 he served in various financial and operational positions for various ADT Limited subsidiaries, including Chief Operating Officer for its operations in Canada and eleven European countries. Mr. Lakey has over 15 years of experience in the electronic security services industry. Prior to joining Alice Ink, Inc. and following his time at ADT, Mr. Lakey was retired. On April 27, 2007, Mr. Lakey resigned from his position with Devcon.

Our directors hold office until the next annual meeting of our shareholders or until their successors have been duly elected and qualified. Our officers are elected annually by our board of directors and serve at the discretion of the board of directors. There are no arrangements or understandings with respect to the selection of officers or directors.

There are no family relationships between any of our directors and executive officers named above. Donald L. Smith, III, who is listed as a “named executive officer” in this report but is no longer currently employed by us is the son of Donald L. Smith, Jr., a founder, director and former Chairman and Chief Executive Officer of ours. See “Item 11 — Executive Compensation”.

Information Regarding the Board of Directors and Committees of the Board of Directors and Other Corporate Governance Matters

We operate within a comprehensive plan of corporate governance for the purpose of defining responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. We regularly monitor developments in the area of corporate governance. In July 2002, Congress passed the Sarbanes-Oxley Act of 2002, which, among other things, establishes, or provides the basis for, a number of corporate governance standards and disclosure requirements. In addition, Nasdaq has corporate governance and listing requirements which have been approved by the Securities and Exchange Commission. In response to these actions, our board of directors has initiated the below actions consistent with certain of the proposed rules.

Independent Directors

A majority of the members of our board of directors is independent according to the Nasdaq Corporate Governance rules. In particular, our board of directors has in the past evaluated, and our nominating committee will in the future evaluate, periodically the independence of each member of the board of directors.

The committee or board determines whether a director is independent by evaluating, among other factors, the following:

1.	Whether the member of the board of directors has any material relationship with us, either directly, or as a partner, shareholder or officer of an organization that has a relationship with us;

2.	Whether the member of the board of directors is a current employee of ours or was an employee of ours within three years preceding the date of determination;

3.	Whether the member of the board of directors is, or in the three years preceding the date of determination has been, affiliated with or employed by (i) a current internal or external auditor of ours or any affiliate of such auditor or (ii) any former internal or external auditor of ours or any affiliate of such auditor, which performed services for us within three years preceding the date of determination;

4.	Whether the member of the board of directors is, or in the three years preceding the date of determination has been, part of an interlocking directorate, in which an executive officer of ours serves on the compensation committee of another company that concurrently employs the member as an executive officer;

5.	Whether the member of the board of directors, or any immediate family member of a director, receives any consulting, advisory or other compensatory fee from us, other than payments made in his or her capacity as a member of our board of directors, payments to an immediate family member who is an employee (other than an executive officer) of ours, benefits under a tax-qualified retirement plant or non-discretionary compensation;

6.	Whether the member is an executive officer of ours or owns specified amounts of our securities — for purposes of this determination, a member will not lose his or her independent status due to levels of stock ownership as long as the member owns 10% or less of our voting securities or management determines that this member’s ownership above the 10% level does not affect his independence;

7.	Whether an immediate family member of the member of the board of directors is a current executive officer of ours or was an executive officer of ours within three years preceding the date of determination;

8.	Whether an immediate family member of the member of the board of directors is, or in the three years preceding the date of determination has been, affiliated with or employed in a professional capacity by (i) a current internal or external auditor of ours or any affiliate of ours or (ii) any former internal or external auditor of ours or any affiliate of ours which performed services for it within three years preceding the date of determination; and

9.	Whether an immediate family member of the member of the board of directors is, or in the three years preceding the date of determination has been, part of an interlocking directorate in which an executive officer of ours serves on the compensation committee of another company that concurrently employs the immediate family member of the member of the board of directors as an executive officer.

10.	Whether the member of the board of directors, or an immediate family member of the board of directors, is a partner in, or controlling shareholder or executive officer of, any organization to which we made or received from payments for property or services, in the current year or in the past three fiscal years, exceeding the greater of 5% of the recipient’s consolidated gross revenues for that year or $200,000 with the exception of: (i) payments arising solely from investments in our securities; or (ii) payments under non-discretionary charitable contribution matching programs.

The above list is not exhaustive and the committee considers all other factors which could assist it in its determination that a director has no material relationship with us that could compromise that director’s independence.

As a result of this review, our board of directors affirmatively determined that W. Douglas Pitts, Gustavo R. Benejam, Per-Olof Lööf, Donald K. Karnes and Rodney Cunningham are independent of Devcon and our management under the standards set forth above. Donald L. Smith, Jr. and Richard L. Hornsby are considered inside directors because of their previous employment as our senior executives and because of transactions we’ve entered into with Donald L. Smith, Jr. See “Item 13 — Certain Relationships and Related Transactions”. Richard C. Rochon and Mario B. Ferrari are considered non-independent outside directors because of their relationship with Coconut Palm Capital Partners, Ltd., an entity that made an $18 million investment in the Company in July 2004 and received beneficial ownership of approximately 57.6% of the shares of our common stock on a fully-diluted as-converted basis as of such date (approximately 52.4% of the shares of our common stock on a fully-diluted as-converted basis as of March 30, 2007) as a consequence. As a result of this analysis Messrs. Smith, Hornsby, Rochon and Ferrari are precluded from sitting on our audit committee.

Our non-management directors hold meetings separate from management, and intend to continue to hold such meetings at least once a year.

Directors’ Fees

We pay each of our directors an annual retainer for board service of $25,000, except for our former Chairman, Donald L. Smith, Jr., who was paid a $35,000 fee to compensate him for his service as Chairman of our board of directors during a portion of 2006. Members of our audit committee receive an additional annual retainer of $1,000 in June, except for the chairman of that committee whose additional annual retainer equals $5,000. Compensation committee and nominating committee members receive an additional $1,000 annual retainer, except for the chairman of each of these committees who receives an additional $5,000 annual retainer. Non-employee directors also receive attendance fees in an amount equal to $1,000 per in-person or telephonic meeting attended by such directors. Amounts paid to our directors, including the chairmen of the committees of the board of directors, may be increased by action of the board.

A new non-employee director will be granted an option to purchase 8,000 shares of our common stock upon the commencement of service as a director from a stock option plan then in effect. In addition, each non-employee director will be granted options to purchase 5,000 shares of our common stock after each annual meeting. Options are granted at an exercise price equal to the closing market price on the grant date.

Director Compensation Table

The following director compensation table sets forth, for the fiscal year ended December 31, 2006, the cash and certain other compensation paid or accrued by us to our outside directors.

Name	Fees Earned or Paid in Cash ($) (1)		Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Gustavo R. Benejam	21,250		--	12,885	--	--	--		34,135
James Cast	5,750	(3)	--	2,147	--	--	75,000	(4)	82,897
P. Rodney Cunningham	7,875		--	27,917	--	--	--		35,792
Mario B Ferrari	12,750		--	12,885	--	--	--		25,635
Richard L. Hornsby	11,000		--	12,885	--	--	62,000	(5)	85,885
Donald K. Karnes	14,250		--	27,917	--	--	--		42,167
Per-Olof Loof	20,500		--	12,885	--	--	--		33,385
W. Douglas Pitts	24,250		--	12,885	--	--	--		37,135
Richard C. Rochon	12,750		--	12,885	--	--	--		25,635
Donald L. Smith, Jr.	35,000		--	12,885	--	--	322,956	(6)	370,841

(1)	Represents fees paid to the directors during 2006 as members of the board and for their participation on various committees.
(2)	Represents the grant date expense of stock options to purchase shares of common stock granted in November 2006 at $2.14746 per share, as determined pursuant to FAS 123R.
(3)	Mr. Cast resigned from our board on January 23, 2006; fees paid are for the period through and including January 23, 2006.
(4)	Represents payments made to Mr. Cast under a separate consulting agreement. See “Item 13 — Certain Relationships and Related Transactions”.
(5)	Represents payments made to Mr. Hornsby under a separate consulting agreement. See “Item 13 — Certain Relationships and Related Transactions”.

(6)

Represents retirement benefits paid to Mr. Smith ($253,800), the value of Mr. Smith’s automobile ($2,013) and interest paid to Mr. Smith by the Company in relation to a related party note totaling $67,143. See “Item 13 — Certain Relationships and Related Transactions”

Board Meetings

During the year ended December 31, 2006, our board of directors held eight meetings and took seven actions by unanimous written consent. During 2006, except for Per-Olof Lööf, no incumbent director attended fewer than 75 percent of the aggregate of (i) the number of meetings of our board of directors held during the period he served on the board and (ii) the number of meetings of committees of the board held during the period he served on such committees. We have no formal policy regarding attendance by our directors at our annual shareholder meetings, although we encourage this attendance and most of our directors have historically attended these meetings. All of our directors attended the 2006 annual shareholder meeting. Our board of directors has three standing committees — the audit committee, the compensation committee and the nominating committee.

Audit Committee

Our audit committee is comprised of three non-employee members of our board of directors. After reviewing the qualifications of the current members of our audit committee, and any relationships they may have with our company that might affect their independence from Devcon, our board of directors has determined that:

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

Messrs. Pitts, Lööf and Benejam are members of our audit committee. The audit committee held seven meetings and took one action by unanimous written consent during 2006. The duties and responsibilities of the Company’s audit committee include: (a) monitoring the integrity of our financial reporting process and systems of internal controls regarding finance, accounting, legal and regulatory compliance, (b) monitoring the independence and performance of our independent registered public accounting firm and our internal audit functions, (c) providing an avenue of communication between our independent registered public accounting firm and management and (d) having the sole authority to appoint, determine funding for and oversee our external auditors. The audit committee is governed by a charter which we believe conforms to the corporate governance rules issued by the Securities and Exchange Commission and Nasdaq concerning audit committees. This charter is available on our website at www.devc.com. A copy of this charter may be obtained for no cost upon request from our Corporate Secretary. The information contained in our internet website is not incorporated into this annual report.

Berenfeld, Spritzer, Shechter & Sheer, or BSS&S, our independent registered public accounting firm, reports directly to the audit committee. Any allowable work to be performed by BSS&S outside of the scope of the regular audit is pre-approved by the audit committee. The audit committee will not approve any work to be performed that is in violation to the Securities Exchange Act of 1934, as amended.

The audit committee, consistent with the Sarbanes-Oxley Act of 2002 and the rules adopted thereunder, meets with management and our independent registered public accounting firm prior to the filing of officers’ certifications with the SEC to receive information concerning, among other things, significant deficiencies in the design or operation of internal controls.

The audit committee has, through the Code of Ethical Conduct, enabled confidential and anonymous reporting of improper activities directly to the audit committee.

Compensation Committee

Messrs. Pitts, Lööf and Karnes are members of our compensation committee. Mr. James R. Cast was a member of the committee until his resignation from the board on January 23, 2006. Mr. Karnes became a member in April 2006. The compensation committee held six meetings and took one action by unanimous written consent during 2006. This committee administers the 1992 and 1999 stock option plans and our new 2006 incentive compensation plan and has the power and authority to (a) determine the persons to be awarded options and the terms thereof and (b) construe and interpret the 1992 and 1999 stock option plans and the new 2006 incentive compensation plan. This committee is also responsible for the final review and determination of executive compensation.

All members of the compensation committee are considered independent under Nasdaq’s independence rules. This committee is governed by a charter which is available on our website at www.devc.com. A copy of this charter may be obtained for no cost upon request from our Corporate Secretary. The information contained in our internet website is not incorporated into this annual report.

Nominating Committee and Procedures

Messrs. Benejam, Cunningham and Karnes are the members of our nominating committee. Mr. Cast was a member of the nominating committee until his resignation from the Board on January 23, 2006. Messrs. Cunningham and Karnes became members in April 2006. The nominating committee held no meetings and took one action by unanimous written consent during 2006. The purpose of this committee is to define the basic responsibilities and qualifications of individuals nominated and elected to serve as members of our board of directors, to identify and nominate individuals qualified to become directors in accordance with these policies and guidelines and to oversee the selection and composition of committees of our board of directors. The nominating committee is governed by a charter adopted by Devcon’s board of directors. This charter is available on our website at www.devc.com.

The nominating committee considers candidates for board membership suggested by its members and other board members, as well as management and shareholders. This committee also has the sole authority to retain and to terminate any search firm to be used to assist in identifying candidates to serve as trustees from time to time. A shareholder who wishes to recommend a prospective nominee for the board should notify in writing our Corporate Secretary or any member of our nominating committee, including in such correspondence whatever supporting material the shareholder considers appropriate. The nominating committee also considers whether to nominate any person nominated by a shareholder under the provisions of our bylaws relating to shareholder nominations as described in the section entitled “Information Concerning Shareholder Proposals” in our proxy statement. The nominating committee does not solicit director nominations.

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

While there are no formal procedures for shareholders to recommend nominations beyond those set forth in the section entitled “Information Concerning Shareholder Proposals” in our proxy statement, Devcon’s board of directors will consider shareholder recommendations. These recommendations should be addressed to the Chairman of our nominating committee who will submit for review these nominations to the independent members of the board of directors.

All members of our nominating committee are considered independent under Nasdaq’s independence rules. This committee is governed by a charter which is available on our website at www.devc.com. A copy of this charter may be obtained for no cost upon request from Devcon’s Corporate Secretary. The information contained in our internet website is not incorporated into this annual report.

Code of Ethical Conduct

We have adopted a Code of Ethical Conduct that includes provisions ranging from restrictions on gifts to conflicts of interest. All employees are bound by this Code of Ethical Conduct, violations of which may be reported to the audit committee. The Code of Ethical Conduct includes provisions applicable to our senior executive officers, consistent with the Sarbanes-Oxley Act of 2002. This Code of Ethical Conduct is available on our website www.devc.com. Management intends to post on the website amendments to or waivers from our Code of Ethical Conduct. We will provide a copy of this Code of Ethical Conduct to any person without charge upon written request made by such person addressed to Devcon’s Corporate Secretary at Devcon International Corp., 595 S. Federal Highway, Suite 500, Boca Raton, Florida, 33432.

Personal Loans to Executive Officers and Directors

We comply with, and will operate in a manner consistent with, legislation prohibiting extensions of credit in the form of a personal loan to or for our directors and executive officers. For information on arrangements currently have in place, see “Item 13 — Certain Relationships and Related Transactions”.

Communications with Shareholders

We have no formal policy regarding attendance by its directors at annual shareholders’ meetings, although most of our directors have historically attended those meetings. Except for Per-Olof Lööf, all of our directors attended the 2006 Annual Meeting of Shareholders. Anyone who has a concern about Devcon’s or its employees’ conduct, including accounting, internal accounting controls or audit matters, may communicate directly with the Chairman of our board of directors, our non-management directors or the audit committee. Such communications may be confidential or anonymous, and may be e-mailed, submitted in writing or reported by phone to special addresses and a toll-free phone number published on our website at www.devc.com. All such concerns will be forwarded to the appropriate directors for their review, and will be simultaneously reviewed and addressed by our Chief Financial Officer in the same way that other concerns are addressed by management. Our Code of Ethical Conduct prohibits any employee from retaliating or taking any adverse action against anyone for raising or helping to resolve an integrity concern.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than 10 percent shareholders are required by the rules and regulations of the Securities and Exchange Commission to furnish to us copies of all Section 16(a) forms they file.

To management’s knowledge, based solely on review of the copies of these reports furnished and representations that no other reports were required, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than 10 percent beneficial owners were in compliance, with the exception of Per-Olof Lööf who failed to timely file one Form 4 disclosing one transaction, which failure resulted from administrative oversight.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis, or CD&A, describes the material elements of compensation for the Devcon executive officers identified in the Summary Compensation Table. We refer to these officers as the named executive officers. As more fully described in this CD&A, the Compensation Committee of the Board, or the committee, makes all decisions for the total direct compensation—that is, the base salary, bonus awards, stock options and other equity compensation—of our executive officers, including the named executive officers. The committee’s recommendations for the total direct compensation of our Chief Executive Officer are subject to approval of the Board of Directors.

The day-to-day design and administration of savings, health, welfare and paid time-off plans and policies applicable to salaried U.S.-based employees in general are handled by teams of our Human Resource and Finance employees. The committee (or Board) remains responsible for certain fundamental changes outside the day-to-day requirements necessary to maintain these plans and policies.

Devcon’s Business Environment

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

We were incorporated in Florida in 1951 as Zinke-Smith, Inc. and adopted our present name in October 1971. Our stock has been publicly traded on the Nasdaq Global Market System since March 1972. Until 2004, our construction and materials divisions were our primary operations. As previously discussed, however, between 2002 and 2004, our management engaged in a review of strategic alternatives to enter into new lines of business that had a prospect of providing predictable, recurring revenue. In April 2005, we began a process of reviewing in detail the operations of our materials and construction divisions, which were incurring operating losses. This strategic review and shift in operational focus resulted in a series of acquisitions and divestitures which together allowed us to pursue our objective of divesting ourselves of our construction and materials divisions and becoming a large regional provider of electronic security services. These acquisitions and divestitures are described in detail elsewhere in this annual report.

Compensation Program Objectives and Rewards

Devcon’s compensation and benefits programs are driven by Devcon’s business environment and are designed to enable us to achieve our strategic goals. The programs’ objectives are to:

•	Reflect Devcon’s position as an emerging leader in the Southeast and New York metro area for providing electronic security services;

•

Enable Devcon to fulfill its strategic goals of becoming a “pure play” electronic security services company with the orderly divestiture of its construction and materials divisions, as well as the completion of acquisitions sufficient to create a platform on which Devcon may build its electronic security services division;

•	Grow this platform organically by leveraging the customer relationships obtained via these various acquisitions;

•	Ensure Devcon has ready access to the capital markets and other financing avenues to obtain funds to implement its strategic planning;

•	Attract, engage and retain the workforce to promote growth and ensure our future success;

•	Motivate and inspire employee behavior that fosters a high-performance culture;

•	Support a one-company culture as well as a lean and flexible business model;

•	Support overall business objectives; and

•	Create a management structure that creates the best opportunity to provide shareholders with a superior rate of return.

Consequently, the guiding principles of our programs are:

•	Enabling a high-performance organization;

•	Competitiveness in the marketplace in which we compete for talent;

•	Optimization of cost to our company and value to employees; and

•	Company-wide consistency with business-driven flexibility.

To this end, we will measure success of our programs by:

•	Overall business performance and employee engagement;

•	Ability to attract and retain key talent;

•	Costs and business risks that are limited to levels that optimize risk and return; and

•	Employee understanding and perceptions that ensure program value equals or exceeds program cost.

All of Devcon’s compensation and benefits for its named executive officers described below have as a primary purpose our need to attract, retain and motivate the highly talented individuals who will engage in the behaviors necessary to enable us to implement and accomplish each of the strategic goals described above while upholding our values in a highly competitive marketplace. Beyond that, different elements are designed to engender different behaviors.

•	Base salary and benefits are designed to attract and retain employees over time.

•

Long-Term Incentives—stock options and other equity compensation under our shareholder-approved incentive compensation plans—focus executives’ efforts on the behaviors within the recipients’ control that they believe are necessary to ensure our long-term success, as reflected in increases to our stock prices, growth in our earnings per share and other elements.

•

Annual cash bonuses, which are individually designed to address business needs related to attracting and retaining employees and to provide incentives to achieve the short-term goals our management and board of directors establish for the one year period in question.

•

Severance and change in control provisions are designed to facilitate our ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered.

The Elements of Devcon’s Compensation Program

Each of the named executive officers was party to an employment agreement, or in the case of Mr. Hare, an employment offer letter, with our company, which set forth the base salary for the respective named executive officer, subject to adjustment by the committee and the Board. The agreements stipulated an annual base salary with merit increases and bonuses as determined by the committee. The initial base salary under each of these employment agreements was based upon determinations representing multiple factors, including to some extent in certain cases:

a) the base salary being earned by the executive at his last place of employ;

b) salaries paid to executives at comparable companies;

c) individual negotiations between the company and the executive; and

d) appropriate adjustments made to take into account the growing nature of our company.

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution, with reference to base salary levels of executives at comparable companies, based upon a combination of both size/market capitalization, geographical location and industry.

In February 2006, the committee determined to leave Mr. Ruzika’s annual base salary at the $325,000 provided for in his employment agreement since 2004. The committee made this determination after reviewing his compensation history, our results in 2005, and growth expectations going-forward. The committee determined it would be in the best interests of our shareholders to refrain from effecting an increase in Mr. Ruzika’s salary until these growth expectations were further realized. The final determination, after reviewing these factors, was subjective. The committee also examined the market data for chief executive officers of the peer companies discussed in the paragraph below.

Base salaries for individual executive officers are informally compared by our compensation committee to various companies within the electronic security services industry, as well as companies of similar size/market capitalization and growth strategies as those currently being employed by Devcon. These peer groups were based on the committee’s general knowledge of the industry and other companies of similar size/market capitalization to our company as well as guidance from certain other advisors. No independent consulting firm was retained to conduct these reviews. Given the level of our executive officers’ compensation, our compensation committee did not believe that it was necessary to incur the expense of formal studies or market analysis. In general, we target base salaries for executive officers, including our chief executive officer, at the 50th percentile compared to the peer companies we examined.

The committee determines base salaries for other executive officers, including the named executive officers, towards the end of every year. Our chief executive officer proposed new base salary amounts based on:

•	his evaluation of individual performance and expected future contributions;

•	job level, individual performance and overall company performance (including our historic and projected performance, sales, earnings, financial condition and return on equity and economic conditions);

•	a review of the survey data discussed above to ensure competitive compensation against the external market generally defined as the peer companies;

•	our chief executive officer’s own intimate knowledge of the electronic security services industry having had over 20 years of experience in the industry; and

•	comparison of the base salaries of the executive officers who report directly to the chief executive officer to ensure internal equity.

Mr. Ruzika recommended, and the committee approved, base salary increases ranging from 7% to 11% for the named executive officers.

Base salaries paid to executive officers are deductible for federal income tax purposes except to the extent that the executive is a covered employee under Section 162(m) of the Internal Revenue Code — generally, the named executive officers from year to year—the executive’s aggregate compensation which is subject to Section 162(m) exceeds $1 million. No employee received base salary in excess of $1 million in 2006.

Base salary and bonus payments are the only elements of compensation that are used in determining the amount of contributions permitted under our 401(k) Plan.

Bonus Awards

In January 2006, upon recommendation by Mr. Ruzika and approval of the committee and Board of Directors, we paid to Mr. Lakey a $100,000 cash bonus in consideration of the significant efforts made by him to restructure our construction and materials divisions into what we anticipated would become profitable enterprises. In the fourth quarter of 2006, Mr. Ruzika recommended further bonuses for certain lower level officers, as well as Messrs. Lakey and Hare. The committee and Board of Directors adopted Mr. Ruzika’s recommendations with respect to the lower level officers in recognition of the efforts those officers had made in ramping up Devcon’s platform of electronic security services companies, but reduced Mr. Ruzika’s recommended bonus amounts with respect to Messrs Lakey and Hare due to the committee’s belief that Mr. Lakey had received a significant reward and incentive via his January bonus and the committee’s belief that the metrics achieved by us during 2006 did not justify the bonus levels being recommended by Mr. Ruzika. Messrs. Lakey and Hare elected not to accept such bonuses. Based upon 2005 performance, no bonuses were paid to any other named executive officer of Devcon, including Mr. Ruzika.

In addition, in the first quarter of 2007, we paid each of Messrs. Ruzika, Hare and Lakey certain severance or consulting payments in connection with their separation from the Company. See “Separation, Consulting and Change in Control Arrangements” below. These payments were negotiated amounts determined by management to be necessary to retain certain covenants (e.g., noncompete, nonsolicit, nondisparagement, confidentiality, etc.) and to help obtain releases from liability and obligations that management felt were useful to helping Devcon continue the pace of its growth efforts. In addition, each agreement contained an agreement from the executive to continue to provide certain consulting services to Devcon for a period after termination of the executive’s employment. We believe these consulting arrangements will allow for a smoother transition, providing less disruption to Devcon’s main focus and the achievement of its strategic goals.

Long-Term Incentive Plan

Our 2006 Incentive Compensation Plan provides for the granting of long-term incentive awards; however, to date, we have not granted any such long-term incentive awards. In late 2006, the committee began researching the desirability of implementing such a plan to more appropriately align the interests of our executive officers with our long-term success. We are currently examining the feasibility of implementing such a plan.

Stock Options

In December 2005, we approved, and recommended to our board of directors for adoption, the Devcon International Corp. 2006 Incentive Compensation Plan which provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. In September 2006, the Devcon International Corp. 2006 Incentive Compensation Plan was approved by our shareholders. We adopted this new equity compensation plan for two reasons: a) no awards were available for grant under our previously adopted equity compensation plans and b) we believed the wide variety of awards authorized under this new plan gave us greater flexibility in terms of how to structure our employees’ compensation allowing for a greater tailoring of compensation to our company’s and the individual employee’s situation. In addition, our board of directors felt equity incentives were particularly important at this stage of Devcon’s growth given its recent entry into a completely new industry and its need for dedicated employees who possessed the knowledge and experience within the electronic security services industry to ensure Devcon’s success in it.

Stock options provide for financial gain derived from the potential appreciation in stock price from the date that the option is granted until the date that the option is exercised. The exercise price of stock option grants is set at fair market value on grant date. Under our shareholder-approved equity compensation plans, we may not grant stock options at a discount to fair market value or reduce the exercise price of outstanding stock options, except in the case of a stock split or other similar event. We do not grant stock options with a so-called “reload” feature, nor do we generally loan funds to employees to enable them to exercise stock options. Our long-term performance ultimately determines the value of stock options, because gains from stock option exercises are entirely dependent on the long-term appreciation of our stock price. The stock options granted by the committee are generally exercisable in equal installments on the first through third anniversaries of the grant date and expire ten years from the grant date.

Because a financial gain from stock options is only possible after the price of Devcon common stock has increased, we believe grants encourage executives and other employees to focus on behaviors and initiatives that should lead to an increase in the price of Devcon common stock, which benefits all Devcon shareholders.

No Backdating or Spring Loading: Devcon does not backdate options or grant options retroactively. On November 10, 2006, we granted options to purchase an aggregate of 230,000 shares of our common stock to various officers and employees, which options represented options we were unable to grant previously due to a lack of availability under previously existing equity compensation plans; however, these grants were still made at the fair market value on the grant date. In addition, we do not plan to coordinate grants of options so that they are made before announcement of favorable information, or after announcement of unfavorable information. Devcon’s options are granted at fair market value on a fixed date or event, with all required approvals obtained in advance of or on the actual grant date. All grants to executive officers require the approval of the committee. The timing of such grants is at the discretion of the committee; however, traditionally, initial grants of options occur at the date of initial employment.

Fair market value has been consistently determined as the closing price on the grant date. In order to ensure that its exercise price fairly reflects all material information—without regard to whether the information seems positive or negative—every grant of options is contingent upon a determination by the committee that Devcon is not in possession of material undisclosed information. If we are in possession of such information, grants are suspended until the second business day after public dissemination of the information.

Grants are generally made to the named executive officers as part of an annual process. In November 2006, annual grants of options described in the Summary Compensation Table were made by the committee to the named executive officers. The stock option grants vest in equal installments on the first through third anniversaries of the grant date and expire in ten years from the grant date. In addition, pursuant to the terms of a letter agreement between Devcon and James Cast, a former director of ours, on November 10, 2006, Devcon granted options to purchase 1,000 shares of Devcon common stock at an exercise price equal to $5.51 per share. This stock option grant was immediately vested and expires ten years from the grant date.

Stock Ownership Guidelines

Although we encourage members of our senior management to hold positions in our common stock, we do not currently have requirements in place to this effect. Notwithstanding the lack of requirements, as disclosed in this annual report, our Acting Chief Executive Officer, Richard C. Rochon, beneficially owns, via direct ownership and control over RPCP Investments LLLP, 83,333 shares of our common stock (1,530,666 shares when taking into account immediately exercisable warrants and options which are beneficially held by Mr. Rochon and RPCP), further aligning his interests with those of our shareholders. See “New Executive Officers; Royal Palm Management Agreement” below.

Derivatives Trading. We grant stock-based incentives in order to align the interests of Devcon’s employees with those of its shareholders. Accordingly, we strongly discourage executive officers from buying or selling derivative securities related to Devcon common stock such as puts or calls on Devcon common stock since such securities may diminish the alignment that we are trying to foster. Company-issued options are not transferable during the executive’s life, other than certain gifts to family members (or trusts, partnerships, etc. that benefit family members).

Return of Incentive Compensation by an Executive. The committee has not adopted formal policies to address the possibility that incentive compensation may be provided to certain executives, including named executive officers, based on financial results that may become the subject of a significant restatement. We anticipate, in the case of a significant restatement of financial results caused by executive fraud or willful misconduct, the Board will require the return of such incentive compensation in accordance with and to the extent required by applicable law.

Benefits

As salaried, U.S.-based employees, the named executive officers participate in a variety of retirement, health and welfare, and paid time-off benefits designed to enable us to attract and retain our workforce in a competitive marketplace. Health and welfare and paid time-off benefits help ensure that we have a productive and focused workforce through reliable and competitive health and other benefits. Savings plans help employees, especially long-service employees, save and prepare financially for retirement.

Devcon’s qualified 401(k) Plans allow highly compensated employees to contribute up to 60 percent of their compensation (base salary plus bonus payments), up to the limits imposed by the Internal Revenue Code—$15,500 for 2007 (excluding any Catch-Up contributions, as allowed by the Internal Revenue Code)—on a pre-tax basis. We provide matching contributions between three percent and four percent of employee contributions, which vest over a five year period. Participants choose to invest their account balances from an array of investment options as selected by plan fiduciaries from time to time. The 401(k) Plans are designed to provide for distributions in a lump sum or in periodic installments after termination of service. However, loans—and in-service distributions under certain circumstances such as a hardship, attainment of age 59 1/2 or a disability—are permitted.

We do not currently have in place any form of pension plan in which any of our executive officers participate.

Perquisites

Given its status as an emerging player within its industry and the necessity of carefully marshaling cash flows to achieve its strategic goals, Devcon generally provides only a very limited slate of perquisites to its senior management employees, including the named executive officers. To the extent offered by Devcon, the primary purpose of perquisites is our desire to minimize distractions from the executives’ attention to important Devcon initiatives. An item is not a perquisite if it is integrally and directly related to the performance of the executive’s duties. An item is a perquisite if it confers a direct or indirect benefit that has a personal aspect, without regard to whether it may be provided for some business reason or for the convenience of our company, unless it is generally available on a non-discriminatory basis to all employees. Certain perquisites have been in place for many years and generally were not reviewed by members of this committee.

We provided the following perquisites during 2006, all of which are quantified in the Summary Compensation Table:

•

Automobile allowances are provided to certain senior management. The total monthly expense incurred with respect to the associated lease payments or other allowance is a function of the executive’s position within our company and can include payments for the automobile, insurance and gas. For leases, we calculate the executive’s personal use value of the automobile and include that portion of the total in the executive’s reportable taxable compensation. The taxable compensation is then grossed up to cover the executive’s taxes on such amount. In other situations, we provide a direct allowance to the executive through our normal payroll cycles. All of the allowance is included in the executive’s taxable compensation. We believe that this benefit allows executives to devote additional time to Devcon’s business.

•

Although substantially all of his duties were conducted in our corporate headquarters in Boca Raton, Florida, Mr. Hare resides in Roswell, Georgia. Accordingly, during 2006, we paid the rent and other related expenses on a corporate apartment for Mr. Hare totaling $27,953.45. We also reimbursed Mr. Hare for his travel expenses to return home to Atlanta periodically. These travel-related payments equaled $10,179.52 in 2006. In addition, Mr. Hare received a monthly allowance toward a golf club membership fee. The total paid to Mr. Hare in 2006 in connection with this club membership was $5,400. We believed providing these benefits were necessary to induce Mr. Hare to provide his services to us notwithstanding his domicile being in a different state. These benefits generally were taxable to Mr. Hare.

We do not generally provide the named executive officers with other perquisites such as reimbursement for legal, counseling for personal matters or tax reimbursement payments. We do not provide loans to executive officers.

Separation, Consulting and Change in Control Arrangements

The named executive officers may be eligible for certain benefits and payments if employment terminates under certain circumstances, as described under “Employment Agreements” below.

Severance Benefits. The Severance Program covers regular full- and part-time non-unionized U.S. employees whose employment is terminated by us due to reorganization or reduction in workforce. The Severance Program provides severance payments and other benefits in an amount we believe is appropriate, taking into account the time it is expected to take a separated employee to find another job. The payments and other benefits are provided because we consider the triggering events to be company-initiated terminations of employment that under different circumstances would not have occurred and which is beyond the control of a terminated employee. Severance benefits are intended to ease the consequences to an employee of an unexpected termination of employment. We benefit by requiring a general release from separated employees. In addition, we may request non-compete and non-solicitation provisions in connection with individual separation agreements.

We consider it likely that it will take more time for higher-level employees to find new employment, and therefore senior management generally are paid severance for a longer period. The Severance Program also may provide an amount measured by previous annual bonuses to recognize the separated employee’s efforts undertaken during the time he or she was employed by us. It also may provide different levels of protection from a health and welfare benefit perspective, taking into account a person’s age and service, and also whether or not he or she is then eligible to retire. Additional payments may be permitted in some circumstances as a result of negotiations with executives, especially where we desire particular nondisparagement, cooperation with litigation, noncompetition and nonsolicitation terms and releases.

For example, as previously disclosed and discussed below, on January 22, 2007, Mr. Ruzika resigned from his position as our Chief Executive Officer. On January 26, 2007, we entered into an Advisory Services Agreement with Mr. Ruzika, which became effective on January 22, 2007, and outlined the terms of his separation as well as a consulting arrangement under which Mr. Ruzika would remain involved with us in an advisory capacity. Under the terms of this Advisory Services Agreement, effective as of January 22, 2007, the Amended and Restated Employment Agreement, dated as of June 7, 2004, by and between Mr. Ruzika and Devcon terminated and Mr. Ruzika resigned all of his positions as an officer of Devcon and as an officer and director, as applicable, of each of Devcon’s affiliates. Mr. Ruzika will be paid salary earned and reasonable expenses reimbursable under the Employment Agreement incurred through January 22, 2007, which amounts we estimated equaled $19,515 and an amount equal to $10,416.67 per month for a term of one year under the Advisory Services Agreement. In addition, to the extent permitted under our welfare benefit plans, Mr. Ruzika will remain a participant until the Advisory Services Agreement terminates. At the end of such term, the Advisory Services Agreement shall be automatically renewed on a month to month basis unless terminated by either us or Mr. Ruzika upon sixty (60) days notice. The Advisory Services Agreement includes a release by each of us and Mr. Ruzika of claims that either party may have against the other in respect of Mr. Ruzika’s employment or the termination of such employment, as well as covenants relating to non-competition or non-solicitation of employees by Mr. Ruzika, protection of our proprietary and confidential information, non-disparagement by each of Mr. Ruzika and Devcon and other matters. We anticipate taking a charge of $23,287.67 in connection with the Advisory Services Agreement in the first quarter of 2007.

Also, as previously disclosed and discussed below, on February 9, 2007, Mr. Hare resigned from all positions held by him with us and our subsidiaries, including as Chief Financial Officer of Devcon. On February 14, 2007, we entered into a Separation Agreement with Mr. Hare outlining the terms of his separation from Devcon as well as a consulting arrangement pursuant to which Mr. Hare would be available to us in a consulting capacity. Under the terms of the Separation Agreement, the Employment Letter issued as of November 28, 2005 to Mr. Hare by Devcon terminated, effective as of February 9, 2007, and Mr. Hare resigned all of his positions as an officer of ours and as an officer and director, as applicable, of each of our affiliates. Under the terms of the Separation Agreement, Mr. Hare will be paid salary earned and reasonable expenses reimbursable under the Employment Letter incurred through February 14, 2007, which amounts we estimated equaled $8,332.90 and an aggregate amount equal to $100,000 payable in installments the timing of which shall be monthly over a six month period. In addition, we agreed to assume Mr. Hare’s obligations under his apartment lease, the lease payments under which are anticipated to equal no more than $2,000 per month with a remaining term of ten months. The Separation Agreement includes a release by each of Devcon and Mr. Hare of claims that either party may have against the other in respect of Mr. Hare’s employment or the termination of such employment, as well as covenants relating to non-competition or non-solicitation of employees by Mr. Hare, protection of our proprietary and confidential information, non-disparagement by Mr. Hare and other matters. We anticipate taking a charge of $111,332.90 in connection with the Separation Agreement in the first quarter of 2007.

In June 2000, we entered into an amended Life Insurance and Salary Continuation Agreement with Donald L. Smith, Jr., our former Chairman, Chief Executive Officer and President. Mr. Smith will receive a retirement benefit upon the sooner of his retirement from his position after March 31, 2003, or a change in control of Devcon. Benefits to be received will equal 75 percent of his base salary and will continue for the remainder of his life. In the event that a spouse survives him, then the surviving spouse will receive a benefit equal to 100 percent of his base salary for the shorter of five years or the remainder of the surviving spouse’s life. Mr. Donald L. Smith, Jr. retired in 2005 and we recognized in 2005 the net present value of the retirement obligation based on Mr. Smith’s then current salary of $338,400 per annum. During 2006, Mr. Smith received $253,800 in retirement payments under this agreement.

Change in Control. The employment agreements to which the named executive officers are party generally have change of control severance provisions. These provisions represent the Board’s recognition of the importance to Devcon and its shareholders of avoiding the distraction and loss of key management personnel that may occur in connection with rumored or actual fundamental corporate changes. We believe properly crafted change in control provisions protect shareholder interests by enhancing employee focus during rumored or actual change in control activity through:

•	Incentives to remain with company despite uncertainties while a transaction is under consideration or pending;

•	Assurance of severance and benefits for terminated employees; and

•	Access to equity components of total compensation after a change in control.

Devcon’s stock options generally vest upon a change in control. The remainder of benefits generally requires a change in control, followed by a termination of an executive’s employment. In adopting the so-called “single” trigger treatment for equity vehicles, we were guided by three principles:

•	Be consistent with current market practice among peers. Most if not all of the peer companies we evaluated had change in control protection providing for single trigger equity vesting.

•	Keep employees relatively whole for a reasonable period but avoid creating a “windfall.”

•	Single trigger vesting ensures that ongoing employees are treated the same as terminated employees with respect to outstanding equity grants.

•

Single trigger vesting provides employees with the same opportunities as shareholders, who are free to sell their equity at the time of the change in control event and thereby realize the value created at the time of the deal.

•

The company that made the original equity grant will no longer exist after a change in control and employees should not be required to have the fate of their outstanding equity tied to the new company’s future success.

•	Single trigger vesting on performance-contingent equity, in particular, is appropriate given the difficulty of replicating the underlying performance goals.

•	Support the compelling business need to retain key employees during uncertain times.

•

A single trigger on equity vesting can be a powerful retention device during change in control discussions, especially for more senior executives where equity represents a significant portion of their total pay package. A double trigger on equity provides no certainty of what will happen when the transaction closes.

Donald L. Smith, III’s employment agreement provided that, if the agreement was terminated by us without cause or terminated by the employee for “Good Reason”, which included assignment of duties inconsistent with the executive’s position, then we would pay one year’s salary in severance. If we had experienced a change in control, which included a change of the majority of our board of directors not approved by the incumbent board, or members of Donald L. Smith, Jr.’s family controlling less than 20% of our shares, we would have been obligated to pay two years’ annual compensation upon termination of the agreement by either party. On March 8, 2006, we elected not to renew Mr. Smith’s employment agreement without cause. After certain mutually-agreed to extensions, Mr. Smith ceased to be our employee as of August 31, 2006. Mr. Smith is being paid one year’s salary in severance payments in connection with the termination of his employment with us.

Mr. Ruzika’s employment agreement provided that, if we terminated the agreement (which includes failing to renew the agreement after its initial three year term) without cause, Mr. Ruzika terminated the agreement with cause or Mr. Ruzika failed to renew the agreement, we were required to pay Mr. Ruzika severance payments at the rate of his salary in effect on the date of termination for two years, payable in accordance with our usual payroll schedule. If Mr. Ruzika terminated his employment with us within one year of a change in control with cause, he would be entitled to the two years of severance payments described above. However, no transaction would be considered to be a change in control for purposes of triggering these severance obligations if the transaction in question involved the security services industry or if procured by Mr. Ruzika, Richard C. Rochon, Mario B. Ferrari, Coconut Palm Capital Partners, Ltd. or any affiliate of theirs.

Mr. Lakey’s employment agreement provided that, if within one year of a change of control, Mr. Lakey’s employment was terminated by us without cause or Mr. Lakey terminated his employment voluntarily, he would receive a lump sum payment equal to the sum of his current annual base salary and his average bonus and other average compensation during the last two years. The Employment Agreement defines a “Change of Control” as (i) our selling or transferring substantially all of our assets or (ii) any consolidation or merger or other business combination involving us where our shareholders would not, immediately after such business combination, beneficially own, directly or indirectly, shares representing fifty percent (50%) of the combined voting power of the surviving entity.

None of these employment agreements are in effect any longer because, as described above and below, Mr. Ruzika resigned from his position with Devcon, Mr. Smith’s employment was terminated and Mr. Lakey’s employment agreement expired by its own terms on January 31, 2007.

We agreed to provide gross-ups for the named executive officers from any taxes due under Section 4999 of the Internal Revenue Code. The effects of Section 4999 generally are unpredictable and can have widely divergent and unexpected effects based on an executive’s personal compensation history. Therefore, to provide an equal level of benefit across individuals without regard to the effect of the excise tax, we determined that 4999 gross up payments were appropriate for our most senior level executives.

New Executive Officers; Royal Palm Management Agreement

As previously disclosed, on January 22, 2007, Stephen J. Ruzika resigned from his position as our chief executive officer. On January 22, 2007, our Board of Directors appointed Richard C. Rochon, our Chairman of the Board, to the position of Acting Chief Executive Officer. As Acting Chief Executive Officer, Mr. Rochon is expected to conduct Devcon’s business in a manner commensurate with the position of Chief Executive Officer in accordance with our Bylaws. Mr. Rochon has been our Chairman since January 24, 2006 and a director of ours since 2004. Mr. Rochon is currently Chairman and Chief Executive Officer of Royal Palm Capital Partners, a private investment and management firm and a principal of Royal Palm Capital Management, LLLP, an affiliate of Royal Palm Capital Partners. We had previously entered into a Management Services Agreement with Royal Palm Capital Management on August 12, 2005 pursuant to the terms of which Royal Palm Capital Management would provide us with certain management services. Royal Palm Capital Management is an affiliate of Coconut Palm Capital Investors I Ltd. with whom we completed a transaction on July 31, 2004, whereby Coconut Palm invested $18 million in our company for the purpose of our entrance into the electronic security services industry. Mario Ferrari, one of our other directors, is also a principal of Coconut Palm and Royal Palm.

Also, as previously disclosed, on February 9, 2007, George M. Hare resigned from all positions held by him with us and our subsidiaries, including as our Chief Financial Officer. On February 13, 2007, our Board of Directors appointed Robert C. Farenhem, a principal of Royal Palm Capital Management to the position of our Chief Financial Officer.

Except for the Management Services Agreement with Royal Palm Capital Management described above, neither Mr. Farenhem nor Mr. Rochon have employment, severance or any other type of agreement with Devcon. Mr. Rochon and Mr. Farenhem do not currently collect a salary in connection with their roles as Acting Chief Executive Officer and Chief Financial Officer.

Compensation Committee Report

The Compensation Committee, comprised of independent directors, reviewed and discussed the above Compensation Discussion and Analysis (CD&A) with our management. Based on the review and discussions, the Compensation Committee recommended to our board of directors that the CD&A be included in this annual report.

Compensation Committee

Per-Olof Lööf (Chairperson)

W. Douglas Pitts	Donald K. Karnes

Summary Compensation Table

The following table sets forth, for the year ended December 31, 2006, the aggregate compensation awarded to, earned by or paid to: (i) Stephen J. Ruzika, our former Chief Executive Officer and President; (ii) Ron Lakey, our former President and Chief Operating Officer; (iii) George M. Hare, our former Chief Financial Officer; and (iv) Donald L. Smith III, our former Vice President – Construction Division. We refer to these executive officers and former executive officers as our named executive officers. We did not grant any stock appreciation rights or make any long-term incentive plan payouts during the year. With the exception of Donald L. Smith III whose employment was terminated in 2006, the employment of each of the named executive officers was terminated during the first quarter of 2007. As discussed in this annual report, during the first quarter of 2007, the board of directors appointed Richard C. Rochon to serve as Acting Chief Executive Officer and Robert C. Farenhem to serve as Chief Financial Officer. Neither individual was an officer of or received compensation as an officer of Devcon in 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonquali- fied Deferred Compensa- tion Earnings ($)	All Other Compen- sation ($)		Total ($)
George M. Hare, Former Chief Financial Officer	2006	200,000	—	—	107,373	—	—	45,149	(3)	351,057
Ron G. Lakey, Former Chief Operating Officer and President – Construction & Materials	2006	214,423	100,000	—	128,848	—	—	17,684	(4)	460,955
Stephen J. Ruzika, Former Chief Executive Officer and President	2006	325,000	—	—	53,687	—	—	16,234	(5)	394,921
Donald L. Smith III, Former Vice President – Construction Division	2006	116,769	—	—	—	—	—	68,616	(6)	185,385

(1)	Represents discretionary bonuses paid to the named executive officers during the year 2006. See “Compensation Discussion and Analysis”.
(2)	Represents the grant date expense of stock options to purchase shares of common stock granted in November 2006 at $2.14746 per share, as determined pursuant to FAS 123R.
(3)

Represents amounts paid on behalf of Mr. Hare in relation to his automobile ($5,154), club memberships ($5,400), apartment rental ($18,843), utilities and furniture rental ($5,572) and non-business related air travel ($10,180).

(4)

Represents amounts paid on behalf of Mr. Lakey in relation to his family’s medical and dental benefits ($4,584) as well as the employer matching portion paid with relation to Mr. Lakey’s 401(k) contributions ($5,300). Additionally, Mr. Lakey was paid an auto allowance of $7,800.

(5)	Represents amounts paid on behalf of Mr. Ruzika in relation to his and his family’s medical and dental benefits ($5,434). Additionally, Mr. Ruzika was paid an auto allowance of $10,800.
(6)

Represents amounts paid on behalf of Mr. Smith in relation to his family’s medical and dental benefits ($5,434) as well as the employer matching portion paid with relation to Mr. Smith’s 401(k) contributions ($6,085). Additionally, Mr. Smith was paid an auto allowance of $8,866. With the non-renewal of Mr. Smith’s Employment Agreement, he was also paid negotiated severance payments of $48,231 during the year.

Grants of Plan-Based Awards Table

The following Grants of Plan-Based Awards Table sets forth by individual grant, the equity and non-equity awards granted to the named executive officers for the fiscal year ended December 31, 2006.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Thresh- old ($)	Target ($)	Maxi-mum ($)	Target (#)
George M. Hare, Fomer Chief Financial Officer	11/2006	n/a	n/a	n/a	n/a	n/a	50,000	$5.51	107,373
Ron G. Lakey, Former Chief Operating Officer and President – Construction & Materials	11/2006	n/a	n/a	n/a	n/a	n/a	60,000	5.51	128,848
Stephen J. Ruzika, Former Chief Executive Officer and President	11/2006	n/a	n/a	n/a	n/a	n/a	25,000	5.51	53,687
Donald L. Smith III, Former Vice President – Construction Division	11/2006	n/a	n/a	n/a	n/a	n/a	n/a	n/a	—

Option Exercises and Stock Vested

The following table sets forth certain information concerning the exercise of stock options by the named executive officers during the fiscal year ended December 31, 2006. No stock appreciation rights were granted or are outstanding. No stock options were exercised by any of the named executive officers during 2006. From January 1, 2007 through March 30, 2007, Mr. Don Smith III has exercised all but 450 of his options.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
George M. Hare, Former Chief Financial Officer	—	—
Ron G. Lakey, Former Chief Operating Officer and President – Construction & Materials	—	—
Stephen J. Ruzika, Former Chief Executive Officer and President	—	—
Donald L. Smith III, Former Vice President – Construction Division	—	—

Employment Agreements

In June 2000, we entered into an amended Life Insurance and Salary Continuation Agreement with Donald L. Smith, Jr., our former Chairman, Chief Executive Officer and President. Mr. Smith will receive a retirement benefit upon the sooner of his retirement from his position after March 31, 2003, or a change in control of Devcon. Benefits to be received will equal 75 percent of his base salary and will continue for the remainder of his life. In the event that a spouse survives him, then the surviving spouse will receive a benefit equal to 100 percent of his base salary for the shorter of five years or the remainder of the surviving spouse’s life. Mr. Donald L. Smith, Jr. retired in 2005 and we recognized the net present value of the retirement obligation based on Mr. Smith’s then current salary of $338,400 per annum. During 2006, Mr. Smith received $253,800 in retirement payments under this agreement.

In June 2001, we entered into employment agreements with Donald L. Smith, III. The term of each agreement was one year, annually renewable for additional equivalent terms. The agreements stipulated an annual base salary with merit increases and bonuses as determined by the Compensation Committee. If the agreement was terminated by us without cause or terminated by the employee for “Good Reason”, which includes assignment of duties inconsistent with Mr. Smith III’s position, then we would have been obligated to pay one year’s salary in severance. If we had a change in control, which included a change of the majority of our board of directors not approved by the incumbent board, or members of Donald L. Smith, Jr.’s family controlling less than 20% of our shares, we would have been obligated to pay two years’ annual compensation upon termination of the agreement by either party. We agreed to reimburse Mr. Smith III any excise tax payable by Mr. Smith III. Under certain conditions, during employment and for a period of two years after termination, Mr. Smith III agreed not to compete with our business. During 2006 we exercised our option not to renew Mr. Donald Smith III’s contract with its stated terms.

In June 2004, we entered into an employment agreement with Mr. Stephen J. Ruzika, effective April 2, 2004. Under the terms of Mr. Ruzika’s employment agreement, we agreed to pay Mr. Ruzika an annual salary equal to $325,000 plus any bonuses which the compensation committee of our board of directors determined to pay him in its sole discretion. In addition to this salary, Mr. Ruzika was entitled to participate in any bonus plan, incentive compensation program or incentive stock option plan or other employee benefits we provided to our other similarly situated executives, on the terms and at the level of participation determined by our compensation committee. In addition, Mr. Ruzika was granted 50,000 options with an exercise price of $9.00 per share upon the effectiveness of the employment agreement. Any options granted under these plans vested in equal annual installments from the grant date until the expiration date under the employment agreement. The employment agreement had a term of three years; however, this term could be extended by the parties in writing in a separate instrument. Either Mr. Ruzika or our company could terminate the employment agreement for any reason upon sixty (60) days prior written notice to the other. However, if we terminated the agreement (which includes failing to renew the agreement after the initial three years) without cause, Mr. Ruzika terminated the agreement with cause or Mr. Ruzika failed to renew the agreement, we were required to pay Mr. Ruzika severance payments at the rate of his salary in effect on the date of termination for two years, payable in accordance with our usual payroll schedule. In the event of specified changes in control of us, all options previously granted to Mr. Ruzika would automatically vest and if Mr. Ruzika terminated his employment with us within one year of this change in control with cause, he would be entitled to the two years of severance payments described above. However, no transaction would be considered to be a change in control for purposes of triggering these severance obligations if the transaction in question involved the security services industry or if procured by Mr. Ruzika, Richard C. Rochon, Mario B. Ferrari, Coconut Palm Capital Partners, Ltd. or any affiliate of theirs. Mr. Ruzika was also subject to a three-year noncompete covenant to the extent his employment is terminated (including not renewing his employment agreement) in a manner that does not entitle him to the severance payments described above. Mr. Ruzika was also subject to a two-year noncompete covenant to the extent his employment is terminated (including not renewing his employment agreement) in a manner that does entitle him to the severance payments described above; however, if we fail to make these severance payments, Mr. Ruzika’s noncompete obligations will no longer be in effect.

On January 22, 2007, Mr. Ruzika resigned from his position as our Chief Executive Officer. On January 26, 2007, we entered into an Advisory Services Agreement with Mr. Ruzika, which became effective on January 22, 2007, and outlined the terms of his separation from us as well as a consulting arrangement pursuant to which Mr. Ruzika would remain involved with us in an advisory capacity. Under the terms of the Advisory Services Agreement, effective as of January 22, 2007, Mr. Ruzika’s employment agreement with us terminated and Mr. Ruzika resigned all of his positions as an officer of Devcon and as an officer and director, as applicable, of each of our affiliates. Mr. Ruzika will be paid salary earned and reasonable expenses reimbursable under his employment agreement incurred through January 22, 2007, which amounts we estimate equal $19,515 and an amount equal to $10,416.67 per month for a term of one year under the Advisory Services Agreement. In addition, to the extent permitted under our welfare benefit plans, Mr. Ruzika will remain a participant until the Advisory Services Agreement terminates. At the end of this term, the Advisory Services Agreement shall be automatically renewed on a month to month basis unless terminated by either us or Mr. Ruzika upon sixty (60) days notice. The Separation Agreement includes a release by each of us and Mr. Ruzika of claims that either party may have against the other in respect of Mr. Ruzika’s employment or the termination of such employment, as well as covenants relating to non-competition or non-solicitation of employees by Mr. Ruzika, protection of our proprietary and confidential information, non-disparagement by each of Mr. Ruzika and us and other matters.

On February 9, 2007, Mr. Hare resigned from all positions held by him with us and our subsidiaries, including as Chief Financial Officer. On February 14, 2007, we entered into a Separation Agreement with Mr. Hare outlining the terms of his separation from us as well as a consulting arrangement under the terms of which Mr. Hare would be available to us in a consulting capacity. Under the terms of the Separation Agreement, the Employment Letter issued as of November 28, 2005 to Mr. Hare by us terminated, effective as of February 9, 2007, and Mr. Hare resigned all of his positions as an officer of Devcon and as an officer and director, as applicable, of each of our affiliates. Under the terms of the Separation Agreement, Mr. Hare will be paid salary earned and reasonable expenses reimbursable under the Employment Letter incurred through February 14, 2007, which amounts we estimate equal $8,332.90 and an aggregate amount equal to $100,000 payable in installments the timing of which shall be monthly over a six month period. In addition, we agreed to assume Mr. Hare’s obligations under that certain apartment lease, dated January 16, 2006, as extended, the lease payments under which are anticipated to equal no more than $2,000 per month with a remaining term of ten months. The Separation Agreement includes a release by each of us and Mr. Hare of claims that either party may have against the other in respect of Mr. Hare’s employment or the termination of such employment, as well as covenants relating to non-competition or non-solicitation of employees by Mr. Hare, protection of our proprietary and confidential information, non-disparagement by Mr. Hare and other matters.

On January 27, 2005, we entered into an employment agreement with Ron G. Lakey under the terms of which Mr. Lakey would become our Chief Financial Officer. On April 13, 2005, Mr. Lakey became our Vice President – Business Development. On January 23, 2006, Mr. Lakey became our President of Construction and Materials. The Lakey Employment Agreement was effective on February 1, 2005 and provides for a term of two years, which term may be automatically renewed each year unless three months advance notice of nonrenewal is given. In addition, the Lakey Employment Agreement provided for an annual base salary of $200,000, discretionary bonuses to be determined at the discretion of our compensation committee, participation by Mr. Lakey in all benefit programs made available to other executive officers and eligibility for grants of options in accordance with our stock option plans. If within one year of a change of control, Mr. Lakey’s employment would have been terminated by us without cause or Mr. Lakey terminated his employment voluntarily, he would have received a lump sum payment equal to the sum of his current annual base salary and his average bonus and other average compensation during the last two years, and his stock options will immediately vest. The Lakey Employment Agreement defined a “Change of Control” as (i) our selling or transferring substantially all of our assets or (ii) any consolidation or merger or other business combination involving us where our shareholders would not, immediately after such business combination, beneficially own, directly or indirectly, shares representing fifty percent (50%) of the combined voting power of the surviving entity. The Employment Agreement also included covenants lasting for a term of two years relating to noncompetition and non-solicitation of employees and clients by Mr. Lakey. The Lakey Employment Agreement expired according to its own terms on January 31, 2007.

On April 27, 2007, Mr. Lakey resigned from his position as our Chief Operating Officer and President — Construction and Materials. On April 27, 2007, we entered into an Advisory Services Agreement with Mr. Lakey, which became effective on such date, and outlined the terms of his separation from us as well as a consulting arrangement pursuant to which Mr. Lakey would remain involved with us in an advisory capacity. Under the terms of the Advisory Services Agreement, Mr. Lakey resigned all of his positions as an officer of Devcon and as an officer and director, as applicable, of each of our affiliates. Mr. Lakey will be paid salary, automobile insurance and accrued vacation earned in the amounts of $4,134.62, $150.00 and $13,230.77, respectively, and reasonable expenses reimbursable under his employment agreement incurred through April 27, 2007, which amounts we estimate equal $355. In addition, in return for the Advisory Services, the Advisory Services Agreement provides that we will pay Mr. Lakey the following amounts:

(i) a one-time $50,000 lump sum payment paid at the time of execution of the Advisory Services Agreement;

(ii) during an initial three-month term of the Advisory Services Agreement, we are obligated to pay Mr. Lakey monthly payments equal to $17,916.66;

(iii) during 30-day renewal terms of the Advisory Services Agreement, we will be obligated to pay Mr. Lakey monthly payments equal to $6,000.00; and

(iv) upon transfer of a 8,335 square meter parcel in Sint Maarten from Bouwbedrijf Boven Winden, N.V. to St. Maarten Masonry Products, both of which are our wholly-owned subsidiaries of ours, we will be obligated to pay to Mr. Lakey an additional one-time $50,000 lump sum payment.

At the end of the initial three-month term, the Advisory Services Agreement shall be automatically renewed on a month to month basis unless terminated by either us or Mr. Lakey upon thirty (30) days notice. The Advisory Services Agreement includes a release by each of us and Mr. Lakey of claims that either party may have against the other in respect of Mr. Lakey’s employment or the termination of such employment, as well as covenants relating to protection of our proprietary and confidential information, non-disparagement by each of Mr. Lakey and us and other matters.

Stock Option Plan

On September 22, 2006, our board of directors adopted the Devcon International Corp. 2006 Incentive Compensation Plan, which was approved by our shareholders on November 10, 2006. This plan is the only plan under which we currently issue stock options. Under this plan, our compensation committee has the authority to grant stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property to key employees, directors, consultants and independent. The effective date of this plan was September 22, 2006. As of March 31, 2007, options to purchase an aggregate of 313,000 shares of our common stock were outstanding under this plan, and options to purchase an aggregate of 306,650 shares of our common stock were outstanding under our other stock option plans.

Shares Available for Awards; Annual Per-Person Limitations. Under the 2006 Incentive Compensation Plan, the total number of shares of common stock that may be subject to the granting of options under the plan at any time during the term of the plan is equal to 800,000 shares, plus the number of shares with respect to which awards previously granted thereunder that terminate without being exercised, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. The total number of shares of our common stock that may be granted under the 2006 Incentive Compensation Plan represents approximately 6.8% of the issued and outstanding shares, on a fully diluted, fully converted basis as of March 31, 2007.

Of the total number set forth above, not more than 400,000 may be used for awards under the 2006 Incentive Compensation Plan other than stock options or stock appreciation rights. Awards with respect to shares that are granted to replace outstanding awards or other similar rights that are assumed or replaced by awards under the 2006 Incentive Compensation Plan pursuant to the acquisition of a business are not subject to, and do not count against, the foregoing limit. In addition, the 2006 Incentive Compensation Plan imposes individual limitations on the amount of certain awards in part to comply with Code Section 162(m). Under these limitations, during any fiscal year no participant may be granted (i) options or stock appreciation rights with respect to more than 200,000 shares, or (ii) shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards with respect to more than 200,000 shares, subject to adjustment in some circumstances. The maximum amount that may be earned by any one participant as a performance unit in respect of a performance period of one year is $1,500,000 and the maximum amount that may be earned by one participant as a performance unit in respect of a performance period greater than one year is $1,500,000 multiplied by the number of full years in the performance period.

Our compensation committee administers the 2006 Incentive Compensation Plan. The compensation committee is authorized to adjust the limitations described in the two preceding paragraphs and is authorized to adjust outstanding awards (including adjustments to exercise prices of options and other affected terms of awards) in the event that a dividend or other distribution (whether in cash, shares of our common stock or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange or other similar corporate transaction or event affects our common stock so that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of participants. The compensation committee is also authorized to adjust performance conditions and other terms of awards in response to these kinds of events or in response to changes in applicable laws, regulations or accounting principles.

Our compensation committee is authorized to select eligible persons to receive awards, determine the type and number of awards to be granted and the number of shares of our common stock to which awards will relate, specify times at which awards will be exercisable or settleable (including performance conditions that may be required as a condition thereof), set other terms and conditions of awards, prescribe forms of award agreements, interpret and specify rules and regulations relating to the 2006 Incentive Compensation Plan and make all other determinations that may be necessary or advisable for the administration of the 2006 Incentive Compensation Plan.

Eligibility. The persons eligible to receive awards under the 2006 Incentive Compensation Plan are our officers, directors, employees, consultants and other persons who provide services to us or any related entities. An employee on leave of absence may be considered as still in our employ or in the employ of a related entity for purposes of eligibility for participation in the 2006 Incentive Compensation Plan. As of March 31, 2007, approximately 720 persons are eligible to participate in the plan.

On April 1, 1999, our board of directors adopted the Devcon International Corp. 1999 Stock Option Plan, which was approved by our shareholders on June 10, 1999. The 1999 Stock Option Plan was subsequently amended by our board of directors on April 21, 2003, which amendment was approved by our shareholders on June 6, 2003. Under this plan, our compensation committee has the authority to grant incentive stock options and non-qualified stock options to key employees, directors, consultants and independent contractors and these options may be exercised using loans from us or shares of our common stock that are already owned by the holder. The effective date of this plan was April 1, 1999. As of March 31, 2007, options to purchase an aggregate of 197,403 shares of our common stock were outstanding under this plan. The 1999 Stock Option Plan has been superseded by the 2006 Incentive Compensation Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for the named executive officers as of December 31, 2006, concerning outstanding awards representing potential amounts that may be received in the future, including the amount of securities underlying exercisable and unexercisable options. No stock appreciation rights are outstanding.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
George M. Hare, Former Chief Financial Officer	—		50,000	(1)	5.51	Nov 2016
Ron G. Lakey, Former Chief Operating Officer and President – Construction & Materials	—		60,000	(1)	5.51	Nov 2016
Stephen J. Ruzika, Former Chief Executive Officer and President	33,333 —		16,667 25,000	(1) (2)	9.00 5.51	July 2014 Nov 2016
Donald L. Smith III, Former Vice President – Construction Division	30,000 22,950	(3)	— —	(4)	1.50 2.33	April 2009 —	(5)

(1)	Stock options granted on November 10, 2006, and vest 33.33% annually, beginning on the first anniversary date of the date of grant.
(2)	Stock options granted July, 2004, and vest 33.33% annually, beginning on the first anniversary date of the date of grant.
(3)	Stock options granted April, 1999, and vest 33.33% annually, beginning on the first anniversary date of the date of grant.
(4)	Stock options granted April, 1992, and vest 27% on December 1, 1994, an additional 25% on December 1, 1999 and thereafter subject to the terms of the option agreement.
(5)	Options terminate after a period of time upon optionee death, attainment of age 65, a change in control and upon termination without cause.

Retirement Plan and Post-Employment

The Company does not maintain a pension plan or other non-qualified deferred compensation plan for its named executive officers.

There have been no terminations of named executive officers during the year ended December 31, 2006. However, we have entered into various separation or advisory services agreements with each of Messrs. Ruzika, Hare and Lakey upon their resignations from our company in 2007. See “Employment Agreements” for a description of the terms of these agreements.

Compensation Committee Interlocks and Insider Participation

Our compensation committee members are W. Douglas Pitts, Per-Olof Lööf and Donald Karnes. Until the time of his resignation from our board of directors on January 23, 2006, James R. Cast was also a member of the compensation committee.

Mr. James R. Cast, through his tax and consulting practice, has provided services to us and to Mr. Donald Smith, Jr. privately, for more than ten years. We paid Mr. Cast $75,000 and $59,400 for the consulting services provided to us in 2006 and 2005, respectively. Mr. Smith paid Mr. Cast $26,329 and $33,043 for the same periods, respectively.

No member of our compensation committee is currently an officer or an employee of ours. No executive officer of ours serves as a member of our compensation committee or on a board or committee of any entity one or more of whose executive officers serves as a member of our board of directors or compensation committee. There were no compensation committee interlocks during the fiscal year ended December 31, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information relating to the Company’s equity compensation plans as of December 31, 2006.

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under compensation plans (1)
Equity compensation plans:
Approved by shareholders	657,150	$6.10	506,000
Not approved by shareholders	—	$0.00	—
Total	657,150	$6.10	506,000

(1)	Excluding shares reflected in first column.

No employment or other agreements provide for the issuance of any shares of capital stock. There are no other options, warrants, or other rights to purchase securities of ours issued to employees and directors, other than options to purchase common stock issued under the 1986 Non-Qualified Stock Option Plan, the 1992 Directors Stock Option Plan, the 1992 Stock Option Plan, as amended, the 1999 Stock Option Plan, as amended, the 2006 Incentive Compensation Plan, Warrants issued in connection with the investment by Coconut Palm Capital Investors I, Ltd., Warrants issued in connection with the issuance of our Series A Convertible Preferred Stock and Options to purchase 50,000 shares were issued to Matrix Desalination, Inc. at an exercise price of $6.38 in May 2003. The vesting of the options issued to Matrix was dependent on the consummation of certain investments for DevMat Utility Resources, LLC. For more information regarding the Company’s equity compensation plans, see Note 12, Stock Option Plans.

Repurchases of Company Shares

The Company terminated its share repurchase plan on November 8, 2004.

Security Ownership of Certain Beneficial Owners and Management

The following table shows as of March 31, 2007 (or such other date indicated in the footnotes below), the number of shares beneficially owned and the percentage ownership of the Company’s common stock, by the following:

(a)	each person known to management to own beneficially more than five percent of the outstanding shares of the Company’s common stock;

(b)	each of the Company’s directors;

(c)	each of the named executive officers; and

(d)	all of the Company’s directors and executive officers as a group.

	Common Stock Beneficially Owned(1)(2)
	Shares	Percent
Donald L. Smith, Jr. (3)	1,394,034	22.11%
Smithcon Family Investments, Ltd (4)	985,365	15.84%
Richard L. Hornsby (5)	84,499	1.36%
Gustavo R. Benejam (6)	25,000	*
W. Douglas Pitts (7)	24,000	*
Richard C. Rochon (8)	6,014,000	58.77%
Mario B. Ferrari (9)	6,014,000	58.77%
Per-Olof Lööf (10)	14,000	*
Stephen J. Ruzika (11)	975,976	13.92%
Donald L. Smith, III (12)	125,114	2.01%
Donald K. Karnes (13)	68,838	1.10%
Coconut Palm Capital Investors I, Ltd. (14)	6,000,000	58.71%
CSS Group, Inc. (15)	650,000	9.46%
RPCP Investments, LLLP (16)	1,350,000	17.84%
Patricia L. Armstrong Trust (17)	381,659	6.13%
Ron Lakey	—	—
Robert C. Farenhem (18)	6,000,000	58.71%
George M. Hare	—	—
P. Rodney Cunningham(19)	63,000	1.01%
HBK Investments L.P.(20)	655,313	9.72%
All directors and executive officers as a group (13 persons)	3,791,464	76.84%

*Less than 1%.

(1)	Unless otherwise indicated, the address of each of the beneficial owners is 595 South Federal Highway, Suite 500, Boca Raton, Florida 33432.

(2)	Unless otherwise indicated, each person or group has sole voting and investment power with respect to all such shares. For purposes of the following table, a person is deemed to be the beneficial owner of securities that can be acquired by the person upon the exercise of warrants or options within 60 days of the record date. Each beneficial owner’s percentage is determined by assuming that options or warrants that are held by the person, but not those held by any other person, and which are exercisable within 60 days of the date of this table, have been exercised.

(3)	Mr. Smith’s holdings consist of (i) 305,481 shares directly owned by Mr. Donald L. Smith, Jr., (ii) 985,365 shares held by Smithcon Family Investments, Ltd., an entity controlled by Smithcon Investments, Inc., a corporation that is wholly owned by Mr. Smith, (iii) 17,628 shares held by Smithcon Investments and (iv) 85,560 shares issuable upon exercise of options that are currently exercisable, excluding 1,140 shares issuable upon exercise of options that will not be exercisable within 60 days of the date of this table.

(4)	All 985,365 shares held by Smithcon Family Investments, Ltd. are deemed beneficially owned by Donald L. Smith, Jr. and are included in the above table for each of Mr. Smith and Smithcon Family Investments, Ltd. See footnote (3) for a description of the relationship between Smithcon Family Investments, Ltd. and Mr. Smith.

(5)	Consists of (i) 78,499 shares directly owned by Mr. Hornsby and (ii) 6,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of the date of this table.

(6)	Consists of (i) 10,000 shares owned by Mr. Benejam and (ii) 15,000 shares issuable upon exercise of options that are currently exercisable.

(7)	Consists of (i) 17,000 shares owned by Mr. Pitts and (ii) 7,000 shares issuable upon exercise of options that are currently exercisable.

(8)	Consists of (i) 83,333 shares owned by Mr. Rochon, (ii) 14,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of the date of this table and (iii) 83,333 shares issuable upon exercise of currently exercisable warrants. Additionally, includes 1,350,000 shares of common stock issuable upon exercise of currently exercisable warrants, all of which are owned of record and beneficially by RPCP Investments, LLLP. Assumes beneficial ownership of such shares is attributed to Mr. Rochon due to Mr. Rochon’s status as an officer and a director of RPCP Investments, Inc., the general partner of RPCP Investments, LLLP, and the resulting power to direct the voting of any shares of common stock that may be deemed to be beneficially owned by RPCP Investments, LLLP of this table. Mr. Rochon disclaims beneficial ownership of these shares. Also includes 2,000,000 shares of common stock (including the 83,333 noted above) and an additional 4,000,000 shares of common stock issuable upon exercise of currently exercisable warrants (including the 83,333 warrants and the RPCP warrants noted above), all of which are beneficially owned, but not owned of record, by Coconut Palm Capital Investors I, Ltd. Coconut Palm Capital Investors I, Ltd.’s beneficial ownership of these shares and warrants is solely attributed to a voting arrangement among the limited partners of Coconut Palm Capital Investors I, Ltd. granting its general partner, Coconut Palm Capital Investors I, Inc., a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners of Coconut Palm Capital Investors I, Ltd. at any meeting of Devcon’s shareholders as well as in any action by written consent of Devcon’s shareholders. Assumes beneficial ownership of such shares is attributed to Mr. Rochon, due to Mr. Rochon’s status as the sole shareholder and an officer and a director of Coconut Palm Capital Investors I, Inc., and the resulting power to direct the voting of any shares of common stock that may be deemed to be beneficially owned by Coconut Palm Capital Investors I, Ltd. Mr. Rochon disclaims beneficial ownership of these shares. The information with respect to Coconut Palm Capital Investors I, Ltd. and RPCP Investments, LLLP is based solely on an Amendment No. 3 to Schedule 13D, dated February 10, 2006.

(9)	Includes 14,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of the date of this table. Additionally, includes 1,350,000 shares of common stock issuable upon exercise of currently exercisable warrants, all of which are owned of record and beneficially by RPCP Investments, LLLP. Assumes beneficial ownership of such shares is attributed to Mr. Ferrari due to Mr. Ferrari’s status as an officer and a director of RPCP Investments, Inc. and the resulting power to direct the voting of any shares of common stock that may be deemed to be beneficially owned by RPCP Investments, LLLP. Mr. Ferrari disclaims beneficial ownership of these shares. Also, includes 2,000,000 shares of common stock and an additional 4,000,000 shares of common stock issuable upon exercise of currently exercisable warrants (including the RPCP warrants noted above), all of which are beneficially owned, but not owned of record, by Coconut Palm Capital Investors I, Ltd. Coconut Palm Capital Investors I, Ltd.’s beneficial ownership of these shares and warrants is solely attributed to a voting arrangement among the limited partners of Coconut Palm Capital Investors I, Ltd. granting its general partner, Coconut Palm Capital Investors I, Inc., a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners of Coconut Palm Capital Investors I, Ltd. at any meeting of Devcon’s shareholders as well as in any action by written consent of Devcon’s shareholders. Assumes beneficial ownership of such shares is attributed to Mr. Ferrari due to Mr. Ferrari’s status as an officer and a director of Coconut Palm Capital Investors I, Inc. and the resulting power to direct the voting of any shares of common stock that may be deemed to be beneficially owned by the limited partners of Coconut Palm Capital Investors I, Ltd. due to a voting arrangement granting Coconut Palm Capital Investors I, Inc. a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners of Coconut Palm Capital Investors I, Ltd. at any meeting of Devcon’s shareholders as well as in any action by written consent of Devcon’s shareholders. Mr. Ferrari disclaims beneficial ownership of these shares. The information with respect to Coconut Palm Capital Investors I, Ltd. and RPCP Investments, LLLP is based solely on an Amendment No. 3 to Schedule 13D, dated February 10, 2006.

(10)	Consists of 14,000 shares issuable upon exercise of options that are currently exercisable.

(11)	Consists of (i) 181,533 shares directly held by Mr. Ruzika, (ii) 33,333 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of the date of this table and does not include 41,667 shares issuable upon exercise of options that will not be exercisable within 60 days of the date of this table and (iii) 111,110 shares issuable upon exercise of currently exercisable warrants. Also includes 650,000 shares of common stock issuable upon exercise of currently exercisable warrants, all of which are owned of record and beneficially by CSS Group, Inc. Assumes beneficial ownership of such shares is attributed to Mr. Ruzika due to Mr. Ruzika’s status as an officer and a director of CSS Group and the resulting power to direct the voting of any shares of common stock that may be deemed to be beneficially owned by CSS Group. Mr. Ruzika disclaims beneficial ownership of these shares. In addition, Mr. Ruzika owns a limited partnership interest in Coconut Palm Capital Investors I, Ltd. and has entered into a voting arrangement with the other limited partners of Coconut Palm granting Coconut Palm Capital Investors I, Inc. a proxy to vote, in its sole discretion, a significant portion of the shares of the Company’s common stock that he owns of record. The information with respect to CSS Group, Inc. is based solely on Amendment No. 1 to Schedule 13D, dated February 10, 2006.

(12)	Includes (i) 86,464 shares directly owned by Mr. Donald L. Smith, III and his wife, (ii) 38,200 shares beneficially owned that are held in trust by Donald L. Smith, III for the benefit of his children, to which latter shares Mr. Smith disclaims beneficial ownership and (iii) 450 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of the date of this table.

(13)	Consists of (i) 36,394 shares owned by Mr. Karnes, (ii) 19,444 shares issuable upon exercise of currently exercisable warrants and (iii) 13,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of the date of this table. Mr. Karnes owns a limited partnership interest in Coconut Palm Capital Investors I, Ltd. and has entered into a voting arrangement with the other limited partners of Coconut Palm granting Coconut Palm Capital Investors I, Inc. a proxy to vote, in its sole discretion, a significant portion of his shares of the Company’s common stock. See “Voting Arrangements—Senior Management and Coconut Palm Voting Arrangement” below.

(14)	Consists of 2,000,000 shares of common stock and an additional 4,000,000 shares of common stock issuable upon exercise of currently exercisable warrants, all of which are beneficially owned, but not owned of record, by Coconut Palm. In addition, beneficial ownership of such shares may be attributed to Coconut Palm Capital Investors I, Inc., the general partner of Coconut Palm Capital Investors I, Ltd., due to a voting arrangement granting Coconut Palm Capital Investors I, Inc. a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners of Coconut Palm Capital Investors I, Ltd. at any meeting of Devcon’s shareholders as well as in any action by written consent of Devcon’s shareholders. Beneficial ownership may also be attributed to Messrs. Rochon, Ferrari and Farenhem as described in footnotes (8), (9) and (18) above. Messrs. Rochon, Ferrari and Farenhem disclaim beneficial ownership of these shares. The information with respect to Coconut Palm is based solely on an Amendment No. 3 to Schedule 13D, dated February 10, 2006

(15)	Consists of 650,000 shares of common stock issuable upon exercise of currently exercisable warrants, all of which are owned of record and beneficially by CSS Group. In addition, beneficial ownership may be attributed to Mr. Ruzika as described in footnote (11) above. The information with respect to CSS Group is based solely on Amendment No. 1 to Schedule 13D, dated February 10, 2006.

(16)	Consists of 1,350,000 shares of common stock issuable upon exercise of currently exercisable warrants, all of which are owned of record and beneficially by RPCP Investments, LLLP. In addition, beneficial ownership of such shares may be attributed to RPCP Investments, Inc., the general partner of RPCP, due to its power to direct the voting of any shares of common stock that may be deemed to be beneficially owned by RPCP. Beneficial ownership may also be attributed to Messrs. Rochon, Ferrari and Farenhem as described in footnotes (8), (9) and (18) above, respectively. The information with respect to RPCP is based solely on an Amendment No. 3 to Schedule 13D, dated February 10, 2006.

(17)	Consists of (i) 372,659 shares and (ii) 9,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of the date of this table, all of which were formerly owned by Mr. Robert D. Armstrong, a former director of the Company, who passed away on May 21, 2005.

(18)	Includes 1,350,000 shares of common stock issuable upon exercise of currently exercisable warrants, all of which are owned of record and beneficially by RPCP Investments, LLLP. Assumes beneficial ownership of such shares is attributed to Mr. Farenhem due to Mr. Farenhem’s status as an officer and a director of RPCP Investments, Inc. and the resulting power to direct the voting of any shares of common stock that may be deemed to be beneficially owned by RPCP Investments, LLLP. Mr. Farenhem disclaims beneficial ownership of these shares. Also, includes 2,000,000 shares of common stock and an additional 4,000,000 shares of common stock issuable upon exercise of currently exercisable warrants (including the RPCP warrants noted above), all of which are beneficially owned, but not owned of record, by Coconut Palm Capital Investors I, Ltd. Coconut Palm Capital Investors I, Ltd.’s beneficial ownership of these shares and warrants is solely attributed to a voting arrangement among the limited partners of Coconut Palm Capital Investors I, Ltd. granting its general partner, Coconut Palm Capital Investors I, Inc., a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners of Coconut Palm Capital Investors I, Ltd. at any meeting of Devcon’s shareholders as well as in any action by written consent of Devcon’s shareholders. Assumes beneficial ownership of such shares is attributed to Mr. Farenhem due to Mr. Farenhem’s status as an officer and a director of Coconut Palm Capital Investors I, Inc. and the resulting power to direct the voting of any shares of common stock that may be deemed to be beneficially owned by the limited partners of Coconut Palm Capital Investors I, Ltd. due to a voting arrangement granting Coconut Palm Capital Investors I, Inc. a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners of Coconut Palm Capital Investors I, Ltd. at any meeting of Devcon’s shareholders as well as in any action by written consent of Devcon’s shareholders. Mr. Farenhem disclaims beneficial ownership of these shares. The information with respect to Coconut Palm Capital Investors I, Ltd. and RPCP Investments, LLLP is based solely on an Amendment No. 3 to Schedule 13D, dated February 10, 2006

(19)	Consists of (i) 25,000 shares directly held by Mr. Cunningham, (ii) 25,000 shares issuable upon exercise of currently exercisable warrants and (iii) 13,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of the date of this table. Mr. Cunningham owns a limited partnership interest in Coconut Palm Capital Investors I, Ltd. and has entered into a voting arrangement with the other limited partners of Coconut Palm granting Coconut Palm Capital Investors I, Inc. a proxy to vote, in its sole discretion, a significant portion of his shares of the Company’s common stock. See “Voting Arrangements—Senior Management and Coconut Palm Voting Arrangement” below.

(20)	Consists of (i) 132,780 unregistered shares of our common stock and (ii) shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock and warrants held of record by HBK Main Street Investments L.P. The terms of the Series A Convertible Preferred Stock and the warrants limit the number of shares that may be issued in the aggregate upon conversion or exercise of these securities to 9.99% of our outstanding common stock. Due to their relationship of control and ownership over and with respect to HBK Main Street Investments L.P., each of HBK Investments L.P., HBK Partners II L.P. and HBK Management LLC may be deemed to be the beneficial owner of such securities. In addition, HBK Investments L.P. has delegated discretion to vote and dispose of the Securities to HBK Services LLC. HBK Services may, from time to time, delegate discretion to vote and dispose of certain of these securities to HBK New York LLC, HBK Virginia LLC, HBK Europe Management LLP, and/or HBK Hong Kong Ltd. Each of HBK Services and these other entities is under common control with HBK Investments L.P. Jamiel A. Akhtar, Richard L. Booth, David C. Haley, Lawrence H. Lebowitz, and William E. Rose are each managing members of HBK Management LLC. The address for these entities is c/o HBK Services LLC, 300 Crescent Court, Suite 700, Dallas, Texas 75201. The information with respect to the HBK entities is based solely on an Amendment No. 1 to Schedule 13G, dated December 31, 2006.

Voting Arrangements

Coconut Palm Voting Arrangements

On April 4, 2005, one of the Company’s shareholders, Coconut Palm Capital Partners I, Ltd., distributed an aggregate of 396,674 shares of the Company’s common stock plus warrants to purchase 396,674 additional shares of common stock to certain of its limited partners in exchange for the redemption of their respective limited partnership interests. In accordance with Coconut Palm’s limited partnership agreement, Coconut Palm’s limited partners who had requested redemption paid to Coconut Palm an aggregate of $1,000.00 for legal fees incurred by Coconut Palm in connection with the redemption of the limited partnership interests. Coconut Palm’s limited partners include Coconut Palm Capital Investors I, Inc., CSS Group, Inc., RPCP Investments, LLLP, as well as Messrs. Ruzika, Rochon, Ferrari and Karnes. Messrs. Rochon and Ferrari also are officers and directors of Coconut Palm Capital Investors I, Inc. Mr. Ruzika is an officer and director of CSS Group, Inc. None of the above named limited partners were involved in the first distribution. In connection with the first distribution of shares, Coconut Palm’s limited partners who had been deemed granted to Coconut Palm Capital Investors I, Inc. a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners at any meeting of Devcon’s shareholders as well as in any action by written consent of Devcon’s shareholders.

On April 14, 2005, Coconut Palm distributed an aggregate of 19,992 shares of the Company’s common stock plus warrants to purchase 19,992 additional shares of common stock to its limited partners in exchange for the redemption of their respective limited partnership interests. In accordance with Coconut Palm’s limited partnership agreement, Coconut Palm’s limited partners who had requested redemption paid to Coconut Palm an aggregate of $250.00 for legal fees incurred by Coconut Palm in connection with the redemption of the limited partnership interests. Similar to the first distribution of shares, in connection with the second distribution of shares, Coconut Palm’s limited partners who had been deemed granted to Coconut Palm Capital Investors I, Inc. a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners at any meeting of Devcon’s shareholders, as well as in any action by written consent of Devcon’s shareholders.

On June 28, 2005, Coconut Palm distributed 1,583,334 shares of the Company’s common stock plus warrants to purchase 3,583,334 additional shares of common stock to its limited partners in exchange for the redemption of their respective limited partnership interests. This third distribution represented all of the remaining common stock and warrants held by Coconut Palm. No payment was made by the limited partners to Coconut Palm in connection with the third distribution of shares. Coconut Palm’s limited partners who had been redeemed did, however, grant to Coconut Palm Capital Investors I, Inc. a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners at any meeting of Devcon’s shareholders as well as in any action by written consent of Devcon’s shareholders.

Arrangements Possibly Resulting in a Change in Control

Upon exercise of the warrants it holds, Coconut Palm Capital Partners I, Ltd. would beneficially own but not own of record 6,000,000 shares of the Company’s common stock giving it beneficial ownership of approximately 60% of Devcon’s common stock outstanding as of March 31, 2007. Accordingly, if Coconut Palm were to exercise its warrants, it would have enough shares of our common stock to control our company.

The terms of the Series A Convertible Preferred Stock and the warrants issued in connection with their issuance limit the number of shares that may be issued in the aggregate upon conversion or exercise of these securities to 9.99% of our outstanding common stock. However, should this limitation not apply, upon such conversion or exercise, HBK would own 4,952,830 shares of our common stock or 45.1% on a fully-diluted as converted basis. In addition, under the terms of the governing Certificate of Designations, we may issue additional shares of our common stock in satisfaction of our dividend obligations with respect to the Series A Convertible Preferred Stock. Accordingly, if HBK were to convert its shares of Series A Convertible Preferred Stock and exercise its warrants without application of the aforementioned limitations and we issued a sufficient number of additional shares in satisfaction of our dividend obligations, HBK could acquire enough shares of our common stock to control our company.

Item 13. Certain Relationships and Related Transactions

Our policies and codes provide that related person transactions be approved in advance by either the audit committee of our board of directors or a majority of disinterested directors.

We leased from the wife of Mr. Donald L. Smith, Jr., a Director and former Chairman and Chief Executive Officer of ours, a 1.8-acre parcel of real property in Deerfield Beach, Florida. This property was used for our equipment logistics and maintenance activities. The property was subject to a 5-year lease entered into a January 2002 providing for rent of $95,000 per year. This rent was based on comparable rental contracts for similar properties in Deerfield Beach, as evaluated by management. The lease expired December 31, 2006 and had been extended to December 31, 2007. On March 21, 2007, in connection with the sale of substantially all of the assets of our construction division, we assigned this lease to the buyer of the business.

We have entered into various construction and payment deferral agreements with an entity which owns and manages a resort project in the Bahamas in which Mr. Donald L. Smith Jr., a director and former Chairman and Chief Executive Officer of ours and a subsidiary of ours are minority partners owning 11.3 percent and 1.2 percent, respectively. Mr. Smith is also a member of the entity’s managing committee.

•

As of January 1, 2003, we entered into a payment deferral agreement with the resort project whereby several notes, which are guaranteed partly by certain owners of the project, evidenced a loan totaling $2.0 million owed to us. Mr. Donald Smith, Jr. issued a personal guarantee for the total amount due under this loan agreement to us. The loan was paid and the personal guarantee released during 2006.

•

We have entered into construction contracts with the resort project. In late 2004, we entered into a $15.2 million contract, which contract was increased to $15.9 million, to construct a marina and breakwater for the same entity. The resort project secured third party financing for this latter contract. We entered into a vertical construction contract with another entity for $3.0 million during the second quarter of 2005. Mr. Smith is a partner of this entity. In connection with contracts on the project, we recorded revenues of $0.3 million for 2006. As of December 31, 2006, the marina and breakwater contract was substantially complete.

•

The outstanding balance of trade receivables from the resort project was $0.3 million as of December 31, 2006. The outstanding balance of note receivables was zero as of December 31, 2006. During the year ended December 31, 2006, we recorded $28,138 in interest income form the notes. The billings in excess of cost were zero as of December 31, 2006. Mr. Smith has guaranteed the payment of the receivables from the entity, up to a maximum of $3.0 million, including the deferral agreement described above. The guarantee of collectibility by Mr. Smith was terminated as part of the agreements identified below as the Smith Note and the EBR Receivable Agreement.

•

During the second quarter of 2005, after receiving approval by our audit committee, one of our subsidiaries entered into a $3.0 million agreement to construct a residence on a parcel of property located within the resort complex known as Emerald Bay Resorts on the island of Exuma, Bahamas. Donald L. Smith, Jr., a director and our former Chairman and Chief Executive Officer, is a party to this agreement and has a 50% interest in the ownership of the land on which the residence is being constructed together with one other party who has the remaining 50% interest in the ownership of this land, as well as a controlling interest in the resort project in the Bahamas. Mr. Smith has a minority interest in the resort and also sits on committees which govern the affairs of the resort. Mr. Smith and his partner have agreed to share in all profits, if any, generated by this parcel in accordance with their respective interests. As a result of change orders to the scope of the work to be performed, the total amounts which can be invoiced by us with respect to this project was $1.4 million as of December 31, 2006. In accordance with our accounting policies, we recorded a loss of $0.1 million in our 2006 operating results. Since June 2005, the month in which the project started, through December 31, 2006, we recorded revenue of $1.4 million with respect to this project and as of December 31, 2006, the accounts receivable outstanding attributable to this project amounted to $0.2 million. This construction contract was terminated in the first quarter of 2007 as described below in the last paragraph of this “Item 13—Certain Relationships and Related Transactions”. The various amounts set forth in this paragraph reflect the impact of this termination.

On June 6, 1991, we issued an unsecured, prime rate interest bearing, promissory note, the Smith Note, in favor of Donald L. Smith, Jr., a director and our former Chairman and Chief Executive Officer, in the aggregate principal amount at the time of issuance of $2.1 million with a maturity date of January 1, 2004. Subsequently, the maturity date of the Smith Note was extended by the parties until October 1, 2005. As of March 31, 2006, $1.7 million was outstanding under the Smith Note. Under the terms of a guarantee agreement dated March 10, 2004, between us and Mr. Smith where Mr. Smith, among others, agreed to guarantee certain loan notes receivable due from EBR Holding Limited, or EBRH, amounting to $2.2 million at that time, Mr. Smith agreed to maintain collateral for these guarantees in the amount of $1.8 million. The balance due to Mr. Smith under the Smith Note served as collateral for the aforementioned required amount.

In May 2006, we restructured and satisfied the Smith Note and all notes due from EBRH, or the EBR Notes. Also, in May 2006, we entered into two agreements: (i) the first agreement, or the Smith Note Agreement, was between us and Mr. Smith; and (ii) the second agreement, or the EBR Note Agreement, was among us, EBRH, EBR Properties Limited and Emerald Bay Resort & Co., which we collectively refer to as EBR. Under the terms of the Smith Note Agreement, Mr. Smith agreed to cancel the Smith Note in exchange for our assignment to Mr. Smith of certain notes EBR had previously issued to us with an aggregate amount due from EBR at time of assignment equal to $1.0 million plus accrued interest. As part of this restructuring, we also made a cash payment of $458,525 to Mr. Smith in satisfaction of all remaining amounts now due under the Smith Note. This restructuring satisfied all amounts due under all notes due from EBRH. In addition, as part of this restructuring, we received $56,000 in cash from EBRH, and EBR agreed to use its good faith efforts to transfer to us an approximately 14% interest which EBR had in a redi-mix batch plant which we control in Great Exuma, Bahamas. We have also agreed to surrender the minority equity interest we held in EBR.

Mr. James R. Cast, a former director, through his tax and consulting practice, has provided services to us for more than ten years. We paid Mr. Cast $59,400 and $59,400 for consulting services provided to us in 2005 and 2004, respectively. Additionally, Mr. Cast resigned from our board of directors in January 2006. Before resigning, we entered into a consulting agreement for tax and consulting services to be performed during 2006 for a specified number of consulting hours and for the total amount of $75,000.

We have entered into a retirement agreement with Mr. Richard Hornsby, our former Senior Vice President and a director. He retired at the end of 2004. During 2005, he received his full salary. From 2006, he will receive annual payments of $32,000 for life. During 2003, we recorded an expense of $232,000 for services rendered; this amount was paid out in 2005. We expensed the net present value of the obligation to pay Mr. Hornsby $32,000 annually for life, over his estimated remaining service period with us, i.e. during 2004. As of December 31, 2006, the net present value of the future obligation is estimated at $276,933.

On August 12, 2005, we entered into a management services agreement, dated as of August 12, 2005, with Royal Palm Capital Management, LLLP, to provide management services. Royal Palm is an affiliate of Coconut Palm Capital Investors I Ltd. with whom we completed a transaction on June 30, 2004, whereby Coconut Palm invested $18 million in us with the intent that we would enter into the electronic security services industry. Richard Rochon and Mario Ferrari, two of our directors, are principals of Coconut Palm and Royal Palm. Robert Farenhem, our Chief Financial Officer, is a principal of Royal Palm and was our interim Chief Financial Officer from April 2005 until December 2005.

The management services to be provided under the management agreement include, among other things, assisting us with, among other matters, establishing certain office, accounting and administrative procedures, obtaining financing relating to business operations and acquisitions, developing and implementing advertising, promotional and marketing programs, facilitating certain securities matters (both proposed offerings and ongoing compliance issues) and future acquisitions and dispositions, developing tax planning strategies, and formulating risk management policies. Under the terms of the management agreement, we are obligated to pay Royal Palm a management fee in the amount of $30,000 per month. In connection with the management agreement, we incurred $360,000 during the year ended December 31, 2006.

On January 23, 2006, we entered into a stock purchase agreement with Donald L. Smith, Jr., a director and our former Chairman and Chief Executive Officer, under the terms of which we agreed to sell to Mr. Smith all of the issued and outstanding shares of two of our subsidiaries, Antigua Masonry Products, Ltd., an Antigua corporation, or AMP, and M21 Industries, Inc., or M21 for an aggregate purchase price equal to approximately $5 million, subject to adjustments provided in the stock purchase agreement. AMP and M21 collectively comprise the operations of our materials division in Antigua. The stock purchase agreement permitted $1,725,000 of the purchase price to be paid by cancellation of a note payable by us to Mr. Smith. We retained the right to review other offers to purchase these Antigua operations. The parties to the stock purchase agreement elected to exercise their right to negotiate the sale of our materials division in Antigua with a third party. As a result, on March 2, 2006, we entered into a stock purchase agreement with A. Hadeed or his nominee and Gary O’Rourke and terminated the stock purchase agreement entered into with Mr. Smith on January 23, 2006. The terms of the new stock purchase agreement provided for a purchase price equal to approximately $5.1 million, subject to adjustments provided in the stock purchase agreement. The entire purchase price was contemplated to be paid entirely in cash as opposed to the partial payment through surrender of the $1,725,000 note we had previously issued to Mr. Smith. In addition, the terms of the new stock purchase agreement excluded M21 from the sale, but contemplated transfers of certain assets from the Antigua operations to us as well as the pre-closing transfer to AMP of certain preferred shares in AMP that were owned by us. The purchaser has agreed to pay all taxes incurred as a result of the transaction. We completed the sale of our materials division in Antigua on March 2, 2006.

See “Item 11 — Executive Compensation — Employment Agreements” for a description of the terms and conditions of various Advisory Services Agreements and Separation Agreements entered into with each of Stephen J. Ruzika, George M. Hare and Ron G. Lakey in connection with their resignations from Devcon.

On March 12, 2007, we entered into an asset purchase agreement with BitMar Ltd., a Turks and Caicos corporation and successor-in-interest to Tiger Oil, Inc., a Florida corporation, to sell fixed assets, inventory and customer lists constituting a majority of the assets of our construction division for approximately $5.3 million, subject to a holdback of $525,000 to be retained for resolution of certain indemnification matters in the form of a non-negotiable promissory note bearing a term of 120 days. We retained working capital of $6.7 million, including approximately $2.1 million in notes receivable, as of December 31, 2006. The majority of our leasehold interests were retained by us with the purchaser assuming only our shop location at Southwest 10th Street, Deerfield Beach, Florida which we leased from the wife of Donald L. Smith, Jr., a director and former Chairman and Chief Executive Officer of ours (described above) and entering into a 90-day sublease of the headquarters of the construction division located at 1350 East Newport Center Drive in Deerfield Beach, Florida. In addition, we entered into a three-year noncompetition agreement under the terms of which we agreed not to engage in business competitive with that of the construction division in any country, territory or other area bordering the Caribbean Sea and the Atlantic Ocean, excluding any production and distribution of ready-mix concrete, crushed stone, sand, concrete block, asphalt and bagged cement throughout this territory and also agreed to other standard provisions concerning the non-solicitation of customers and employees of the construction division. In addition, we entered into a Transition Services Agreement with the purchaser under the terms of which, we agreed to make available certain of our employees and independent contractors and other non-employees to assist purchaser with the operation of the construction division through September 16, 2007. As a result of this transaction, we recognized a loss from this sale in the fourth quarter of 2006 in an amount equal to approximately $3.0 million, prior to any employee severance and other transaction-related expenses. The transaction is closed on March 21, 2007. Mr. Smith and his son, Donald L. Smith, III, a former officer of ours, are principals of the purchaser.

On March 13, 2007, we entered into a Termination and Release Agreement with Donald L. Smith, Jr. under the terms of which Mr. Smith agreed to terminate that certain Construction Agreement, dated as of June 1, 2005, concerning the construction of a residence on a parcel of property which is 50% owned by Mr. Smith and located within the resort complex known as Emerald Bay Resorts on the island of Exuma (described above), and released us from any past, present or future obligations under the Construction Agreement. Mr. Smith has agreed to indemnify us for all losses incurred by us in connection with the assertion by a third party to the Construction Agreement whose assent to the Termination and Release Agreement was not obtained of any claim or demand against us to the extent such claim or demand arises directly or indirectly from the Construction Agreement.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by the Company’s independent registered public accounting firms, Berenfeld, Spritzer, Shechter & Sheer (“BSS&S”) and KPMG LLP (“KPMG”), for the audit of the Company’s annual consolidated financial statements and internal control over financial reporting for the years ended December 31, 2006 (BSS&S) and 2005 (KPMG), together with fees billed for other services rendered by the firms during those periods.

	2006	2005
Audit Fee (1)	$170,700	$681,100
Audit-Related Fees (2)	17,000	68,000
Tax Fees	—	—
All Other Fees (3)	—	1,500

Total Fees	$187,700	$750,600

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

All audit-related services, tax services and other services were pre-approved by the audit committee, which concluded that the provision of these services by BSS&S was compatible with the maintenance of the firms’ independence in the conduct of auditing functions. The audit committee’s charter provides the audit committee with authority to pre-approve all audit and allowable non-audit services to be provided to the Company by its external auditors.

In its performance of these responsibilities, prior approval of some non-audit services is not required if:

(i)	these services involve no more than 5% of the revenues paid by the Company to the auditors during the fiscal year;

(ii)	these services were not recognized by the Company to be non-audit services at the time of the audit engagement, and

(iii)	these services are promptly brought to the attention of the audit committee and are approved by the audit committee prior to completion of the audit for that fiscal year.

The audit committee is permitted to delegate the responsibility to pre-approve audit and non-audit services to one or more members of the audit committee as long as any decision made by that member or those members is presented to the full audit committee at its next regularly scheduled meeting.

The audit committee annually reviews the performance of its independent registered public accounting firm and the fees charged for its services.

The audit committee of the Company’s board of directors has considered whether the provision of the above-described services is compatible with maintaining BSS&S’s independence and believes the provision of such services is not incompatible with maintaining this independence.

PART IV

Item 15. Exhibits, and Financial Statement schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2007	DEVCON INTERNATIONAL CORP.

	BY:	/S/ RICHARD C. ROCHON
Richard C. Rochon
Acting Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

EXHIBIT INDEX

Exhibit	Description
21.1	Registrant’s Subsidiaries

23.1	Consent of Berenfeld, Spritzer, Shechter & Sheer

23.2	Consent of KPMG LLP

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002