Form 10-Q
period 2007-03-31
DEVCON INTERNATIONAL CORP
filed 2007-05-21
CIK 28452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 10, 2007 the number of shares outstanding of the registrant’s Common Stock was 6,219,609.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Part I Financial Information

Item 1.	Financial Statements

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts shown in thousands except share and per share data)

	March 31, 2007 (Unaudited)	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$6,605	$5,015
Accounts receivable, net of allowance for doubtful accounts of $(2,008) and $(2,026), respectively	18,121	18,288
Accounts receivable, related party	321	506
Notes receivable	2,715	2,617
Costs and estimated earnings in excess of billings	1,334	1,485
Prepaid expenses	1,323	1,501
Assets held for sale	3,081	844
Other current assets	9,488	10,257

Total current assets	42,988	40,513
Property, plant and equipment:
Land	53	369
Buildings	200	251
Leasehold improvements	1,562	1,759
Equipment	2,669	8,443
Furniture and fixtures	1,046	1,219
Construction in process	230	1,083

Total property, plant and equipment	5,760	13,124
Less accumulated depreciation	(1,832)	(1,842)

Total property, plant and equipment, net	3,928	11,282
Investments in unconsolidated joint ventures and affiliates	339	339
Notes receivable, net of current portion	1,447	1,926
Customer lists, net of amortization $(28,248) and $(24,367) respectively	66,963	70,788
Goodwill	76,606	76,577
Other intangible assets, net of amortization $(508) and $(425), respectively	2,707	2,790
Other long-term assets	10,006	8,682

Total assets	$204,984	$212,897

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

(Amounts shown in thousands except share and per share data)

	March 31, 2007 (Unaudited)	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade and other	5,437	6,664
Accrued operational fees and taxes	2,718	2,551
Accrued expenses and other liabilities	5,164	6,618
Deferred revenue	10,200	10,413
Accrued expense, retirement and severance	1,105	671
Current installments of long-term debt	79	76
Billings in excess of costs and estimated earnings	1,142	1,037
Derivative instruments	5,516	8,390
Income tax payable	297	286

Total current liabilities	31,658	36,706
Long-term debt, excluding current installments	88,675	89,202
Retirement and severance, excluding current portion	2,615	2,716
Long term deferred tax liability	3,896	4,682
Other long-term liabilities, excluding current portion	9,358	7,592

Total liabilities	$136,202	$140,898

Commitments and contingencies (Note 16)

Series A Convertible Preferred Stock, $1,000 stated value, 10,000,000 shares authorized, 45,000 share outstanding	41,354	35,873

Stockholders’ equity:
Common stock, $0.10 par value. Shares authorized 50,000,000, shares issued 6,219,162 in 2007 and 6,033,882 in 2006, shares outstanding 6,219,128 in 2007 and 6,033,848 in 2006	622	603
Additional paid-in capital	32,738	31,845
Retained (deficit) earnings	(4,672)	4,910
Accumulated other comprehensive loss – cumulative translation adjustment	(1,260)	(1,232)
Treasury stock, at cost, 34 shares in 2007 and 2006	—	—

Total stockholders’ equity	27,428	36,126

Total liabilities and stockholders’ equity	$204,984	$212,897

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For The Three Months Ended
	March 31, 2007	March 31, 2006
Security revenue	$14,185	$10,603
Cost of Sales (exclusive of amortization and depreciation shown below):	6,064	4,598

Gross profit	8,121	6,005
Operating expenses
Selling, general and administrative	6,792	5,759
Amortization and depreciation	4,497	3,709
Severance and retirement	—	229

Operating loss	(3,168)	(3,692)
Other income (expense)
Joint venture equity earnings	—	(35)
Interest expense	(3,998)	(3,941)
Interest income	127	76
Derivative financial instrument expense	(2,393)	(1,535)

Loss from continuing operations before income taxes	(9,432)	(9,127)
Income tax (benefit) expense	(591)	531

Net loss from continuing operations	(8,841)	(9,658)
Loss from discontinued operations, net of income tax (benefit) expense of $ 0 and ($581) for the three months ended March 31, 2007 and 2006, respectively	(512)	(126)
(Loss) gain on disposal of discontinued operations, net of income tax expense of $ 0 and $ 0 for the three months ended March 31, 2007 and 2006, respectively	(230)	1,013

Net loss	$(9,583)	$(8,771)

Basic (loss) income per share:
Continuing operations	$(1.42)	$(1.61)
Discontinued operations	$(0.12)	$0.15
Net loss	$(1.55)	$(1.46)
Diluted (loss) income per share:
Continuing operations	$(1.42)	$(1.61)
Discontinued operations	$(0.12)	0.15
Net loss	$(1.55)	$(1.46)
Weighted average number of shares outstanding:
Basic	6,200,024	6,006,156
Diluted	6,200,024	6,006,156

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For The Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net loss	$(9,583)	$(8,771)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	44	117
Depreciation and amortization	4,519	4,679
Loan origination cost amortization	307	(139)
Deferred income tax (benefit) expense	(591)	(1,356)
Provision for doubtful accounts and notes	(17)	60
Gain on sale of property and equipment	188	(1,368)
Minority interest in loss of consolidated subsidiaries	—	35
Change in fair value of derivative financial instrument	2,393	1,535
Amortization of debt discount	—	1,562
Changes in operating assets and liabilities:
Accounts receivable	185	711
Accounts receivable – related party	185	(183)
Notes receivable	(243)	357
Notes receivable – related party	—	867
Costs and estimated earnings in excess of billings	151	1,328
Costs and estimated earnings in excess of billings, related party	—	20
Inventories	(22)	(16)
Prepaid expenses and other current assets	136	1,338
Other long-term assets	(1,322)	1,909
Accounts payable, accrued expenses and other liabilities	(855)	(1,524)
Deferred revenue	(213)	928
Billings in excess of costs and estimated earnings	105	120
Billings in excess of costs and estimated earnings, related party	—	214
Income tax payable	11	(6)
Other long-term liabilities	2,100	808

Net cash (used in) provided by operating activities	$(2,522)	$3,225

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For The Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from investing activities:
Purchases of property, plant and equipment	$(337)	$(1,069)
Cash used in business acquisition and purchase of customer lists, net of cash acquired	(263)	(66,917)
Proceeds from disposition of property, plant and equipment	127	455
Proceeds from disposition of business	4,508	4,573
Payments received on notes related to the sale of assets	507	8

Net cash provided by (used in) investing activities	4,542	(62,950)
Cash flows from financing activities:
Proceeds from issuance of common stock	98	60
Proceeds from issuance of notes	—	45,000
Net borrowing from revolving credit facility	—	35,657
Cash payments on debt issue costs	—	(3,995)
Principal payments on debt	(519)	(8,003)

Net cash (used in) provided by financing activities	$(421)	$68,719
Effect of exchange rate changes on cash	(9)	(77)

Net increase in cash and cash equivalents	$1,590	$8,917
Cash and cash equivalents, beginning of year	$5,015	$4,634

Cash and cash equivalents, end of period	$6,605	$13,551

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,645	$1,625

Cash paid for income taxes	$—	$86

Supplemental non-cash disclosures:
Reduction of note receivable	$639	$80

Issuance of Warrants	$—	$4,818

Issuance of derivative financial instrument	$—	$3,743

Issuance of common stock in lieu of cash payment of dividends payable related to Preferred Stock	$769	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2007

(1)	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Devcon International Corp. and its subsidiaries (the “Company”), required to be consolidated in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the 2006 Annual Report on Form 10-K/A except for the accounting policy relating to accounting for uncertainty in income taxes, and should be read in conjunction with the consolidated financial statements and notes thereto.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2007 and 2006 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal reoccurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2007, and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. Certain prior year amounts have been restated or reclassified to conform to the current period presentation.

(2)	SIGNIFICANT ACCOUNTING POLICIES

a) Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48.

b) The Company accounts for internal-use software development costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Cost of Software Developed or Obtained for Internal Use,” or SOP 98-1. SOP 98-1 specifies that software costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use is charged to technology development expense as incurred until the project enters the application development phase. Costs incurred in the application development phase are capitalized and will be depreciated using the straight-line method over an estimated useful life of three years, beginning when the software is ready for use. During the three months ended March 31, 2007 and 2006, the amounts capitalized were insignificant.

(3)	RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its future results of operations and financial position.

(4)	LIQUIDITY

In order to finance the March 2006 Guardian acquisition, the Company issued to accredited institutional investors under the terms of a Securities Purchase Agreement, or SPA, dated as of February 10, 2006, an aggregate principal amount of $45 million of notes along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share.

On October 20, 2006, under the terms of the SPA, these investors received, in exchange for the notes, an aggregate of 45,000 shares of the Company’s Series A convertible preferred stock (“Series A Convertible Preferred Stock”), par value $.10 per share, with a liquidation preference equal to $1,000 convertible into common stock at a conversion price equal to $9.54 per share. In connection with the issuance of these securities, the Company entered into a Registration Rights Agreement, under the terms of which the Company agreed to use best efforts to cause a registration statement to be declared effective by the Securities and Exchange Commission no later than January 25, 2007. This registration statement would register the resale of the shares of the common stock issuable upon conversion of the Series A Convertible Preferred Stock, exercise of the warrants and in payment of the dividend obligations under the Certificate of Designations governing the Series A Convertible Preferred Stock. The Registration Rights Agreement provides that, to the extent the Company failed to cause this registration statement to be declared effective by the Securities and Exchange Commission by the effectiveness deadline, registration delay payments in the amount of one percent (1.0%) of the aggregate purchase price must be paid to the investors for the Series A Convertible Preferred Stock, or $450,000, for every 30 days (pro-rated for periods totaling less than thirty days) this effectiveness failure remains.

On October 23, 2006, the Company filed a registration statement to register the resale of these shares. The Securities and Exchange Commission reviewed this registration statement and, as a consequence of recent clarifications by the Staff of Rule 415 under the Securities Act of 1933, as amended, the Company encountered difficulties determining when all of these shares may be registered and sold by the investors. Accordingly, the Company was unable to cause this registration statement to be declared effective by the Securities and Exchange Commission.

Under the terms of the Registration Rights Agreement, these registration delay payments accrue from January 26, 2007 until the earlier of the Company successfully obtaining a waiver or amendment of these registration delay payments or the registration statement being declared effective. The registration delay payments are not payable until every thirtieth day after the effectiveness failure. Accordingly, the first registration delay payment was due on February 26, 2007. In addition, under the Certificate of Designations governing the Series A Convertible Preferred Stock, (a) the failure of the applicable Registration Statement to be declared effective by the Securities and Exchange Commission on the date that is sixty (60) days after the applicable effectiveness deadline or (b) the Company’s failure to pay to the investors any amounts when and as due under the Certificate of Designations or any other transaction document contemplated in the Certificate of Designations is defined as a “Triggering Event” allowing the Required Holders, as defined below, to require the Company to redeem all shares of their Series A Convertible Preferred Stock by the fifth business day after transmitting notice to the Company of their desired redemption. Under the terms of the Certificate of Designations, this redemption would be effected by the Company being required to pay in cash an amount equal to 115.0% of the face value of all or a portion, as applicable, of the outstanding shares of the Series A Convertible Preferred Stock, plus all accrued but unpaid interest and dividends. To the extent the stock price at the time of this redemption request multiplied by the number of shares into which the Series A Convertible Preferred Stock is convertible exceeds this cash payment amount, the redemption would be effected by payment of this higher amount increased by the same 15.0% premium, plus all accrued but unpaid interest and dividends. In order to be able to register a portion of these shares the Company began discussions with the investors to amend the terms of the Series A Convertible Preferred Stock in the form of an Amended Certificate of Designations.

In furtherance of these negotiations, on April 2, 2007, effective as of March 30, 2007, the Company entered into Forbearance and Amendment Agreements (the “Forbearance Agreements”) with investors constituting the “Required Holders”, i.e. investors holding a majority of the shares of the Series A Convertible Preferred Stock. Under the terms of these Forbearance Agreements, each of the Required Holders agreed that for a period of time ending no later than January 2, 2008, they shall each forbear from (a) taking any remedial action with respect to the effectiveness failure, (b) declaring the occurrence of any “Triggering Event” with respect to the effectiveness failure and from delivering any notice of redemption with respect to these matters or (c) demanding any amounts due and payable with respect to the effectiveness failure, including any registration delay payments. The Forbearance Agreements also contain agreements to amend the Certificate of Designations to revise specified terms of the Series A Convertible Preferred Stock, including a reduction in the conversion price of the Series A Convertible Preferred Stock to $6.75, allowance for the accrual of dividends on the Series A Convertible Preferred Stock at a rate equal to 10% per annum, which dividends may be payable in kind, and a revision of the definition of the “Leverage Ratio” defined in the Certificate of Designations to provide for the Leverage Ratio to be calculated as a multiple of Performing RMR as opposed to EBITDA and a revision of the Maximum Leverage Ratio covenant set forth in the Certificate of Designations to require this Maximum Leverage Ratio to equal 38x Performing RMR, commencing on June 30, 2008. The parties to the Forbearance Agreement also agreed to allow dividends to accrue without being paid until the expiration of the forbearance period. The Forbearance Agreement also required the Company to withdraw the registration statement as soon as practicable. This withdrawal was effected on April 14, 2007.

If the Company is unable to obtain a permanent waiver or amendment of the registration delay payments and is unable or unwilling to pay these registration delay payments to the investors or if the Company is unable to obtain a permanent waiver or amendment of the Company’s obligation to cause the registration statement described above to be declared effective by the Securities and Exchange Commission, the investors may allege a Triggering Event under the Certificate of Designations has occurred, granting them the right to redeem the face value of the Series A Convertible Preferred Stock equaling, in the aggregate, $45,000,000 in cash plus a 15.0% premium, plus all accrued but unpaid interest and dividends (or a 15.0% premium over an amount equal to the stock price multiplied by the number of shares into which the Series A Convertible Preferred Stock is convertible, to the extent this number is higher), plus all accrued but unpaid interest and dividends.

The Company has filed a proxy statement to hold a shareholder meeting by July 1, 2007 (if the Proxy is not reviewed by the Securities and Exchange Commission, or October 1, 2007, if it is), to solicit the shareholder approval of the Amended Certificate of Designations. Upon filing of the Amended and Restated Certificate of Designations with the Secretary of the State of Florida, the Forbearance Agreement will expire. If not approved by the shareholders, the $45 million may become due upon the expiration of the Forbearance Agreement and the Company will need to arrange for alternative financing. The Company’s ability to obtain alternative financing cannot be assured at this time.

(5)	ACQUISITIONS

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

The Company recorded the acquisition using the purchase method of accounting. The purchase price allocation is based upon a valuation study as to fair value. Additionally, the purchase price allocation reflects adjustments since the acquisition date resulting from information subsequently obtained to complete an estimate of the fair value of the acquired assets and liabilities. Through March 31, 2007, the net effect of those adjustments was $2.9 million additional value allocated to Goodwill, primarily related to the estimated value of deferred tax liabilities. The 2006 results of operations included for the acquisition are for the period March 6, 2006 to March 31, 2006, as compared to results of operations for the three months ended March 31, 2007.

The purchase price allocation is as follows:

Purchase Price Allocation Guardian	(dollars in thousands)
Cash	$930
Accounts receivable	2,377
Inventory	1,376
Other assets	135
Net fixed assets	1,097
Customer contracts	14,000
Customer relationships	30,000
Trade name	1,400
Accounts payable and other liabilities	(3,511)
Deferred revenue	(2,782)
Deferred tax liability	(11,018)
Goodwill	32,463

Total Purchase Price Allocation	$66,467

Acquired deferred revenue results from customers who are billed for monitoring and maintenance services in advance of the period in which the services are provided, on a monthly, quarterly or annual basis. This deferred revenue would be recognized as monitoring and maintenance services are provided pursuant to the terms of subscriber contracts.

The following table shows the proforma consolidated results of the Company and Guardian, as though the Company had completed this acquisition at the beginning of each period reported on:

March 31, 2006
Revenue	$15,645
Net loss	$(8,500)
Loss per common share – basic	$(1.37)
Loss per common share – diluted	$(1.37)
Weighted average shares outstanding:
Basic	6,200,024
Diluted	6,200,024

(6)	DISCONTINUED OPERATIONS

On March 30, 2007, the Company’s Board of Directors passed a resolution which would authorize management to sell the remaining assets of the Construction, Materials and Utilities Divisions upon such terms and conditions, including price, as management determines to be appropriate. The Board resolution has provided the Company’s management with the authority and commitment to establish a plan to sell these assets which are immediately available for sale. The Company has begun to embark on a plan to identify potential buyers which we expect to finalize within one year of the date of the board resolution. Therefore, in accordance with FASB No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets (“FASB No. 144”)”, at March 31, 2007, the Company has classified the related assets as held for sale and the related operations have been treated as discontinued operations for all periods presented.

On March 21, 2007, the Company completed the transactions contemplated by a certain Asset Purchase Agreement, dated as of March 12, 2007 (“Asset Purchase Agreement”), by and between the Company and BitMar Ltd., a Turks and Caicos corporation and successor-in-interest to Tiger Oil, Inc., a Florida corporation (“Purchaser”), consisting of the sale of fixed assets, inventory and customer lists constituting a majority of the assets of the Company’s construction division (“Construction Division”), for approximately $5.3 million, subject to a holdback of $525,000 to be retained for resolution of certain indemnification matters in the form of a non-negotiable promissory note bearing a term of 120 days. The Company retained working capital of $8.0 million, including approximately $1.7 million in notes receivable, as of March 31, 2007. The majority of the Company’s leasehold interests were retained by the Company with the Purchaser assuming only the Company’s shop location at Southwest 10th Street, Deerfield Beach, Florida and entering into a 90-day sublease of the headquarters of the Construction Division located at 1350 East Newport Center Drive in Deerfield Beach, Florida. The Company is currently negotiating a sublease beyond 90 days with the Buyer. In addition, the Company entered into a three-year noncompetition agreement under the terms of which the Company agreed not to engage in business competitive with that of the Construction Division in any country, territory or other area bordering the Caribbean Sea and the Atlantic Ocean (“Territory”), excluding any production and distribution of ready-mix concrete, crushed stone, sand, concrete block, asphalt and bagged cement throughout the Territory and also agreed to other standard provisions concerning the non-solicitation of customers and employees of the Construction Division. In addition, Seller and Purchaser entered into a Transition Services Agreement (“Transition Services Agreement”) under the terms of which, Seller has agreed to make available certain of Seller’s employees and independent contractors and other non-employees to assist Purchaser with the operation of the Construction Division through September 16, 2007.

As a result of this transaction, in the fourth quarter of 2006, the Company recognized an impairment charge on the construction assets of approximately $2.8 million. An additional loss on the sale of these assets of $230,367 was recorded in the three months ended March 31, 2007 upon final transfer of assets to the Purchaser. The Company established an accrued liability of $242,853 for the Deerfield lease in accordance with FASB No. 146 “Accounting for Costs Associated with Exit or Disposal Activities (“FASB No. 146”).” This accrued liability is included in other long term liabilities in the accompanying condensed consolidated balance sheet and charged to discontinued operations. The Company also accrued employee severance and retention costs in accordance with FASB No. 146. This amounted to $759,742 and the severance portion is included in accrued expense, retirement and severance and the payroll related benefits are included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheet. All of these amounts were charged to discontinued operations.

As of February 28, 2007 the buyer assumed performance of the contracts transferred pursuant to the sale agreement, (i.e., all rights benefits duties and obligations for work performed after this date become the responsibility of the buyer). The Company is in the process of assigning several of these customer contracts to the buyer, and will continue to recognize revenue of these contracts during this interim period. In these cases the Buyer will be performing as a subcontractor, for which the buyer has indemnified the Company from any new contact completion risks relating to these contracts.

Donald L. Smith, Jr., the Company’s former Chairman and Chief Executive Officer and a current director of the Company and Donald L. Smith, III, a former officer of the Company, are principals of the Purchaser. Other than the Asset Purchase Agreement, Transition Services Agreement, and the Company’s relationship with Donald L. Smith, Jr. and Donald L. Smith, III, there is no material relationship between the Company and the Purchaser of which the Company is aware.

On June 27, 2006, the Company sold its Boca-Raton-based third-party monitoring operations.

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

On March 2, 2006, the Company entered into a Stock Purchase Agreement with A. Hadeed or his nominee and Gary O’Rourke, under which the Company completed the sale of all of the issued and outstanding common shares of Antigua Masonry Products (“AMP). In connection with this sale, the purchasers acknowledged that preferred shares of AMP with a face value equal to EC 1,436,485 (US $532,032) as of the date of the sale (collectively, the “Preferred Shares”) were outstanding and owned beneficially and of record by certain third parties and that such Preferred Shares were reflected as debt on AMP’s books and records. The purchasers further acknowledged that their acquisition of AMP was subject to the Preferred Shares and that the purchasers have sole responsibility of satisfying and discharging all obligations represented by such Preferred Shares. Under the terms of this Stock Purchase Agreement, the purchasers acquired 493,051 common shares of AMP for a purchase price equal to $5.1 million, subject to certain adjustments. This purchase price was paid entirely in cash. In addition, the transaction included transfers of certain assets from the Antigua operations to the Company, as well as pre-closing transfers to AMP of certain preferred shares in AMP that were owned by the Company.

The accompanying Condensed Consolidated Statements of Operations for all the quarters presented have been adjusted to classify all non-electronic security services divisions as discontinued operations. Selected statement of operations data for the Company’s discontinued operations is as follows:

	(dollars in thousands) For the three months ended March 31,
	2007	2006
Total revenue	$9,019	$16,583

Pre-tax (loss) from discontinued operations	(512)	(707)
Pre-tax (loss) gain on disposal of discontinued operations	(230)	1,013

(Loss) income before income taxes	(742)	306
Income tax provision (benefit)	—	(581)

(Loss) income from discontinued operations, net of income taxes	$(742)	$887

A summary of the total assets of discontinued operations included in the accompanying condensed consolidated balance sheet is as follows:

	(dollars in thousands)
	March 31, 2007	December 31, 2006
Cash	$1,130	$1,953
Accounts receivable, net of allowance	10,173	8,416
Notes receivable, net	1,743	2,162
Inventory	1,600	1,730
Other assets	6,080	6,518
Assets held for sale	2,993	—
Property and equipment, net	—	8,333

Total assets	$23,719	$29,112

(7)	DEBT

	(dollars in thousands)
	March 31, 2007	December 31, 2006

Installment notes payable in monthly installments through 2008, bearing interest at a weighted average rate of 6.7% and secured by equipment with a carrying value of approximately $250,000	$134	$158
Secured note payable due November 9, 2008, bearing interest at the LIBOR rate plus a margin ranging from 3.25% to 5.75%	88,620	89,120

Total debt outstanding	$88,754	$89,278

Total current maturities on long-term debt	$79	$76

Total long-term debt excluding current maturities	$88,675	$89,202

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

The Credit Agreement contains a number of non-financial covenants imposing restrictions on the Company’s electronic security services division’s ability to, among other things, i) incur more debt, ii) pay dividends, redeem or repurchase stock or make other distributions or impair the ability of any subsidiary to make such payments to the borrower; iii) use assets as security in other transactions, iv) merge or consolidate with others or v) guarantee obligations of others. The Credit Agreement also contains financial covenants that require the Company’s subsidiaries which comprise the electronic security services division to meet a number of financial ratios and tests. Failure to comply with the obligations in the Credit Agreement could result in an event of default, which, if not cured or waived, could permit acceleration of this indebtedness or of other indebtedness, allowing senior lenders to foreclose on the Company’s electronic security services assets. At March 31, 2007, the Company was not in compliance with the fixed charge coverage ratio financial covenant of the Credit Agreement. On May 10, 2007, the Company received a waiver and the fourth amendment to the Credit Agreement which amended the fixed charge coverage ratio calculation from using interest paid in cash to accrued interest.

At March 31, 2007, the Company had $11.4 million of unused facility under the Credit Agreement and zero borrowing capacity as it had violated a certain debt covenant. The effective interest on all debt outstanding was 11.08% and 11.07% for the three months ended March 31, 2007 and 2006, respectively.

(8)	SERIES A CONVERTIBLE PREFERRED STOCK

On February 10, 2006, the Company issued to certain investors, under the terms of a the SPA Notes along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share.

On October 20, 2006, pursuant to the terms of the SPA, the private placement investors received, in exchange for the Notes, an aggregate of 45,000 shares of Series A Convertible Preferred Stock, par value $0.10 per share with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share for each share of Series A Convertible Preferred Stock.

The issuance of the Series A Convertible Preferred Stock and of the warrants could cause the issuance of greater than 20% of the Company’s outstanding shares of common stock upon the conversion of the Series A Convertible Preferred Stock and the exercise of the warrants. The creation of a new class of preferred stock was subject to shareholder approval under Florida law, while, for various reasons related to the potential issuance of greater than 20% of the Company’s outstanding shares of common stock, the issuance of the Series A Convertible Preferred Stock required shareholder approval under the rules of Nasdaq. Holders of more than 50% of the Company’s common stock approved the foregoing. The approval became effective after the Securities and Exchange Commission rules and regulations relating to the delivery of an information statement on Schedule 14C to our shareholders was satisfied. The Series A Convertible Preferred Stock is classified outside stockholder’s equity as it is mandatorily redeemable and has embedded derivatives (See Note 9-Derivative Instruments.)

On April 2, 2007, effective as of March 30, 2007, the Company entered into the Forbearance Agreements with certain institutional investors (the “Required Holders”) holding, in the aggregate, a majority of the Company’s previously-issued Series A Convertible Preferred Stock.

Under the terms of these Forbearance Agreements, the Required Holders have agreed that for a period of time ending no later than January 2, 2008, they shall each refrain from taking any remedial action with respect to the Company’s failure (the “Effectiveness Failure”) to have declared effective by the Securities and Exchange Commission a registration statement registering the resale of the shares of the Company’s common stock underlying the Series A Preferred Shares and warrants as required by a Registration Rights Agreement, dated February 10,2006, by and between the Company, the Required Holders and the remaining holder of the Series A Convertible Preferred Stock (the “Registration Rights Agreement”). The parties also agreed to refrain from declaring the occurrence of any “Triggering Event” with respect to the Effectiveness Failure and from delivering any Notice of Redemption at Option of Holder with respect thereto or demanding any amounts due and payable with respect to the Effectiveness Failure, including without limitation, any Registration Delay Payments.

The Forbearance Agreements also contain agreements to amend the governing Certificate of Designations to revise certain terms of the Series A Preferred Shares, including, without limitation, a reduction in the conversion price of the Series A Preferred Shares to $6.75, allowance for the accrual of dividends on the Series A Preferred Shares at a rate equal to 10% per annum, which dividends may be payable in kind, and a revision of the definition of the Leverage Ratio. The revised definition shall provide for the Leverage Ratio to be calculated as a multiple of recurring monthly revenue (“Performing RMR”) as opposed to EBITDA and a revision of the Maximum Leverage Ratio covenant to require the Maximum Leverage Ratio to equal 38x Performing RMR, commencing on June 30, 2008. The parties to the Forbearance Agreement also agreed to allow dividends to accrue but not be payable until the expiration of the Forbearance Period.

Notwithstanding these Forbearance Agreements, on April 3, 2007, an institutional investor who holds shares of the Company’s Series A Convertible Preferred Stock, but was not a party to the Forbearance Agreements, transmitted a notice of redemption to the Company alleging the Company failed to timely pay certain Registration Delay Payments constituting a Triggering Event which gave such investor the right to require the Company to redeem all shares of Series A Convertible Preferred Stock held by such investor. The Company disagrees that this investor has such redemption right and intends to vigorously contest the actions taken by this investor to enforce such alleged right. The investor holds shares of the Company’s Series A Convertible Preferred Stock with a face value equal to $7,000,000. The Company does not believe that a liability for any registration delay payments in accordance with the Registration Rights Agreement is warranted.

(9)	DERIVATIVE INSTRUMENTS

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

The following embedded derivatives were identified within the Series A Convertible Preferred Stock which was issued in October 2006: i) the ability to convert the Preferred Stock for common stock; ii) the option of the Company to satisfy dividends payable on the Series A Convertible Preferred Stock in common stock in lieu of cash; iii) the potential increase in the dividend rate of the Preferred Stock in the event a certain level of net cash proceeds from the sale of the construction and material division assets are not realized within a specified time frame: and (iv) a change in control redemption right. The embedded derivatives within the Series A Convertible Preferred Stock were bifurcated and valued as a single compound derivative when the Preferred Stock was issued in October 2006.

The Company valued the Warrants and the Right to Purchase related to the Notes at March 6, 2006, their date of issuance, using an appropriate option pricing model (“the Model”). The Model determined an $8.6 million aggregate value for these derivatives and this value was recorded as derivative instrument liability and classified as current or long term in accordance with respective maturity dates. Since these derivatives were associated with the Notes, the face value of the Notes were recorded net of the $8.6 million attributed to these derivative liabilities. The $8.6 million are being accreted to the carrying value of the Notes, using the effective rate method, over the expected life of the Notes, which is five (5) months. Accordingly, a non- cash charge amounting to $1.8 million was recorded to interest expense from the date of issuance through March 31, 2006.

The Warrants, which were issued in connection with the issuance of the Notes, were detachable and have a three-year life expiring on March 6, 2009. The Rights to Purchase were deemed to be issued in connection with the issuance of the Notes, and had a life which expired on the date of the Preferred Stock was issued. The initial value determined on March 6, 2006 for the Warrants and Rights to Purchase, was determined by the Model and amounted to $4.8 million and $3.7 million, respectively. The Model assumptions for initial valuation of the Warrants and Rights to Purchase the Preferred Stock issuance date were a risk free rate of 4.77% and 4.77%, respectively, and volatility for the Company’s common stock of 50% and 30% respectively. The Model assumptions for revaluation of the Warrants and Rights to Purchase at March 31, 2006, were a risk free rate of 4.83% and 4.77%, respectively, and volatility for the Company’s common stock of 50% and 30%, respectively. Additionally, the derivative liability amount was re-valued at each balance sheet date with the resulting change in value being recorded as a charge or credit to arrive at net income. From the date of issuance though March 31, 2006, an aggregate charge with respect to the revaluation of these derivatives liabilities amounted to $1.5 million. At March 31, 2006, the derivative instruments amounted to $8.4 million.

On October 20, 2006, pursuant to the terms of the SPA, the private placement investors received, in exchange for the Notes, an aggregate of 45,000 shares of Series A Convertible Preferred Stock, par value $.10 per share, with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share. The initial value of the embedded derivatives in the Series A Convertible Preferred Stock was determined to be $5.8 million. The $8.6 million derivative related to the Notes was charged to interest expense from the date of issuance through October 20, 2006, the date of exchange of the Notes into Series A Convertible Preferred Stock. The derivative liability amounts have been re-valued at each balance sheet date with the resulting change in value being recorded as income or expense to arrive at net income. For the three months ended March 31, 2007, a charge of $2.4 million was recorded with respect to the revaluation of these derivatives liabilities. At March 31, 2007, the derivative instruments amounted to $5.5 million, of which $5.2 million related to the embedded derivatives in the preferred stock and $0.3 million related to the Warrants.

In connection with entering into the Notes, Warrants and Preferred Stock arrangements, the Company paid fees totaling $3.4 million. The Company has recorded the amount associated with the Preferred Stock as a deferred offering cost and is amortizing the cost on a straight line basis over 3.9 years. For the three months ended March 31, 2007 and 2006, the Company amortized $213,922 and $0, respectively, as interest expense.

(10)	CAPITAL STOCK

The following table sets forth the computation of basic and diluted share data:

	For The Three Months Ended
	March 31, 2007	March 31, 2006
Common stock:
Weighted average number of shares outstanding – basic	6,200,024	6,006,156
Effect of dilutive securities:
Options and Warrants	—	—

Weighted average number of shares outstanding – diluted	6,200,024	6,006,156

Options, warrants and common stock equivalents not included above (anti-dilutive)	10,791,074	6,083,268
Shares outstanding:
Beginning outstanding shares	6,033,848	6,001,888
Repurchase of shares	—	—
Issuance of shares	185,280	12,485

Ending outstanding shares	6,219,128	6,014,373

	For The Three Months Ended
	March 31, 2007	March 31, 2006
Preferred stock:
Shares outstanding:
Beginning outstanding shares	45,000	—
Issuance of shares	—	—

Ending outstanding shares	45,000	—

(11)	STOCK OPTION PLANS

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted in accordance with SFAS 123R. The Company granted 15,000 stock options as of March 31, 2007 and zero as of March 31, 2006. The per share weighted-average fair value of stock options granted during 2007 was $4.15, on the grant date, using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006
Expected dividend yield	—	—
Expected price volatility	41.80%	41.30%
Risk-free interest rate	5.10%	5.10%
Expected life of options	4.0 years	4.0 years

The Company determined stock-based compensation cost based on fair value at the grant date for stock options under SFAS 123R. Compensation cost in the amount of $44,000 and $117,000 is included in the results of operations in the condensed consolidated financial statements for the three months ended March 31, 2007 and 2006, respectively.

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

On September 22, 2006, the Company’s Board of Directors adopted the Devcon International Corp. 2006 Incentive Compensation Plan (“2006 Plan”). The terms of the Plan provide for grants of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. The purpose of the 2006 Plan is to provide a means for the Company to attract key personnel to provide services to provide a means whereby those key persons can acquire and maintain stock ownership, and provide annual and long term performance incentives to expend their maximum efforts in the creation of shareholder value. The effective date of the plan coincides with the date of shareholder approval which occurred on November 10, 2006. After the effective date of the 2006 Plan no further awards may be made under the Devcon International Corp. 1999 Stock Option Plan.

Under the 2006 Plan, the total number of shares of the Company’s common stock that may be subject to the granting of awards is equal to 800,000 shares, plus the number of shares with respect to which awards previously granted thereunder that terminate without being exercised, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. On February 16, 2007, 15,000 options were granted to directors, officers and employees under the 2006 Plan.

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

A summary of stock option activity is as follows for the three months ended March 31, 2007:

	Employee Plans
	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2006	657,150	$6.10
Granted	15,000	$4.15
Exercised	(52,500)	$1.86
Forfeiture	(135,000)	$5.51
Expired	(61,500)	$7.07

Options outstanding at March 31, 2007	423,150	$6.61
Options exercisable at March 31, 2007	279,843

Available for future grant	707,500

At March 31, 2007, there was approximately $220,997 of total unrecognized compensation cost related to unvested stock options granted under our stock option plan. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.83 years.

(12)	INCOME TAXES

In February 2006, one of the Company’s Antiguan subsidiaries declared and paid a $3.6 million gross dividend, of which $1.2 million was withheld for Antiguan withholding taxes. The withholding taxes were deemed paid by utilization of a portion of a $7.5 million tax credit received as part of a Satisfaction Agreement which was entered into between the Company, its Antiguan subsidiaries and the Government of Antigua and Barbuda in December of 2004. Accordingly, in the first quarter of 2006, the Company recognized a non–cash foreign tax expense in the amount of $ 1.2 million, which was offset by deferred tax benefit of $0.6 million associated with a net operating loss generated by the Company’s construction operations in the Virgin Islands and the utilization of a $0.6 million foreign tax credit.

For the three months ending March 31, 2007 the Company realized a tax benefit of $0.6 million for continuing operations. The benefit was due to an increase in the deferred tax assets of $2.1 million that was offset by an increase in the valuation allowance of $1.5 million. Tax expense for discontinued operations was zero for the three months ending March 31, 2007.

(13)	SEGMENT REPORTING

On March 30, 2007, the Board of Directors approved a board resolution to authorize management to sell the remaining assets of the Construction, Materials and Utilities Divisions upon such terms and conditions, including price, as management determines to be appropriate. The board resolution to discontinue all non-security services businesses eliminated the requirement to disclose segment operations as the Company’s only segment will be the electronic security services division.

(14)	RELATED PERSON TRANSACTIONS

The Company’s policies and procedures provide that related person transactions be approved in advance by either the audit committee or a majority of disinterested directors.

On March 21, 2007, the Company completed the transactions contemplated by a certain Asset Purchase Agreement, dated as of March 12, 2007 (“Asset Purchase Agreement”). These assets were sold to BitMar, Ltd, a Turks and Caicos corporation and a successor-in-interest to Tiger Oil, Inc., a Florida corporation. Donald L. Smith Jr., the Company’s former Chairman and Chief Executive Offer and a current director of the Company and Donald L. Smith III, a former officer of the Company, are principals of BitMar, Ltd. (See Note 6-Discontinued Operations)

On January 23, 2006, the Company entered into a stock purchase agreement with Donald L. Smith, Jr., a director and former Chairman and Chief Executive Officer, under the terms of which the Company agreed to sell to Mr. Smith all of the issued and outstanding shares of two of our subsidiaries, Antigua Masonry Products, Ltd., an Antigua corporation, or AMP, and M21 Industries, Inc., which subsidiaries collectively comprised the operations of the Company’s materials division in Antigua, for an aggregate purchase price equal to approximately $5 million, subject to adjustments provided in the stock purchase agreement. The stock purchase agreement permitted $1,725,000 of the purchase price to be paid by cancellation of a note payable by the Company to Mr. Smith. The Company retained the right to review other offers to purchase these Antigua operations. The parties to the stock purchase agreement elected to exercise their right to negotiate the sale of the Company’s materials division in Antigua with a third party. As a result, on March 2, 2006, the Company entered into a stock purchase agreement with A. Hadeed or his nominee and Gary O’Rourke and terminated the stock purchase agreement entered into with Mr. Smith on January 23, 2006. The terms of the new stock purchase agreement provided for a purchase price equal to approximately $5.1 million, subject to adjustments provided in the stock purchase agreement. The entire purchase price was paid in cash. In addition, the terms of the new stock purchase agreement excluded M21 Industries, Inc. from the sale but contemplated transfers of certain assets from the Antigua operations to Devcon as well as the pre-closing transfer to AMP of certain preferred shares in AMP that were owned by Devcon. The purchaser agreed to pay all taxes incurred as a result of the transaction. The Company completed the sale of its materials division in Antigua on May 2, 2006.

The Company has entered into a retirement agreement with Mr. Richard Hornsby, former Senior Vice President and Director. He retired from the Company at the end of 2004. During 2005 he received his full salary. From 2006, he will receive annual payments of $32,000 for life. The net present value of the future obligation was estimated at $253,844 and $276,933 at March 31, 2007 and at December 31, 2006, respectively. These amounts are included in Retirement and Severance in the accompanying condensed consolidated balance sheet.

The Company has an on-going Management Services Agreement, (the “Management Agreement”), with Royal Palm Capital Management, LLLP (“Royal Palm”), to provide management services. Royal Palm Capital Management, LLLP is an affiliate of Coconut Palm Capital Investors I Ltd. (“Coconut Palm”) who has invested $18 million into the Company for purposes of the Company entering into the electronic security services industry. Richard Rochon, the Company’s Chairman, and Mario Ferrari, one of the Company’s directors, are principals of Coconut Palm and Royal Palm. Mr. Rochon has also been the Company’s acting Chief Executive Officer since the resignation of Steven Ruzika effective January 22, 2007. Robert Farenhem, a principal of Royal Palm, was the Company’s interim Chief Financial Officer from April 18, 2005 through December 20, 2005, and once again from February 16, 2007 through May 1, 2007, as a result of the resignation of George Hare. In addition, the Company leases certain office space to Royal Palm.

	(dollars in thousands) For the three months ended March 31,
	2007	2006
Management service fee paid to Royal Palm	$90,000	$90,000
Rental income charged to Royal Palm	(22,500)	(22,500)

	$67,500	$67,500

The Company leases from the wife of Mr. Donald L. Smith, Jr., a director and former Chairman and Chief Executive Officer of the Company, a 1.8-acre parcel of real property in Deerfield Beach, Florida. This property is being used for the Company’s equipment logistics and maintenance activities. The property is subject to a 5-year lease entered into in January 2002 providing for rent of $95,000 per year. This rent was based on comparable rental contracts for similar properties in Deerfield Beach, as evaluated by management. There has been a verbal agreement to extend this lease for a year. This lease has been assumed by the purchaser of the construction division assets of which Mr. Donald Smith is a part. Rent expense amounted to $19,875 and $23,850 for the three months ended March 31, 2007 and 2006, respectively.

(15)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following table provides a reconciliation of net loss as reported in the condensed consolidated Statements of Operations to comprehensive loss.

	For The Three Months Ended
	March 31, 2007	March 31, 2006
Net loss	$(9,583)	$(8,771)
Foreign currency translation	(28)	(6)

Total comprehensive loss	$(9,611)	$(8,777)

(16)	COMMITMENTS AND CONTINGENCIES

Commitments

Resignation of Chief Executive Officer. On January 22, 2007, Mr. Stephen J. Ruzika resigned as Chief Executive Officer of the Company. On January 26, 2007, the Company entered into an Advisory Services Agreement with Mr. Ruzika, which became effective on January 22, 2007. Also on January 22, 2007, the Board of Directors of the Company appointed Richard C. Rochon, the Company’s Chairman of the Board, to the position of Acting Chief Executive Officer of the Company. Mr. Rochon has been the Company’s Chairman since January 24, 2006, and a director of the Company since 2004. Mr. Rochon is Chairman and Chief Executive Officer of Royal Palm Capital Partners, a private investment and management firm. He is also a Principal of Royal Palm Capital Management, LLLP, an affiliate of Royal Palm Capital Partners.

Resignation of Chief Financial Officer. On February 9, 2007, Mr. George M. Hare resigned as Chief Financial Officer of the Company. On February 13, 2007, the Board of Directors of the Company appointed Robert C. Farenhem, a Principal of Royal Palm Capital Management, LLLP, to the position of interim Chief Financial Officer of the Company. Mr. Farenhem has been a Principal and the Chief Financial Officer of Royal Palm Capital Partners since April 2003 and has been a director and officer of Coconut Palm Acquisition Corp., a blank check company, since April 29, 2005. Between April 18, 2005 and December 20, 2005, Mr. Farenhem was the Company’s interim Chief Financial Officer. On February 14, 2007, the Company entered into a Separation Agreement with Mr. Hare outlining the terms of his separation from the Company, as well as a consulting arrangement pursuant to which Mr. Hare would be available to the Company in a consulting capacity.

At March 31, 2007 the Company recorded a charge of approximately $225,000 which represented the total liability related to both of these agreements.

Legal Matters

Series A Convertible Preferred Stock Holder

On January 31, 2007, an investor who holds 7,000 of the 45,000 outstanding shares of our Series A Convertible Preferred Stock, but was not a party to certain Forbearance Agreements entered into by the other two holders of the Series A Convertible Preferred Stock, transmitted a notice of redemption to us alleging we failed to timely pay certain registration delay payments purportedly owed to this investor constituting a “Triggering Event” which purportedly gave this investor the right to require us to redeem all shares of Series A Convertible Preferred Stock held by this investor. On April 3, 2007, after the other investors had entered into the Forbearance Agreements with us, this same investor transmitted a second notice of redemption to us again alleging the Company had failed to timely pay the registration delay payments to this investor purportedly constituting a Triggering Event which gave such investor the right to require us to redeem all shares of Series A Convertible Preferred Stock held by this investor. The investor had given the Company the option of accepting certain restructuring terms which it did not believe would be in the best interests of our shareholders or redeeming the shares of Series A Convertible Preferred Stock that are held by this investor.

On April 25, 2007, this investor filed a lawsuit in the United States District Court for the Southern District of New York repeating these allegations and requesting specific performance compelling us to redeem all 7,000 shares of Series A Convertible Preferred Stock from and pay any delinquent registration delay payments to this investor or, in the alternative, damages for breach of contract.

The Company believes the transmittal of the redemption notice on January 31, 2007 to be in error, among other reasons, because it believes the terms of the Registration Rights Agreement provide the registration delay payments were payable only on the thirtieth day after the effectiveness failure and not on the actual date of the effectiveness failure and only the Required Holders (as defined by the Certificate of Designations, holders holding in excess of 50% of the shares of Series A Convertible Preferred Stock) could effect this redemption. The investor has noted its disagreement with our interpretation of the terms of the Registration Rights Agreement. The Company similarly believes the transmittal of the April 3, 2007, redemption notice to be in error, among other reasons, because it believes the Forbearance Agreements provide it temporary relief as it attempts to reach an agreement with the Required Holders as to restructuring options with respect to the Series A Convertible Preferred Stock and only the Required Holders can effect such a redemption. The Required Holders have not requested any redemption of the Series A Convertible Preferred Stock.

The Company also believes it has certain legal defenses which would excuse its performance with respect to the effectiveness failure due to the unique circumstances surrounding the Securities and Exchange Commission’s interpretation of Rule 415 and our inability, the inability of the holders of the Series A Convertible Preferred Stock and, in our opinion and belief, the general market at the time the documents governing the offering of the Series A Convertible Preferred Stock were originally negotiated, to foresee this new interpretation and the impact it has been having on the private equity markets.

Accordingly, the Company believes that this claim is without merit. However, notwithstanding this belief, it is unable to predict the ultimate outcome of this litigation. The Company cannot assure you that it will prevail with respect to the legal defenses described above or any other legal defense. If the investor delivering the redemption notice is determined by the court in which it has filed the lawsuit or some other third party having authority to interpret the governing documents to have the right to immediately demand a redemption of the Series A Convertible Preferred Stock, we could be obligated to redeem the full $7,000,000 face value of the Series A Convertible Preferred Stock held by this investor. If the Required Holders at some point in the future demand a similar redemption and the Company is unsuccessful at asserting the various legal defenses the Company believes it has, it could be obligated to pay the full $45,000,000 face value of the Series A Convertible Preferred Stock and, in some circumstances, an additional premium equal to 15.0% of this face value. The Company may not have sufficient liquidity to satisfy any redemption request which may be presented to it.

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

•

The granting of an option to SCGC to purchase two hectares of land (the “2 Hectare Option”) prior to December 31, 2006 for $2 million, with $1 million due on each of September 30, 2006 and December 31, 2008, subject to the terms below:

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

As of May 16, 2007, Petit has refused to accept the $1 million payment unless Devcon International Corp., the parent company, agrees to guarantee payment of the $1 million due on December 31, 2008. As Devcon International Corp. was not referenced in or party to the 2 Hectare Option, the Company believes that Petit’s request is without merit. Currently, the $1 million remains on deposit with the appropriate third-party escrow agent pending the outcome of this dispute.

Under the terms of the 15 Hectare Lease, Petit agreed that an adjacent 6,000 square meter parcel, on which SCGC’s aggregate wash plant, scale, maintenance building and administrative offices are located, was included. SCGC has been operating its aggregate wash plant, scale, maintenance building and administrative offices on the adjacent property without incident or dispute with Petit for several years. Subsequent to refusing to accept the $1 million option payment, Petit has taken steps to impede SCGC’s ability to access the 6,000 square meters of property, resulting in SCGC’s inability to access the aggregate wash plant, scale, maintenance building and administrative facilities required to carry out its mining operation. Petit now claims that the 6,000 square meters is located elsewhere on the parcel. During the first quarter of 2007, there were no mining operations and sales of mined aggregate to third parties was ceased. In late 2006, the Company began importing aggregate from third party vendors in anticipation of the Petit non compliance. In March 2007, Petit blocked access to our ready-mix operation. Accordingly, the ready-mix operation has ceased and the Company is attempting to enforce easements to the owned and leased parcels. Under St. Martin labor compensation laws, the Company does not incur the full cost of employee salaries if they are prevented from working under situations such as this dispute.

The Company has engaged French legal counsel to pursue SCGC’s rights under the agreements executed in February 2005. At this time, it is the Company’s position that any asserted claims would arise from SCGC since it is suffering losses due to its inability to utilize its quarry and ready-mix operation.

On April 26, 2007, the Civil Court of Basse-Terre rendered its decision in the framework of the procedure on the merit concerning the completion of the sale of the real property subject to the 2 Hectare Option. The court decision mainly provides that:

- SCGC validly exercised the 2 Hectare Option;

- the sale of the real property shall be completed under the conditions provided for in the 2 Hectare Option dated as of February 2005 and therefore the Civil Court appoints the chairman of the Notary chamber of Guadeloupe with a view to (i) preparing a draft deed of sale in accordance with the provisions of the 2 Hectare Option within 30 days as from the requirement made by the most diligent party and (ii) inviting the parties for the execution of the deed of sale within 30 days as from the delivery of his draft deed to the parties;

- the notary (SCP Mouial, Ricour-Brunier, Balzame, Jacques-Richardson and Herbert) is prevented from releasing the $1 million currently placed in escrow otherwise than to the benefit of the abovementioned notary;

- Petit shall attend the closing meeting as requested by said notary and execute the deed of sale so prepared. Otherwise a penalty of € 500 per day for delay would have to be paid by Petit;

- as a consequence of the exercise of the option to purchase, the 15 Hectare Lease is renewed until June 30, 2010; and

- Petit shall pay to SCGC an amount of € 7,000 in accordance with Article 700 of the French Civil Procedure Code.

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

(17) SUBSEQUENT EVENT

On April 27, 2007, Mr. Lakey resigned from his position as the Company’s Chief Operating Officer and President — Construction and Materials and entered into an Advisory Services Agreement (the “Advisory Services Agreement”) with the Company, which became effective on such date. The Advisory Services Agreement outlined the terms of his separation from the Company as well as a consulting arrangement pursuant to which Mr. Lakey would remain involved with the Company in an advisory capacity. The Company expects to record a charge of approximately $104,000 related to this agreement.

On May 1, 2007, the Board of Directors of the Company appointed Mr. Robert C. Farenhem to the position of President of the Company and appointed Robert W. Schiller, the Company’s former Vice Presiden-Finance, to the position of Chief Financial Officer of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements, as well as the financial statements and related notes included in our 2006 Form 10-K/A. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting results of operations, financial resources, liquidity, contractual cash obligations, and critical accounting estimates.

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results, including our revenues from our electronic security services and construction and materials operations, expenses, gross margins, cash flows, financial condition, and net income, as well as factors such as our competitive position, inventory levels, backlog, the demand for our products and services, customer base and the liquidity and needs of customers, may differ materially from those contemplated by the forward-looking statements or those currently being experienced by our Company for a number of reasons, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2006

OVERVIEW

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

Acquisitions:

•	On July 30, 2004, we acquired the issued and outstanding capital stock of Security Equipment Company, Inc. (SEC).

•	On February 28, 2005, we acquired certain assets and assumed certain liabilities of Starpoint from Adelphia Communications.

•	On November 10, 2005, we acquired the issued and outstanding capital stock of Coastal Security Systems (Coastal).

•	On March 6, 2006, we acquired the issued and outstanding capital stock of Guardian.

Dispositions:

•	On September 30, 2005, we sold our U.S. Virgin Islands ready-mix concrete, aggregates, concrete block and cement materials and supplies business.

•	On March 2, 2006, we sold all of the issued and outstanding common shares of AMP

•	On May 2, 2006, we sold the fixed assets and substantially all of the inventory of our joint venture assets of Puerto Rico Crushing Company (PRCC),

•	On June 27, 2006, we sold our Boca Raton-based third-party monitoring operations.

•	On March 21, 2007, we sold the majority of our construction assets, construction inventory and customer lists of the construction division.

ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS

In the following management’s discussion and analysis, the net operating results of our significant dispositions noted above, along with all non-electronic security services are recorded as discontinued operations for all periods presented.

On March 6, 2006, the Company completed the acquisition of Guardian International, Inc. (“Guardian”) under the terms of an Agreement and Plan of Merger, dated as of November 9, 2006, between the Company, an indirect wholly-owned subsidiary of the Company and Guardian in which the Company acquired all of the outstanding capital stock of Guardian. Thus, the three months ended March 31, 2006, only includes one month of Guardian operations.

Comparison of the three months ended March 31, 2007 with the three months ended March 31, 2006

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

Included in cost of sales for the electronic security services division are the direct costs incurred to monitor and service security systems installed at subscriber premises, as well as the net direct costs incurred with the installation of new security systems, excluding depreciation and amortization which are included in our selling, general and administrative expenses.

	(dollars in thousands)
	For The Three Months Ended
	2007	2006
Revenue	$14,185	$10,603
Cost of Sales (excluding depreciation and amortization)	6,064	4,598

Gross Profit.	$8,121	$6,005

In March 2006, we continued to reinvest the proceeds from the sale of our materials businesses into the electronic security services business by acquiring all of the outstanding capital stock of Hollywood, Florida based Guardian. This acquisition was accounted for utilizing the purchase method of accounting. In addition in June 2006, the Company sold the Coastal wholesale business.

•

Included in the 2007 revenues is approximately $4.4 million or 31.0% related to three months of Guardian revenues in 2007 versus approximately one month of activity in 2006. This increase was partially offset by an approximate $1.0 million decrease in revenue associated with the June 2006 sale of the Coastal wholesale business.

•

Included in the 2007 cost of sales is approximately $2.0 million or 33.0% related to three months of Guardian costs versus approximately one month’s worth of cost in 2006. This increase was partially offset by approximately $.5 million in cost reductions from consolidation of acquired operations, such as the multiple monitoring stations into one facility.

•	The increase in gross profit of $2.1 million or 35.3% is a result of three months of Guardian activity in 2007 versus one month in 2006.

Operating expenses:

	(dollars in thousands)
	For The Three Months Ended March 31,
	2007	% of Division Revenue	2006	% of Division Revenue
Selling, General & Administrative	$6,792	47.9%	$5,988	56.5%
Amortization and Depreciation	4,497	31.7%	3,709	35.0%

Total Operating Expenses	$11,289	79.6%	$9,697	91.5%

•

SG&A expenses increased by $.8 million to $6.8 million for the three months ended March 31, 2007 as compared to 2006. The increase primarily relates to $.7 million for three month’s worth of expense related to Guardian versus 2006. However proportionately SG&A expenses decreased as a percentage of revenue by 8.6% to 47.9% for the three months ended March 31, 2007 from 56.5% in 2006. This overall decrease relates to the stabilization of the electronic security services business as we continue to streamline the back office functions for the various acquisitions we have made in the past two years.

•

Amortization and Depreciation expenses increased by $.8 million to $4.5 million for the three months ended March 31, 2007 as compared to 2006. Included in this increase is $1.8 million for the two additional month’s worth of expense related to Guardian versus 2006. This increase is partially offset by $1.2 million decrease in amortization of the customer list that was purchased from Adelphia and Coastal. However, the percentage of amortization and depreciation expense as a percentage of revenue as decreased by 3.3% to 31.7% from 35.0% in 2006.

Other Income (Expense):

	(dollars in thousands)
	For The Three Months Ended March 31,
	2007	2006
Other income (expense)	$(6,264)	$(5,435)

Other expense increased for the three months ended March 31, 2007 by $.9 million as compared to 2006 as a result of the $.9 million increase in the charge for the change in the fair value of the derivative instruments.

Income tax (benefit) expense from continuing operations:

	(dollars in thousands)
	For The Three Months Ended March 31,
	2007	2006
Income tax (benefit) expense	$(591)	$531

For the three months ended March 31, 2007, the Company realized an income tax benefit of $0.6 million from continuing operations. The income tax benefit was due to an increase in the deferred tax assets of $2.1 million that was offset by an increase in the valuation allowance of $1.5 million.

Discontinued Operations:

	(dollars in thousands)
	For The Three Months Ended March 31,
	2007	2006
(Loss) from discontinued operations, net of income taxes	$(512)	$(126)
(Loss) gain on sale from discontinued operations, net of income taxes	(230)	1,013

(Loss) Income from discontinued operations, net of income taxes	$(742)	$887

As indicated earlier, our significant dispositions, excluding the third-party monitoring operations, have been recorded as discontinued operations.

•	On September 30, 2005, we sold our U.S. Virgin Islands ready-mix concrete, aggregates, concrete block and cement materials and supplies business.

•	On March 2, 2006, we sold all of the issued and outstanding common shares of AMP. This sale resulted in a gain from discontinued operations, net of income taxes of $1.0 million.

•	On May 2, 2006, we sold the fixed assets and substantially all of the inventory of our joint venture assets of PRCC.

•	On June 27, 2006, we sold our Boca Raton-based third-party monitoring operations.

•

On March 21, 2007, we sold the majority of our construction assets, construction inventory and customer lists of the construction division. This sale resulted in a loss from discontinued operations, net of income taxes of $0.2 million.

Liquidity and Capital Resources

Adequacy of Capital Resources

We generally fund our working capital needs from operations and bank borrowings. In the electronic security services business, monitoring services are typically billed in advance on either a monthly, quarterly or annual basis. Installations of new security systems for residential customers typically result in a net investment in the customer, whereas installations of new security systems for commercial projects may have neutral to positive cash flow. As of March 31, 2007, our liquidity and capital resources included cash and cash equivalents of $6.6 million, working capital of $11.3 million and available lines of credit of zero. Total outstanding liabilities were $136.2 million as of March 31, 2007, compared to $140.9 million December 31, 2006. We expect to convert a significant portion of our working capital into cash over the next 6 months as we collect the remaining accounts receivable related to the completed construction contracts.

Cash flow used in operating activities for the three months ended March 31, 2007 was $2.5 million compared with $3.2 million provided by operating activities for the three months ended March 31, 2006. The primary uses of cash for operating activities during the three months ended March 31, 2007 was related to an increase in long term assets of $1.3 million resulting from deferred cost and revenue for SAB 104, and a decrease in accounts payable and accrued expenses of $0.9 million related to day-to-day operations. The primary sources of cash from operating activities was a result of a $2.1 million increase in other long term liabilities related to deferred cost and revenue for SAB 104.

Net cash provided by investing activities was $4.5 million in 2007, resulting from the sale of the construction division that took place on March 21, 2007 (see note 6-Discontinued Operations).

Net cash used by financing activities was $0.4 million resulting from the principal payment of existing debt in the amount of $0.5 million offset by cash provided as a result of common shares issued. Our uses of cash over the next twelve months will be principally for working capital needs, capital expenditures and for debt service which consists primarily of estimated interest payments of $7.6 million on our outstanding senior debt. We estimate the capital expenditures will be $0.2 million related to the integration of our back office systems onto a consistent platform and $0.5 million related to the reimbursement of our monitoring center in New York.

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

Liquidity

In order to finance the March 2006 Guardian acquisition, the Company issued to accredited institutional investors under the terms of the SPA dated as of February 10, 2006, an aggregate principal amount of $45 million of notes along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share.

On October 20, 2006, under the terms of the SPA, these investors received, in exchange for the notes, an aggregate of 45,000 shares of the Company’s Series A Convertible Preferred Stock, par value $.10 per share, with a liquidation preference equal to $1,000 convertible into common stock at a conversion price equal to $9.54 per share. In connection with the issuance of these securities, the Company entered into a Registration Rights Agreement, under the terms of which the Company agreed to use best efforts to cause a registration statement to be declared effective by the Securities and Exchange Commission no later than January 25, 2007. This registration statement would register the resale of the shares of the common stock issuable upon conversion of the Series A Convertible Preferred Stock; exercise of the warrants and in payment of the dividend obligations under the Certificate of Designations governing the Series A Convertible Preferred Stock. The Registration Rights Agreement provides that, to the extent the Company failed to cause this registration statement to be declared effective by the Securities and Exchange Commission by the effectiveness deadline, registration delay payments in the amount of one percent (1.0%) of the aggregate purchase price must be paid to the investors for the Series A Convertible Preferred Stock, or $450,000, for every 30 days (pro-rated for periods totaling less than thirty days) this effectiveness failure remains.

On October 23, 2006, the Company filed a registration statement to register the resale of these shares. The Securities and Exchange Commission reviewed this registration statement and, as a consequence of recent clarifications by the Staff of Rule 415 under the Securities Act of 1933, as amended, the Company encountered difficulties determining when all of these shares may be registered and sold by the investors. Accordingly, the Company was unable to cause this registration statement to be declared effective by the Securities and Exchange Commission.

Under the terms of the Registration Rights Agreement, these registration delay payments accrue from January 26, 2007 until the earlier of the Company successfully obtaining a waiver or amendment of these registration delay payments or the registration statement being declared effective. The registration delay payments are not payable until every thirtieth day after the effectiveness failure. Accordingly, the first registration delay payment was due on February 26, 2007. In addition, under the Certificate of Designations governing the Series A Convertible Preferred Stock, (a) the failure of the applicable Registration Statement to be declared effective by the Securities and Exchange Commission on the date that is sixty (60) days after the applicable effectiveness deadline or (b) the Company’s failure to pay to the investors any amounts when and as due under the Certificate of Designations or any other transaction document contemplated in the Certificate of Designations is defined as a “Triggering Event” allowing the Required Holders, as defined below, to require us to redeem all shares of their Series A Convertible Preferred Stock by the fifth business day after transmitting notice to us of their desired redemption. Under the terms of the Certificate of Designations, this redemption would be effected by the Company being required to pay in cash an amount equal to 115.0% of the face value of all or a portion, as applicable, of the outstanding shares of the Series A Convertible Preferred Stock, plus all accrued but unpaid interest and dividends. To the extent the stock price at the time of this redemption request multiplied by the number of shares into which the Series A Convertible Preferred Stock is convertible exceeds this cash payment amount, the redemption would be effected by payment of this higher amount increased by the same 15.0% premium, plus all accrued but unpaid interest and dividends. In order to be able to register a portion of these shares the Company began discussions with the investors to amend the terms of the Series A Convertible Preferred Stock in the form of an Amended Certificate of Designations.

In furtherance of these negotiations, on April 2, 2007, effective as of March 30, 2007, the Company entered into the Forbearance Agreements with investors constituting the “Required Holders”, i.e. investors holding a majority of the shares of the Series A Convertible Preferred Stock. Under the terms of the Forbearance Agreements, each of the Required Holders agreed that for a period of time ending no later than January 2, 2008, they shall each forbear from (a) taking any remedial action with respect to the effectiveness failure, (b) declaring the occurrence of any “Triggering Event” with respect to the effectiveness failure and from delivering any notice of redemption with respect to these matters or (c) demanding any amounts due and payable with respect to the effectiveness failure, including any registration delay payments. The Forbearance Agreements also contain agreements to amend the Certificate of Designations to revise specified terms of the Series A Convertible Preferred Stock, including a reduction in the conversion price of the Series A Convertible Preferred Stock to $6.75, allowance for the accrual of dividends on the Series A Convertible Preferred Stock at a rate equal to 10% per annum, which dividends may be payable in kind, and a revision of the definition of the “Leverage Ratio” defined in the Certificate of Designations to provide for the Leverage Ratio to be calculated as a multiple of Performing RMR as opposed to EBITDA and a revision of the Maximum Leverage Ratio covenant set forth in the Certificate of Designations to require this Maximum Leverage Ratio to equal 38x Performing RMR, commencing on June 30, 2008. The parties to the Forbearance Agreements also agreed to allow dividends to accrue without being paid until the expiration of the forbearance period. The Forbearance Agreements also required the Company to withdraw the registration statement as soon as practicable. This withdrawal was effected on April 14, 2007.

If the Company is unable to obtain a permanent waiver or amendment of the registration delay payments and is unable or unwilling to pay these registration delay payments to the investors or if the Company is unable to obtain a permanent waiver or amendment of the Company’s obligation to cause the registration statement described above to be declared effective by the Securities and Exchange Commission, the investors may allege a Triggering Event under the Certificate of Designations has occurred, granting them the right to redeem the face value of the Series A Convertible Preferred Stock equaling, in the aggregate, $45,000,000 in cash plus a 15.0% premium, plus all accrued but unpaid interest and dividends (or a 15.0% premium over an amount equal to the stock price multiplied by the number of shares into which the Series A Convertible Preferred Stock is convertible, to the extent this number is higher), plus all accrued but unpaid interest and dividends.

The Company has filed a proxy statement to hold a shareholder meeting by July 1, 2007 (if the Proxy is not reviewed by the Securities and Exchange Commission, or October 1, 2007, if it is), to solicit the shareholder approval of the Amended Certificate of Designations. Upon filing of the Amended and Restated Certificate of Designations with the Secretary of the State of Florida, the Forbearance Agreement will expire. If not approved by the shareholders, the $45 million may become due upon the expiration of the Forbearance Agreement and the Company will need to arrange for alternative financing. The Company’s ability to obtain alternative financing cannot be assured at this time.

Debt and Other Obligations

Credit Agreement. On February 10, 2006, the Company issued to certain investors, under the terms the SPA, an aggregate principal amount of $45 million of Notes along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share. In order to finance the acquisition of Guardian which took place on March 6, 2006, the Company increased the amount of cash available under its Credit Agreement from $70 million to $100 million and used $35.6 million under this facility together with the net proceeds from the issuance of the Notes and warrants to purchase Guardian and repay the $8 million CapitalSource Bridge Loan Agreement. The interest rate on the outstanding obligations under the Credit Agreement is tied to the base rate plus a margin as specified therein or, at the borrowers’ option, to LIBOR plus margin amounting to 11.6%. The potential interest rate spread is base rate plus 150 to 425 basis point or LIBOR plus 325 to 575 basis points.

The Credit Agreement contains a number of non-financial covenants imposing restrictions on the Company’s electronic security services division’s ability to, among other things, i) incur more debt, ii) pay dividends, redeem or repurchase stock or make other distributions or impair the ability of any subsidiary to make such payments to the borrower; iii) use assets as security in other transactions, iv) merge or consolidate with others or v) guarantee obligations of others. The Credit Agreement also contains financial covenants that require the Company’s subsidiaries which comprise the electronic security services division to meet a number of financial ratios and tests. Failure to comply with the obligations in the Credit Agreement could result in an event of default, which, if not cured or waived, could permit acceleration of this indebtedness or of other indebtedness, allowing senior lenders to foreclose on the Company’s electronic security services assets. At March 31, 2007, the Company was not in compliance with the fixed charge coverage ratio financial covenant of the Credit Agreement. On May 10, 2007, the Company received a wavier and fourth amendment to the Credit Agreement which amended the calculation from using interest paid in cash to accrued interest.

At March 31, 2007, the Company had $11.4 million of unused facility under the Credit Agreement and zero borrowing capacity as it had violated a certain debt covenant. The effective interest on all debt outstanding was 11.08%.

Securities Purchase Agreement

On October 20, 2006, under the terms of the SPA, the private placement investors received, in exchange for the Notes, an aggregate of 45,000 shares of Series A Convertible Preferred Stock, of Devcon with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share for each share of Series A Convertible Preferred Stock.

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

We have two key debt covenants that could affect liquidity. We believe that we will remain in compliance with both covenants in 2007:

•

Debt / Performing RMR (Revolving Credit Facility & Series A Convertible Preferred Stock) – As of March 31, 2007, we had eligible Performing RMR of $3.4 million and outstanding senior debt of $88.6 million (including accrued interest) or a ratio of 25.69x. Our proforma leverage ratio test for the Series A Convertible Preferred Stock, which will be calculated on a net debt basis, including proforma cash from the construction sale and the $45 million face value of the Series A Convertible Preferred Stock to Performing RMR is 36.7 x. Given the continued stability of our customer base and the associated Performing RMR we believe that a material decline in either is unlikely during 2007.

•

Attrition rate (Revolving Credit Facility) – Our six month annualized attrition ratio as of March 2007 was 9.8% compared to a maximum permitted ratio of 11%. Our ratio is being negatively impacted by relatively higher attrition that occurred during October 2006. This higher attrition was caused by the cancellation of a number of wholesale customers whose contracts were not able to be assigned to the buyer of our wholesale business and an increase in cancellations due to a downturn in the real estate market in Florida. Our attrition rate trend over the last six months is as follows:

	Actual Period Attrition		Annualized
		Performing	Monthly
	Accounts	RMR	Ratio %
October	491	$40,222	15.8%
November	805	$23,703	8.8%
December	811	$25,293	8.4%
January	1,006	$35,333	10.2%
February	771	$25,742	7.6%
March	3,427	$28,262	7.8%

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements, “Description of Business and Summary of Accounting Policies”, included in the 2006 Annual Report on Form 10-K/A. Certain of these policies require the application of subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates and assumptions are based on historical experience, changes in the business environment and other factors that we believe to be reasonable under the circumstances. Different estimates that could have been applied in the current period or changes in the accounting estimates that are reasonably likely can result in a material impact on our financial condition and operating results in the current and future periods. We periodically review the development, selection and disclosure of these critical accounting estimates. The following discussion is furnished for additional insight into certain accounting estimates that we consider to be critical. We base our estimates on historical experience and on various other factors that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s exposures to market risk since December 31, 2006. Please refer to the 2006 Annual Report on Form 10-K/A for a complete discussion of the Company’s exposures to market risks.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of its management, including its acting Chief Executive Officer and its Chief Financial Officer, who is also acting as the Company’s Principal Financial and Accounting Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

In light of the material weaknesses described above, the Company performed additional analyses and other post-closing procedures to ensure the Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this quarterly report fairly represent in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Controls

During the three months ended March 31, 2007, there were no changes in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

The Company is committed to continuously improving its internal controls and financial reporting. The Company is working with consultants with experience in internal controls to assist management and the Audit Committee in reviewing the Company’s current internal controls structure with a view towards meeting the formalized requirements of Section 404 of the Sarbanes-Oxley Act.

In order to remediate the significant deficiencies and material weaknesses described above, the Company’s management and its Audit Committee continue to take the following steps:

•	Certain of the Company’s procedures have been formalized and documented with respect to review and oversight of financial reporting.

•	The Company has shortened the period between review cycles and continues to enhance certain mitigating controls which will provide additional analysis of financial reporting information.

•	The Company is in the process of implementing a financial reporting timeline and checklist process to assist in the timely gathering and review of financial information

•	The Company has hired additional qualified accounting staff with GAAP experience to provide development of additional review procedures and improved financial controls

•	The Company is integrating accounting staffs and systems between acquired subsidiaries to facilitate standardized financial accounting and reporting procedures

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

Legal Matters

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

Accordingly, we believe that this claim is without merit. However, notwithstanding this belief, we are unable to predict the ultimate outcome of this litigation. We cannot assure you that we will prevail with respect to the legal defenses described above or any other legal defense. If the investor delivering the redemption notice is determined by the court in which it has filed the lawsuit or some other third party having authority to interpret the governing documents to have the right to immediately demand a redemption of the Series A Convertible Preferred Stock, we could be obligated to redeem the full $7,000,000 face value of the Series A Convertible Preferred Stock held by this investor. If the Required Holders at some point in the future demand a similar redemption and we are unsuccessful at asserting the various legal defenses we believe we have, we could be obligated to pay the full $45,000,000 face value of the Series A Convertible Preferred Stock and, in some circumstances, an additional premium equal to 15.0% of this face value. We may not have sufficient liquidity to satisfy any redemption request which may be presented to us.

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

•

The granting of an option to SCGC to purchase two hectares of land (the “2 Hectare Option”) prior to December 31, 2006 for $2 million, with $1 million due on each of September 30, 2006 and December 31, 2008, subject to the terms below:

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

As of May 16, 2007, Petit has refused to accept the $1 million payment unless Devcon International Corp., the parent company, agrees to guarantee payment of the $1 million due on December 31, 2008. As Devcon International Corp. was not referenced in or party to the 2 Hectare Option, the Company believes that Petit’s request is without merit. Currently, the $1 million remains on deposit with the appropriate third-party escrow agent pending the outcome of this dispute.

Under the terms of the 15 Hectare Lease, Petit agreed that an adjacent 6,000 square meter parcel, on which SCGC’s aggregate wash plant, scale, maintenance building and administrative offices are located, was included. SCGC has been operating its aggregate wash plant, scale, maintenance building and administrative offices on the adjacent property without incident or dispute with Petit for several years. Subsequent to refusing to accept the $1 million option payment, Petit has taken steps to impede SCGC’s ability to access the 6,000 square meters of property, resulting in SCGC’s inability to access the aggregate wash plant, scale, maintenance building and administrative facilities required to carry out its mining operation. Petit now claims that the 6,000 square meters is located elsewhere on the parcel. During the first quarter of 2007, there were no mining operations and sales of mined aggregate to third parties was ceased. In late 2006, the Company began importing aggregate from third party vendors in anticipation of the Petit non compliance. In March 2007, Petit blocked access to our ready-mix operation. Accordingly, the ready-mix operation has ceased and the Company is attempting to enforce easements to the owned and leased parcels. Under St. Martin labor compensation laws, the Company does not incur the full cost of employee salaries if they are prevented from working under situations such as this dispute.

The Company has engaged French legal counsel to pursue SCGC’s rights under the agreements executed in February 2005. At this time, it is the Company’s position that any asserted claims would arise from SCGC since it is suffering losses due to its inability to utilize its quarry and ready-mix operation.

On April 26, 2007, the Civil Court of Basse-Terre rendered its decision in the framework of the procedure on the merit concerning the completion of the sale of the real property subject to the 2 Hectare Option. The court decision mainly provides that:

–	SCGC validly exercised the two Hectare Option;

–

the sale of the real property shall be completed under the conditions provided for in the 2 Hectare Option dated as of February 2005 and therefore the Civil Court appoints the chairman of the Notary chamber of Guadeloupe with a view to (i) preparing a draft deed of sale in accordance with the provisions of the 2 Hectare Option within 30 days as from the requirement made by the most diligent party and (ii) inviting the parties for the execution of the deed of sale within 30 days as from the delivery of his draft deed to the parties;

–

the notary (SCP Mouial, Ricour-Brunier, Balzame, Jacques-Richardson and Herbert) is prevented from releasing the $1 million currently placed in escrow otherwise than to the benefit of the abovementioned notary;

–	Petit shall attend the closing meeting as requested by said notary and execute the deed of sale so prepared. Otherwise a penalty of € 500 per day for delay would have to be paid by Petit;

–	as a consequence of the exercise of the option to purchase, the 15 Hectare Lease is renewed until June 30, 2010; and

–	Petit shall pay to SCGC an amount of € 7,000 in accordance with Article 700 of the French Civil Procedure Code.

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

Information about risk factors for the three months ended March 31, 2007, does not differ materially from those in set forth in Part I, Item 1A, of the Company’s annual report on Form 10-K/A for the fiscal year ended December 31, 2006.

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

Date: May 21, 2007

By:	/s/ Richard Rochon
Richard Rochon, Acting Chief Executive Officer,
(on behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Robert W. Schiller
Robert W. Schiller, Chief Financial Officer,
(on behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.