Form 10-Q
period 2007-06-30
DEVCON INTERNATIONAL CORP
filed 2007-08-14
CIK 28452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 0-7152

DEVCON INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

FLORIDA	59-0671992	7380;7381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(Primary Standard Industrial Classification Code Number)

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

As of August 10, 2007 the number of shares outstanding of the registrant’s Common Stock was 6,235,578.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Part I Financial Information

Item 1.	Financial Statements

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts shown in thousands except share and per share data)

(Unaudited)

	June 30, 2007	December 31, 2006 (as restated)
ASSETS
Current assets:
Cash and cash equivalents	$7,244	$5,015
Accounts receivable, net of allowance for doubtful accounts of $(2,423) and $(2,026), respectively	16,820	18,288
Accounts receivable, related party	321	506
Notes receivable	1,855	2,617
Costs and estimated earnings in excess of billings	958	1,485
Inventories	4,579	4,506
Prepaid expenses	1,257	1,501
Assets held for sale	2,473	844
Other current assets	4,307	6,478

Total current assets	39,813	41,240
Property, plant and equipment:
Land	53	369
Buildings	200	251
Leasehold improvements	1,771	1,759
Equipment	2,823	8,443
Furniture and fixtures	1,108	1,219
Construction in process	174	1,083

Total property, plant and equipment	6,129	13,124
Less accumulated depreciation	(2,210)	(1,842)

Total property, plant and equipment, net	3,919	11,282
Investments in unconsolidated joint ventures and affiliates	347	339
Notes receivable, net of current portion	552	1,926
Customer lists, net of amortization $(32,335) and $(24,367) respectively	63,126	70,788
Goodwill	76,489	76,577

Other intangible assets, net of amortization $(590) and $(425), respectively	2,625	2,790
Other long-term assets	13,217	11,289

Total assets	$200,089	$216,231

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

(Amounts shown in thousands except share and per share data)

(Unaudited)

	June 30, 2007	December 31, 2006 (as restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade and other	$4,466	$6,664
Accrued operational fees and taxes	2,993	2,551
Accrued expenses and other liabilities	9,793	6,618
Deferred revenue	4,567	10,413
Accrued expense, retirement and severance	7,288	671
Current installments of long-term debt	56	76
Billings in excess of costs and estimated earnings	96	1,037
Derivative instruments	2,517	4,462
Income tax payable	—	286

Total current liabilities	31,776	32,778
Long-term debt, excluding current installments	88,662	89,202
Retirement and severance, excluding current portion	2,519	2,716
Long-term deferred tax liability	1,769	4,682
Other long-term liabilities, excluding current portion	10,135	7,592

Total liabilities	$134,861	$136,970

Commitments and contingencies (Note 16)

Series A Convertible Preferred Stock, $1,000 stated value, 10,000,000 shares authorized, 45,000 share outstanding	44,558	44,502
Stockholders’ equity:
Common stock, $0.10 par value. Shares authorized 50,000,000, shares issued 6,235,612 in 2007 and 6,033,882 in 2006, shares outstanding 6,235,578 in 2007 and 6,033,848 in 2006	624	603
Additional paid-in capital	32,854	31,845
Retained (deficit) earnings	(11,506)	3,543

Accumulated other comprehensive loss – cumulative translation adjustment	(1,302)	(1,232)
Treasury stock, at cost, 34 shares in 2007 and 2006	—	—

Total stockholders’ equity	20,670	34,759

Total liabilities and stockholders’ equity	$200,089	$216,231

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For The Three Months Ended
	June 30, 2007	June 30, 2006
Revenue	$13,797	$15,003
Cost of Sales (exclusive of amortization and depreciation shown below):	6,030	6,656

Gross profit	7,767	8,347
Operating expenses
Selling	1,141	1,399
General and administrative	5,490	4,630
Amortization and depreciation	4,387	5,342

Operating loss	(3,251)	(3,024)
Other income (expense)
Interest expense	(3,948)	(7,588)
Interest income	47	217
Derivative financial instrument income	3,004	8,358

Loss from continuing operations before income taxes	(4,148)	(2,037)
Income tax (benefit)	(373)	(2,049)
Net loss from continuing operations	(3,775)	12
Loss income from discontinued operations, net of income tax (benefit) expense of $48 and ($601) for the three months ended June 30, 2007 and 2006, respectively	(3,040)	(428)
(Loss) gain on disposal of discontinued operations, net of income tax expense of $ 0 and $ 0 for the three months ended June 30, 2007 and 2006, respectively	—	—

Net loss	$(6,815)	$(416)

Basic (loss) income per share:
Continuing operations	$(0.61)	$0.00
Discontinued operations	$(0.49)	$(0.07)
Net loss	$(1.09)	$(0.07)
Diluted (loss) income per share:
Continuing operations	$(0.61)	$0.00
Discontinued operations	$(0.49)	(0.07)
Net loss	$(1.09)	$(0.07)
Weighted average number of shares outstanding:
Basic	6,227,746	6,029,188
Diluted	6,227,746	6,029,188

See accompanying notes to the unaudited condensed consolidated financial statements

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (continued)

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For The Six Months Ended
	June 30, 2007	June 30, 2006
Revenue	$27,982	$25,606
Cost of Sales (exclusive of amortization and depreciation shown below):	12,094	11,254

Gross profit	15,888	14,352
Operating expenses
Selling	2,482	2,314
General & administrative	10,941	9,704
Amortization and depreciation	8,885	9,051

Operating loss	(6,420)	(6,717)
Other income (expense)
Interest expense	(7,936)	(11,529)
Interest income	76	298
Derivative financial instrument income	1,954	6,819

Loss from continuing operations before income taxes	(12,326)	(11,129)
Income tax (benefit)	(965)	(1,517)

Net loss from continuing operations	(11,361)	(9,612)
Loss income from discontinued operations, net of income tax (benefit) expense of $ 48 and ($20) for the six months ended June 30, 2007 and 2006, respectively	(3,458)	(590)
(Loss) gain on disposal of discontinued operations, net of income tax expense of $ 0 and $ 0 for the six months ended June 30, 2007 and 2006, respectively	(230)	1,013

Net loss	$(15,049)	$(9,189)

Basic (loss) income per share:
Continuing operations	$(1.83)	$(1.60)
Discontinued operations	$(0.59)	$0.07
Net loss	$(2.42)	$(1.53)
Diluted (loss) income per share:
Continuing operations	(1.83)	(1.60)
Discontinued operations	(0.59)	0.07
Net loss	$(2.42)	$(1.53)
Weighted average number of shares outstanding:
Basic	6,213,885	6,017,672
Diluted	6,213,885	6,017,672

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For The Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net loss	$(15,049)	$(9,188)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation expense	118	146
Depreciation and amortization	8,914	10,933
Amortization of deferred financing costs and debt discount	407	590
Deferred income tax (benefit)	(965)	(2,805)
Provision for doubtful accounts and notes	634	186
Gain on sale of property and equipment	(168)	(2,332)
Minority interest in gain (loss) of consolidated subsidiaries	—	35
Change in fair value of derivative financial instrument	(1,954)	(6,788)
Amortization of debt discount	—	5,392
Changes in operating assets and liabilities:
Accounts receivable	1,256	504
Accounts receivable – related party	—	(57)
Notes receivable	(293)	(207)
Notes receivable – related party	—	2,160
Costs and estimated earnings in excess of billings	527	1,353
Costs and estimated earnings in excess of billings, related party	—	20
Inventories	(215)	(279)
Prepaid expenses and other current assets	279	380
Other long-term assets	(2,113)	(2,897)
Accounts payable, accrued expenses and other liabilities	4,028	(4,163)
Accrued loss-related part construction contract	—	246
Deferred revenue	584	1,329
Billings in excess of costs and estimated earnings	(941)	440
Billings in excess of costs and estimated earnings, related party	—	511
Income tax payable	(286)	(6)
Other long-term liabilities	2,533	1,907

Net cash (used in) provided by operating activities	$(2,704)	$(2,590)

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For The Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from investing activities:
Purchases of property, plant and equipment	$(709)	$(2,159)
Cash used in business acquisition and purchase of customer lists, net of cash acquired	(241)	(67,057)
Proceeds from disposition of property, plant and equipment	315	494
Proceeds from disposition of business	4,660	9,733
Payments received on notes related to the sale of assets	1,388	8

Net cash provided by (used in) investing activities	5,413	(58,981)
Cash flows from financing activities:
Proceeds from issuance of common stock	142	139
Proceeds from issuance of notes	—	45,000
Net borrowing from revolving credit facility	—	23,819
Cash payments on debt issue costs	—	(300)
Principal payments on debt	(552)	(1,725)

Net cash (used in) provided by financing activities	$(410)	$66,933
Effect of exchange rate changes on cash	(70)	(90)

Net increase in cash and cash equivalents	$2,229	$5,272
Cash and cash equivalents, beginning of year	5,015	$4,634

Cash and cash equivalents, end of period	$7,244	$9,906

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,216	$4,123

Cash paid for income taxes	$241	$86

Supplemental non-cash disclosures:
Reduction of note receivable	$241	$90

Issuance of Warrants	$—	$1,771

Issuance of derivative financial instrument	$—	$1

Issuance of common stock in lieu of cash payment of dividends payable related to Preferred Stock	$769	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2007

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

The unaudited condensed consolidated financial statements for the six months ended June 30, 2007 and 2006 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal reoccurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2007, and the results of its operations and cash flows for the three months ended June 30, 2007 and 2006, and the six months ended June 30, 2007 and 2006. Certain prior year amounts have been restated or reclassified to conform to the current period presentation.

During the third quarter of 2007, the Company will be filing an amendment to its Form 10-K/A for the year ended December 31, 2006 and its Form 10Q for the three months ended March 31, 2007. The Company is in the process of reviewing the fair market valuation and accounting treatment of certain derivative liabilities as well as the carrying value of the related Series A Convertible Preferred Stock. The substantive changes to be reflected in such amendments will be (1) the re-valuation of the derivative liability 2) adjustment to the carrying value of the Series A Convertible Preferred Stock and 3) reclassification of deferred financing costs related to this transaction. The effect of the foregoing on the Company’s consolidated balance sheet and consolidated statement of operations as of December 31, 2006 and for the year then ended is expected to be as follows (000’s):

	Other Current Assets	Other Long- Term Assets	Derivative Liability	Series A Convertible Preferred Stock	Retained Earnings
Consolidated Balance Sheet:
As originally reported	$5,751	$8,682	$8,390	$35,873	$4,910
Adjust the estimated fair market value of the derivative	—	—	(3,928)	5,267	(1,339)
Reclassification of deferred financing costs	727	2,607	—	3,334	—
Interest expense adjustment to true up the amortization of the Discount on Series A Convertible Preferred Stock	—	—	—	28	(28)

As restated	$6,478	$11,289	$4,462	$44,502	$3,543

Consolidated Statement of Operations:
Net loss, as originally reported		$(28,714)
Adjust the estimated fair market value of the derivative		(1,339)
Interest expense adjustment to true up the amortization of the Discount on Series A Convertible Preferred Stock		(28)

Net loss, as restated		$(30,081)

The effect of the foregoing on the Company’s unaudited consolidated balance sheet and unaudited consolidated statement of operations as of March 31, 2007 and for the three months then ended is expected to be as follows (000’s):

	Other Current Assets	Other Long- Term Assets	Derivative Liability	Series A Convertible Preferred Stock	Retained Deficit
Consolidated Balance Sheet:
As originally reported	$9,488	$10,006	$5,516	$41,354	$(4,672)
Reflect adjustment to restate 12/31/06 balances	727	2,607	(3,928)	8,629	(1,367)
Adjust the estimated fair market value of the derivative	—	—	3,928	(5,267)	1,339
Reclassification of deferred financing costs	—	(182)	—	(182)	—
Interest expense adjustment to true up the amortization of the Discount on Series A Convertible Preferred Stock	—	—	—	(10)	10

As restated	$10,215	$12,431	$5,516	$44,524	$4,690

Consolidated Statement of Operations:
Net loss, as originally reported		$(9,583)
Adjust the estimated fair market value of the derivative		1,339
Interest expense adjustment to true up the amortization of the Discount on Series A Convertible Preferred Stock		10

Net loss, as restated		$(8,234)

Certain balance sheet amounts at December 31, 2006 have been restated to reflect the effect of the foregoing.

(2) SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes” and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the three and six months ended June 30, 2007 as a result of implementing FIN 48, or FIN 48-1.

Capitalized Software

The Company accounts for internal-use software development costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Cost of Software Developed or Obtained for Internal Use,” or SOP 98-1. SOP 98-1 specifies that software costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use is charged to technology development expense as incurred until the project enters the application development phase. Costs incurred in the application development phase are capitalized and will be depreciated using the straight-line method over an estimated useful life of three years, beginning when the software is ready for use. During the three and the six months ended June 30, 2007 and 2006, the amounts capitalized were insignificant.

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

(4) LIQUIDITY

On April 2, 2007, effective as of March 30, 2007, Devcon International Corp., entered into certain Forbearance and Amendment Agreements (the “Forbearance Agreements”) with each of certain institutional investors (the “Required Holders”) holding, in the aggregate, a majority of the Company’s previously-issued Series A Convertible Preferred Stock. The intent of the Forbearance Agreement was to amend certain terms of the Series A Convertible Preferred Stock. On June 29, 2007, the Company’s shareholders approved the Amended Certificate of Designations at the Company’s annual shareholder meeting. The Company filed the Amended Certificate of Designations and an amended and restated Registration Rights Agreement with the Secretary of State of Florida on July 13, 2007, effective as of such date (“Closing Date”). The Amended Securities Purchase Agreement contains terms similar to the original Securities Purchase Agreement entered into among the parties on February 10, 2006 except that one holder agreed to sell back to the Company warrants to purchase 1,284,067 shares of the Company’s common stock, and the parties thereto acknowledged and agreed that the Company’s dividend payment obligations with respect to the Series A Convertible Preferred Stock accruing prior to the Closing Date of the Amended Securities Purchase Agreement have been satisfied by adding such dividends to the Stated Value of the shares of Series A Convertible Preferred Stock. Thus, the Company now has the option of paying the dividends in kind and not deplete cash resources for these dividend payments. In addition, each of the parties to the Amended Securities Purchase Agreement waived certain Triggering Events (as defined in the Certificate of Designations) that may have occurred prior to the Closing Date, certain rights to receive Registration Delay Payments and certain other provisions set forth in the governing documents.

On April 3, 2007, an institutional investor who holds shares of the Company’s Series A Convertible Preferred Stock, but was not a party to the Forbearance Agreements, transmitted a notice of redemption to the Company alleging the Company failed to timely pay certain Registration Delay Payments constituting a Triggering Event which gave such investor the right to require the Company to redeem all shares of Series A Convertible Preferred Stock held by such investor. The Company disagrees that this investor has such redemption right and intends to vigorously contest the actions taken by this investor to enforce such alleged right. The investor holds shares of the Company’s Series A Convertible Preferred Stock with a face value equal to $7,000,000. The Company does not believe that a liability for any registration delay payments in accordance with the Registration Rights Agreement is warranted. On April 25, 2007, this investor filed a lawsuit in the United States District Court for the Southern District of New York and on July 16, 2007, this lawsuit was dismissed and discontinued without costs, and without prejudice to the right to reopen the action within 90 days if the settlement is not consummated. If the Company is unable to reach a mutually satisfactory settlement with this investor then the Company may need to arrange for alternative financing and its ability to obtain such financing cannot be assured at this time.

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

In order to finance the acquisition of Guardian, the Company increased the amount of cash available under its CapitalSource Revolving Credit Facility from $70 million to $100 million and used $35.6 million under this facility, together with the net proceeds from the issuance of notes and warrants, to purchase Guardian and repay the $8 million CapitalSource Bridge Loan. The Company issued to certain investors, under the terms of a Securities Purchase Agreement, dated as of February 10, 2006, an aggregate principal amount of $45 million of notes. On October 20, 2006, the notes were exchanged for Series A Convertible Preferred Stock.

The Company recorded the acquisition using the purchase method of accounting. The purchase price allocation is based upon a valuation study as to fair value. Additionally, the purchase price allocation reflects adjustments since the acquisition date resulting from information subsequently obtained to complete an estimate of the fair value of the acquired assets and liabilities. Through June 30, 2007, the net effect of those adjustments was $2.9 million of additional value allocated to Goodwill, primarily related to the estimated value of deferred tax liabilities. The 2006 results of operations included for the acquisition are for the period March 6, 2006 to June 30, 2006, as compared to results of operations for the six months ended June 30, 2007.

The purchase price allocation was as follows:

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

The following table shows the proforma consolidated results of the Company and Guardian, as though the Company had completed this acquisition at the beginning of the 2006 fiscal year:

Proforma Statement of Acquisition

For the Six Months Ended June 30, 2006
Revenue	$30,653
Net loss	$(9,229)
Loss per common share – basic	$(1.53)
Loss per common share – diluted	$(1.53)
Weighted average shares outstanding:
Basic	6,017,672
Diluted	6,017,672

(6) DISCONTINUED OPERATIONS

On March 30, 2007, the Company’s Board of Directors passed a resolution which would authorize management to sell the remaining assets of the Construction, Materials and Utilities Divisions upon such terms and conditions, including price, as management determines to be appropriate. The Board resolution has provided the Company’s management with the authority and commitment to establish a plan to sell these assets which are immediately available for sale. The Company has embarked on a plan to identify potential buyers which we expect to finalize within one year of the date of the board resolution. Therefore, in accordance with FASB No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets (“FASB No. 144”)”, as of June 30, 2007, the Company has classified the related assets as held for sale and the related operations have been treated as discontinued operations for all periods presented.

On March 21, 2007, the Company completed the transactions contemplated by a certain Asset Purchase Agreement, dated as of March 12, 2007 (“Asset Purchase Agreement”), by and between the Company and BitMar Ltd., a Turks and Caicos corporation and successor-in-interest to Tiger Oil, Inc., a Florida corporation (“Purchaser”), consisting of the sale of fixed assets, inventory and customer lists constituting a majority of the assets of the Company’s construction division (“Construction Division”), for approximately $5.3 million, subject to a holdback of $525,000 to be retained for resolution of certain indemnification matters in the form of a non-negotiable promissory note bearing a term of 120 days, which has now been extended to August 16, 2007. The Company retained working capital of $8.0 million, including approximately $1.7 million in notes receivable, as of March 31, 2007. The majority of the Company’s leasehold interests were retained by the Company with the Purchaser assuming only the Company’s shop location at Southwest 10th Street, Deerfield Beach, Florida and entering into a 90-day sublease of the headquarters of the Construction Division located at 1350 East Newport Center Drive in Deerfield Beach, Florida. As of June 27, 2007, the Company has entered into an extended sublease agreement beyond the original 90 day period with the Buyer. In addition, the Company entered into a three-year noncompetition agreement under the terms of which the Company agreed not to engage in business competitive with that of the Construction Division in any country, territory or other area bordering the Caribbean Sea and the Atlantic Ocean (“Territory”), excluding any production and distribution of ready-mix concrete, crushed stone, sand, concrete block, asphalt and bagged cement throughout the Territory and also agreed to other standard provisions concerning the non-solicitation of customers and employees of the Construction Division. In addition, Seller and Purchaser entered into a Transition Services Agreement under the terms of which, Seller has agreed to make available certain of Seller’s employees and independent contractors and other non-employees to assist Purchaser with the operation of the Construction Division through September 16, 2007.

As a result of this transaction, in the fourth quarter of 2006, the Company recognized an impairment charge on the construction assets of approximately $2.8 million. An additional loss on the sale of these assets of $174,828 was recorded during the first six months ended June 30, 2007 upon final transfer of assets to the Purchaser. The Company established an accrued liability of $201,659 for the Deerfield lease in accordance with FASB No. 146 “Accounting for Costs Associated with Exit or Disposal Activities (“FASB No. 146”).” At June 30, 2007, the related unpaid balance is $196,891. This accrued liability is included in other long term liabilities in the accompanying condensed consolidated balance sheet and charged to discontinued operations. The Company also accrued employee severance and retention costs in accordance with FASB No. 146. This amounted to $759,742 and the severance portion is included in accrued expense, retirement and severance and the payroll related benefits were included in accrued expenses and other liabilities as of March 31, 2007. All of these amounts were charged to discontinued operations. The related unpaid severance balance amounts to $485,104 as of June 30, 2007.

As of February 28, 2007 the buyer assumed performance of the contracts transferred pursuant to the sale agreement, (i.e., all rights, benefits, duties and obligations for work performed after this date become the responsibility of the buyer). The Company is in the process of assigning two of these customer contracts to the buyer, and will continue to recognize revenue of these contracts during this interim period. In these cases the Buyer will be performing as a subcontractor, for which the buyer has indemnified the Company from any new contract completion risks relating to these contracts.

Donald L. Smith, Jr., the Company’s former Chairman and Chief Executive Officer and a current director of the Company and Donald L. Smith, III, a former officer of the Company, are principals of the Purchaser. Other than the Asset Purchase Agreement, Transition Services Agreement and the Company’s relationship with Donald L. Smith, Jr. and Donald L. Smith, III, there is no material relationship between the Company and the Purchaser of which the Company is aware.

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

The accompanying Condensed Consolidated Statements of Operations for all the quarters presented have been adjusted to classify all non-electronic security services divisions as discontinued operations. Selected statement of operations data for the Company’s discontinued operations is as follows:

	(dollars in thousands) For the three months Ended June 30,		(dollars in thousands) For the six months Ended June 30,
	2007	2006	2007	2006
Total Revenue	$5,547	$13,757	$14,566	$30,339
Pre-tax (loss) income from discontinued operations	(3,088)	173	(3,506)	(535)
Pre-tax (loss) gain on disposal of discontinued operations	—	—	(230)	1,013

(Loss) income before income taxes	(3,088)	173	(3,736)	478
Income tax provision (benefit)	(48)	601	(48)	20

(Loss) income from discontinued operations, net of tax	$(3,040)	$(428)	$(3,688)	$458

A summary of the total assets of discontinued operations included in the accompanying condensed consolidated balance sheet is as follows:

	(dollars in thousands)
	June 30, 2007	December 31, 2006
Cash	$3,574	$1,953
Accounts receivable, net of allowance	7,775	8,416
Notes receivable, net	961	2,162
Inventory	1,522	1,730
Other assets	4,828	6,518
Assets held for sale	2,473	844
Property and equipment, net	—	7,489

Total assets	$21,134	$29,112

(7) DEBT

	(in thousands)
	June 30, 2007	December 31, 2006
Installment notes payable in monthly installments through 2008, bearing interest at a weighted average rate of 6.7% and secured by equipment with a carrying value of approximately $250,000	$98	$158
Secured note payable due November 9, 2008, bearing interest at the LIBOR rate plus a margin ranging from 3.25% to 5.75%	88,620	89,120

Total debt outstanding	$88,718	$89,278

Total current maturities on long-term debt	$56	$76

Total long-term debt excluding current maturities	$88,662	$89,202

On February 10, 2006, the Company issued to certain investors, under the terms of a Securities Purchase Agreement (“SPA”), an aggregate principal amount of $45 million of notes (the “Notes”) along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share. In order to finance the acquisition of Guardian, which took place on March 6, 2006, the Company increased the amount of cash available under its Credit Agreement from $70 million to $100 million and used $35.6 million under this facility together with the net proceeds from the issuance of the notes and warrants to purchase Guardian and repay the $8 million CapitalSource Bridge Loan Agreement.

The Credit Agreement contains a number of non-financial covenants imposing restrictions on the Company’s electronic security services division’s ability to, among other things, i) incur more debt, ii) pay dividends, redeem or repurchase stock or make other distributions or impair the ability of any subsidiary to make such payments to the borrower; iii) use assets as security in other transactions, iv) merge or consolidate with others or v) guarantee obligations of others. The Credit Agreement also contains financial covenants that require the Company’s subsidiaries which comprise the electronic security services division to meet a number of financial ratios and tests. Failure to comply with the obligations in the Credit Agreement could result in an event of default, which, if not cured or waived, could permit acceleration of this indebtedness or of other indebtedness, allowing senior lenders to foreclose on the Company’s electronic security services assets. On May 10, 2007, the Company received a fourth amendment to the Credit Agreement which amended the fixed charge coverage ratio calculation from using interest paid in cash to accrued interest. At June 30, 2007, the Company was in compliance with its debt covenant requirements.

At June 30, 2007, the Company had $11.4 million of unused facility under the Credit Agreement and $2.2 million borrowing capacity. The effective interest on all debt outstanding was 11.08% and 10.9% for the six months ended June 30, 2007 and 2006, respectively.

(8) SERIES A CONVERTIBLE PREFERRED STOCK

On February 10, 2006, the Company issued to certain investors, under the terms of the SPA, the Notes along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share.

On October 20, 2006, pursuant to the terms of the SPA, the private placement investors received, in exchange for the Notes, an aggregate of 45,000 shares of Series A Convertible Preferred Stock, par value $0.10 per share, with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share for each share of Series A Convertible Preferred Stock.

The Series A Convertible Preferred Stock has an 8% dividend rate payable quarterly in cash or stock at the option of the Company on April 1, July 1, October 1and January 1. The dividend rate is subject to adjustment as defined in the SPA. The Series A Convertible Preferred Stock is convertible into the Company’s common stock at a price of $9.54 or 90% of the lowest Closing Bid Price for the last 3 trading days, if in default. The conversion price is subject to adjustment for anti-dilution transactions, as defined. Shares may be redeemed in cash if i) the shares are not registered, ii) at maturity on or about October 20, 2012, in three equal installments payable in cash on the 4th, 5th and 6th anniversary of the issuance date, iii) at the option of the holder, for cash, on May 11, 2009 or iv) at the option of the Company, for cash, on or after May 11, 2009. The Series A Convertible Preferred Stock has a mandatory conversion into Common Stock, at the option of the Company, after 2 years from date of issuance, if the common stock price exceeds 175% of the conversion price for 60 consecutive trading days.

The Series A Convertible Preferred Stock was issued at a discount of $0.5 million on October 20, 2006. The Company is amortizing the discount over the term of the Series A Convertible Preferred Stock using the effective interest rate method and is recording this amount as interest expense. At June 30, 2007, the unamortized portion of the Series A Convertible Preferred Stock discount amounted to $0.4 million. The carrying value of the Series A Convertible Preferred Stock at June 30, 2007 was $44.6 million

The Series A Convertible Preferred Stock is classified outside stockholder’s equity as it may be mandatorily redeemable at the option of the holder or upon the occurrence of an event that is not solely within the control of the Company. In addition, it was determined that the Series A Convertible Preferred Stock has several embedded derivatives that met the requirements for bifurcation at the date of issuance. (See Note 9-Derivative Instruments.)

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

Under the terms of these Forbearance Agreements, the Required Holders have agreed that for a period of time ending no later than January 2, 2008, they shall each refrain from taking any remedial action with respect to the Company’s failure (the “Effectiveness Failure”) to have declared effective by the Securities and Exchange Commission a registration statement registering the resale of the shares of the Company’s common stock underlying the Series A Preferred Shares and warrants as required by a Registration Rights Agreement, dated February 10, 2006, by and between the Company, the Required Holders and the remaining holder of the Series A Convertible Preferred Stock (the “Registration Rights Agreement”). The parties also agreed to refrain from declaring the occurrence of any “Triggering Event” with respect to the Effectiveness Failure and from delivering any Notice of Redemption at Option of Holder with respect thereto or demanding any amounts due and payable with respect to the Effectiveness Failure, including without limitation, any Registration Delay Payments.

The Forbearance Agreements also contain agreements to amend the governing Certificate of Designations to revise certain terms of the Series A Convertible Preferred Stock, including, without limitation, a reduction in the conversion price of the Series A Convertible Preferred Stock to $6.75, allowance for the accrual of dividends on the Series A Convertible Preferred Stock at a rate equal to 10% per annum, which dividends may be payable in kind, and a revision of the definition of the Leverage Ratio. The revised definition shall provide for the Leverage Ratio to be calculated as a multiple of recurring monthly revenue (“Performing RMR”) as opposed to EBITDA and a revision of the Maximum Leverage Ratio covenant to require the Maximum Leverage Ratio to equal 38x Performing RMR, commencing on June 30, 2008. The parties to the Forbearance Agreement also agreed to allow dividends to accrue but not be payable until the expiration of the Forbearance Period. At June 30, 2007, the Company had $2.3 million of accrued dividends payable.

Pursuant to the terms of these Forbearance Agreements, the Company agreed to submit to its shareholders for approval at the Company’s annual shareholder meeting a form of Amended and Restated Certificate of Designations (the “Amended Certificate of Designations”) setting forth certain revised terms of the Series A Convertible Preferred Stock as described in the Forbearance Agreements, as previously announced by the Company.

On June 29, 2007, the Company’s shareholders approved the Amended Certificate of Designations at the Company’s annual shareholder meeting. The Company filed the Amended Certificate of Designations with the Secretary of State of Florida on July 13, 2007, effective as of such date.

In connection with the filing of the Amended Certificate of Designations, the Company and the parties to the Forbearance Agreements entered into the Amended and Restated Securities Purchase Agreement and the Amended and Restated Registration Rights Agreement.

(9) DERIVATIVE INSTRUMENTS

Derivative financial instruments, such as warrants and embedded derivative instruments of a host instrument, which risk and rewards of such derivatives are not clearly and closely related to the risk and rewards of the host instrument, are generally required to be bifurcated and separately valued from the host instrument with which they relate.

The following freestanding and embedded derivative financial instruments were identified with the issuance of the Notes : i) the warrants, which is a freestanding derivative, and ii) the right to purchase the Series A Convertible Preferred Stock upon issuance (“the Right to Purchase”), which is a freestanding derivative instrument within the SPA. The Company valued the warrants and the Right to Purchase at March 6, 2006, their date of issuance, using an appropriate option pricing model (“the Model”). The warrants, which were issued in connection with the issuance of the Notes, are detachable and have a three-year life expiring on March 6, 2009. The Rights to Purchase are deemed to be issued in connection with the issuance of the Notes, and have a life which expires on the date the Preferred Stock is issued. The Model determined an $8.6 million aggregate value for these derivatives and this value has been recorded as derivative instrument liability and classified as current or long term in accordance with respective maturity dates. The Model assumptions for initial valuation of the Warrants and Rights to Purchase the Preferred Stock as of the issuance date were a risk free rate of 4.77% and 4.77%, respectively, and volatility for the Company’s common stock of 50% and 30%, respectively. Since these derivatives are associated with the Notes, the face value of the notes were recorded net of the $8.6 million attributed to these derivative liabilities. Accordingly, the Company accreted the $8.6 million carrying value of the Notes, using the effective rate method, over the life of the Notes and recorded a non-cash charge amounting to $8.6 million to interest expense from the date of issuance through October 20, 2006, the date of exchange of the Notes into Series A Convertible Preferred Stock. Additionally, the derivative liability amounts have been re-valued at each balance sheet date with the resulting change in value being recorded as income or expense to arrive at net income. From the date of issuance through October 20, 2006, an aggregate benefit of $7.3 million has been recorded with respect to the re-valuation of these derivatives liabilities and the fair value of the Right to Purchase derivative liability was adjusted to zero at October20, 2006 as the Right to Purchase was executed by the Note Holders. The remaining derivative liability at October 20, 2006 of $1.3 million related to the Warrants.

On October 20, 2006, pursuant to the terms of the SPA, the private placement investors received, in exchange for the Notes, an aggregate of 45,000 shares of Series A Convertible Preferred Stock, par value $.10 per share, with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share. Upon the issuance of the Series A Convertible Preferred Stock, the following embedded derivatives were identified within the Series A Convertible Preferred Stock: i) the ability to convert the Preferred Stock for common stock; ii) the option of the Company to satisfy dividends payable on the Series A Convertible Preferred Stock in common stock in lieu of cash; iii) the potential increase in the dividend rate of the Preferred Stock in the event a certain level of net cash proceeds from the sale of the our construction and material division assets are not realized within a specified time frame (referred to as the legacy asset rate adjustment) and (iv) a change in control redemption right. The embedded derivatives within the Series A Convertible Preferred Stock were bifurcated and valued as a single compound derivative liability at $0.5 million at the date of issuance. On April 2, 2007, the Company entered into a Forbearance Agreement with respect to the Series A Convertible Preferred Stock with some of the institutional investors, which among other amended terms eliminated the legacy rate adjustment and provided for payment of dividends in cash, therefore, at December 31, 2006, the legacy rate adjustment and the dividend put option derivatives were deemed to have zero value. The Company recorded a $3.2 million charge during the quarter ended December 31. 2006, related to the write off of this net derivative asset.

A Binomial Model is being used on a quarterly basis to re-value the derivative instruments to market value. The model assumptions for revaluation of the Warrants and the embedded derivatives at June 30, 2007, were a risk free rate of 4.92%, and volatility for the Company’s common stock of 45.0%. For the six months ended June 30, 2007, an aggregate benefit of $2.0 million has been recorded with respect to the re-valuation of these derivatives liabilities. At June 30, 2007, the derivative liability amounted to $2.5 million, of which $2.3 million related to the conversion feature in the preferred stock and $0.2 million related to the Warrants.

In connection with entering into the Notes, Warrants and Preferred Stock arrangements, the Company paid fees totaling $3.9 million. The Company has recorded the amount associated with the Preferred Stock as a deferred offering cost and is amortizing the cost on a straight line basis over the term of the SPA. The unamortized deferred offering costs at June 30, 2007 amounted to $3.0 million and $ 3.3 million at December 31, 2006.

Amortization expense related to these deferred financing costs amounted to $0.2 million for the three months ended June 30, 2007 and 2006, and $0.4 million and $0.2 million for the six months ended June 30, 2007 and 2006, respectively.

(10) CAPITAL STOCK

The following table sets forth the computation of basic and diluted share data:

	For The Three Months Ended		For The Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Common stock:

Weighted average number of shares outstanding – basic	6,227,746	6,029,188	6,213,885	6,017,672
Effect of dilutive securities:
Options and Warrants	—	—	—	—

Weighted average number of shares outstanding – diluted	6,227,746	6,029,188	6,213,885	6,017,672

Options and Warrants not included above (anti-dilutive)	10,322,019	6,045,793	10,556,547	6,064,531
Shares outstanding:

Beginning outstanding shares	6,219,128	6,014,373	6,033,848	6,001,888
Repurchase of shares	—	—

Issuance of shares	16,450	19,475	201,730	31,960

Ending outstanding shares	6,235,578	6,033,848	6,235,578	6,033,848

	For The Three Months Ended		For The Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Preferred stock:
Shares outstanding:

Beginning outstanding shares	45,000	—	45,000	—

Issuance of shares	—	—	—	—

Ending outstanding shares	45,000	—	45,000	—

(11) STOCK OPTION PLANS

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted in accordance with SFAS 123R. The Company granted 65,000 stock options during the six months ended June 30, 2007 and zero during the six months ended June 30, 2006. The per share weighted-average fair value of stock options granted during 2007 was $3.47, on the grant date, using the Black-Scholes option-pricing model with the following assumptions:

	June 30, 2007	June 30, 2006
Expected dividend yield	—	—
Expected price volatility	41.80-49.40%	25.00-33.82%
Risk-free interest rate	4.96-5.07%	2.00-3.60%
Expected life of options	6 years	4-6 years

The Company determined stock-based compensation cost based on fair value at the grant date for stock options under SFAS 123R. Compensation cost in the amount of $93,844 and $29,136 for the three months ended June 30, 2007 and June 30, 2006, and $137,956 and $146,306 for the six months ended June 30, 2007 and 2006, respectively. These amounts are included in the results of operations in the condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2006, respectively.

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

All stock options granted pursuant to the 1986 Plan not already exercisable, vest and become fully exercisable (i) on the date the optionee reaches 65 years of age and for the six-month period thereafter or as otherwise modified by the Company’s Board of Directors, (ii) on the date of permanent disability of the optionee and for the six-month period thereafter, (iii) on the date of a change of control and for the six-month period thereafter and (iv) on the date of termination of the optionee from employment by the Company without cause and for the six-month period after termination. Stock options granted under the 1992 and 1999 Plan vest and become exercisable in varying terms and periods set by the Compensation Committee of the Board of Directors. Options issued under the 1992 and 1999 Plan expire after 10 years.

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

A summary of stock option activity is as follows for the three months ended June 30, 2007 and 2006, respectively:

	For The Six Months Ended June 30, 2007
	Employee Plans		Director’s Plan
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2006	657,150	$6.10	—	$—
Granted	65,000	$3.47	—	$—
Exercised	(68,950)	$1.78	—	$—
Expired/Forfeited	(349,000)	$7.12	—	$—

Options outstanding at June 30, 2007	304,200		—
Options exercisable at June 30, 2007	184,200		—
Available for future grant	571,000		—

	For The Six Months Ended June 30, 2006
	Employee Plans		Director’s Plan
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2005	436,810	$5.68	8,000	$9.38
Granted	—	$—	—	$—
Exercised	(31,960)	$4.34	—	$—
Expired/Forfeited	(10,000)	$1.50	8,000	$9.38

Options outstanding at June 30, 2006	394,850	$5.98	—
Options exercisable at June 30, 2006	308,737	$5.06	—
Available for future grant	5,000		—

At June 30, 2007, there was approximately $207,000 of total unrecognized compensation cost related to unvested stock options granted under our stock option plan. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.45 years.

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

For the three and six months ended June 30, 2007 the Company realized a tax benefit of $0.4 million, and a tax benefit of $1.0 million, respectively, from continuing operations. The benefit was related to certain deferred tax liabilities expected to reverse during fiscal 2007. Tax expense for discontinued operations was insignificant for the three and six months ending June 30, 2007, respectively.

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

On March 21, 2007, the Company completed the transactions contemplated by a certain Asset Purchase Agreement, dated as of March 12, 2007 (“Asset Purchase Agreement”). These assets were sold to BitMar, Ltd, a Turks and Caicos corporation and a successor-in-interest to Tiger Oil, Inc., a Florida corporation. Donald L. Smith Jr., the Company’s former Chairman and Chief Executive Offer and a current director of the Company and Donald L. Smith III, a former officer of the Company, are principals of BitMar, Ltd. (See Note 6-Discontinued Operations). As of June 30, 2007, an outstanding net payable balance of approximately $1.0 million, with components included in other receivables and other payables of the accompanying condensed consolidated balance sheet.

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

The Company has entered into a retirement agreement with Mr. Richard Hornsby, former Senior Vice President and Director. He retired from the Company at the end of 2004. During 2005 he received his full salary. From 2006, he will receive annual payments of $32,000 for life. The net present value of the future obligation was estimated at $243,875 and $276,933 at June 30, 2007 and at December 31, 2006, respectively. These amounts are included in Retirement and Severance in the accompanying condensed consolidated balance sheet.

The Company has an on-going Management Services Agreement, (the “Management Agreement”), with Royal Palm Capital Management, LLLP (“Royal Palm”), to provide management services. Royal Palm Capital Management, LLLP is an affiliate of Coconut Palm Capital Investors I Ltd. (“Coconut Palm”), which has invested $18 million into the Company for purposes of the Company entering into the electronic security services industry. Richard Rochon, the Company’s Chairman, and Mario Ferrari, one of the Company’s directors, are principals of Coconut Palm and Royal Palm. Mr. Rochon has also been the Company’s acting Chief Executive Officer since the resignation of Steven Ruzika effective January 22, 2007. Robert Farenhem, a principal of Royal Palm, was the Company’s interim Chief Financial Officer from April 18, 2005 through December 20, 2005, and the Chief Financial Officer from February 16, 2007 through May 1, 2007, as a result of the resignation of George Hare. Since May 1, 2007 Mr. Farenhem has been the Company’s President. In addition, the Company leases certain office space to Royal Palm.

	(dollars in thousands) For the three months June 30,		(dollars in thousands) For the six months ended June 30,
	2007	2006	2007	2006
Management service fee paid to Royal Palm	$90,000	$90,000	$180,000	$180,000
Rental income charged to Royal Palm	(22,500)	(22,500)	(45,000)	(45,000)

	$67,500	$67,500	$135,000	$135,000

The Company leases from the wife of Mr. Donald L. Smith, Jr., a director and former Chairman and Chief Executive Officer of the Company, a 1.8-acre parcel of real property in Deerfield Beach, Florida. This property is being used for the Company’s equipment logistics and maintenance activities. The property is subject to a 5-year lease entered into in January 2002 providing for rent of $95,000 per year. This rent was based on comparable rental contracts for similar properties in Deerfield Beach, as evaluated by management. There has been a verbal agreement to extend this lease for a year. This lease has been assumed by the purchaser of the construction division assets of which Mr. Donald Smith is a part. Rent expense amounted to $ 0 and $23,850 for the three months ended June 30, 2007 and 2006, respectively and $20,773 and $47,700 for the six months ended June 30, 2007 and 2006, respectively.

(15)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following table provides a reconciliation of net loss as reported in the condensed consolidated Statements of Operations to comprehensive loss.

	For The Three Months Ended		For The Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net loss	$(6,815)	$(416)	$(15,049)	$(9,189)
Foreign currency translation	(42)	562	(70)	556

Total comprehensive loss	$(6,857)	$146	$(15,119)	$(8,633)

(16)	COMMITMENTS AND CONTINGENCIES

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

At March 31, 2007, the Company recorded a charge of approximately $225,000 which represented the total liability related to both of these agreements. During the three months ended June 30, 2007, the Company recorded a charge of $104,000 for severance related to other executives.

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

On July 16, 2007, the lawsuit was dismissed and discontinued without costs, and without prejudice to the right to reopen the action within 90 days, if the settlement is not consummated.

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

•

A two-year lease of approximately 15 hectares of land (the “15 Hectare Lease”), on which SCGC operated a crusher, ready-mix concrete plant and aggregates storage at a total cost of $100,000, which arrangement was entered into February 2005;

•

The granting of an option to SCGC to purchase two hectares of land (the “2 Hectare Option”) prior to December 31, 2006 for $2 million, with $1 million due on each of September 30, 2006 and December 31, 2008, subject to the terms below:

•	In the event that SCGC exercised this option, Petit agreed to withdraw all legal actions against us and our subsidiaries;

•

In the event that SCGC did not exercise the option to purchase and Petit is subsequently awarded a judgment, SCGC has the option to offset approximately $1.2 million against the judgment amount and transfer ownership of the three hectare parcel purchased by SCGC back to Petit;

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

As of August 10, 2007, Petit has refused to accept the $1 million payment unless Devcon International Corp., the parent company, agrees to guarantee payment of the $1 million due on December 31, 2008. As Devcon International Corp. was not referenced in or party to the 2 Hectare Option, the Company believes that Petit’s request is without merit. Currently, the $1 million remains on deposit with the appropriate third-party escrow agent pending the outcome of this dispute.

Under the terms of the 15 Hectare Lease, Petit agreed that an adjacent 6,000 square meter parcel, on which SCGC’s aggregate wash plant, scale, maintenance building and administrative offices are located, was included. SCGC has been operating its aggregate wash plant, scale, maintenance building and administrative offices on the adjacent property without incident or dispute with Petit for several years. Subsequent to refusing to accept the $1 million option payment, Petit has taken steps to impede SCGC’s ability to access the 6,000 square meters of property, resulting in SCGC’s inability to access the aggregate wash plant, scale, maintenance building and administrative facilities required to carry out its mining operation. Petit now claims that the 6,000 square meters is located elsewhere on the parcel. During the first and second quarters of 2007, there were no mining operations and sales of mined aggregate to third parties was ceased. In late 2006, the Company began importing aggregate from third-party vendors in anticipation of the Petit non-compliance. In March 2007, Petit blocked access to our ready-mix operation. Accordingly, the ready-mix operation has ceased and the Company is attempting to enforce easements to the owned and leased parcels. Under St. Martin labor compensation laws, the Company does not incur the full cost of employee salaries if they are prevented from working under situations such as this dispute.

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

As of August 10, 2007, Petit has not complied with the court decision, and the Company has not been able to restart operations. SCGC has applied for and received approval of partial payroll subsidies from the relevant Saint Martin governmental agencies. The partial payroll subsidies will expire in January 2008, at which point SCGC may be obligated to pay approximately US$0.4 million in severance benefits.

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

On July 24, 2007, the Company’s Board of Directors approved the repurchase of up to $5.0 million of its common stock effective immediately through December 31, 2008.

The Company filed the Amended Certificate of Designations with the Secretary of State of Florida on July 13, 2007, effective as of such date.

In connection with the filing of the Amended Certificate of Designations, the Company and the parties to the Forbearance Agreements entered into an Amended and Restated Securities Purchase Agreement and the Amended and Restated Registration Rights Agreement. The Amended Securities Purchase Agreement contains terms similar to the original Securities Purchase Agreement entered into among the parties on February 10, 2006 except that one holder agreed to sell back to the Company warrants to purchase 1,284,067 shares of the Company’s common stock, par value $.10, and the parties thereto acknowledged and agreed that the Company’s dividend payment obligations with respect to the Series A Convertible Preferred Stock accruing prior to the Closing Date under the Amended Securities Purchase Agreement have been satisfied by adding such dividends to the Stated Value of the shares of Series A Convertible Preferred Stock held by such parties in such amounts set forth in the Schedule of Buyers attached to the Amended Securities Purchase Agreement. In addition, each of the parties to the Amended Securities Purchase Agreement waived certain Triggering Events (as defined in the Certificate of Designations) that may have occurred prior to the Closing Date, certain rights to receive Registration Delay Payments and certain other provisions set forth in the governing documents. The parties also agreed that the Company shall not, without the written consent of the parties thereto settle or compromise any of the claims set forth in or consent to the entry of judgment in a currently pending litigation with a holder of the notes.

The Amended Registration Rights Agreement amended the terms of the original Registration Rights Agreement entered into among the parties on February 10, 2006 to take into account the Securities and Exchange Commission’s recent interpretations of Rule 415 under the Securities Act of 1933. Pursuant to the terms of the Amended Registration Rights Agreement, the Company has agreed, upon demand, to use its best efforts to file with the Commission and cause to become effective a registration statement with respect to the shares of Common Stock underlying the Series A Convertible Preferred Stock and the Warrants. If the Company fails to (i) file the registration statement with the Commission within 60 days after receiving a request to effect such registration, (ii) cause the Commission to declare the registration statement effective within 45 days of after the expiration of the initial 60-day filing deadline if a full review of the applicable registration statement is not conducted by the Commission or 90 days after the expiration of the initial 60-day filing deadline if such a review occurs or (iii) maintain the effectiveness of the registration statement in accordance with the terms of the Amended Registration Rights Agreement, then the Company shall pay the holders of such shares of Series A Convertible Preferred Stock an amount in cash equal to one percent (1.0%) of the aggregate Purchase Price (as such term is defined in the Amended Securities Purchase Agreement) paid by such holders for their shares of Series A Convertible Preferred Stock included in the registration statement on every month the delay remains uncured, in each such case calculated on a pro rata basis to the date on which such default is cured. The Registration Delay Payments are subject to a cap equal to ten percent (10%) of the aggregate Purchase Price paid by the holders for their shares of Series A Preferred Stock. The Amended Registration Rights Agreement also provides for certain “piggyback registration rights” pursuant to which the parties thereto may include their shares of Common Stock in certain registration statements the Company proposes to file.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements, as well as the financial statements and related notes included in our 2006 Form 10-K/A. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting results of operations, financial resources, liquidity, contractual cash obligations and critical accounting estimates.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act.

The forward-looking statements are and will be based upon our management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risks and uncertainties. Actual results, including our revenues from our electronic security services and construction and materials operations, expenses, gross margins, cash flows, financial condition, and net income, as well as factors such as our competitive position, inventory levels, backlog, the demand for our products and services, customer base and the liquidity and needs of customers, may differ materially from those contemplated by the forward-looking statements or those currently being experienced by our Company for a number of reasons, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

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

Acquisitions:

•	On July 30, 2004, we acquired the issued and outstanding capital stock of Security Equipment Company, Inc. (SEC).

•	On February 28, 2005, we acquired certain assets and assumed certain liabilities of Starpoint from Adelphia Communications.

•	On November 10, 2005, we acquired the issued and outstanding capital stock of Coastal Security Systems (Coastal).

•	On March 6, 2006, we acquired the issued and outstanding capital stock of Guardian.

Dispositions:

•	In May 2005, we sold part of the customer lists associated with our Buffalo security operations.

•	On September 30, 2005, we sold our U.S. Virgin Islands ready-mix concrete, aggregates, concrete block and cement materials and supplies business.

•	On March 2, 2006, we sold all of the issued and outstanding common shares of AMP

•	On May 2, 2006, we sold the fixed assets and substantially all of the inventory of our joint venture assets of Puerto Rico Crushing Company (PRCC),

•	On June 27, 2006, we sold our Boca Raton-based third-party monitoring operations.

•	On March 21, 2007, we sold the majority of our construction assets, construction inventory and customer lists of the construction division.

ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS

In the following management’s discussion and analysis, the net operating results of our significant dispositions noted above, along with all non-electronic security services are recorded as discontinued operations for all periods presented.

On March 6, 2006, the Company completed the acquisition of Guardian International, Inc. (“Guardian”) under the terms of an Agreement and Plan of Merger, dated as of November 9, 2006, between the Company, an indirect wholly-owned subsidiary of the Company and Guardian in which the Company acquired all of the outstanding capital stock of Guardian. Thus, the six months ended June 30, 2006, only includes four months of Guardian operations.

Comparison of the three months ended June 30, 2007 with the three months ended June 30, 2006

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

	(dollars in thousands) For The Three Months Ended June 30,
	2007	% of Revenue	2006	% of Revenue
Revenue	$13,797	100.0%	$15,003	100.0%
Cost of Sales (excluding depreciation and amortization)	6,030	43.7%	6,656	44.4%

Gross Profit.	$7,767	56.3%	$8,347	55.6%

•	Revenue decreased in 2007, is primarily the result of $1.0 million of revenue in 2006 associated with the Coastal wholesale business, which was sold in June 2006.

•

The decrease in cost of sales resulted from approximately $0.6 million in cost reductions from consolidation of acquired operations, primarily the reduction of two monitoring stations into one facility.

•	The decrease in gross profit of $.6 million is primarily the result of the Coastal wholesale business not being included in 2007.

Operating expenses:

	(dollars in thousands) For The Three Months Ended June 30,
	2007	% of Revenue	2006	% of Revenue
Selling	$1,141	8.3%	$1,399	9.3%
General & Administrative	5,490	39.8%	4,630	30.9%
Amortization and Depreciation	4,387	31.8%	5,342	35.6%

•

The decrease of $0.3 million in selling expense is primarily related to the reduction of headcount resulting from consolidation of acquired sales forces, a lower commission structure, as all sales employees were migrated to a universal plan, and a branding study that was conducted in 2006 and not repeated in 2007.

•

G&A expenses increased by $0.9 million for the three months ended June 30, 2007 as compared to 2006. The increase primarily relates to the net gain of $0.8 million on disposal of the Coastal wholesale business and our Buffalo operations that was realized in 2006.

•

The decrease in amortization and depreciation between periods relates primarily to the $0.5 million decrease associated with impairment of customer lists resulting from a reduction of accounts that were part of the customer lists previously purchased, and a $0.5 million decrease in amortization associated with the reduction of customer list base.

Other Income (Expense):

	(dollars in thousands) For The Three Months Ended June 30,
	2007	2006
Other income (expense)	$(897)	$987

•

Other expense increased for the three months ended June 30, 2007 as compared to the same period in 2006 by approximately $1.9 million, primarily related to the change in the fair value of the derivative. For the three months ended June 30, 2006, the Company recorded $8.4 million of income related to the change in the fair value of the derivative and for the three months ended June 30, 2007 that amount was $3.0 million of income, a reduction in derivative income of $5.4 million. Partially offsetting this reduction in income was a decrease in interest expense, net of $3.5 million, related to the amortization of the discount on the Notes, which were converted to Series A Convertible Preferred Stock in October 2006.

Income tax (benefit) expense from continuing operations:

	(dollars in thousands) For The Three Months Ended June 30,
	2007	2006
Income tax (benefit)	$(373)	$(2,049)

For the three months ended June 30, 2007, the Company realized a tax benefit of $0.4 million from continuing operations. The income tax benefit arises from certain deferred tax liabilities expected to reverse during fiscal 2007.

Discontinued Operations:

	(dollars in thousands) For The Three Months Ended June 30,
	2007	2006
(Loss) income from discontinued operations, net of income taxes	$(3,040)	$(428)
(Loss) gain on sale from discontinued operations, net of income taxes	$—	0

Net Loss	$(3,040)	$(428)

The $2.6 million increase in loss from discontinued operations resulted from:

•

A $1.3 million increased loss in Construction operations due to the costs associated with completion of projects not sold, an increased bad debt reserve from reassessment of collectability of customer accounts and notes and costs to transition projects to purchasers.

•	A $1.1 million reduction to income resulting from the cessation of the SCGC ready-mix operations due to legal issues, and a negative inventory adjustment in the Dutch operations.

•	A $.2 reduction in the utilities division’s results of operation.

Comparison of the six months ended June 30, 2007 with the six months ended June 30, 2006

	(dollars in thousands) For the Six Months Ended June 30,
	2007	% of Revenue	2006	% of Revenue
Revenue	$27,982	100.0%	$25,606	100.0%
Cost of Sales (excluding depreciation and amortization)	12,094	43.2%	11,254	44.0%

Gross Profit.	$15,888	56.8%	$14,352	56.0%

•

Included in the 2007 revenues is approximately two additional months of Guardian revenues in 2007 versus approximately one month of activity in 2006. This increase was partially offset by an approximate $2.0 million decrease in revenue in 2007 as a result of the June 2006 sale of the Coastal wholesale business.

•

Included in the 2007 cost of sales is approximately two additional months of Guardian costs versus approximately one month’s worth of cost in 2006. This increase was partially offset by approximately $1.0 million in cost reductions from consolidation of acquired operations, such as the multiple monitoring stations into one facility.

•	The increase in gross profit of $1.5 million or 10.4% is primarily the result of the two additional months of Guardian activity in 2007 versus one month’s of Guardian activity in 2006.

Operating expenses:

	(dollars in thousands) For The Six Months Ended June 30,
	2007	% of Revenue	2006	% of Revenue
Selling	$2,482	8.9%	$2,314	9.0%
General & Administrative	10,941	39.1%	9,704	37.9%
Amortization and Depreciation	8,885	31.8%	9,051	35.3%

•

The increase of $0.2 million in selling expense results primarily from approximately two additional months of Guardian operations in 2007 versus approximately one month of activity in 2006, partially offset by the reduction of headcount resulting from consolidation of acquired sales forces, a lower commission structure, as all sales employees were migrated to a universal plan, and a branding study that was conducted in 2006 and not repeated in 2007.

•

G&A expenses increased by $1.2 million for the six months ended June 30, 2007 as compared to the comparable period in 2006. The increase primarily relates to two additional months of Guardian in 2007 compared to one month operating activity in 2006, offset by the net gain of $0.8 million from disposal of Coastal wholesale business and Buffalo operations.

•

The $.2 million decrease in amortization and depreciation between periods results from the decrease associated with impairment of customer lists resulting from a reduction of accounts that were part of the customer lists previously purchased, and a decrease in amortization associated with the reduction of the customer list base, partially offset by the two additional months of expense related to Guardian in 2007 as compared to 2006.

Other Income (Expense):

	(dollars in thousands) For The Six Months Ended June 30,
	2007	2006
Other income (expense)	$(5,906)	$(4,412)

•

Other expense increased for the six months ended June 30, 2007 as compared to the same period in 2006 by approximately $1.5 million, primarily related to the change in the fair value of the derivative. For the six months ended June 30, 2006, the Company recorded $6.8 million of income related to the change in the fair value of the derivative and for the six months ended June 30, 2007 that amount was $2.0 million, a reduction in derivative income of $4.8 million. Partially offsetting this reduction in income was a decrease in interest expense, net of $3.3 million, which related to the amortization of the discount on the Notes, which were converted to Series A Convertible Preferred Stock in October 2006.

Income tax (benefit) expense from continuing operations:

	(dollars in thousands) For The Six Months Ended June 30,
	2007	2006
Income tax (benefit)	$(965)	$(1,517)

For the six months ended June 30, 2007, the Company realized a tax benefit of $1.0 million from continuing operations. The income tax benefit arises from certain deferred tax liabilities expected to reverse during fiscal 2007.

Discontinued Operations:

	(dollars in thousands) For The Six Months Ended June 30,
	2007	2006
(Loss) income from discontinued operations, net of income taxes	$(3,458)	$(590)
(Loss) gain on sale from discontinued operations, net of income taxes	(230)	1,013

Net (Loss) Gain	$(3,688)	$423

The $2.9 million increase in loss from discontinued operations resulted from:

•

A $0.5 million reduction in costs related to Construction operations, which improved on the strength of the first quarter results year over year with the completion of a problematic project. This reduction was partially offset by the second quarter costs associated with the completion of projects not sold, increased bad debt reserve collectability analysis of customer account receivables and notes, and costs to transition projects to purchasers.

•	A $3.2 million reduction to income resulting from the cessation of the SCGC ready-mix operations due to legal issues, and a negative inventory adjustment in the Dutch operations.

•	A $0.2 million reduction in the utilities division’s results of operation.

The $0.8 million decrease in gain (loss) on sale from discontinued operations results from:

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

Liquidity and Capital Resources

We expect to generate cash flow in excess of that required for operations and for interest payments. On March 12, 2007 we entered into an agreement to sell materially all of the assets of our construction division and on March 30, 2007 our Board of Directors decided to sell all our remaining non-core assets.

As of June 30, 2007, our liquidity and capital resources included cash and cash equivalents of $ 7.2 million, working capital of $9.8 million and available lines of credit of $2.2 million.

Cash flow used in operating activities for the six months ended June 30, 2007 was $2.7 million compared with $2.6 million used in operating activities for the six months ended June 30, 2006.

Net cash provided by investing activities was $5.4 million for the six months ended June 30, 2007, including proceeds from the sale of construction assets. Net cash used by investing activities was $59.0 million for the six months ended June 30, 2006, including $67 million for the Guardian acquisition, and the purchase of approximately $2.2 million of property, plant and equipment. Net cash provided by investing activities was $10.2 million which primarily related to the disposition of Antigua Masonry Products and Puerto Rico Concrete Company, two of our subsidiaries in the materials division, which are now included in discontinued operations, and the sale of our Boca Raton-based third-party monitoring operations.

Net cash used in financing activities for the six months ended June 30, 2007, was $0.4 million primarily to reduce outstanding borrowings under the revolver. Net cash provided by financing activities for the six months ended June 30, 2006, was $66.9 million, primarily from the proceeds resulting from the issuance of the Notes in the amount of $45.0 million and additional borrowing from the Company’s credit facility in the amount of $24.0 million. The net cash expenditure of $2.0 million related to the pay down of debt and other related debt costs. We estimate the capital expenditures for the year to be approximately $0.7 million, which will be primarily related to the integration of the back office systems and the refurbishment of our monitoring center in New York.

Our uses of cash over the next twelve months will be principally for working capital needs, capital expenditures and for debt service which consists primarily of estimated interest payments of $9.7 million on our outstanding senior debt.

Cash flows from discontinued operations are included in the consolidated statement of cash flows within operating, investing and financing activities. Cash flow from discontinued operations is expected to have a favorable impact on future liquidity as the Company converts $10.2 million of working capital into cash. The absence of future cash flows from discontinued operations is not expected to impact future liquidity or capital resources.

We believe we can fund our planned business activities during the next twelve months with the sources of cash described above. Our plan is to continue to sell the assets related to our discontinued operations to generate cash flows coupled with the ongoing collections of our accounts receivable. We anticipate that the continued integration of the back office processes related to our acquisitions will result in an increase in operating cash flow in our electronic security business.

On April 2, 2007, effective as of March 30, 2007, Devcon International Corp., a Florida corporation, entered into certain Forbearance and Amendment Agreements (the “Forbearance Agreements”) with each of certain institutional investors (the “Required Holders”) holding, in the aggregate, a majority of the Company’s previously-issued Series A Convertible Preferred Stock. The intent of the Forbearance Agreement was to amend certain terms of the Series A Convertible Preferred Stock. On June 29, 2007, the Company’s shareholders approved the Amended Certificate of Designations at the Company’s annual shareholder meeting. The Company filed the Amended Certificate of Designations and an amended and restated Registration Rights Agreement with the Secretary of State of Florida on July 13, 2007, effective as of such date. The Amended Securities Purchase Agreement contains terms similar to the original Securities Purchase Agreement entered into among the parties on February 10, 2006 except that one holder agreed to sell back to the Company warrants to purchase 1,284,067 shares of the Company’s common stock, par value $.10 (the “Common Stock”), and the parties thereto acknowledged and agreed that the Company’s dividend payment obligations with respect to the Series A Convertible Preferred Stock accruing prior to the Closing Date of the Amended Securities Purchase Agreement have been satisfied by adding such dividends to the Stated Value of the shares of Series A Convertible Preferred Stock. Thus, the Company now has the option of paying the dividends in kind and not deplete cash resources for these dividend payments. In addition, each of the parties to the Amended Securities Purchase Agreement waived certain Triggering Events (as defined in the Certificate of Designations) that may have occurred prior to the Closing Date, certain rights to receive Registration Delay Payments and certain other provisions set forth in the governing documents.

On April 3, 2007, an institutional investor who holds shares of the Company’s Series A Convertible Preferred Stock, but was not a party to the Forbearance Agreements, transmitted a notice of redemption to the Company alleging the Company failed to timely pay certain Registration Delay Payments constituting a Triggering Event which gave such investor the right to require the Company to redeem all shares of Series A Convertible Preferred Stock held by such investor. The Company disagrees that this investor has such redemption right and intends to vigorously contest the actions taken by this investor to enforce such alleged right. The investor holds shares of the Company’s Series A Convertible Preferred Stock with a face value equal to $7,000,000. The Company does not believe that a liability for any registration delay payments in accordance with the Registration Rights Agreement is warranted. On April 25, 2007, this investor filed a lawsuit in the United States District Court for the Southern District of New York and on July 16, 2007, this lawsuit was dismissed and discontinued without costs, and without prejudice to the right to reopen the action within 90 days if the settlement is not consummated. If the Company is unable to reach a mutually satisfactory settlement with this investor then the Company may need to arrange for alternative financing and its ability to obtain such financing cannot be assured at this time.

Our Credit Agreement contains a number of non-financial covenants imposing restrictions on the Company’s electronic security services division’s ability to, among other things i) incur more debt, ii) pay dividends, redeem or repurchase stock or make other distributions or impair the ability of any subsidiary to make such payments to the borrower; iii) use assets as security in other transactions, iv) merge or consolidate with others or v) guarantee obligations of others. The Credit Agreement also contains financial covenants that require the Company’s subsidiaries which comprise the electronic security services division to meet a number of financial ratios and tests. Failure to comply with the obligations in the Credit Agreement could result in an event of default, which, if not cured or waived, could permit acceleration of this indebtedness or of other indebtedness, allowing senior lenders to foreclose on the Company’s electronic security services assets. At June 30, 2007, the Company was in compliance with its debt covenant requirements.

At June 30, 2007, the Company had $11.4 million of unused facility under the Credit Agreement and $2.2 million of borrowing capacity. The effective interest on all debt outstanding was 11.08% and 10.9% for the six months ended June 30, 2007 and 2006, respectively.

Our credit facility includes two debt covenants which are tied to Recurring Monthly Revenue that could affect liquidity. At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. Our computation of recurring monthly revenue, or RMR, may not be comparable to other similarly titled measures of other companies, and RMR should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles. We believe that we will remain in compliance with both covenants in 2007:

•

Debt / Performing RMR (Revolving Credit Facility & Series A Convertible Preferred Stock) – As of June 30, 2007, we had eligible Performing RMR of $3.5 million and outstanding senior debt of $88.6 million (including accrued interest) or a ratio of 25.35x. Our proforma leverage ratio test for the Series A Convertible Preferred Stock, which will be calculated on a net debt basis, including proforma cash from the construction sale and the $45 million face value of the Series A Convertible Preferred Stock to Performing RMR is 35.85x. Given the continued stability of our customer base and the associated Performing RMR we believe that a material decline in either is unlikely during 2007.

•

Attrition rate (Revolving Credit Facility) – Our six month annualized attrition ratio as of June 2007 was 8.2% compared to a maximum permitted ratio of 11%. See tables below for our attrition rate trend over the last six months.

	Actual Period Attrition				Annualized 6-month Ratio %
	Accounts	Cancelled RMR	Net RMR Attrition*	Monthly Ratio %
January	1,006	35,333	29,437	10.2%	10.8%
February	771	25,742	22,253	7.6%	10.8%
March	3,427	28,262	22,693	7.8%	9.8%
April	766	26,617	29,072	10.0%	8.8%
May	760	20,480	36,519	12.5%	9.4%
June	1,214	24,218	3,363	1.2%	8.2%

* Net of change in RMR over 90 days and net of re-signs.

Customer account attrition has a direct impact on our results of operations since it affects our revenue, amortization expense and cash flows. We monitor attrition monthly and on a six month annualized basis. We define attrition as a ratio, the numerator of which is gross number of lost customer accounts for a given period, net of adjustments described below, and the denominator of which is the average number of accounts for a given period. In our calculation we make adjustments to lost accounts for the net change, either positive or negative, for accounts greater than 90 days and re-signs and net third party gains. Below is a rollforward of our RMR for the three months ended June 30, 2007 and 2006, respectively, and six months ended June 30, 2007 and 2006, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Beginning RMR Balance	$3,549,816	$3,962,614	$3,519,269	$2,471,491
RMR Added	60,273	96,290	122,963	161,627
Price Increase	52,454	(668)	95,349	7,992
RMR Loss (less Change of Ownership)	(67,791)	(137,127)	(150,581)	(192,606)

Net Gain/(Loss)	44,936	(41,505)	67,731	(22,987)
Acquired RMR	1,199	2,330	9,391	14,780
Accounts Lost/Charged Back	(399)	(929)	(839)	(2,404)
Special Events
Guardian/Mutual/Stat-Land Acquisition —	—	—	—	1,482,931
Sale of Wholesale Accounts	—	(333,724)	—	(333,724)
Loss of Boca Pointe	—	(47,280)	—	(68,580)

Ending RMR Balance	$3,595,552	$3,541,506	$3,595,552	$3,541,507

Critical Accounting Policies and Estimates

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48.

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

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of its management, including its acting Chief Executive Officer and its Chief Financial Officer, who is also acting as the Company’s Principal Financial and Accounting Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls

During the six months ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

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

In order to remediate the significant deficiencies and material weaknesses described above, the Company’s management and its Audit Committee continue to take the following steps:

•	Certain of the Company’s procedures have been formalized and documented with respect to review and oversight of financial reporting.

•	The Company has shortened the period between review cycles and continues to enhance certain mitigating controls which will provide additional analysis of financial reporting information.

•	The Company has implemented a financial reporting timeline and checklist process to assist in the timely gathering and review of financial information

•	The Company has hired additional qualified accounting staff with GAAP experience to provide development of additional review procedures and improved financial controls

•	The Company is integrating accounting staffs and systems between acquired subsidiaries to facilitate standardized financial accounting and reporting procedures

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

On July 16, 2007, the lawsuit was dismissed and discontinued without costs, and without prejudice to the right to reopen the action within 90 days, if the settlement is not consummated.

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

In May 2004, the Company advised Petit that the Company would possibly be removing its equipment within the time frames provided in our agreements and made a partial quarterly payment under the materials supply agreement. On June 3, 2004, Petit advised the Company in writing that Petit was terminating the materials supply agreement immediately because Petit had not received the full quarterly payment and also advised that Petit would not renew the 1999 lease when it expired on October 27, 2004. Petit refused to accept the remainder of the quarterly payment from us in the amount of $45,000.

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

•

A two-year lease of approximately 15 hectares of land, on which SCGC operated a crusher, ready-mix concrete plant and aggregates storage at a total cost of $100,000, which arrangement was entered into February 2005;

•

The granting of an option to SCGC to purchase two hectares of land prior to December 31, 2006 for $2 million, with $1 million due on each of September 30, 2006 and December 31, 2008, subject to the terms below:

•	In the event that SCGC exercised this option, Petit agreed to withdraw all legal actions against us and our subsidiaries;

•

In the event that SCGC did not exercise the option to purchase and Petit is subsequently awarded a judgment, SCGC has the option to offset approximately $1.2 million against the judgment amount and transfer ownership of the three hectare parcel purchased by SCGC back to Petit;

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

As of August 10, 2007, Petit has refused to accept the $1 million payment unless Devcon International Corp., the parent company, agrees to guarantee payment of the $1 million due on December 31, 2008. As Devcon International Corp. was not referenced in or party to the 2 Hectare Option, the Company believes that Petit’s request is without merit. Currently, the $1 million remains on deposit with the appropriate third-party escrow agent pending the outcome of this dispute.

Under the terms of the 15 Hectare Lease, Petit agreed that an adjacent 6,000 square meter parcel, on which SCGC’s aggregate wash plant, scale, maintenance building and administrative offices are located, was included. SCGC has been operating its aggregate wash plant, scale, maintenance building and administrative offices on the adjacent property without incident or dispute with Petit for several years. Subsequent to refusing to accept the $1 million option payment, Petit has taken steps to impede SCGC’s ability to access the 6,000 square meters of property, resulting in SCGC’s inability to access the aggregate wash plant, scale, maintenance building and administrative facilities required to carry out its mining operation. Petit now claims that the 6,000 square meters is located elsewhere on the parcel. During the first and second quarters of 2007, there were no mining operations and sales of mined aggregate to third parties was ceased. In late 2006, the Company began importing aggregate from third-party vendors in anticipation of the Petit non-compliance. In March 2007, Petit blocked access to our ready-mix operation. Accordingly, the ready-mix operation has ceased and the Company is attempting to enforce easements to the owned and leased parcels. Under St. Martin labor compensation laws, the Company does not incur the full cost of employee salaries if they are prevented from working under situations such as this dispute.

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

As of August 10, 2007, Petit has not complied with the court decision, and the Company has not been able to restart operations. SCGC has applied for and received approval of partial payroll subsidies from the relevant Saint Martin governmental agencies. The partial payroll subsidies will expire in January 2008, at which point SCGC may be obligated to pay approximately US$0.4 million in severance benefits.

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

Information about risk factors for the six months ended June 30, 2007, does not differ materially from those in set forth in Part I, Item 1A, of the Company’s annual report on Form 10-K/A for the fiscal year ended December 31, 2006.

The Company may have continued exposure related to the wind-down of its construction and materials divisions:

The Company may incur additional costs related to the transition and wind-down of its construction and materials operations. These costs may include costs to complete existing construction contracts, employee severance, employee related expenses and various remediation costs.

If we are not successful in reaching a settlement with one of the holders of our Series A Convertible Preferred Stock our liquidity position may be impacted.

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

On July 16, 2007, the lawsuit was dismissed and discontinued without costs, and without prejudice to the right to reopen the action within 90 days, if the settlement is not consummated.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Shareholders Meeting on June 29, 2007. The issues submitted to a vote of the security holders and the results of the voting are as follows:

1	Election of nine directors

Director	Votes For	Votes Against	Votes Withheld
Richard Rochon	9,049,563	—	389,567
Donald L. Smith, Jr.	9,049,563	—	389,567
Richard L. Hornsby	9,049,563	—	389,567
W. Douglas Pitts	9,049,563	—	389,567
Gustavo R. Benejam	9,049,563	—	389,567
Mario B. Ferrari	9,049,563	—	389,567
Per-Olof Loof	9,049,563	—	389,567
P. Rodney Cunningham	9,049,563	—	389,567
Donald K. Karnes	9,049,563	—	389,567

The Board consists of nine directors. All nominees were elected to serve for a one-year period.

2	Approval and adoption of the Company’s Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock

The other matter voted on at the Annual Meeting of Shareholders was the approval and adoption of the Company’s Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock. Tabulation of the votes was as follows:

Votes For	Votes Against	Votes Withheld
6,820,115	209,725	5,750

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits:
Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2007

By:	/s/ Richard Rochon
Richard Rochon, Acting Chief Executive Officer,
(on behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Robert W. Schiller
Robert W. Schiller, Chief Financial Officer,
(on behalf of the Registrant and as Principal Financial and Accounting Officer)

Exhibit Index

Exhibits No.	Description
Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.