Form 10-Q
period 2007-09-30
DEVCON INTERNATIONAL CORP
filed 2007-11-13
CIK 28452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 9, 2007 the number of shares outstanding of the registrant’s Common Stock was 6,235,612.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Part I Financial Information

Item 1.	Financial Statements

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts shown in thousands except share and per share data)

(Unaudited)

	September 30, 2007	December 31, 2006
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$3,849	$5,015
Accounts receivable, net of allowance for doubtful accounts of $(2,913) and $(2,026), respectively	11,482	18,288
Accounts receivable, related party	321	506
Notes receivable	1,020	2,617
Costs and estimated earnings in excess of billings	175	1,485
Prepaid expenses	1,676	1,501
Assets held for sale	2,314	844
Other current assets	9,270	10,257

Total current assets	30,107	40,513
Property, plant and equipment:
Land	53	369
Buildings	200	251
Leasehold improvements	1,836	1,759
Equipment	2,991	8,443
Furniture and fixtures	1,062	1,219
Construction in process	335	1,083

Total property, plant and equipment	6,477	13,124
Less accumulated depreciation	(2,538)	(1,842)

Total property, plant and equipment, net	3,939	11,282
Investments in unconsolidated joint ventures and affiliates	224	339
Notes receivable, net of current portion	382	1,926
Customer lists, net of amortization $(36,135) and $(24,367) respectively	59,389	70,788
Goodwill	76,489	76,577
Other intangible assets, net of amortization $(673) and $(425), respectively	2,542	2,790
Other long-term assets	12,447	8,682

Total assets	$185,519	$212,897

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

(Amounts shown in thousands except share and per share data)

(Unaudited)

	September 30, 2007	December 31, 2006
		(as restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade and other	$3,688	$6,664
Accrued operational fees and taxes	2,938	2,551
Accrued expenses and other liabilities	4,175	6,618
Deferred revenue	10,818	10,413
Accrued expense, retirement and severance	705	671
Current installments of long-term debt	52	76
Billings in excess of costs and estimated earnings	92	1,037
Derivative instruments	1,986	4,462
Income tax payable	120	286

Total current liabilities	24,574	32,778
Long-term debt, excluding current installments	94,449	89,202
Retirement and severance, excluding current portion	2,213	2,716
Long term deferred tax liability	1,236	5,018
Other long-term liabilities, excluding current portion	11,536	7,592

Total liabilities	$134,008	$137,306
Commitments and contingencies (Note 15)
Series A Convertible Preferred Stock, $1,000 stated value, 10,000,000 shares authorized, 38,000 and 45,000 shares outstanding in 2007 and 2006, respectively	38,195	41,168
Stockholders’ equity:
Common stock, $0.10 par value. Shares authorized 50,000,000, shares issued 6,235,612 in 2007 and 6,033,882 in 2006, shares outstanding 6,071,778 in 2007 and 6,033,848 in 2006	624	603
Additional paid-in capital	28,404	31,845
Retained (deficit) earnings	(13,900)	3,207
Accumulated other comprehensive loss – cumulative translation adjustment	(1,237)	(1,232)
Treasury stock, at cost, 163,834 and 34 shares in 2007 and 2006	(575)	—

Total stockholders’ equity	13,316	34,423

Total liabilities and stockholders’ equity	$185,519	$212,897

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For The Three Months Ended
	September 30, 2007	September 30, 2006
Revenue	$14,263	$13,845
Cost of Sales (exclusive of depreciation and amortization shown below):	6,143	6,236

Gross profit	8,120	7,609
Operating expenses
Selling	1,086	1,261
General and administrative	4,914	5,711
Depreciation and amortization	4,252	5,010

Operating loss	(2,132)	(4,373)
Other income (expense)
Interest expense	(2,619)	(5,983)
Interest income	39	49
Change in fair value of derivative instrument	364	496
Other	6	—

Loss from continuing operations before income taxes	(4,342)	(9,811)
Income tax (benefit)	(901)	(1,711)

Net loss from continuing operations	(3,441)	(8,100)
(Loss) from discontinued operations, net of income tax (benefit) expense of $(678) and $375 for the three months ended September 30, 2007 and 2006, respectively	(1,243)	(3,142)

Net loss	$(4,684)	$(11,242)
Preferred Dividends	(1,102)	—
Accretion of Preferred Stock	(710)	—

Net loss available for common stockholders	$(6,496)	$(11,242)

Basic (loss) per share:
Continuing operations	$(0.55)	$(1.34)
Discontinued operations	$(0.20)	$(0.52)
Net loss	$(0.75)	$(1.86)
Net loss available for common stockholders	$(1.05)	$(1.86)
Diluted (loss) per share:
Continuing operations	$(0.55)	$(1.34)
Discontinued operations	$(0.20)	(0.52)
Net loss	$(0.75)	$(1.86)
Net loss available for common stockholders	$(1.05)	$(1.86)
Weighted average number of shares outstanding:
Basic	6,202,769	6,033,879
Diluted	6,202,769	6,033,879

See accompanying notes to the unaudited condensed consolidated financial statements

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (continued)

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For The Nine Months Ended
	September 30, 2007	September 30, 2006
Revenue	$42,245	$39,451
Cost of Sales (exclusive of depreciation and amortization shown below):	18,237	17,490

Gross profit	24,008	21,961
Operating expenses
Selling	3,568	3,575
General & administrative	15,855	15,415
Depreciation and amortization	13,137	14,061

Operating loss	(8,552)	(11,090)
Other income (expense)
Interest expense	(7,918)	(17,512)
Interest income	115	175
Change in fair value of derivative instrument	2,308	7,315
Other	16	(35)

Loss from continuing operations before income taxes	(14,031)	(21,147)
Income tax (benefit)	(1,855)	(3,228)

Net loss from continuing operations	(12,176)	(17,919)
(Loss) income from discontinued operations, net of income tax (benefit) expense of $(726) and $395 for the nine months ended September 30, 2007 and 2006, respectively	(4,600)	(3,524)
(Loss) gain on disposal of discontinued operations, net of income tax expense of $ 0 and $ 0 for the nine months ended September 30, 2007 and 2006, respectively	(331)	1,013

Net loss	$(17,107)	$(20,430)
Preferred Dividends	(3,319)	—
Accretion of Preferred Stock	(1,130)	—

Net loss available for common stockholders	$(21,556)	$(20,430)

Basic (loss) per share:
Continuing operations	$(1.96)	$(2.98)
Discontinued operations	$(0.79)	$(0.42)
Net loss	$(2.75)	$(3.40)
Net loss available for common stockholders	$(3.47)	$(3.40)
Diluted (loss) per share:
Continuing operations	$(1.96)	$(2.98)
Discontinued operations	$(0.79)	$(0.42)
Net loss	$(2.75)	$(3.40)
Net loss available for common stockholders	$(3.47)	$(3.40)
Weighted average number of shares outstanding:
Basic	6,210,180	6,023,075
Diluted	6,210,180	6,023,075

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2007

(Amounts shown in thousands except share and per share data)

(Unaudited)

	Common Stock		Additional	Retained	Accumulated Other		Total
	Issued Shares	Amount	Paid-in Capital	Earnings (Deficit)	Comprehensive Loss	Treasury Stock	Stockholders’ Equity
Balance at Dec 31, 2006 (as restated)	6,033,882	$603	$31,845	$3,207	$(1,232)	$—	$34,423
Comprehensive (loss)
Net loss				(17,107)			(17,107)
Foreign currency translation adjustment					(5)		(5)

Comprehensive (loss)				(17,107)	(5)		(17,112)
Issuance of common stock for payment of preferred stock dividends	132,780	14	756				770
Repurchase of 163,800 shares						(575)	(575)
Accretion of deferred issuance and debt discount costs			(1,130)				(1,130)
Dividends payable			(3,319)				(3,319)
Exercise of stock options	68,950	7	116				123
Stock-based compensation expense			136				136

Balance at September 30, 2007 (unaudited)	6,235,612	$624	$28,404	$(13,900)	$(1,237)	$(575)	$13,316

See accompanying notes to the unaudited condensed consolidated financial statements

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For The Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net loss	$(17,107)	$(20,430)
Adjustments to reconcile net loss to net cash (used in) operating activities:

Stock-based compensation expense	136	175
Depreciation and amortization	13,172	16,815
Loan origination cost amortization	301	751
Deferred income tax (benefit)	(1,400)	(4,156)
Provision for doubtful accounts and notes	648	327
Loss (gain) on sale of property and equipment	88	(2,802)
Minority interest in gain (loss) of consolidated subsidiaries	—	35
Loss on sale of disposition of business	262	—
Change in fair value of derivative financial instrument	(2,308)	(7,305)
Amortization of debt discount	—	7,696
Impairment of long lived assets	203	389
Changes in operating assets and liabilities:
Accounts receivable	6,104	(307)
Accounts receivable – related party	—	(47)
Notes receivable	162	(357)
Notes receivable – related party	—	2,160
Costs and estimated earnings in excess of billings	1,309	1,102
Costs and estimated earnings in excess of billings, related party	—	20
Prepaid expenses and other current assets	(2,090)	(604)
Other long-term assets	(3,766)	(882)
Accounts payable, accrued expenses and other liabilities	(2,603)	(2,683)
Accrued loss-related party construction contract	—	341
Deferred revenue	404	1,727
Billings in excess of costs and estimated earnings	(945)	1,423
Billings in excess of costs and estimated earnings, related party	—	387
Income tax payable	(166)	(463)
Other long-term liabilities	3,531	3,616

Net cash (used in) operating activities	$(4,065)	$(3,072)

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For The Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from investing activities:
Purchases of property, plant and equipment	$(1,182)	$(4,313)
Cash used in business acquisition and purchase of customer lists, net of cash acquired	(303)	(66,296)
Proceeds from disposition of property, plant and equipment	470	1,127
Proceeds from disposition of business	5,033	9,733
Payments received on notes related to the sale of assets	1,627	44
Investments in unconsolidated joint ventures	115	—

Net cash provided by (used in) investing activities	$5,760	$(59,705)
Cash flows from financing activities:
Proceeds from issuance of common stock	123	138
Repurchase of treasury shares	(575)	—
Proceeds from issuance of notes	—	45,000
Net borrowing from revolving credit facility	5,800	23,786
Buyback of warrants	(167)	—
Payment of debt issuance costs	(555)	(4,240)
Redemption of Series A Convertible Preferred Stock	(7,422)	—
Principal payments on debt	(22)	(1,725)

Net cash (used in) provided by financing activities	$(2,818)	$62,959
Effect of exchange rate changes on cash	(43)	(108)

Net (decrease) increase in cash and cash equivalents	$(1,166)	$74
Cash and cash equivalents, beginning of year	5,015	4,634

Cash and cash equivalents, end of period	$3,849	$4,708

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,643	$6,302

Cash paid for income taxes	$286	$537

Supplemental non-cash disclosures:
Offset of note receivable against accounts payable	$1,359	$130

Issuance of Warrants	$—	$1,256

Issuance of common stock in lieu of cash payment of dividends payable related to Series A Convertible Preferred Stock	$770	$—

Reclassification of dividends payable in-kind to Series A Convertible Preferred Stock	$2,897	$—

Reclassification of property, plant and equipment to assets held for sale	$2,364	$844

Reclassification from assets held for sale to notes receivable	$233	$—

Reclassification of notes receivable to other assets	$525	$—

Accretion of deferred financing costs and debt discount charged to additional paid-in capital	$1,130	$—

Accrued dividends charged to additional paid-in capital	$3,319	$—

See accompanying notes to the unaudited condensed consolidated financial statements

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2007

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

The unaudited condensed consolidated financial statements for the nine months ended September 30, 2007 and 2006 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal reoccurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2007, and the results of its operations and cash flows for the three months ended September 30, 2007 and 2006, and the nine months ended September 30, 2007 and 2006.

Certain prior year amounts have been restated or reclassified to conform to the current period presentation.

Background of Restatement

During the fourth quarter of 2007, the Company will be filing an amendment to its Form 10-K/A for the year ended December 31, 2006 and its Form 10Q for the three months ended March 31, 2007 and the six months ended June 30, 2007. The Company is in the process of reviewing the fair market valuation and accounting treatment of certain derivative liabilities as well as the carrying value of the related Series A Convertible Preferred Stock, par value $.10 (“Preferred Stock”). The substantive changes to be reflected in such amendments will be (1) the re-valuation of the derivative liability 2) adjustment to the carrying value of the Preferred Stock and 3) reclassification of Preferred Stock dividends payable and accretion charges to net loss available for common shareholders.

Valuation of Derivative Liability

On October 20, 2006, pursuant to the terms of the Securities Purchase Agreement, as amended (“SPA”), the private placement investors received, in exchange for the Notes, an aggregate of 45,000 shares of Preferred Stock, par value $.10 per share, with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share. Upon the issuance of the Preferred Stock, the following embedded derivatives were identified within the Preferred Stock: i) the ability to convert the Preferred Stock for common stock; ii) the option of the Company to satisfy dividends payable on the Preferred Stock in common stock in lieu of cash; iii) the potential increase in the dividend rate of the Preferred Stock in the event a certain level of net cash proceeds from the sale of the construction and material division assets are not realized within a specified time frame (referred to as the legacy asset rate adjustment) and (iv) a change in control redemption right. The embedded derivatives within the Preferred Stock were bifurcated and valued as a single compound derivative liability at $5.8 million at the date of issuance. Upon further review it was concluded that the valuation model used did not properly address a capping feature in the conversion option. Using a binomial model it was concluded that the embedded derivatives within the Preferred Stock that were bifurcated should have been valued at $0.5 million. At December 31, 2006, this adjustment impacted the carrying value of the Preferred Stock, as well as interest expense.

Reclassification of Dividends Payable and Accretion Charges

The Preferred Stock accrues dividends in accordance with the SPA. The dividends accrued for the three and six months ended March 31, 2007 and June 30, 2007 were incorrectly charged to interest expense instead of deducted from net loss available for common stockholders in accordance with FASB Statement No. 128, Earnings per Share. The accretion of the discount on the Preferred Stock was also incorrectly charged to interest expense instead of deducted from net loss available for common stockholders. In addition, issuance expenses related to preferred stock with redemption features that are not classified as liabilities in accordance with FASB Statement No. 150, Financial Instruments with Characteristics of Both Liabilities and Equity, should be deducted from such preferred stock or from additional paid-in capital arising in connection with the sale of the stock. The accretion should be charged to retained earnings (unless declared out of paid-in capital). Therefore, the amortization of the issuance costs related to the Preferred Stock was reclassified from interest expense and deducted from net loss available for common stockholders. These amounts have been properly presented for the three and nine months ended September 30, 2007.

The effect of the foregoing on the Company’s consolidated balance sheet at December 31, 2006 is expected to be as follows (000s):

Consolidated Balance Sheet:

	Derivative Liability	Long-term Deferred Tax Liability	Series A Convertible Preferred Stock	Retained Earnings
As originally reported	$8,390	$4,682	$35,873	$4,910
Adjust the estimated fair market value of the derivative	(3,928)	—	5,267	(1,339)
Adjustment to true up the Discount on Series A Convertible Preferred Stock	—	—	28	(28)

Tax effect of restatement adjustments	—	336	—	(336)

As restated	$4,462	$5,018	$41,168	$3,207

Certain balance sheet amounts at December 31, 2006 have been restated to reflect the effect of the foregoing.

(2) SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes” and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. In connection with our adoption of FIN No. 48, we analyzed the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on our condensed consolidated financial statements upon adoption of FIN No. 48 on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the three and nine months ended September 30, 2007 as a result of implementing FIN 48, or FSP FIN 48-1. In accordance with FIN 48, the Company adopted the policy of recognizing penalties in selling, general and administrative expenses and interest, if any, related to unrecognized tax positions as income tax expense.

Capitalized Software

The Company accounts for internal-use software development costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Cost of Software Developed or Obtained for Internal Use,” or SOP 98-1. SOP 98-1 specifies that software costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use is charged to technology development expense as incurred until the project enters the application development phase. Costs incurred in the application development phase are capitalized and will be depreciated using the straight-line method over an estimated useful life of three years, beginning when the software is ready for use. During the three and the nine months ended September 30, 2007 and 2006, the amounts capitalized were insignificant.

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

(4) LIQUIDITY

On April 2, 2007, effective as of March 30, 2007, Devcon International Corp., entered into certain Forbearance and Amendment Agreements (the “Forbearance Agreements”) with each of certain institutional investors (the “Required Holders”) holding, in the aggregate, a majority of the Company’s previously-issued Preferred Stock. The intent of the Forbearance Agreements was to amend certain terms of the Preferred Stock. On June 29, 2007, the Company’s shareholders approved the Amended Certificate of Designations at the Company’s annual shareholder meeting. The Company filed the Amended Certificate of Designations and an amended and restated Registration Stock Rights Agreement with the Secretary of State of Florida on July 13, 2007, effective as of such date (“Closing Date”). The Amended SPA contains terms similar to the original SPA entered into among the parties on February 10, 2006, except that one holder agreed to sell back to the Company warrants to purchase 1,284,067 shares of the Company’s common stock, and the parties thereto acknowledged and agreed that the Company’s dividend payment obligations with respect to the Preferred Stock accruing prior to the Closing Date of the Amended SPA have been satisfied by adding such dividends to the Stated Value of the shares of Preferred Stock. Thus, the Company now has the option of paying the dividends in kind and not to deplete cash resources for these dividend payments. At September 30, 2007, approximately $2.9 million of dividends accrued were paid-in-kind and reclassified to the carrying value of the Preferred Stock. In addition, each of the parties to the Amended SPA waived certain Triggering Events (as defined in the Certificate of Designations) that may have occurred prior to the Closing Date, certain rights to receive Registration Delay Payments and certain other provisions set forth in the governing documents.

On April 3, 2007, an institutional investor who held shares of the Company’s Preferred Stock, but was not a party to the Forbearance Agreements, transmitted a notice of redemption to the Company alleging the Company failed to timely pay certain Registration Delay Payments constituting a Triggering Event which gave such investor the right to require the Company to redeem all shares of Preferred Stock held by such investor. The Company disagreed with this investor. The investor held shares of the Company’s Preferred Stock with a face value equal to $7.0 million. On April 25, 2007, this investor filed a lawsuit in the United States District Court for the Southern District of New York. The Company did not believe that a liability for any registration delay payments in accordance with the Registration Rights Agreement was warranted.

On September 25, 2007, certain subsidiaries (the “Borrowers”) of the Company entered into a Consent and Fifth Amendment (the “Fifth Amendment”) with CapitalSource Finance LLC (“CapitalSource”). The Fifth Amendment to the Credit Agreement dated as of November 10, 2005, as amended, increased the total commitment to $105.0 million from $100.0 million (with the borrowers having the ability to increase this commitment further to $125.0 million), extended the maturity date of the Credit Agreement to September 25, 2010, and adjusted the interest rate and certain financial and other covenants provided therein.

The proceeds from the Credit Agreement were used to partially fund the redemption of certain shares of the Company’s Preferred Stock in connection with settlement arrangements the Company had entered into to settle all claims set forth in the lawsuit (the “Lawsuit”) previously disclosed under the caption “Preferred Stockholder” in “Item 3—Legal Proceedings” of the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 30, 2007. On September 28, 2007, the total amount paid by the Company upon redemption of the shares was $7.4 million, which included accrued dividends since January 1, 2007. (See Note 7-Debt).

(5) ACQUISITIONS

On March 6, 2006, the Company completed the acquisition of Guardian International, Inc. (“Guardian”) under the terms of an Agreement and Plan of Merger, dated as of November 9, 2005, between the Company, an indirect wholly-owned subsidiary of the Company and Guardian in which the Company acquired all of the outstanding capital stock of Guardian for an estimated aggregate cash purchase price of approximately $65.5 million, excluding transaction costs of $1.7 million. This purchase price consisted of (i) approximately $24.6 million paid to the holders of the common stock of Guardian, (ii) approximately $23.3 million paid to redeem two series of Guardian’s preferred stock, (iii) approximately $13.3 million used to assume and pay specified Guardian debt obligations and expenses and (iv) approximately $1.0 million used to satisfy specified expenses incurred by Guardian in connection with the merger. The balance of the purchase consideration, approximately $3.3 million, was placed in escrow. Subject to reconciliation based upon RMR and net working capital levels as of closing and subject to other possible adjustments, Guardian common shareholders received a partial pro-rata distribution from escrow in July 2006, with the balance pending resolution of certain specific income tax matters. In September 2007, the income tax matters were resolved and the remaining balance in escrow of $0.3 million was distributed to the Guardian common shareholders.

In order to finance the acquisition of Guardian, the Company increased the amount of cash available under its CapitalSource Revolving Credit Facility from $70 million to $100 million and used $35.6 million under this facility, together with the net proceeds from the issuance of notes and warrants, to purchase Guardian and repay the $8 million CapitalSource Bridge Loan. The Company issued to certain investors, under the terms of the SPA dated as of February 10, 2006, an aggregate principal amount of $45 million of notes. On October 20, 2006, the notes were exchanged for Preferred Stock (See Note 9-Preferred Stock).

The Company recorded the acquisition using the purchase method of accounting. The purchase price allocation is based upon a valuation study as to fair value. Additionally, the purchase price allocation reflects adjustments since the acquisition date resulting from information subsequently obtained to complete an estimate of the fair value of the acquired assets and liabilities. Through September 30, 2007, the net effect of those adjustments was $2.9 million of additional value allocated to goodwill, primarily related to the estimated value of deferred tax liabilities. The 2006 results of operations included for the acquisition are for the period March 6, 2006 to September 30, 2006, as compared to results of operations for the nine months ended September 30, 2007.

The purchase price allocation was as follows:

Purchase Price Allocation-Guardian

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

The following table shows the proforma consolidated results of the Company and Guardian, as though the Company had completed this acquisition at the beginning of the 2006 fiscal year:

Proforma Statement of Acquisition

Proforma Statement of Acquisition

For the Nine Months Ended September 30, 2006

Revenue	$44,497
Net loss	$(17,234)
Loss per common share – basic	$(2.86)
Loss per common share – diluted	$(2.86)
Weighted average shares outstanding:
Basic	6,023,075
Diluted	6,023,075

(6) DISCONTINUED OPERATIONS

On March 30, 2007, the Company’s Board of Directors passed a resolution which authorized management to sell the remaining assets of the Construction, Materials and Utilities Divisions upon such terms and conditions, including price, as management determined to be appropriate. The Board resolution provided the Company’s management with the authority and commitment to establish a plan to sell these assets, some of which have been sold with the remaining assets being immediately available for sale. The Company is seeking to identify potential buyers which we expect to finalize within one year of the date of the board resolution. Therefore, in accordance with FASB No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets (“FASB No. 144”)”, as of September 30, 2007, the Company has classified the related assets as held for sale and the related operations have been treated as discontinued operations for all periods presented.

On March 21, 2007, the Company completed the transactions contemplated by a certain Asset Purchase Agreement, dated as of March 12, 2007 (“Asset Purchase Agreement”), by and between the Company and BitMar Ltd., a Turks and Caicos corporation and successor-in-interest to Tiger Oil, Inc., a Florida corporation (“Purchaser”), consisting of the sale of fixed assets, inventory and customer lists constituting a majority of the assets of the Company’s construction division (“Construction Division”), for approximately $5.3 million, subject to a holdback of $525,000 to be retained for resolution of certain indemnification matters in the form of a non-negotiable promissory note bearing a term of 120 days. As of September 30, 2007, the promissory note was applied to reduce amounts the Company owed to the Purchaser. The Company retained working capital of $8.0 million, including approximately $1.7 million in notes receivable, as of March 31, 2007. The majority of the Company’s leasehold interests were retained by the Company with the Purchaser assuming only the Company’s shop location at Southwest 10th Street, Deerfield Beach, Florida and entering into a 90-day sublease of the headquarters of the Construction Division located at 1350 East Newport Center Drive in Deerfield Beach, Florida. As of June 27, 2007, the Company has entered into an extended sublease agreement beyond the original 90 day period with the Purchaser. In addition, the Company entered into a three-year noncompetition agreement under the terms of which the Company agreed not to engage in business competitive with that of the Construction Division in any country, territory or other area bordering the Caribbean Sea and the Atlantic Ocean (“Territory”), excluding any production and distribution of ready-mix concrete, crushed stone, sand, concrete block, asphalt and bagged cement throughout the Territory and also agreed to other standard provisions concerning the non-solicitation of customers and employees of the Construction Division. In addition, Seller and Purchaser entered into a Transition Services Agreement under the terms of which, Seller agreed to make available certain of Seller’s employees and independent contractors and other non-employees to assist Purchaser with the operation of the Construction Division through September 16, 2007. As of September 30, 2007, the Transition Services Agreement has been informally extended between the parties.

As a result of this transaction, in the fourth quarter of 2006, the Company recognized an impairment charge on the construction assets of approximately $2.8 million. An additional loss on the sale of these assets of $261,828 was recorded during the nine months ended September 30, 2007 upon final transfer of assets to the Purchaser. The Company established an accrued liability of $201,659 for the Deerfield lease in accordance with FASB No. 146 “Accounting for Costs Associated with Exit or Disposal Activities (“FASB No. 146”).” At September 30, 2007, the related unpaid balance was $177,678. This accrued liability is included in other long term liabilities in the accompanying condensed consolidated balance sheet and charged to discontinued operations. The Company also accrued employee severance and retention costs in accordance with FASB No. 146. This amounted to $759,742 and the severance portion was included in accrued expense, retirement and severance and the payroll related benefits were included in accrued expenses and other liabilities. All of these amounts were charged to discontinued operations. During the three months ended September 30, 2007, the Company accrued an additional $391,000 which comprised of costs associated with additional contingencies, unanticipated jurisdictional employment requirements, and costs associated with closure of certain plant facilities. For the nine months ended September 30, 2007, the Company made payments of $1,106,003 related to these charges. At September 30, 2007, the related unpaid severance balance amounted to $50,305.

As of February 28, 2007 the Purchaser assumed performance of the contracts transferred pursuant to the sale agreement, (i.e., all rights, benefits, duties and obligations for work performed after this date become the responsibility of the Purchaser). The Company will continue to recognize revenue of these contracts during this interim period. In these cases the Purchaser will be performing as a subcontractor, for which the Purchaser has indemnified the Company from any new contract completion risks relating to these contracts.

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

On March 2, 2006, the Company entered into a Stock Purchase Agreement with A. Hadeed or his nominee and Gary O’Rourke, under which the Company completed the sale of all of the issued and outstanding common shares of Antigua Masonry Products (“AMP). In connection with this sale, the purchasers acknowledged that preferred shares of AMP with a face value equal to EC 1,436,485 (US $532,032) as of the date of the sale (collectively, the “AMP Preferred Shares”) were outstanding and owned beneficially and of record by certain third parties and that such AMP Preferred Shares were reflected as debt on AMP’s books and records. The purchasers further acknowledged that their acquisition of AMP was subject to the AMP Preferred Shares and that the purchasers have sole responsibility of satisfying and discharging all obligations represented by such AMP Preferred Shares. Under the terms of this Stock Purchase Agreement, the purchasers acquired 493,051 common shares of AMP for a purchase price equal to $5.1 million, subject to certain adjustments. This purchase price was paid entirely in cash. In addition, the transaction included transfers of certain assets from the Antigua operations to the Company, as well as pre-closing transfers to AMP of certain preferred shares in AMP that were owned by the Company.

The accompanying Condensed Consolidated Statements of Operations for all the quarters presented have been adjusted to classify all non-electronic security services divisions as discontinued operations. Selected statement of operations data for the Company’s discontinued operations is as follows:

	(dollars in thousands) For the three months Ended September 30,		(dollars in thousands) For the nine months Ended September 30,
	2007	2006	2007	2006
Total Revenue	$3,335	$12,279	$17,901	$42,618
Pre-tax (loss) from discontinued operations	(1,921)	(2,767)	(5,326)	(3,129)
Pre-tax (loss) gain on disposal of discontinued operations	—	—	(331)	1,013

(Loss) before income taxes	(1,921)	(2,767)	(5,657)	(2,116)
Income tax (benefit) provision	(678)	375	(726)	395

(Loss) from discontinued operations, net of tax	$(1,243)	$(3,142)	$(4,931)	$(2,511)

A summary of the total assets of discontinued operations included in the accompanying condensed consolidated balance sheet is as follows:

	(dollars in thousands)
	September 30, 2007	December 31, 2006

		(as restated)
Cash	$1,531	$1,953
Accounts receivable, net of allowance	3,577	8,416
Notes receivable, net	901	2,162
Inventory	1,795	1,730
Other assets	3,507	5,761
Assets held for sale	2,314	757
Property and equipment, net	—	8,333

Total assets	$13,625	$29,112

(7) DEBT

	(in thousands)
	September 30, 2007	December 31, 2006
Installment notes payable in monthly installments through 2008, bearing interest at a weighted average rate of 6.7% and secured by equipment with a carrying value of approximately $250,000	$81	$158
Secured note payable due September 25, 2010, bearing interest at the LIBOR rate plus a margin ranging from 3.75% to 5.75%	94,420	89,120

Total debt outstanding	$94,501	$89,278
Total current maturities on long-term debt	$52	$76

Total long-term debt excluding current maturities	$94,449	$89,202

On February 10, 2006, the Company issued to certain investors, under the terms of the SPA, an aggregate principal amount of $45 million of notes (the “Notes”) along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share. In order to finance the acquisition of Guardian, which took place on March 6, 2006, the Company increased the amount of cash available under its Credit Agreement from $70 million to $100 million and used $35.6 million under this facility together with the net proceeds from the issuance of the notes and warrants to purchase Guardian and repay the $8 million CapitalSource Bridge Loan Agreement.

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

In October and November 2006, the Company was not in compliance with certain financial covenants and on December 29, 2006, obtained a waiver and third amendment to the Credit Agreement that waived these breaches and amended the following provisions of the Credit Agreement; (i) increased the maximum leverage ratio from 26.0x to 1.0 to 26.6x to 1.0 (ii) reduced the minimum fixed charge coverage ratio from 1.25 to 1.0 to 1.15 to 1.0 and (iii) increased the maximum capital expenditures from $1.5 million to $1.75 million. As a result of this waiver and third amendment, at December 31, 2006, the Company was in compliance with the covenants of the Credit Agreement. On May 10, 2007, the Company received a fourth amendment to the Credit Agreement which amended the fixed charge coverage ratio calculation from using interest paid in cash to accrued interest.

On September 25, 2007, certain subsidiaries (the “Borrowers”) of the Company entered into a Consent and Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement with CapitalSource Finance LLC (“CapitalSource”). The Fifth Amendment to the

Credit Agreement dated September 25, 2007, increased the total commitment to $105.0 million from $100.0 million (with the Borrowers having the ability to increase this commitment further to $125.0 million), extended the maturity date of the Credit Agreement to September 25, 2010, increased the Maximum Leverage Ratio to 28.0x, amended Minimum Fixed Charge Coverage Ratio to be 1.25 to 1.0 after June 30, 2008, and certain financial and other covenants provided therein. The Company incurred debt issuance costs amounting to $0.7 million, consisting primarily of commitment fees. These debt issuance costs are being amortized over the term of the loan using the effective interest rate method. The Company’s effective interest rate at September 30, 2007 and 2006 was 11.5% and 11.2%, respectively. At September 30, 2007, the Company was in compliance with the debt covenant requirements.

At September 30, 2007, the Company had $10.6 million of unused facility under the Credit Agreement and $2.5 million of borrowing capacity. The effective interest rate on all debt outstanding was 11.5% and 11.2% for the nine months ended September 30, 2007 and 2006, respectively.

(8) PREFERRED STOCK

On February 10, 2006, the Company issued to certain investors, under the terms of the SPA Notes along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share.

On October 20, 2006, pursuant to the terms of the SPA, the private placement investors received, in exchange for the Notes, an aggregate of 45,000 shares of Preferred Stock, par value $0.10 per share with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share for each share of Preferred Stock.

The Preferred Stock has an 8% dividend rate payable quarterly in cash or stock at the option of the Company, on April 1, July 1, October 1 and January 1. The dividend rate is subject to adjustment as defined in the SPA. The Preferred Stock is convertible into the Company’s common stock at a price of $9.54 or 90% of the lowest Closing Bid Price for the last 3 trading days, if in default. The conversion price is subject to adjustment for anti-dilution transactions, as defined. Shares may be redeemed in cash if 1) the shares are not registered, 2) at maturity on or about October 20, 2012, in three equal installments payable in cash on the 4th, 5th and 6th anniversary of the issuance date, 3) at the option of the holder, for cash, on May 11, 2009 or 4) at the option of the Company, for cash, on or after May 11, 2009. The Preferred Stock has a mandatory conversion into common stock, at the option of the Company, after 2 years from date of issuance, if the common stock price exceeds 175% of the conversion price for 60 consecutive trading days.

The Preferred Stock was issued at a discount of $0.5 million on October 20, 2006. The Company is amortizing the discount over the term of the Preferred Stock using the effective interest rate method. The Preferred Stock is classified outside stockholders’ equity as it may be mandatorily redeemable at the option of the holder or upon the occurrence of an event that is not solely within the control of the Company. Any preferred dividends, as well as the accretion of the $0.5 million discount are deducted from net income (loss) available for common stockholders. The Preferred Stock is accreted to its liquidation value based on the effective interest rate method over the period to the earliest redemption date. The accretion of the discount is charged to retained earnings (if a deficit balance, then the charge is to additional paid-in capital). For the three and nine months ended September 30, 2007, the amortization of the discount on the Preferred Stock amounted to less than $0.1 million and $0.1 million, respectively, and was charged to net loss available for common stockholders. At September 30, 2007 and December 31, 2006, the unamortized portion of the Preferred Stock discount amounted to $0.3 million and $0.5 million, respectively. In addition, in connection with entering into the Notes, Warrants and Preferred Stock arrangements, the Company paid fees totaling $3.9 million. These fees were accounted for as deferred issuance costs and are amortized on a straight line basis over 4.0 years. Amortization expense related to these deferred financing costs amounted to $0.2 million for the three months ended September 30, 2007 and 2006, and $0.5 million and $0.4 million for the nine months ended September 30, 2007 and 2006, respectively. Subsequent to the conversion of the Notes, these amounts were charged to additional paid-in capital and deducted from net loss available for common stockholders. The unamortized balance of deferred issuance costs at September 30, 2007 and December 31, 2006, amounted to $2.4 million and $3.3 million, respectively, and are recorded as a reduction of the carrying value of the Preferred Stock in the accompanying consolidated balance sheet. In addition, the Company determined that the Preferred Stock has several embedded derivatives that met the requirements for bifurcation at the date of issuance. (See Note 9-Derivative Instruments.)

The issuance of the Preferred Stock and of the Warrants could cause the issuance of greater than 20% of the Company’s outstanding shares of common stock upon the conversion of the Preferred Stock and the exercise of the Warrants. The creation of a new class of preferred stock was subject to shareholder approval under Florida law, while, for various reasons related to the potential issuance of greater than 20% of the Company’s outstanding shares of common stock, the issuance of the Preferred Stock required shareholder approval under the rules of NASDAQ. Holders of more than 50% of the Company’s common stock approved the foregoing. The approval became effective after the Securities and Exchange Commission rules and regulations relating to the delivery of an information statement on Schedule 14C to our shareholders was satisfied.

On April 2, 2007, effective as of March 30, 2007, the Company entered into the Forbearance Agreements with certain institutional investors (the “Required Holders”) holding, in the aggregate, a majority of the Company’s previously issued Preferred Stock.

Under the terms of these Forbearance Agreements, the Required Holders agreed that for a period of time ending no later than January 2, 2008, they would each refrain from taking any remedial action with respect to the Company’s failure (the “Effectiveness Failure”) to have declared effective by the Securities and Exchange Commission a registration statement registering the resale of the shares of the Company’s common stock underlying the Preferred Stock and Warrants as required by a Registration Rights Agreement, dated February 10, 2006, by and between the Company, the Required Holders and the remaining holder of the Preferred Stock

(the “Registration Rights Agreement”). The parties also agreed to refrain from declaring the occurrence of any “Triggering Event” with respect to the Effectiveness Failure and from delivering any Notice of Redemption at Option of Holder with respect thereto or demanding any amounts due and payable with respect to the Effectiveness Failure, including without limitation, any Registration Delay Payments.

The Forbearance Agreements also contain agreements to amend the governing Certificate of Designations to revise certain terms of the Preferred Stock, including, without limitation, a reduction in the conversion price of the Preferred Stock to $6.75, allowance for the accrual of dividends on the Preferred Stock at a rate equal to 10% per annum, which dividends may be payable in-kind, and a revision of the definition of the Leverage Ratio. The revised definition shall provide for the Leverage Ratio to be calculated as a multiple of recurring monthly revenue (“Performing RMR”) as opposed to EBITDA and a revision of the Maximum Leverage Ratio covenant to require the Maximum Leverage Ratio to equal 38x Performing RMR, commencing on June 30, 2008. The parties to the Forbearance Agreement also agreed to allow dividends to accrue but not be payable until the expiration of the Forbearance Period. At December 31, 2006, the Company accrued $0.9 million of dividends payable which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2007, $1.1 million and $3.3 million, respectively, of dividends payable were declared from and charged to additional paid-in capital and deducted from net loss available for common shareholders.

Pursuant to the terms of these Forbearance Agreements, the Company agreed to submit to its shareholders for approval at the Company’s annual shareholder meeting a form of Amended and Restated Certificate of Designations (the “Amended Certificate of Designations”) setting forth certain revised terms of the Preferred Stock as described in the Forbearance Agreements, as previously announced by the Company.

On June 29, 2007, the Company’s shareholders approved the Amended Certificate of Designations at the Company’s annual shareholder meeting. The Company filed the Amended Certificate of Designations with the Secretary of State of Florida on July 13, 2007, effective as of such date. In connection with the filing of the Amended Certificate of Designations, the Company and the parties to the Forbearance Agreements entered into the Amended SPA and the Amended and Restated Registration Rights Agreement. The Amended SPA contains terms similar to the original SPA entered into among the parties on February 10, 2006, except that one holder agreed to sell back to the Company warrants to purchase 1,284,067 shares of the Company’s common stock, and the parties thereto acknowledged and agreed that the Company’s dividend payment obligations with respect to the Preferred Stock accruing prior to the Closing date (July 13, 2007) of the Amended SPA have been satisfied by adding such dividends to the Stated Value of the shares of Preferred Stock. Thus, the Company now has the option of paying the dividends in-kind and not to deplete cash resources for these dividend payments. At September 30, 2007, approximately $2.9 million of accrued dividends were paid in-kind and reclassified to the carrying value of the Preferred Stock. The carrying value of the Preferred Stock at September 30, 2007, and December 31, 2006, was $38.2 million and $41.2 million, respectively.

On September 28, 2007, the Company redeemed 7,000 shares of the Company’s Preferred Stock at $1,000 stated value per share, in connection with previously disclosed settlement arrangements the Company had entered into to settle all claims set forth in the lawsuit (the “Lawsuit”) previously disclosed under the Caption “Series A Convertible Preferred Stockholder” in “Item 3—Legal Proceedings” of the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 30, 2007, the total amount paid by the Company upon redemption of the shares was $7.4 million, which included accrued dividends since January 1, 2007.

In connection with the redemption of the Preferred Stock, for the three months ended September 30, 2007, the Company charged to additional paid-in-capital $0.4 million of unamortized deferred issuance costs and $0.1 million of unamortized discount related to the pro-rata portion of the Preferred Stock that was redeemed.

(9) DERIVATIVE INSTRUMENTS

Derivative financial instruments, such as warrants and embedded derivative instruments of a host instrument, which risk and rewards of such derivatives are not clearly and closely related to the risk and rewards of the host instrument, are generally required to be bifurcated and separately valued from the host instrument with which they relate.

The following freestanding and embedded derivative financial instruments were identified with the issuance of the Notes : i) the warrants, which is a freestanding derivative, and ii) the right to purchase the Preferred Stock upon issuance (“the Right to Purchase”), which is a freestanding derivative instrument within the SPA. The Company valued the warrants and the Right to Purchase at March 6, 2006, their date of issuance, using an appropriate option pricing model (“the Model”). The warrants, which were issued in connection with the issuance of the Notes, are detachable and have a three-year life expiring on March 6, 2009. The Rights to Purchase are deemed to be issued in connection with the issuance of the Notes, and have a life which expires on the date the

Preferred Stock is issued. The Model determined an $8.6 million aggregate value for these derivatives and this value has been recorded as derivative instrument liability and classified as current or long term in accordance with respective maturity dates. The Model assumptions for initial valuation of the Warrants and Rights to Purchase the Preferred Stock as of the issuance date were a risk free rate of 4.77% and 4.77%, respectively, and volatility for the Company’s common stock of 50% and 30%, respectively. The volatility factors differ because of the specific terms related to the warrants and the conversion rights. Since these derivatives are associated with the Notes, the face value of the notes was recorded net of the $8.6 million attributed to these derivative liabilities. Accordingly, the Company accreted the $8.6 million carrying value of the Notes, using the effective interest rate method, over the life of the Notes and recorded a non-cash charge amounting to $8.6 million to interest expense from the date of issuance through October 20, 2006, the date of exchange of the Notes into Preferred Stock.

Additionally, the derivative liability amounts have been re-valued at each balance sheet date with the resulting change in value being recorded as income or expense to arrive at net income. From the date of issuance through October 20, 2006, an aggregate benefit of $7.3 million has been recorded with respect to the re-valuation of these derivatives liabilities and the fair value of the Right to Purchase derivative liability was adjusted to zero at October 20, 2006 as the Right to Purchase was executed by the Note Holders. The remaining derivative liability at October 20, 2006 of $1.3 million related to the Warrants.

On October 20, 2006, pursuant to the terms of the SPA, the private placement investors received, in exchange for the Notes, an aggregate of 45,000 shares of Preferred Stock, par value $.10 per share, with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share. Upon the issuance of the Preferred Stock, the following embedded derivatives were identified within the Preferred Stock: i) the ability to convert the Preferred Stock for common stock; ii) the option of the Company to satisfy dividends payable on the Preferred Stock in common stock in lieu of cash; iii) the potential increase in the dividend rate of the Preferred Stock in the event a certain level of net cash proceeds from the sale of the our construction and material division assets are not realized within a specified time frame (referred to as the legacy asset rate adjustment) and (iv) a change in control redemption right. The embedded derivatives within the Preferred Stock were bifurcated and valued as a single compound derivative liability at $0.5 million at the date of issuance. On April 2, 2007, the Company entered into Forbearance Agreements with respect to the Preferred Stock with some of the institutional investors, which among other amended terms eliminated the legacy rate adjustment and provided for payment of dividends in cash, therefore, at December 31, 2006, the legacy rate adjustment and the dividend put option derivatives were deemed to have zero value. The Company recorded a $3.2 million charge during the quarter ended December 31, 2006, related to the write off of this net derivative asset.

As indicated in Note 8-Preferred Stock, effective July 13, 2007, the Company entered into an Amended SPA which contains terms similar to the original SPA entered into among the parties on February 10, 2006, except that one holder agreed to sell back to the Company warrants to purchase 1,284,067 shares of the Company’s common stock. The Company purchased back the warrants at fair value which was determined to be $0.2 million. At September 30, 2007, the derivative liability was adjusted accordingly.

A binomial model is being used on a quarterly basis to re-value the derivative instruments to market value. The model assumptions for revaluation of the Warrants and the embedded derivatives at September 30, 2007, were a risk free rate of 4.92%, and volatility for the Company’s common stock of 45.0%. For the three and nine months ended September 30, 2007, an aggregate benefit of $0.4 million and $2.3 million, respectively, has been recorded with respect to the re-valuation of these derivatives liabilities. At September 30, 2007, the derivative liability amounted to $2.0 million and it was primarily related to the conversion feature in the preferred stock. At September 30, 2007, the fair value of the remaining Warrants was insignificant. At December 31, 2006, the derivative liability amounted to $4.5 million, of which $3.7 million related to the conversion feature in the preferred stock and $0.8 million related to the Warrants.

(10) CAPITAL STOCK

On July 24, 2007, the Company’s Board of Directors approved the repurchase of up to $5.0 million of its common stock between July 24, 2007 and December 31, 2008. At September 30, 2007, the Company had repurchased 163,834 shares for a total cost of $0.6 million.

The following table sets forth the computation of basic and diluted share data:

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Common stock:
Weighted average number of shares outstanding – basic	6,202,769	6,033,879	6,210,180	6,023,075
Effect of dilutive securities:
Options and Warrants	—	—	—	—

Weighted average number of shares outstanding – diluted	6,202,769	6,033,879	6,210,180	6,023,075

Options and Warrants not included above (anti-dilutive)	8,632,124	6,017,653	9,915,072	6,055,151
Shares outstanding:
Beginning outstanding shares	6,235,578	6,033,848	6,033,848	6,001,888
Issuance of shares	—	—	201,730	31,960
Repurchase of shares	(163,800)	—	(163,800)	—

Ending outstanding shares	6,071,778	6,033,848	6,071,778	6,033,848

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Preferred stock:
Beginning outstanding shares	45,000	—	45,000	—
Issuance of shares	—	—	—	—
Redemption of shares	(7,000)	—	(7,000)	—

Ending outstanding shares	38,000	—	38,000	—

(11) STOCK OPTION PLANS

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted in accordance with SFAS 123R. For the three months ended, September 30, 2007 and 2006, the Company did not issue any new option grants. The Company granted 65,000 stock options during the nine months ended September 30, 2007 and zero during the nine months ended September 30, 2006. The per share weighted-average fair value of stock options granted during 2007 was $3.47, on the grant date, using the Black-Scholes option-pricing model with the following assumptions:

	September 30, 2007	September 30, 2006
Expected dividend yield	—	—
Expected price volatility	41.80-49.40%	25.00-33.82%
Risk-free interest rate	4.96-5.07%	2.00-3.60%
Expected life of options	6 years	4-6 years

The Company determined stock-based compensation cost based on the fair value at the date of grant for stock options under SFAS 123R. Stock-based compensation cost in the amount of $13,398 and $29,136 for the three months ended September 30, 2007 and September 30, 2006, and $136,300 and $175,442 for the nine months ended September 30, 2007 and 2006, respectively. These amounts are included in the results of operations in the condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2006, respectively.

The Company adopted stock option plans for officers and employees in 1986, 1992 and 1999, and amended the 1999 plan in 2003. While each plan terminates 10 years after the adoption date, issued options have their own schedule of termination. No further grants can be made from these plans as they have expired. However, there are outstanding options related to these plans that were issued prior to their expiration.

On September 22, 2006, the Company’s Board of Directors adopted the Devcon International Corp. 2006 Incentive Compensation Plan (“2006 Plan”). The terms of the 2006 Plan provide for grants of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. The purpose of the 2006 Plan is to provide a means for the Company to attract key personnel, to offer a means whereby those key persons can acquire and maintain stock ownership, and provide annual and long term performance incentives to expend their maximum efforts in the creation of shareholder value. The effective date of the 2006 Plan coincides with the date of shareholder approval which occurred on November 10, 2006. After the effective date of the 2006 Plan no further awards may be made under the Devcon International Corp. 1999 Stock Option Plan.

Under the 2006 Plan, the total number of shares of the Company’s common stock that may be subject to the granting of awards is equal to 800,000 shares, plus the number of shares with respect to which awards previously granted there under that terminate without being exercised, plus the number of shares that are surrendered in payment of any awards or any tax withholding requirements. As of September 30, 2007, 65,000 options have been granted to directors, officers and employees under the 2006 Plan.

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

A summary of stock option activity is as follows for the nine months ended September 30, 2007 and 2006, respectively:

	For The Nine Months Ended September 30, 2007
	Employee Plans		Director’s Plan
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2006	657,150	$6.10	—	$—
Granted	65,000	$3.47	—	$—
Exercised	(68,950)	$1.78	—	$—
Expired/Forfeited	(349,000)	$7.12	—	$—

Options outstanding at September 30, 2007	304,200	$5.42	—
Options exercisable at September 30, 2007	184,200	$5.60	—
Options available for future grants	571,000		—

	For The Nine Months Ended September 30, 2006
	Employee Plans		Director’s Plan
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2005	436,810	$5.68	8,000	$9.38
Granted	—	$—	—	$—
Exercised	(31,960)	$4.34	—	$—
Expired/Forfeited	(38,140)	$5.85	8,000	$9.38

Options outstanding at September 30, 2006	366,710	$6.44	—
Options exercisable at September 30, 2006	333,403	$5.22	—
Options available for future grants	5,000		—

At September 30, 2007, there was approximately $185,190 of total unrecognized compensation cost related to unvested stock options granted under our stock option plan. This unrecognized stock based compensation cost is expected to be recognized over a weighted average period of 2.20 years.

(12) INCOME TAXES

In February 2006, one of the Company’s Antiguan subsidiaries declared and paid a $3.6 million gross dividend, of which $1.2 million was withheld for Antiguan withholding taxes. The withholding taxes were deemed paid by utilization of a portion of a $7.5 million tax credit received as part of a Satisfaction Agreement which was entered into between the Company, its Antiguan subsidiaries and the Government of Antigua and Barbuda in December of 2004. Accordingly, in the first quarter of 2006, the Company recognized a non-cash foreign tax expense in the amount of $ 1.2 million, which was offset by a deferred tax benefit of $0.6 million associated with a net operating loss generated by the Company’s construction operations in the Virgin Islands and the utilization of a $0.6 million foreign tax credit.

For the three and nine months ended September 30, 2007 the Company realized a tax benefit of $0.9 million and $1.9 million, respectively, from continuing operations. The tax benefit was related to certain deferred tax liabilities expected to reverse during fiscal 2007. For the three and nine months ended September 30, 2006, the Company realized a tax benefit of $1.7 million and $3.2 million, respectively, from continuing operations. The Company realized a tax benefit of $0.7 million from discontinued operations for the three and nine months ended September 30, 2007, respectively. The $0.7 million income tax benefit related to the filing of an NOL carryback claim for one of the Company’s subsidiaries located in the Virgin Islands. Tax expense for discontinued operations was $0.4 million for both the three and nine months ended September 30, 2006.

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

(14) RELATED PERSON TRANSACTIONS

On March 21, 2007, the Company completed the transactions contemplated by a certain Asset Purchase Agreement, dated as of March 12, 2007 (“Asset Purchase Agreement”). These assets were sold to BitMar, Ltd, a Turks and Caicos Corporation and a successor-in-interest to Tiger Oil, Inc., a Florida corporation. Donald L. Smith Jr., the Company’s former Chairman and Chief Executive Officer and a current director of the Company and Donald L. Smith III, a former officer of the Company, are principals of BitMar, Ltd. (See Note 6-Discontinued Operations). As of September 30, 2007, there was an outstanding net payable balance of approximately $0.5 million, with components included in other receivables and other payables of the accompanying condensed consolidated balance sheet.

In June 2000, the Company entered into an amended Life Insurance and Salary Continuation Agreement with Donald L. Smith, Jr., our former Chairman, Chief Executive Officer and President. Mr. Smith has received a retirement benefit since his retirement from his position in 2005. Benefits equal 75 percent of his base salary and will continue for the remainder of his life. In the event that a spouse survives him, then the surviving spouse will receive a benefit equal to 100 percent of his base salary for the shorter of five years or the remainder of the surviving spouse’s life. During 2006, Mr. Smith received $253,800 in retirement payments under this agreement. The net present value of the future obligation was estimated at $1.5 million and $1.6 million at September 30, 2007 and December 31, 2006, respectively. These amounts are included in Retirement and Severance in the accompanying condensed consolidated balance sheet.

The Company has entered into a retirement agreement with Mr. Richard Hornsby, former Senior Vice President and Director. He retired from the Company at the end of 2004. During 2005 he received his full salary. In 2006, he started to receive annual payments of $32,000 for life. The net present value of the future obligation was estimated at $0.2 million and $0.3 million at September 30, 2007 and at December 31, 2006, respectively. These amounts are included in Retirement and Severance in the accompanying condensed consolidated balance sheet.

The Company has an on-going Management Services Agreement, (the “Management Agreement”), with Royal Palm Capital Management, LLLP (“Royal Palm”), to provide management services. Royal Palm Capital Management, LLLP is an affiliate of Coconut Palm Capital Investors I Ltd. (“Coconut Palm”), which has invested $18 million into the Company for purposes of the Company entering into the electronic security services industry. Richard Rochon, the Company’s Chairman, and Mario Ferrari, one of the Company’s directors, are principals of Coconut Palm and Royal Palm. Mr. Rochon has also been the Company’s acting Chief Executive Officer since the resignation of Stephen J. Ruzika effective January 22, 2007. Robert Farenhem, a principal of Royal Palm, was the Company’s interim Chief Financial Officer from April 18, 2005 through December 20, 2005, and the Chief Financial Officer from February 16, 2007 through May 1, 2007, as a result of the resignation of George Hare. Since May 1, 2007 Mr. Farenhem has been the Company’s President. In addition, the Company leases certain office space to Royal Palm. The following table represents fees and charges to Royal Palm:

	(dollars in thousands)		(dollars in thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Management service fee paid to Royal Palm	$90,000	$90,000	$270,000	$270,000
Rental income charged to Royal Palm	(22,500)	(22,500)	(67,500)	(67,500)

	$67,500	$67,500	$202,500	$202,500

The Company leases from the wife of Mr. Donald L. Smith, Jr., a director and former Chairman and Chief Executive Officer of the Company, a 1.8-acre parcel of real property in Deerfield Beach, Florida. This property is being used for the Company’s equipment logistics and maintenance activities. The property is subject to a 5-year lease entered into in January 2002 providing for rent of $95,000 per year. This rent was based on comparable rental contracts for similar properties in Deerfield Beach, as evaluated by management. There has been a verbal agreement to extend this lease for a year. This lease was assumed by the purchaser of the construction division assets of which Mr. Donald Smith is a part. Rent expense amounted to $ 0 and $23,750 for the three months ended September 30, 2007 and 2006, respectively, and $20,773 and $71,250 for the nine months ended September 30, 2007 and 2006, respectively.

(15) COMMITMENTS AND CONTINGENCIES

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

At March 31, 2007, the Company recorded a charge of approximately $225,000 which represented the total liability related to both of these agreements. During the second quarter 2007, the Company recorded a charge of $104,000 for severance related to other executives. At September 30, 2007, the remaining balance related to these total liabilities is $91,667.

Legal Matters

Preferred Stock Holder

On January 31, 2007, an investor who holds 7,000 of the 45,000 outstanding shares of our Preferred Stock, but was not a party to certain Forbearance Agreements entered into by the other two holders of the Preferred Stock, transmitted a notice of redemption to us alleging we failed to timely pay certain registration delay payments purportedly owed to this investor constituting a “Triggering Event” which purportedly gave this investor the right to require us to redeem all shares of Preferred Stock held by this investor. On April 3, 2007, after the other investors had entered into the Forbearance Agreements with us, this same investor transmitted a second notice of redemption to us again alleging the Company had failed to timely pay the registration delay payments to this investor purportedly constituting a Triggering Event which gave such investor the right to require us to redeem all shares of Preferred Stock held by this investor.

On April 25, 2007, this investor filed a lawsuit in the United States District Court for the Southern District of New York repeating these allegations and requesting specific performance compelling us to redeem all 7,000 shares of Preferred Stock from and pay any delinquent registration delay payments to this investor or, in the alternative, damages for breach of contract. The investor held shares of the Company’s Preferred Stock with a face value equal to $7,000,000. The Company did not believe that a liability for any registration delay payments in accordance with the Registration Rights Agreement was warranted.

On August 16, 2007, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement Agreement”) pursuant to which, subject to the payment of the Settlement Amount set forth below, the Company resolved all claims against the Company set forth in the lawsuit (the “Lawsuit”) previously disclosed under the Caption “Series A Convertible Preferred Stockholder” in “Item 3—Legal Proceedings” of the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 30, 2007. Pursuant to the Settlement Agreement, on September 28, 2007, the Company paid one of the plaintiffs in the Lawsuit an amount equal to $7.4 million, which included accrued dividends since January 1, 2007, (the “Settlement Amount”), and the plaintiffs returned all shares of the Company’s Preferred Stock held by them to the Company. In return, all parties to the Lawsuit entered into mutual releases releasing each other from any and all claims.

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

As of August 10, 2007, Petit had not complied with the court decision, and the Company had not been able to restart operations. SCGC applied for and received approval of partial payroll subsidies from the relevant Saint Martin governmental agencies. The partial payroll subsidies will expire in December 2007 and January 2008, at which point SCGC would be obligated to pay severance benefits.

In November 2007, the Company entered into an agreement to sell the shares of SCGC to Petit. (See Note 16-Subsequent Event).

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

(16) SUBSEQUENT EVENT

On November 2, 2007, the Company entered into an agreement to sell the shares of SCGC located on Sint Martin to Mr. Francois Petit and Mr. Michel Petit, subject to a condition precedent. As a result of this agreement both parties have agreed to terminate and settle all claims and outstanding matters. As part of the agreement the Company will retain certain assets of SCGC. The transfer of ownership of the shares is anticipated to occur within the next 45 days.

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

Acquisitions:

•	On July 30, 2004, we acquired the issued and outstanding capital stock of Security Equipment Company, Inc. (SEC).

•	On February 28, 2005, we acquired certain assets and assumed certain liabilities of Starpoint from Adelphia Communications.

•	On November 10, 2005, we acquired the issued and outstanding capital stock of Coastal Security Systems (Coastal).

•	On March 6, 2006, we acquired the issued and outstanding capital stock of Guardian.

Dispositions:

•	In May 2005, we sold part of the customer lists associated with our Buffalo security operations.

•	On September 30, 2005, we sold our U.S. Virgin Islands ready-mix concrete, aggregates, concrete block and cement materials and supplies business.

•	On March 2, 2006, we sold all of the issued and outstanding common shares of AMP.

•	On May 2, 2006, we sold the fixed assets and substantially all of the inventory of our joint venture assets of Puerto Rico Crushing Company (PRCC).

•	On June 27, 2006, we sold our Boca Raton-based third-party monitoring operations.

•	On March 21, 2007, we sold the majority of our construction assets, construction inventory and customer lists of the construction division.

ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS

In the following management’s discussion and analysis, the net operating results of our significant dispositions noted above, along with all non-electronic security services, are recorded as discontinued operations for all periods presented.

On March 6, 2006, the Company completed the acquisition of Guardian International, Inc. (“Guardian”) under the terms of an Agreement and Plan of Merger, dated as of November 9, 2006, between the Company, an indirect wholly-owned subsidiary of the Company and Guardian in which the Company acquired all of the outstanding capital stock of Guardian. Thus, the nine months ended September 30, 2006, only includes four months of Guardian operations.

Comparison of the three months ended September 30, 2007 with the three months ended September 30, 2006

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

	(dollars in thousands)
	For The Three Months Ended September 30,
	2007	% of Revenue	2006	% of Revenue
Revenue	$14,263	100.0%	$13,845	100.0%
Cost of Sales (excluding depreciation and amortization)	6,143	43.1%	6,236	45.0%

Gross Profit.	$8,120	56.9%	$7,609	55.0%

Revenue increased in 2007 as compared to 2006 as a result of increased service revenue of $0.2 million and increased installations revenue of $0.2 million, primarily relating to commercial installations.

•	The $0.1 million decrease in cost of sales resulted primarily from cost reductions from consolidation of acquired operations, partially offset by additional costs associated with increased revenues.

•	The increase in gross profit of $0.5 million is primarily the result of the increased revenues in 2007.

Operating expenses:

	(dollars in thousands)
	For The Three Months Ended September 30,
	2007	% of Revenue	2006	% of Revenue
Selling	$1,086	7.6%	$1,261	9.1%
General and Administrative	4,914	34.5%	5,711	41.2%
Depreciation and Amortization	4,252	29.8%	5,010	36.2%

Total Operating Expenses	$10,252	71.9%	$11,982	86.5%

•

The decrease of $0.2 million in selling expense is primarily related to the reduction of headcount resulting from consolidation of acquired sales forces, and lower advertising costs due to consolidation of companies.

•

General and administrative expenses decreased by $0.8 million for the three months ended September 30, 2007 as compared to 2006. The reduction primarily resulted from a $0.4 million reduction in headcount costs resulting from consolidation of acquired staffs, a $0.1 million expenditure for a branding study conducted in 2006 and not repeated in 2007, and a reduction of facility expenses of $0.2 million due to consolidation of acquired offices.

•

The decrease of $0.8 million in depreciation and amortization between periods relates primarily to the $0.5 million decrease associated with impairment of customer lists resulting from a reduction of accounts that were part of the customer lists previously purchased, and a $0.3 million decrease in amortization associated with the reduction of customer list base.

Other Income (Expense):

	(dollars in thousands)
	For The Three Months Ended September 30,
	2007	2006
Other income (expense)	$(2,210)	$(5,438)

Other expense decreased for the three months ended September 30, 2007 as compared to the same period in 2006 by approximately $3.2 million, primarily related to the decrease in interest expense related to the amortization of the discount on the Notes, which was converted to Preferred Stock in October 2006. For the three months ended September 30, 2007, dividends accrued on the Preferred Stock were charged to additional paid-in capital.

Income tax (benefit) expense from continuing operations:

	(dollars in thousands)
	For The Three Months Ended September 30,
	2007	2006
Income tax (benefit)	$(901)	$(1,711)

For the three months ended September 30, 2007, the Company realized a tax benefit of $0.9 million from continuing operations. The income tax benefit arises from certain deferred tax liabilities expected to reverse during fiscal 2007.

Discontinued Operations:

	(dollars in thousands)
	For The Three Months Ended September 30,
	2007	2006
(Loss) from discontinued operations, net of income taxes	$(1,243)	$(3,142)

Net Loss	$(1,243)	$(3,142)

The $1.2 million decrease in loss from discontinued operations resulted primarily from a decreased loss in the construction operations due to the winding down of costs associated with completion of projects not sold, partially offset by an increased bad debt reserve from reassessment of the collectability of customer accounts and notes, and costs to transition construction projects to the Purchaser.

Comparison of the nine months ended September 30, 2007 with the nine months ended September 30, 2006

	(dollars in thousands)
	For the Nine Months Ended September 30,
	2007	% of Revenue	2006	% of Revenue
Revenue	$42,245	100.0%	$39,451	100.0%
Cost of Sales (excluding depreciation and amortization)	18,237	43.2%	17,490	44.3%

Gross Profit.	$24,008	56.8%	$21,961	55.7%

•	Included in the 2007 revenues is approximately two additional months of Guardian revenues in 2007 ($4.1 million) as Guardian was purchased in March 2006. In addition, the company realized $0.4 million in additional services revenues from prices increases and higher chargeability, and $0.3 million of increased installation revenue, primarily relating to commercial installations. These increases were partially offset by an approximate $2.0 million decrease in revenue in 2007 as a result of the June 2006 sale of the Coastal wholesale business.

•	Included in the 2007 cost of sales is approximately two additional months of Guardian costs ($1.8 million) versus approximately one month’s worth of cost in 2006 ($0.6 million). This increase was partially offset by approximately $1.0 million in cost reductions from consolidation of acquired operations, such as integrating multiple monitoring stations into one facility.

•	The increase in gross profit of $2.0 million, or 1.1%, is primarily the result of the two additional months of Guardian activity in 2007 versus one month’s of Guardian activity in 2006, and cost reduction from acquired operations.

Operating expenses:

	(dollars in thousands)
	For The Nine Months Ended September 30,
	2007	% of Revenue	2006	% of Revenue
Selling	$3,568	8.4%	$3,575	9.1%
General and Administrative	15,855	37.5%	15,415	39.1%
Depreciation and Amortization	13,137	31.1%	14,061	35.6%

Total Operating Expenses	$32,560	77.0%	$33,051	83.8%

•	Selling expense basically remained constant for the nine months ended September 30, 2007 versus the nine months ended September 30, 2006. The increase is associated with approximately two additional months of Guardian operations in 2007 versus approximately one month of activity in 2006. This increase was completely offset by the reduction of headcount resulting from consolidation of acquired sales forces, a lower commission structure, as all sales employees were migrated to a universal plan, and a branding study that was conducted in 2006 and not repeated in 2007.

•	General and administrative expenses increased by $0.4 million for the nine months ended September 30, 2007 as compared to the comparable period in 2006. The increase primarily relates to two additional months of Guardian in 2007 compared to one month operating activity in 2006, and the net gain of $0.8 million from disposal of Coastal wholesale business and Buffalo operations in 2006, partially offset by a reduction in headcount and facility costs in 2007.

•	The decrease in amortization and depreciation between periods relates primarily to the $0.9 million decrease associated with impairment of customer lists resulting from a reduction of accounts that were part of the customer lists previously purchased, and a $0.3 million decrease in amortization associated with the reduction of customer list base, partially offset by the $0.2 million for the two additional months of depreciation expense related to Guardian in 2007 as compared to 2006.

Other Income (Expense):

	(dollars in thousands)
	For The Nine Months Ended September 30,
	2007	2006
Other income (expense)	$(5,479)	$(10,057)

•	Other expense decreased for the nine months ended September 30, 2007 as compared to the same period in 2006 by approximately $4.6 million, primarily related to a decrease of $9.6 million in interest expense related to the amortization of the discount on the Notes, which were converted to Preferred Stock in October 2006. Partially offsetting this decrease in interest expense was a decrease in the change in the fair value of the derivative. For the nine months ended September 30, 2006, the Company recorded $7.3 million of income related to the change in the fair value of the derivative and for the nine months ended September 30, 2007 that amount was $2.3 million, a reduction in derivative income of $5.0 million. The significant decrease in derivative income was primarily related to the Right to Purchase derivative liability that was recorded in connection with the issuance of the Notes. This derivative liability was being amortized over the expected period to convert the Notes to Preferred Stock and resulted in derivative income of $4.8 million for the nine months ended September 30, 2006.

Income tax (benefit) expense from continuing operations:

	(dollars in thousands)
	For The Nine Months Ended September 30,
	2007	2006
Income tax (benefit)	$(1,855)	$(3,228)

For the nine months ended September 30, 2007, the Company realized a tax benefit of $1.9 million from continuing operations. The income tax benefit arises from certain deferred tax liabilities expected to reverse during fiscal 2007.

Discontinued Operations:

	(dollars in thousands)
	For The Nine Months Ended September 30,
	2007	2006
(Loss) from discontinued operations, net of income taxes	$(4,600)	$(3,524)
(Loss) gain on sale from discontinued operations, net of income taxes	(331)	1,013

Net Loss	$(4,931)	$(2,511)

The $2.4 million increase in loss from discontinued operations resulted from:

•	A $1.8 million reduction in loss related to the Construction operations, which improved due to the completion of a problematic project. This reduction was partially offset by the second and third quarter costs associated with the completion of projects not sold, an increased bad debt reserve related to the collectability of customer account receivables and notes, and costs to transition projects to the Purchaser.

•	A $3.5 million reduction to income resulting from the cessation of the SCGC ready-mix operations due to legal issues, a negative inventory adjustment in the Dutch operations, and the sale of PRCC (May 2006) and AMP (March 2006) operations.

•	The Company realized a $0.7 million tax benefit related to a prior year tax refund.

The $1.4 million decrease in gain (loss) on sale from discontinued operations resulted from:

•	On March 21, 2007, we sold the majority of the assets, inventory and customer lists of the construction division. This sale resulted in a loss from discontinued operations, net of income taxes of $0.3 million.

•	On March 2, 2006, we sold all of the issued and outstanding common shares of AMP. This sale resulted in a gain from discontinued operations, net of income taxes of $1.1 million.

Liquidity and Capital Resources

We expect to generate cash flow in excess of that required for operations and for interest payments. On March 12, 2007 we entered into an agreement to sell substantially all of the assets of our construction division and on March 30, 2007 our Board of Directors decided to sell all our remaining non-core security assets.

As of September 30, 2007, our liquidity and capital resources included cash and cash equivalents of $ 3.8 million, working capital of $5.5 million and available lines of credit of $2.5 million.

Cash flow used in operating activities for the nine months ended September 30, 2007 was $4.0 million compared with $3.0 million used in operating activities for the nine months ended September 30, 2006.

Net cash provided by investing activities was $5.8 million for the nine months ended September 30, 2007, which includes $5.0 million of proceeds from the sale of construction assets and $1.6 million of cash received on notes related to the sale of the construction assets. Net cash used by investing activities was $59.7 million for the nine months ended September 30, 2006, including $66.3 million for the Guardian acquisition, and the purchase of approximately $4.3 million of property, plant and equipment. Net cash used by investing activities was offset slightly in 2006 by $9.7 million of proceeds received for the disposition of AMP and PRCC.

Net cash used in financing activities for the nine months ended September 30, 2007, was $2.8 million, primarily related to the $7.4 million paid to redeem 7,000 shares of our Preferred Stock. This was offset by $5.8 million of net borrowings from our revolving credit facility. In September 2007, we entered into a Fifth Amendment to our revolving credit facility which increased the total commitment to $105.0 million from $100.0 million. Net cash provided by financing activities for the nine months ended September 30, 2006, was $63.0 million, primarily from the proceeds resulting from the issuance of the Notes in the amount of $45.0 million and additional borrowing from the Company’s credit facility in the amount of $23.8 million. The net cash expenditure of $1.7 million related to the pay down of debt and other related debt costs. We estimate the capital expenditures for the remainder of the year to be approximately $1.0 million, which will be primarily related to the integration of the back office systems and the refurbishment of our monitoring center in New York.

Our uses of cash over the next twelve months will be principally for working capital needs, capital expenditures and for debt service which consists primarily of estimated cash interest payments of $11.3 million on our outstanding senior debt.

Cash flows from discontinued operations are included in the consolidated statement of cash flows within operating, investing and financing activities. Cash flow from discontinued operations is expected to have a favorable impact on future liquidity as the Company converts $2.2 million of working capital into cash. The absence of future cash flows from discontinued operations is not expected to impact future liquidity or capital resources.

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

On April 2, 2007, effective as of March 30, 2007, Devcon International Corp., a Florida corporation, entered into certain Forbearance and Amendment Agreements (the “Forbearance Agreements”) with each of certain institutional investors (the “Required Holders”) holding, in the aggregate, a majority of the Company’s previously-issued Preferred Stock. The intent of the Forbearance

Agreement was to amend certain terms of the Preferred Stock. On June 29, 2007, the Company’s shareholders approved the Amended Certificate of Designations at the Company’s annual shareholder meeting. The Company filed the Amended Certificate of Designations and an amended and restated Registration Rights Agreement with the Secretary of State of Florida on July 13, 2007, effective as of such date. The Amended SPA contains terms similar to the original SPA entered into among the parties on February 10, 2006 except that one holder agreed to sell back to the Company warrants to purchase 1,284,067 shares of the Company’s common stock, par value $.10 (the “Common Stock”), and the parties thereto acknowledged and agreed that the Company’s dividend payment obligations with respect to the Preferred Stock accruing prior to the Closing Date of the Amended SPA have been satisfied by adding such dividends to the Stated Value of the shares of Preferred Stock. Thus, the Company now has the option of paying the dividends in kind and not to deplete cash resources for these dividend payments. In addition, each of the parties to the Amended SPA waived certain Triggering Events (as defined in the Certificate of Designations) that may have occurred prior to the Closing Date, certain rights to receive Registration Delay Payments and certain other provisions set forth in the governing documents.

On April 3, 2007, an institutional investor who holds shares of the Company’s Preferred Stock, but was not a party to the Forbearance Agreements, transmitted a notice of redemption to the Company alleging the Company failed to timely pay certain Registration Delay Payments constituting a Triggering Event which gave such investor the right to require the Company to redeem all shares of Preferred Stock held by such investor. The Company disagrees that this investor has such redemption right and intends to vigorously contest the actions taken by this investor to enforce such alleged right. The investor holds shares of the Company’s Preferred Stock with a face value equal to $7,000,000. The Company does not believe that a liability for any registration delay payments in accordance with the Registration Rights Agreement is warranted. On April 25, 2007, this investor filed a lawsuit in the United States District Court for the Southern District of New York and on August 16, 2007, the Company entered into the Settlement Agreement. Pursuant to the Settlement Agreement, on September 28, 2007, the Company paid one of the plaintiffs in the Lawsuit an amount equal to $7.4 million which included accrued dividends since January 1, 2007 and the plaintiffs returned all of the shares held by them to the Company. In return, all parties to the Lawsuit entered into mutual releases releasing each other from any and all claims.

Our Credit Agreement contains a number of non-financial covenants imposing restrictions on the Company’s electronic security services division’s ability to, among other things i) incur more debt, ii) pay dividends, redeem or repurchase stock or make other distributions or impair the ability of any subsidiary to make such payments to the borrower; iii) use assets as security in other transactions, iv) merge or consolidate with others or v) guarantee obligations of others. The Credit Agreement also contains financial covenants that require the Company’s subsidiaries which comprise the electronic security services division to meet a number of financial ratios and tests. Failure to comply with the obligations in the Credit Agreement could result in an event of default, which, if not cured or waived, could permit acceleration of this indebtedness or of other indebtedness, allowing senior lenders to foreclose on the Company’s electronic security services assets. At September 30, 2007, the Company was in compliance with the debt covenant requirements.

At September 30, 2007, the Company had $10.6 million of unused facility under the Credit Agreement and $2.5 million of borrowing capacity. The effective interest rate on all debt outstanding was 11.5% and 11.2% for the nine months ended September 30, 2007 and 2006, respectively.

Our credit facility includes two debt covenants which are tied to Recurring Monthly Revenue that could affect liquidity. At various times during each year, we measure all of the monthly revenue we are entitled to receive under contracts with customers in effect at the end of the period. Our computation of recurring monthly revenue, or RMR, may not be comparable to other similarly titled measures of other companies, and RMR should not be viewed by investors as an alternative to actual monthly revenue, as determined in accordance with generally accepted accounting principles. We believe that we will remain in compliance with both covenants in 2007:

•	Debt / Performing RMR (Revolving Credit Facility & Preferred Stock) – As of September 30, 2007, we had eligible Performing RMR of $3.5 million and outstanding senior debt of $94.4 million (including accrued interest) or a ratio of 27.26x. Our proforma leverage ratio test for the Preferred Stock, which will be calculated on a net debt basis, including proforma cash from the construction sale and the $38 million face value of the Preferred Stock to Performing RMR is 37.02x. Given the continued stability of our customer base and the associated Performing RMR we believe that a material decline in either is unlikely during 2007.

•	Attrition rate (Revolving Credit Facility) – Our six month annualized attrition ratio as of September 2007 was 10.1% compared to a maximum permitted ratio of 11.0%. See tables below for our attrition rate trend over the last six months.

	Actual Period Attrition			Monthly Ratio %	Annualized Monthly Ratio %
	Number of		Net RMR
	Accounts	Cancelled RMR	Attrition*
April	766	$26,617	$29,072	10.0%	8.8%
May	760	$20,480	$36,519	12.5%	9.4%
June	1,214	$24,218	$3,363	1.2%	8.2%
July	923	$38,541	$51,111	17.3%	9.4%
August	470	$24,056	$22,399	7.6%	9.4%
September	612	$26,081	$35,402	12.1%	10.1%

*	Net of change in RMR over 90 days and net of re-signs.

Customer account attrition has a direct impact on our results of operations since it affects our revenue, amortization expense and cash flows. We monitor attrition monthly and on a six month annualized basis. We define attrition as a ratio, the numerator of which is the gross number of lost customer accounts for a given period, net of adjustments described below, and the denominator of which is the average number of accounts for a given period. In our calculation we make adjustments to lost accounts for the net change, either positive or negative, for accounts greater than 90 days and re-signs and net third party gains. Below is a rollforward of our RMR for the three months ended September 30, 2007 and 2006, respectively, and nine months ended September 30, 2007 and 2006, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Beginning RMR Balance	$3,595,552	$3,541,506	$3,519,270	$2,471,491

RMR Added	59,657	63,075	182,619	224,702
Price Increase	8,834	625	104,183	8,616
RMR Loss (less Change of Ownership)	(82,953)	(76,670)	(233,534)	(269,276)

Net Gain/(Loss)	(14,462)	(12,970)	53,268	(35,958)

Acquired RMR	1,607	1,644	10,558	16,424
Accounts Lost/Charged Back	—	(876)	(399)	(3,280)
Special Events:
Guardian/Mutual/Stat-Land Acquisition	—	—	—	1,482,931
Sale of Wholesale Accounts	—	—	—	(333,724)
Loss of Boca Pointe	—	—	—	(68,580)

Ending RMR Balance	$3,582,697	$3,529,304	$3,582,697	$3,529,304

Critical Accounting Policies and Estimates

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. In accordance with FIN 48, the Company adopted the policy of recognizing penalties in selling, general and administrative expenses and interest, if any, related to unrecognized tax positions as income tax expense.

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

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of its management, including its acting Chief Executive Officer and its Chief Financial Officer, who is also acting as the Company’s Principal Financial and Accounting Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls

During the nine months ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

The Company has continuously experienced turnover in key positions within the financial organization. This has delayed the Company’s ability to implement the proper measures to ensure that the internal controls over financial reporting are functioning. The Company believes the above measures have reduced the risks associated with the matters identified by the Company’s independent registered public accounting firm as material weaknesses. This process is ongoing, however, the Company’s management and its Audit Committee will continue to monitor the effectiveness of the Company’s internal controls and procedures on a continual basis and will take further action as appropriate.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is involved in routine litigation arising in the ordinary course of its business, primarily in connection with its Construction division.

Legal Matters

Preferred Stock Holder

On January 31, 2007, an investor who holds 7,000 of the 45,000 outstanding shares of our Preferred Stock, but was not a party to certain Forbearance Agreements entered into by the other two holders of the Preferred Stock, transmitted a notice of redemption to us alleging we failed to timely pay certain registration delay payments purportedly owed to this investor constituting a “Triggering Event” which purportedly gave this investor the right to require us to redeem all shares of Preferred Stock held by this investor. On April 3, 2007, after the other investors had entered into the Forbearance Agreements with us, this same investor transmitted a second notice of redemption to us again alleging we had failed to timely pay the registration delay payments to this investor purportedly constituting a Triggering Event which gave such investor the right to require us to redeem all shares of Preferred Stock held by this investor. The investor had given us the option of accepting certain restructuring terms which we did not believe would be in the best interests of our shareholders or redeeming the shares of Preferred Stock that are held by this investor.

On April 25, 2007, this investor filed a lawsuit in the United States District Court for the Southern District of New York repeating these allegations and requesting specific performance compelling us to redeem all 7,000 shares of Preferred Stock from and pay any delinquent registration delay payments to this investor or, in the alternative, damages for breach of contract. The investor held shares of the Company’s Preferred Stock with a face value equal to $7,000,000. The Company did believe that a liability for any registration delay payments in accordance with the Registration Rights Agreement was warranted.

On August 16, 2007, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement Agreement”) pursuant to which, subject to the payment of the Settlement Amount set forth below, the Company resolved all claims against the Company set forth in the lawsuit (the “Lawsuit”) previously disclosed under the Caption “Series A Convertible Preferred Stockholder” in “Item 3—Legal Proceedings” of the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 30, 2007. Pursuant to the Settlement Agreement, on September 28, 2007, the Company paid one of the plaintiffs in the Lawsuit an amount equal to $7.4 million which included all accrued dividends since January 1, 2007 (the “Settlement Amount”) and the plaintiffs returned all shares of the Company’s Preferred Stock held by them to the Company. In return, all parties to the Lawsuit entered into mutual releases releasing each other from any and all claims.

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

As of August 10, 2007, Petit has not complied with the court decision, and the Company has not been able to restart operations. SCGC has applied for and received approval of partial payroll subsidies from the relevant Saint Martin governmental agencies. The partial payroll subsidies will expire in January 2008, at which point SCGC may be obligated to pay severance benefits.

In November 2007, the Company entered into an agreement to sell the shares of SCGC to Petit. (See Note 16-Susequent Event).

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

Information about risk factors for the nine months ended September 30, 2007, does not differ materially from those in set forth in Part I, Item 1A, of the Company’s annual report on Form 10-K/A for the fiscal year ended December 31, 2006.

The Company may have continued exposure related to the wind-down of its construction and materials divisions:

The Company may incur additional costs related to the transition and wind-down of its construction and materials operations. These costs may include costs to complete existing construction contracts, employee severance, employee related expenses and various remediation costs.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 24, 2007 to July 31, 2007	—	$—	—	$5,000
August 1, 2007 to August 31, 2007	11	$3.49	11	$4,962
September 1, 2007 and September 30, 2007	153	$3.52	153	$4,424

Total	164	$3.52	164

(1)	On July 24, 2007, the Company’s Board of Directors approved the repurchase of up to $5.0 million of its common stock between July 24, 2007 and December 31, 2008. At September 30, 2007, the Company had repurchased 163,800 of our common stock at an average price of $3.52 per share for an aggregate purchase price of $0.6 million. At September 30, 2007, the remaining authorized amount for stock repurchase under this plan was $4.4 million, which will terminate on December 31, 2008.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits:
Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 13, 2007

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