Form 10-K/A
period 2006-12-31
DEVCON INTERNATIONAL CORP
filed 2008-02-29
CIK 28452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Devcon International Corp. (the “Company”) is filing this Amendment No. 2 to its Annual report on Form 10-K/A for the fiscal year ended December 31, 2006 (the “Original Filing”). This Amendment No. 2 is being filed to restate the Consolidated Balance Sheet as of December 31, 2006 and the related Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2006. This Form 10-K/A also reflects (1) the restatement of “Selected Financial Data” in Item 6 for the year ended December 31, 2006, (2) the amendment in Item 7 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” “Other Income (Expense)” presented in the Company’s Form 10-K/A for the year ended December 31, 2006 as it relates to the years ended December 31, 2006 and 2005, and (3) the restatement of quarterly financial information in Note 26, Selected Quarterly Data, for the quarter ended December 31, 2006.

Background of Restatement

The Company was in the process of reviewing the fair market valuation and accounting treatment of certain derivative liabilities as well as the carrying value of the related Series A Convertible Preferred Stock when it was noted that the fair valuation model applied did not adequately capture and value certain features of the conversion option embedded within the Series A Convertible Preferred Stock. The substantive changes reflected in this Amendment is (1) the re-valuation of the derivative liability 2) adjustment to the carrying value of the Series A Convertible Preferred Stock and 3) reclassification of Series A Convertible Preferred Stock dividends payable and accretion charges to net loss available to common shareholders.

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

In furtherance of these negotiations, on April 2, 2007, effective as of March 30, 2007, we entered into Forbearance and Amendment Agreements (the “Forbearance Agreements) with investors constituting the “Required Holders”, i.e. investors holding, in the aggregate, a majority of the Company’s previously-issued Series A Convertible Preferred Stock. Under the terms of these Forbearance Agreements, the Required Holders agreed that for a period of time ending no later than January 2, 2008, they shall each refrain from taking any remedial action with respect to the Company’s failure (the “Effectiveness Failure”) to have declared effective by the United States Securities and Exchange Commission a registration statement registering the resale of the shares of our common stock underlying the Series A Convertible Preferred Stock and warrants as required by a Registration Rights Agreement, dated February 20, 2005, by and between the Company, the Required Holders and the remaining holder of the Series A Preferred Shares (the “Registration Rights Agreement”). The parties also agreed to refrain from declaring the occurrence of any “Triggering Event” with respect to the Effectiveness Failure and from delivering any Notice of Redemption at Option of Holder with respect thereto or demanding any amounts due and payable with respect to the Effectiveness Failure, including without limitation, any Registration Delay Payments. No remedial actions were taken by the Required Holders.

Pursuant to the terms of these Forbearance Agreements, we agreed to submit to our shareholders for approval at our annual shareholder meeting a form of Amended and Restated Certificate of Designations (the “Amended Certificate of Designations”) setting forth certain revised terms of the Series A Convertible Preferred Stock as described in the Forbearance Agreements. On June 29, 2007, our shareholders approved the Amended Certificate of Designations at the annual shareholder meeting. We filed the Amended Certificate of Designations with the Secretary of State of Florida on July 13, 2007, effective as of such date.

In connection with the filing of the Amended Certificate of Designations, the Company and the parties to the Forbearance Agreements entered into an Amended and Restated Securities Purchase Agreement, dated as of July 13, 2007 (the “Amended Securities Purchase Agreement”), and an Amended and Restated Registration Rights Agreement, dated as of July 13, 2007 (the “Amended Registration Rights Agreement”).

The Amended Securities Purchase Agreement contains terms similar to the original Securities Purchase Agreement entered into among the parties on February 10, 2006 except that one holder agreed to sell back to the Company warrants to purchase 1,284,067 shares of our common stock, par value $.10 (the “Common Stock”). The Amended Certificate of Designations also included a reduction in the conversion price of the Series A Convertible Preferred Stock to $6.75, allowance for the accrual of dividends on the Series A Convertible Preferred Stock at a rate equal to 10% per annum, which dividends may be payable in kind, and a revision of the definition of the Leverage Ratio. The revised definition shall provide for the Leverage Ratio to be calculated as a multiple of recurring monthly revenue (“Performing RMR”) as opposed to EBITDA and a revision of the Maximum Leverage Ratio covenant to require the Maximum Leverage Ratio to equal 38x Performing RMR, commencing on June 30, 2008. In addition, each of the parties to the Amended Securities Purchase Agreement waived certain rights to receive Registration Delay Payments and certain other provisions set forth in the governing documents. In addition, the parties executed an Amended and Restated Registration Rights Agreement which removed the obligation to have declared effective by the United States Securities and Exchange Commission by January 2, 2008 a registration statement registering the resale of our shares of common stock underlying the Series A Convertible Preferred Stock and warrants as required by the Registration Rights Agreement, dated February 20, 2005.

With respect to the other holder of the Series A Convertible Preferred Stock, which did not enter into the Forbearance Agreements but had filed a lawsuit against the Company, on August 16, 2007, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement Agreement”) pursuant to which the Company resolved all claims against the Company set forth in the lawsuit such holder filed. Pursuant to the Settlement Agreement, the Company paid to such holder an amount equal to $7.1 million and all accrued interest since January 1, 2007 (the “Settlement Amount”) and the holder returned all shares of the Company’s Series A Convertible Preferred Stock held by the holder to the Company. In return, all parties to the lawsuit entered into mutual releases releasing each other from any and all claims.

No unregistered securities were sold or issued in 2006, 2005 or 2004. In January 2007, 144,162 unregistered shares were issued as a partial payment of dividends related to our outstanding shares of Series A Convertible Preferred Stock.

Financial Information about Segments

The following table sets forth financial highlights of our electronic security services, construction and materials division for the years ended December 31, 2006, 2005 and 2004. Total assets by segment and other information are further described in Note 18, Segment Reporting.

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

	(dollars in thousands) Year-Ended December 31,
	2006	2005	2004
Revenue by geographic areas:
U.S. and its territories	$65,068	$22,073	$4,985

Netherlands Antilles	14,238	12,938	9,967
Antigua and Barbuda	3,767	2,983	1,863
French West Indies	4,985	6,853	6,131
Bahamas	17,565	26,917	16,866
Other foreign areas	—	18	1,722

Total foreign countries	40,555	49,709	36,549

Total (including U.S.)	$105,623	$71,782	$41,534

Long-lived assets, net, by geographic areas:
U.S. and its territories	$4,834	$6,840	$10,948

Netherlands Antilles	657	297	1,199
Antigua and Barbuda	2,365	8,794	8,314
French West Indies	653	391	1,635
Bahamas	2,773	5,414	5,649

Total foreign countries	6,448	14,896	16,797

Total (including U.S.)	$11,282	$21,736	$27,745

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

For further information on our tax exemptions and income taxes, see Note 16, Income Taxes.

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

Environmental Matters

We are involved, on a continuing basis, in monitoring our compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. While it is impossible to predict with certainty, we currently do not foresee such expenses in the near future as having a material effect on our business, results of operations or financial condition. See Item 3, Legal Proceedings, and Note 21, Commitments and Contingencies.

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

In accordance with FASB 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” the common stock warrants and embedded derivatives in the Series A Convertible Preferred Stock are classified as derivative liabilities and, therefore, their fair values are recorded as derivative liabilities on our balance sheet. Changes in the fair value of the warrants and derivatives will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in our statement of operations. We are required to assess these fair values of derivative liabilities each quarter and as the value of the warrants and derivatives is quite sensitive to changes in the market price of our stock, among other things, fluctuations in such value could be substantial and could cause our results to not meet the expectations of securities analysts and investors. These fluctuations will continue to impact our results of operations as described above for as long as the warrants and derivatives are outstanding. For the year ended December 31, 2006, we recognized income of $4.6 million related to the change in the fair value of these derivatives. See Note 12, Derivative Instruments.

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

We incurred net losses from continuing operations of $29.7 million for the year ended December 31, 2006, and $15.4 million for the year ended December 31, 2005.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Property

General

The following table shows information on the properties and facilities that we owned or leased for our operations at December 31, 2006:

Description	Location	Lease Expiration with all Options (M/Yr)
Shared Facilities
Principal executive offices	Boca Raton, Florida	8/19(1)
Maintenance yard for heavy equipment	Deerfield Beach, Florida	12/07(2)(3)(7)
Administrative Offices	Deerfield Beach, Florida	5/09(8)

Electronic Security Services Division
Sales office	Panama City, Florida	Owned
Sales office	Bonita Springs, Florida	02/11
Sales office	Doral, Florida	05/07
Sales office	Boca Raton, Florida	08/10
Sales office	Winter Park, Florida	04/07
Sales office	Tampa, Florida	12/11
Sales office	Sarasota, Florida	11/07
Sales office	Pensacola, Florida	09/07
Sales office	Staten Island, New York	07/08
Sales office and central monitoring station	New York, New York	12/09
Sales office and central monitoring station	Hollywood, Florida	12/07
Administrative offices	Boca Raton, Florida	05/07

Materials Division	Location	Lease Expiration with all Options (M/Yr)
Concrete batch plant	Sint Maarten	Month to Month (2) (4)
Barge unloading facility		4/2013 (2)
Administrative offices and warehouse	Sint Maarten	3/2014
Vacant Land	Sint Maarten	8/2066 (6)
Quarry	St. Martin	Owned
Quarry	St. Martin	Optioned (5)
Concrete batch plant, rock crushing plant, quarry and office	St. Martin	6/2011

Construction Division	Location	Lease Expiration with all Options (M/Yr)
Administrative office	St. Thomas, USVI	Month to Month
Administrative office	Free Port, Grand Bahamas	Month to Month
Equipment and supplies storage	St. Thomas, USVI	Month to Month

(1)	Ten year lease with a 5-year option to renew.
(2)	Underlying land is leased and we own the equipment and temporary office facilities on the property.
(3)	Leased from the wife of Donald L. Smith Jr., a director of the Company. See Note 21, Commitments and Contingencies.
(4)	The lease expired in June 2006 and the landlord verbally extended the lease through October 2006, at which time we entered into an agreement to lease the property on a month to month basis.
(5)	See Item 1A. Risk Factors Petit and Item 3. Legal Proceedings – Petit.
(6)	We are in the process of securing permits necessary to commission a new ready-mix batch plant on this parcel.
(7)	This lease was assigned in connection with the March 21, 2007 sale of certain assets of our construction division. See Note 26, Subsequent Events.
(8)	This office space has a sublease arrangement.

Quarry Information at

December 31, 2006

Quarry Name And Location	Material Type Produced	Type of Facility	Ownership or Lease Status	Annual Production Tons	Estimated Years Until Reserve Depletion
Grand Case, French West Indies	Boulders Stone & Sand	Surface Mine	Option to Own	`120,000	1.0	(1)

(1)	See Item 1A Risk Factors Petit and Item 3. Legal Proceedings-Petit.

For additional information about our obligations on property leases, please see Note 21, Commitments and Contingencies and Note 26, Subsequent Events.

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

On April 25, 2007, this investor filed a lawsuit (the “Lawsuit”) in the United States District Court for the Southern District of New York repeating these allegations and requesting specific performance compelling us to redeem all 7,000 shares of Series A Convertible Preferred Stock from and pay any delinquent registration delay payments to this investor or, in the alternative, damages for breach of contract. The investor held shares of the Company’s Series A Convertible Preferred Stock with a face value equal to $7,000,000. The Company did not believe that a liability for any registration delay payments in accordance with the Registration Rights Agreement was warranted as it believed the lawsuit to be without merit.

On August 16, 2007, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement Agreement”) pursuant to which, subject to the payment of the Settlement Amount set forth below, the Company resolved all claims against the Company set forth in the Lawsuit. Pursuant to the Settlement Agreement, on September 28, 2007, the Company paid one of the plaintiffs in the Lawsuit an amount equal to $7.4 million which included all accrued dividends since January 1, 2007 (the “Settlement Amount”) and the plaintiffs returned all shares of the Company’s Series A Convertible Preferred Stock held by them to the Company. In return, all parties to the Lawsuit entered into mutual releases releasing each other from any and all claims.

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

•

Additionally, because the legal process continues, VICBP is unable to determine how all of the facts outlined above will be resolved under St. Croix environmental law. As a result of all the uncertainties, the loss is not probable or reasonably estimable, and we are unable to estimate the loss, if any, in accordance with SFAS 5. However, we do not believe that the outcome will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

To date, Petit has refused to accept the $1 million payment unless Devcon International Corp., the parent company, agrees to guarantee payment of the $1 million due on December 31, 2008. As Devcon International Corp. was not referenced in or party to the 2 hectare option, we believe that Petit’s request is without merit. Currently, the $1 million remains on deposit with the appropriate third-

party escrow agent pending the outcome of this dispute. It is management’s position that based on the circumstances leading up to the current legal claims made by Petit, we are unable to either reasonably estimate or determine the outcome of these claims.

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

There are no options to purchase shares other than for common stock. No employment or other agreements provide for the issuance of any shares of capital stock. There are no other options, warrants, or other rights to purchase securities of the Company issued to employees and directors, other than options to purchase common stock issued under the 1986 Non-Qualified Stock Option Plan, the 1992 Directors Stock Option Plan, the 1992 Stock Option Plan, as amended, the 1999 Stock Option Plan, as amended, the 2006 Incentive Compensation Plan and the warrants issued in connection with the investment by Coconut Palm Capital Investors I, Ltd. and pursuant to the Securities Purchase Agreement entered into by us on February 10, 2006. Options to purchase 50,000 shares were issued to Matrix Desalination, Inc. at an exercise price of $6.38 in May 2003. The vesting of the options issued to Matrix was dependent on the consummation of certain investments for DevMat Utility Resources, LLC. For more information regarding the Company’s equity compensation plans, see Note 14, Stock Option Plans.

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

	(Dollars in thousands) Year Ended December 31,
	2006 (as restated)	2005	2004	2003	2002
Statement of Operations Data:
Security revenue	$53,987	$18,515	$943	$—	$—
Construction revenue	35,189	39,334	25,052	17,104	15,623
Materials revenue	15,815	13,232	15,356	13,971	11,313
Other revenue	632	701	183	—	—

Total revenue	105,623	71,782	41,534	31,075	26,936

Cost of construction	35,949	36,909	17,547	15,254	14,790
Cost of materials	14,442	12,558	12,841	12,047	10,545
Cost of security	24,627	8,044	648	—	—
Cost of other	151	407	157	—	—

Total cost of sales	75,169	57,918	31,193	27,301	25,335

Gross profit	30,454	13,864	10,341	3,774	1,601

Operating expenses	53,613	28,820	13,320	11,496	7,079

Operating (loss) income	(23,159)	(14,956)	(2,979)	(7,722)	(5,478)

Other (expense) income	(15,058)	(1,744)	832	1,325	1,307
Gain on Antigua Note	1,230	804	10,970	—	—

(Loss) income from continuing operations before income taxes	(36,987)	(15,896)	8,823	(6,397)	(4,171)

Income tax (benefit) expense	(7,291)	(504)	1,286	(72)	285

Net (loss) income from continuing operations	$(29,696)	$(15,392)	$7,537	$(6,325)	$(4,456)
Income (loss) from discontinued operations	294	1,076	3,100	(2,292)	5,657

Net (loss) income	$(29,402)	$(14,316)	$10,637	$(8,617)	$1,201

Preferred Dividends	(890)	—	—	—	—
Accretion of Preferred Stock	(125)	—	—	—	—

Net (loss) income available to common shareholders	$(30,417)	$(14,316)	$10,637	$(8,617)	$1,201

(Loss) income per share from continuing operations:
Basic	(4.93)	(2.60)	1.73	(1.89)	(1.25)
Diluted	(4.93)	(2.60)	1.48	(1.89)	(1.25)
(Loss) income per share from discontinued operations:
Basic	0.05	0.18	0.71	(0.68)	1.58
Diluted	0.05	0.18	0.61	(0.68)	1.58

Net (loss) income per share:
Basic	(4.88)	(2.42)	2.44	(2.57)	0.34
Diluted	(4.88)	(2.42)	2.09	(2.57)	0.34
Net (loss) income available to common stockholders per share
Basic	(5.05)	(2.42)	2.44	(2.57)	0.34
Diluted	(5.05)	(2.42)	2.09	(2.57)	0.34

Weighted average number of shares outstanding:
Basic	6,026	5,904	4,363	3,352	3,572
Diluted	6,026	5,904	5,097	3,352	3,572

Balance Sheet Data:
Working capital	$7,735	$2,560	$42,060	$15,839	$19,659
Total assets	$212,897	$165,467	$101,665	$64,419	$68,437
Long-term debt, excluding current portion	$89,202	$55,521	$564	$2,424	$2,335
Stockholders’ equity	$34,423	$63,657	$76,983	$45,549	$55,025

¹	Refer to Note 4, Discontinued Operations.

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

Customer account attrition has a direct impact on our results of operations since it affects our revenue, amortization expense and cash flows. We monitor attrition monthly and on a six month annualized basis. We define attrition as a ratio, the numerator of which is gross number of lost customer accounts for a given period. In our calculation we make adjustments to lost accounts for the net change, either positive or negative, for accounts greater than 90 days and re-signs and third party gains. Below is a rollforward of our RMR for the twelve months ended December 31, 2006 and 2005, respectively.

	For the Year Ended December 31,
	2006	2005
Beginning RMR Balance	$2,471,491	$170,967
RMR Added	298,728	87,536
Price Increase	9,827	7,201
RMR Loss (less Change of Ownership)	(343,518)	(90,869)

Net (Loss)/Gain	(34,963)	3,868
Acquired Dealer RMR	17,348	26,262
Accounts Lost/Charged Back under Contract	(3,389)	(67,621)
Special Events:
Adelphia Acquisition	—	1,146,140
Coastal Acquisition	—	1,253,461
Sale of Buffalo Accounts	—	(61,586)
Guardian/Mutual/Stat-Land Acquisition	1,482,931	—
Loss of Boca Pointe	(68,580)	—
Sale of Wholesale Accounts	(345,567)	—

Ending RMR Balance	$3,519,271	$2,471,491

Comparison of Year Ended December 31, 2006 with Year Ended December 31, 2005

Revenue:

	(dollars in thousands) Year Ended December 31,
	2006	2005
Security revenue	$53,987	$18,515
Materials revenue	15,815	13,232
Construction revenue	35,189	39,334
Other revenue	632	701

Total revenue	$105,623	$71,782

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

•

As a percentage of security revenue, costs of security increased to 45.6% in 2006 compared to 43.4% in 2005, which was primarily attributable to the challenges of integrating our acquisitions, most of which we believe are common in nature, and principally a result of not having completed the technological integration of operating platforms. Having several operating platforms leads to inefficiencies in serving our customers and this combined with an overlap of duplicative efforts results in increased costs. We also have multiple service vehicles that need to be integrated. In 2007, we downsized personnel in our service and installation departments. We are in the process of consolidating our central office and expect the consolidation to be completed by the end of 2007.

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

We recognized an impairment charge of $2.8 million during the fourth quarter of 2006 to write down to net realizable sales value the construction assets which were subsequently sold in March 2007. See Note 26 - Subsequent Events.

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

For the year ended December 31, 2005, the asset impairment charges related primarily to the following:

Impairment (dollars in thousands)
Description of Cash Flow Unit
Materials division on St. Martin	$1,782
Construction division	1,140
DevMat joint venture operations	135

Total 2005 Asset Impairment Charge	$3,057

Other Income (Expense):

	(dollars in thousands) Year Ended December 31,
	2006 (as restated)	2005
Other income (expense)	$(13,828)	$(940)

Other expense increased in 2006 by $12.9 million as compared to 2005 primarily as a result of the following:

•

During 2006, we incurred interest expense of $21.4 million as compared to $2.6 million in 2005. The interest expense relates to the debt incurred in the financing of our electronic security services division’s acquisition of Starpoint, Coastal and Guardian. In November 2005, we entered into a $70.0 million revolving credit facility to purchase the Coastal acquisition. In March 2006, this credit facility was increased to $100.0 million to pay for a part of the purchase price of Guardian. The interest rate on the credit facility at December 31, 2006 was 11.6%.

•

Interest expense was also impacted in 2006 by $10.8 million, as in March 2006, we issued to certain investors $45 million of notes with an interest rate of 8% per annum. These notes were exchanged on October 20, 2006 for shares of our Series A Convertible Preferred Stock with an aggregate liquidation value of $45 million and an adjusted dividend rate of 9.60% at December 31, 2006. Included in the $10.8 million is an $8.6 million charge to interest expense representing the accretion of the notes through the date of the exchange.

•

An offset to the increase in other income (expense) is income of $4.6 million recorded in 2006 related to the change in the fair value of the warrants and the embedded conversion option in the Series A Convertible Preferred Stock. The Company, estimates the fair value of its derivatives and warrants using available market information and appropriate valuation methodologies. The fair value of the warrants and the embedded derivative are impacted by changes primarily in the price and volatility of the Company’s common stock. The company’s historic volatility of 30% and 50% was used as an estimate of the volatility expected to occur over the life of the conversion option and warrants, respectively. The volatility factor differed for these instruments as the terms differed. In addition, the Company’s stock price decreased throughout the twelve months ended December 31, 2006 by approximately 50% resulting in a reduction in the fair value of the warrants and embedded derivative. Changes in the fair value of these instruments resulted in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss is recorded in the consolidated statement of operations. The Company recognizes these derivatives as liabilities in its consolidated balance sheet, measures them at their estimated fair value and recognizes changes in their estimated fair value in their consolidated results of operations in the period of change.

Income tax (benefit) from continuing operations:

	(dollars in thousands) Year Ended December 31,
	2006 (as restated)	2005
Income tax (benefit)	$(7,291)	$(504)

Income tax (benefit) from continuing operations increased by $6.8 million to a benefit of $7.3 million in 2006 compared to a benefit of $0.5 million in 2005 as a result of a reduction in the deferred liabilities of $6.2 million, offset by an increase in the valuation allowance against deferred tax assets of $1.4 million, and recognition of $1.2 million of foreign tax expense associated with the repatriation of earnings from our Antigua operation. The company realized the benefit of an additional deferred tax asset of $3.8 million due to the net operating loss generated by domestic operations.

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

Liquidity and Capital Resources

Adequacy of Capital Resources

We generally fund our working capital needs from operations and bank borrowings. In the electronic security services business, monitoring services are typically billed in advance on either a monthly, quarterly or annual basis. Installations of new security systems for residential customers typically result in a net investment in the customer, whereas installations of new security systems for commercial projects typically have neutral to positive cash flow. In the construction division, we have historically expended considerable funds for equipment, labor and supplies. In the construction division, our capital needs have been greatest at the start of a new contract, since we generally must complete 45 to 60 days of work before receiving the first progress payment. As a project continues, a portion of the progress billing has usually been withheld as retainage until the work is complete. Repayments by customers are due at different times within the next seven years. Accounts receivable for the materials and construction division are typically established with terms between 30 and 45 days.

Our electronic security division has days outstanding that are usually in the 30-45 day range. During the quarter ended December 31, 2006, a portion of our electronic security services customers were billed at annual amounts for services to be provided thus the timing of these billings drives an increase in day’s sales outstanding (DSO). At December 31, 2006 DSO was 63 days. Therefore, it is within managements expectations that the DSO at the end of the fiscal year would be higher than average. A portion of these billings are collected in the following quarter thus reducing the DSO in this segment.

Our materials division requires a continuing investment in plant and equipment, along with the related maintenance and upkeep costs. We sometimes provide long term financing to customers who have previously utilized our construction services. During 2006, 2005 and 2004, we financed $873,000, $171,000 and $532,000, respectively, of construction contracts.

As of December 31, 2006, our liquidity and capital resources included cash and cash equivalents of $5.0 million, working capital of $7.7 million and available lines of credit of $0.2 million. Total outstanding liabilities were $137.3 million as of December 31, 2006, compared to $101.8 million a year earlier. As of December 31, 2005, our liquidity and capital resources included cash and cash equivalents of $4.6 million, working capital of $2.6 million and available lines of credit of $1.4 million. Total outstanding liabilities were $101.8 million as of December 31, 2005, compared to $24.7 million a year earlier.

Cash flow used in operating activities for the year ended December 31, 2006 was $6.9 million compared with $2.0 million used in operating activities for the year ended December 31, 2005. The primary use of cash for operating activities during the year ended December 31, 2006 was a decrease in accounts payable. The primary sources of cash from operating activities was a net reduction of $1.6 million in notes receivable, a $2.1 million increase in current deferred revenue which is reflective of the increase in our securities monitoring business and a $5.1 million increase in other long-term liabilities which consists primarily of long term deferred installation revenue recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Cash flow used in operating activities for the year ended December 31, 2005 was $2.0 million compared with $12.4 million provided by operating activities for the year ended December 31, 2004. The primary use of cash for operating activities during the year ended December 31, 2005 was an increase in accounts receivable and accounts receivable -related person of $4.2 million and an increase in prepaid and other current assets of $3.2 million. The primary source of cash from operating activities was an increase in accounts payable, accrued expenses and other liabilities of $5.4 million. For the year ended December 31, 2004, the primary source of cash from operating activities was primarily generated by net income of $10.6 million and an increase in accounts payable, accrued expenses and other liabilities of $4.4 million.

Net cash used by investing activities was $58.5 million in 2006, including $12.2 million generated from the sale of the Antiguan and Puerto Rican operations and our third party monitoring operations. We sold or disposed of land, leasehold improvements, buildings and equipment related to the sale of the Antiguan and Puerto Rican operations and our third party monitoring operations resulting in a gain of approximately $2.9 million. The net proceeds, consisting of cash and notes receivable were $9.7 million. The purchase of Guardian accounted for $66.6 million of cash usage. In addition, we purchased equipment as needed for our ongoing business operations. This resulted in a net cash expenditure of $4.1 million in 2006. In 2005, net cash used by investing activities was $89.8 million, including $10.8 million proceeds received from the sale of the V.I. operations. The purchase of Starpoint and Coastal accounted for $91.6 million of cash usage. In 2005, we had a net cash expenditure of $8.8 million related to the purchase of equipment as needed for ongoing business operations. In 2004, net cash used in investing activities was $4.7 million primarily related to $9.3 million used for the purchase of equipment for our business, $3.8 million used for the purchase of SEC, offset by $9.5 million of cash received form notes that were issued in connection with the sale of certain assets.

Net cash provided by financing activities in 2006 and 2005 was $65.8 million and $61.5 million, respectively, derived primarily from proceeds from borrowing. In 2006, we received $83.5 million from borrowings and made $13.6 million of principal repayments. In 2005, we had net borrowings of $54.0 million from our line of credit and $8.0 additional borrowings from other lenders. During the year ended December 31, 2004, net cash provided by financing activities was $17.6 million which was mostly derived from $18.2 million of proceeds received from the issuance of our stock.

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

Cash flows from discontinued operations are included in the consolidated statement of cash flows within operating, investing and financing activities. The absence of cash flows from discontinued operations is not expected to impact future liquidity or capital resources. On the contrary we anticipate that the negative cash flows generated by our discontinued operations will eventually be reduced to zero.

We believe we can fund our planned business activities during the next twelve months with the sources of cash described above. Our plan is to continue to sell the assets related to our discontinued operations to generate cash flows coupled with the ongoing collections of our accounts receivable. We anticipate that the continued integration of the back office processes related to our acquisitions will result in reduced selling, general and administrative expenses. During 2006 and 2005, we used $66.6 million and $91.6 million, respectively, to acquire security related businesses. Over the next twelve months we are not planning nor are we obligated to make any significant investments other than normal required capital expenditures.

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

We have two key debt covenants that could affect liquidity. We believe that we will remain in compliance with both covenants in 2007:

•

Debt / Performing RMR (Revolving Credit Facility & Series A Convertible Preferred Stock) – As of February 28, 2007, we had eligible Performing RMR of $3.5 million and outstanding senior debt of $89.2 million (including accrued interest) or a ratio of 25.7x. The financial covenant requires a maximum leverage ratio of 26.2x to 1.0. Our proforma leverage ratio test for the Series A Convertible Preferred Stock, which will be calculated on a net debt basis, including proforma cash from the construction sale and the $45 million face value of the Series A Convertible Preferred Stock to Performing RMR is 35.4x. Given the continued stability of our customer base and the associated Performing RMR we believe that a material decline in either is unlikely during 2007.

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

	Actual Period Attrition		Annualized Monthly Ratio %
	Accounts	Performing RMR
September	4,706	$38,024	14.2%
October	491	$40,222	15.8%
November	805	$23,703	8.8%
December	811	$25,293	8.4%
January	1,006	$35,333	10.2%
February	771	$25,742	7.6%

•	Our minimum fixed charge coverage ratio at February 2007 was 1.16 compared to the minimum permitted ratio of 1.15.

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

Off-Balance Sheet Arrangements and Other Contractual Obligations

We have not guaranteed any other person’s or company’s debt, except as more fully described in Note 21 “Commitments and Contingencies” to our consolidated financial statements. Our short-term borrowings, long- term debt, lease commitments and other long-term obligations are more fully described in Notes 10 and 21 respectively. We have not entered into any currency or interest options, swaps or future contracts, nor do we have any off balance sheet debts or transactions.

The following table of contractual obligations includes information with respect to our known contractual obligations as of December 31, 2006.

Table of Contractual Obligations

	Payment due by period (dollars in thousands)
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Current debt	$12	$12	$—	$—	$—
Long-term debt obligations¹	106,735	9,847	96,888	—	—
Capital lease obligations²	144	74	70	—	—
Operating lease obligations³	12,760	2,916	4,031	2,229	3,584
Employment contracts	1,326	587	739	—	—
Preferred Stock redemption	45,000	—	15,000	30,000	—
Preferred Stock dividends	17,184	4,510	8,799	3,875	—

Total	$183,161	$17,946	$125,527	$36,104	$3,584

¹	For purposes of this table, “Long-Term Debt Obligation” means: (i) a payment obligation (included in the Company’s consolidated financial statements) under long-term borrowings referenced in FASB Statement of Financial Accounting Standards No. 47, “Disclosure of Long-Term Obligations,” (March 1981), as may be modified or supplemented, and (ii) fixed and variable interest payment obligations related to such long-term borrowings.
²	For purposes of this table, “Capital Lease Obligation” means the future minimum lease obligation plus imputed interest under a lease classified as a capital lease and disclosed pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” (“SFAS No. 13”) (November 1976), as may be modified or supplemented. Capital lease obligations are for vehicles.
³	For purposes of this table, “Operating Lease Obligation” means a payment obligation under a lease classified as an operating lease and disclosed pursuant to SFAS No. 13, as may be modified or supplemented. Operating lease obligations are for facilities, office equipment and vehicles.

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

The Company follows Staff Accounting Bulletin 104 (SAB 104), which requires the Company to defer certain installation revenue and expenses, primarily equipment, direct labor and direct and incremental sales commissions incurred. The capitalized costs and revenues related to the installation are then amortized over the 10 year life of an average customer relationship, on a straight line basis. If the customer being monitored is disconnected prior to the expiration of the original expected life, the unamortized portion of the deferred installation services revenue and related deferred costs are recognized in the period the disconnection becomes effective. In accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, the security service contracts that include both installation and monitoring services are considered a single unit of accounting. The criteria in EITF 00-21 that we do not meet for monitoring services and installation services to be considered separate units of accounting is that the installation service to our customers has no standalone value. The installation service alone is not functional to our customers without the monitoring service.

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

Goodwill and indefinite-lived intangible assets relate to our electronic security services segment and is tested for impairment annually on June 30th and, more frequently, if a triggering event occurs utilizing a valuation study. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of the reporting unit with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized. As of June 30, 2006, we were not aware of any items or events that would cause us to adjust the recorded value of goodwill for impairment. Based upon the assessment performed as of June 30, 2006, the estimated fair value of the reporting unit exceeded its carrying amount by approximately $19.7 million.

In performing this assessment, management uses the income approach and the similar transactions method of the market approach to develop the fair value of the Reporting Unit in order to assess its potential impairment of goodwill. The income approach is based on a discounted cash flow model which relies on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time. The similar transactions method is a market approach methodology in which the fair value of a business is estimated by analyzing the prices at which companies similar to the subject, which are used as guidelines, have sold in controlling interest transactions (mergers and acquisitions). Target companies are compared to the subject company, and multiples paid in transactions are analyzed and applied to subject company data, resulting in value indications. Comparability can be affected by, among other things, the product or service produced or sold, geographic markets served, competitive position, profitability, growth expectations, size, risk perception, and capital structure. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

As of December 31, 2006 we were not aware of any items or events that would cause us to adjust the recorded value of goodwill for impairment. Based upon the most recent assessment as of December 31, 2006, the estimated fair value of the reporting unit exceeded its carrying amount by approximately $18.1 million. Management believes the most significant assumption which would have an effect on the estimated fair value of goodwill is the long-term attrition rate after considering customer price increases, the growth rates and the discount rate. Assuming a growth rate of 8% and an attrition rate of 8%, we estimate that a one percentage point increase in these assumptions would impact the fair value of the reporting unit as follows (000s):

	Change in assumption
	1%	2%	3%
Growth Rate	$5,464	$11,197	$17,206
Attrition Rate	$(7,481)	$(14,480)	$(21,026)
Discount Rate	$2,148	$(10,852)	$(14,465)

The customer account growth rate, attrition rate and discount rate that were used to arrive at the fair value calculation were approximately 5.5%, (8.5%) and 13%, respectively. The projected customer account growth rate, attrition rate and discount rates that were used to arrive at the fair value calculation were approximately 10.0%, (8.0%) and 13%, respectively.

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. See Note 5, Impairment of Long-Lived Assets.

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

The following embedded derivatives were identified within the Series A Convertible Preferred Stock: i) the ability to convert the Series A Convertible Preferred Stock into common stock; ii) our option to satisfy dividends payable on the Series A Convertible Preferred Stock in common stock in lieu of cash; iii) the potential increase in the dividend rate of the Series A Convertible Preferred Stock in the event a certain level of net cash proceeds from the sale of the our construction and material division assets are not realized with in a specified time frame: and (iv) a change in control redemption right. The embedded derivatives within the Series A Convertible Preferred Stock were bifurcated and valued as a single compound derivative when the Series A Convertible Preferred Stock was issued in October 2006. We estimated that the embedded derivatives had an estimated fair value of approximately $4.5 million as of December 31, 2006. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock and are re–valued at each balance sheet date with the resulting change in value being recorded as a charge or credit.

At December 31, 2006, we have estimated the fair value of these embedded derivatives using the following assumptions:

	Warrants	Conversion Option
Strike Price	11.925	9.54
Market Price	5.70	5.70
Volatility	45.00%	45.00%
Risk Free Rate	4.82%	4.70%
Expiration Date	3/6/2009	10/20/2012

For the year ended December 31, 2006, we recognized income of $4.6 million due to the change in the estimated fair value of the embedded derivatives. A 1% change in the volatility factor, which is one of the significant assumptions used in this valuation model, would have less than a $0.1 million impact on the results of operations.

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

Related Person Transactions

We have engaged in transactions with some of our directors or employees, and other related persons. See Note 19, Related Person Transactions, to our consolidated financial statements and Item 13 of Part III.

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

As discussed in Note 2 to the consolidated financial statements, errors in the fair market valuation and accounting treatment of certain derivative liabilities, as well as the carrying value of the related Series A Convertible Preferred Stock, as of December 31, 2006, were discovered by management of the Company during the current year. Accordingly, the 2006 financial statements have been restated to correct the errors.

Berenfeld Spritzer Shechter & Sheer, LLP

Certified Public Accountants

Fort Lauderdale, Florida

April 16, 2007, except for Note 2, which is as of February 25, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Devcon International Corp.:

We have audited the accompanying consolidated balance sheet of Devcon International Corp. and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ KPMG LLP

April 15, 2006, except as to Note 1p, which is as of April 17, 2007

Fort Lauderdale, Florida

Certified Public Accountants

Consolidated Balance Sheets

December 31, 2006 and 2005

(Amounts shown in thousands except share and per share data)

	2006 (as restated)	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,015	$4,634
Accounts receivable, net of allowance for doubtful accounts of $2,026 and $1,785, respectively	18,288	17,575
Accounts receivable, related person	506	469
Notes receivable	2,617	1,622
Notes receivable, related person	—	2,160
Costs and estimated earnings in excess of billings	1,485	2,046
Costs and estimated earnings in excess of billings, related person	—	20
Inventories	4,506	2,892
Prepaid expenses	1,501	1,464
Other current assets	6,595	4,757

Total current assets	40,513	37,639

Property, plant and equipment, net:
Land	369	304
Buildings	251	400
Leasehold improvements	1,759	1,081
Equipment	8,443	23,136
Furniture and fixtures	1,219	1,039
Construction in process	1,083	1,629

Total property, plant and equipment	13,124	27,589
Less accumulated depreciation	(1,842)	(5,853)

Total property, plant and equipment, net	11,282	21,736

Investments in unconsolidated joint ventures and affiliates	339	339
Notes receivable, net of current portion	1,926	3,504
Customer lists, net of amortization $16,814 and $4,407, respectively	70,788	46,050
Goodwill	76,577	48,019
Other intangible assets, net of amortization $425 and $94, respectively	2,790	1,724
Long term deferred tax asset	—	186
Other long-term assets	8,682	6,270

Total assets	$212,897	$165,467

See accompanying notes to the consolidated financial statements

Consolidated Balance Sheets (continued)

December 31, 2006 and 2005

(Amounts shown in thousands except share and per share data)

	2006 (as restated)	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade and other	$6,664	$8,094
Accrued operational fees and taxes	2,551	2,215
Accrued expenses and other liabilities	6,618	7,169
Deferred revenue	10,413	4,808
Accrued expense, retirement and severance	671	897
Current installments of long-term debt	76	69
Current installments of long term debt, related person	—	1,725
Billings in excess of costs and estimated earnings	1,037	1,205
Billings in excess of costs and estimated earnings, related person	—	51
Derivative instruments	4,462	—
Note payable to bank	—	8,000
Income tax payable	286	846

Total current liabilities	32,778	35,079

Long-term debt, excluding current installments	89,202	55,521
Retirement and severance, excluding current portion	2,716	4,098
Long-term deferred tax liability	5,018	5,213
Other long-term liabilities, excluding current portion	7,592	1,899

Total liabilities	137,306	101,810

Commitments and contingencies (Note 21)	—	—

Series A Convertible Preferred stock, $1,000 stated value, 10,000,000 shares authorized, 45,000 shares outstanding	41,168	—
Stockholders’ equity:
Common stock, $0.10 par value. shares authorized 15,000,000, shares issued 6,033,882 in 2006 and 6,001,922 in 2005, and shares outstanding 6,033,848 in 2006 and 6,001,888 in 2005	603	600
Additional paid-in capital	31,845	31,325
Retained earnings	3,207	33,624
Accumulated other comprehensive loss – cumulative translation adjustment	(1,232)	(1,892)
Treasury stock, at cost, 34 shares in each of 2006 and 2005	—	—

Total stockholders’ equity	34,423	63,657

Total liabilities and stockholders’ equity	$212,897	$165,467

See accompanying notes to the consolidated financial statements

Consolidated Statements of Operations

For Each of the Years in the Three-Year Period Ended December 31, 2006

(Amounts shown in thousands except share and per share data)

	2006 (as restated)	2005	2004
Revenue
Security revenue	$53,987	$18,515	$943
Materials revenue	15,815	13,232	15,356
Construction revenue	33,987	32,669	25,052
Construction revenue, related person	1,202	6,665	—
Other revenue	632	701	183

Total revenue	105,623	71,782	41,534

Cost of Sales
Cost of Security	(24,627)	(8,044)	(648)
Cost of Materials	(14,442)	(12,558)	(12,841)
Cost of Construction	(35,949)	(36,909)	(17,547)
Cost of Other	(151)	(407)	(157)

Total cost of sales	(75,169)	(57,918)	(31,193)

Gross profit	30,454	13,864	10,341

Operating expenses
Selling, general and administrative	(48,910)	(24,934)	(12,330)
Severance and retirement	(734)	(829)	(990)
Impairment of assets	(3,969)	(3,057)	—

Operating loss	(23,159)	(14,956)	(2,979)

Other income (expense)
Joint venture equity earnings	—	340	71
Interest expense	(21,361)	(2,612)	(123)
Interest income	577	691	884
Loss on early extinguishment of debt	—	(1,008)	—
Gain on Antigua Note	1,230	804	10,970
Derivative financial instrument benefit	4,603	—	—
Other income	1,123	845	—

(Loss) income from continuing operations before income taxes	(36,987)	(15,896)	8,823

Income tax (benefit) expense	(7,291)	(504)	1,286

	2006 (as restated)	2005	2004
Net (loss) income from continuing operations	$ (29,696)	$ (15,392)	$7,537
(Loss) income from discontinued operations, net of income tax (benefit) expense of $0, $1,992 an $(846) in 2006, 2005 and 2004, respectively	(3)	(1,226)	3,100

Gain on sale from discontinued operations, net of income tax expense of $0, $0 and $0 for 2006, 2005 and 2004, respectively	297	2,302	—

Net (loss) income	$(29,402)	$(14,316)	$10,637

Preferred Dividends	(890)	—	—
Accretion of Preferred Stock	(125)	—	—

Net (loss) income available to common stockholders	$(30,417)	$(14,316)	$10,637

Basic (loss) income per share:
Continuing operations	$(4.93)	$(2.60)	$1.73

Discontinued operations	$0.05	$.18	$.71

Net (Loss) income	$(4.88)	$(2.42)	$2.44

Net (loss) income available to common stockholders	$(5.05)	$(2.42)	$2.44

Diluted (loss) income per share:
Continuing operations	$(4.93)	$(2.60)	$1.48

Discontinued operations	$0.05	$.18	$.61

Net (Loss) income	$(4.88)	$(2.42)	$2.09

Net (loss) income available to common stockholders	$(5.05)	$(2.42)	$2.09

Weighted average number of shares outstanding:
Basic	6,025,777	5,904,043	4,363,476

Diluted	6,025,777	5,904,043	5,096,566

See accompanying notes to the consolidated financial statements

Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income

For Each of the Years in the Three-Year Period Ended December 31, 2006

(Amounts shown in thousands except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2003	$338	$9,209	$37,740	$(1,148)	$(590)	$45,549
Comprehensive income:
Net income			10,637			10,637
Currency translation adjustment	—	—	—	(242)	—	(242)

Comprehensive income			10,637	(242)		10,395
Issuance of 2,000,000 shares for cash	200	17,232				17,432
Issuance of 214,356 shares for acquisition	21	2,017				2,038
Repurchase of 8,247 shares					(135)	(135)
Retirement of 80,703 shares	(8)	(348)	(271)		627	—
Exercise of 236,231 stock options	24	1,056	—	—	—	1,080
Expense for services	—	390	—	—	—	390
Issuance of stock options		234	—	—	—	234

Balance at December 31, 2004	$575	$29,790	$48,106	$(1,390)	$(98)	$76,983

Comprehensive income:
Net (loss)	—	—	(14,316)	—	—	(14,316)
Currency translation adjustment	—	—	—	(502)	—	(502)

Comprehensive (loss)	—	—	(14,316)	(502)		(14,818)
Issuance of 13,718 shares for acquisition	1	129	—	—	—	130
Repurchase of 17,300 shares	—	—	—	—	(235)	(235)
Retirement of 31,610 shares of treasury stock	(3)	(164)	(166)	—	333	—
Exercise of 266,757 stock options	27	1,495	—	—	—	1,522
Expense for services	—	75	—	—	—	75

Balance at December 31, 2005	$600	$31,325	$33,624	$(1,892)	$—	$63,657
Comprehensive income:
Net (loss)	—	—	(29,402)	—	—	(29,402)
Currency translation adjustment	—	—	—	660	—	660

Comprehensive (loss)	—	—	(29,402)	660	—	(28,742)
Exercise of 31,960 stock options	3	135	—	—	—	138
Accrued dividends on preferred stock	—	—	(890)	—	—	(890)
Accretion of preferred stock	—	—	(125)	—	—	(125)
Stock-based compensation expense	—	385	—	—	—	385

Balance at December 31, 2006 (as restated)	$603	$31,845	$3,207	$(1,232)	$—	$34,423

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows

For Each of the Years in the Three-Year Period Ended December 31, 2006

(Amounts shown in thousands except share and per share data)

	2006 (as restated)	2005	2004
Cash flows from operating activities:
Net (loss) income	$(29,402)	$(14,316)	$10,637

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on settlement of note receivable	—	—	(5,956)
Non-cash stock compensation	385	75	586
Compensation expense for warrants	—	—	390
Depreciation and amortization	22,751	10,494	5,035
Deferred income tax benefit (expense)	(8,517)	(4,007)	1,539
Provision for doubtful accounts and notes	381	260	1,547
Impairment on long-lived assets	3,969	4,066	622
Gain on sale of property and equipment	(2,907)	(2,651)	(219)
Minority interest in loss of consolidated subsidiaries	35	(57)	1
Accretion of debt discount	8,561	—	—
Change in fair value of derivatives	(4,603)	—	—
Loss on early extinguishment of debt	—	(883)	—
Loan origination cost, amortization	719	100	—
Joint venture (earnings)	—	(340)	(8)

Changes in operating assets and liabilities:
Accounts receivable	680	(4,743)	(723)
Accounts receivable – related person	(37)	578	(157)
Notes receivable	(556)	(1,868)	(377)
Notes receivable - related person	2,160	615	167
Costs and estimated earnings in excess of billings	561	(916)	40
Costs and estimated earnings in excess of billings, related person	20	(20)	—
Inventories	(727)	1,598	534
Prepaid expenses & other current assets	(456)	3,216	(2,245)
Other long-term assets	(2,353)	(460)	(1,531)
Accounts payable, accrued expenses and other liabilities	(4,010)	5,372	4,416
Deferred revenue	2,161	584	129
Billings in excess of costs and estimated earnings	(168)	999	(201)
Billings in excess of costs and estimated earnings, related person	(51)	(488)	269
Income tax payable	(560)	(220)	(1,869)
Other long-term liabilities	5,112	1,036	(177)

Net cash (used in) provided by operating activities	(6,852)	(1,976)	12,449

See accompanying notes to the consolidated financial statements

Consolidated Statements of Cash Flows (Continued)

For Each of the Years in the Three-Year Period Ended December 31, 2006

(Amounts shown in thousands except share and per share data)

	2006 (as restated)	2005	2004
Cash flows from investing activities:
Purchases of property, plant and equipment	$(4,135)	$(8,833)	$(9,299)
Cash paid for leasehold improvement	—	(799)	(463)
Cash used in business acquisitions, net of cash acquired	(66,566)	(91,623)	(3,848)
Proceeds from disposition of property, plant and equipment and customer lists	2,447	10,830	209
Proceeds from disposition of business	9,733	—	—
Issuance of notes related to the sale of assets	—	—	(759)
Payments received on notes related to the sale of assets	44	273	9,461
Investments in unconsolidated joint ventures	—	363	(5)

Net cash used in investing activities	(58,477)	(89,789)	(4,704)

Cash flows from financing activities:
Proceeds from issuance of stock	139	1,652	18,159
Purchase of stock treasury	—	(234)	(136)
Proceeds from debt	83,469	8,000	—
Principal payments on debt	(11,873)	(22)	(58)
Principal payments on debt, related person	(1,725)	—	(345)
Cash paid for debt issuance cost	(4,240)	(1,895)	—
Net borrowing, lines of credit	—	53,970	—

Net cash provided by financing activities	65,770	61,471	17,620
Effect of exchange rate changes on cash	(60)	—	(467)

Net increase (decrease) in cash and cash equivalents	381	(30,294)	24,898

Cash and cash equivalents, beginning of year	4,634	34,928	10,030

Cash and cash equivalents, end of year	$5,015	$4,634	$34,928

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,114	$1,416	$164
Cash paid for income taxes	$538	$696	$307

Supplemental non-cash items:
Non-cash reduction of note receivable	$335	$458	$484
Issuance of shares for acquisition	—	130	—
Conversion of Notes into Series A Preferred Stock	$41,043	$—	$—
Non-cash preferred dividend	$890	$—	$—

See accompanying notes to the consolidated financial statements

DEVCON INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD

ENDED DECEMBER 31, 2006

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Devcon International Corp. and its subsidiaries (“the Company”) provides electronic security services and products to residences, financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of government departments and health care and educational facilities. The Company also produces and distributes ready-mix concrete, crushed stone and sand and distributes bagged cement in the Caribbean. The Company also performs earthmoving, excavating and filling operations, builds golf courses, roads and utility infrastructures, dredges waterways and constructs deep-water piers and marinas in the Caribbean. On March 21, 2007, the Company completed the sale of fixed assets, inventory and customer lists constituting a majority of the assets of the Company's construction division. See Note 26, Subsequent Events, for further discussion.

(b)	BASIS OF PRESENTATION

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

The Company follows Staff Accounting Bulletin 104 (SAB 104), which requires the Company to defer certain installation revenue and expenses, primarily equipment, direct labor and direct and incremental sales commissions incurred. The capitalized costs and deferred revenues related to the installation are then amortized over the 10 year life of an average customer relationship, on a straight line basis. If the customer being monitored is disconnected prior to the expiration of the original expected life, the unamortized portion of the deferred installation revenue and related capitalized costs are recognized in the period the disconnection becomes effective. In accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, the security service contracts that include both installation and monitoring services are considered a single unit of accounting. The criteria in EITF 00-21 that we do not meet for monitoring services and installation services to be considered separate units of accounting is that the installation service to our customers has no standalone value. The installation service alone is not functional to our customers without the monitoring service.

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

An impairment test of customer accounts would have to be performed when the undiscounted expected future operating cash flows by asset group, which consists primarily of capitalized customer accounts, is less than the carrying value of that asset group. An impairment would be recognized if the fair value of the customer accounts is less than the net book value of customer accounts.

(j)	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets,” we ceased amortizing goodwill effective December 31, 2001.

Goodwill and indefinite-lived intangible assets relate to the Company’s electronic security services segment and are assessed for impairment annually on June 30th and, more frequently, if a triggering event occurs utilizing a valuation study. In performing this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill impairment. Since judgment is involved in performing goodwill valuation analyses, there is a risk that the carrying value of our goodwill may be overstated or understated. As of June 30, 2006, the Company was not aware of any items or events that would cause it to adjust the recorded value of goodwill for impairment. Based upon the assessment performed as of June 30, 2006, the estimated fair value of the reporting unit exceeded its carrying amount by approximately $19.7 million.

In performing this assessment, management uses the income approach and the similar transactions method of the market approach to develop the fair value of the Reporting Unit in order to assess its potential impairment of goodwill. The income approach is based on a discounted cash flow model which relies on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time. The similar transactions method is a market approach methodology in which the fair value of a business is estimated by analyzing the prices at which companies similar to the subject, which are used as guidelines, have sold in controlling interest transactions (mergers and acquisitions). Target companies are compared to the subject company, and multiples paid in transactions are analyzed and applied to subject company data, resulting in value indications. Comparability can be affected by, among other things, the product or service produced or sold, geographic markets served, competitive position, profitability, growth expectations, size, risk perception, and capital structure. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

As of December 31, 2006 the Company was not aware of any items or events that would cause us to adjust the recorded value of goodwill for impairment. Based upon the most recent assessment as of December 31, 2006, the estimated fair value of the reporting unit exceeded its carrying amount by approximately $18.1 million. Management believes the most significant assumption which would have an effect on the estimated fair value of goodwill is the long-term attrition rate after considering customer price increases, the growth rates and the discount rate. Assuming a growth rate of 8% and an attrition rate of 8%, the Company estimates that a one percentage point increase in these assumptions would impact the fair value of the reporting unit as follows (000s):

	Change in assumption
	1%	2%	3%
Growth Rate	$5,464	$11,197	$17,206
Attrition Rate	$(7,481)	$(14,480)	$(21,026)
Discount Rate	$2,148	$(10,852)	$(14,465)

The customer account growth rate, attrition rate and discount rate that were used to arrive at the fair value calculation were approximately 5.5%, (8.5%) and 13%, respectively. The projected customer account growth rate, attrition rate and discount rates that were used to arrive at the fair value calculation were approximately 10.0%, (8.0%) and 13%, respectively.

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

The Company computes (loss) income per share in accordance with the provisions of SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting basic and diluted income per share. Basic (loss) income per share is computed by dividing net (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted (loss) income per share is computed assuming the exercise of stock options under the treasury stock method and the related income tax effects, if not antidilutive. For loss periods, common share equivalents are excluded from the calculation, as their effect would be antidilutive. See Note 13 of the notes to the consolidated financial statements for the computation of basic and diluted number of shares.

(m)	INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company and certain of its domestic subsidiaries file consolidated federal and state income tax returns. Subsidiaries located in U.S. possessions and foreign countries file individual income tax returns. U.S. income taxes are not provided on undistributed earnings, which are expected to be permanently reinvested by foreign subsidiaries, unless the earnings can be repatriated in a tax-free or cash-flow neutral manner. The Company does not have any undistributed earnings for which a deferred tax liability has not been recognized. Under APB 23, “Accounting for Income Taxes – Special Areas”, a deferred tax liability is not recognized for any excess of financial statement carrying amount over the tax basis of an investment in the stock of a foreign subsidiary that is essentially permanent in duration since the indefinite criteria is met. A deferred tax liability is not recognized for undistributed foreign earnings that are or will be invested in a foreign entity indefinitely. In assessing the ability to realize a portion of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. The valuation allowance for deferred tax assets as of December 31, 2006 and December 31, 2005 was $11.3 million and $9.9 million, respectively.

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

In September 2005, the Company sold its U.S. Virgin Islands quarries, concrete batch plant, and building products business. In March 2006, the Company sold its outstanding common shares of Antigua Masonry Products, Ltd., a subsidiary, the business of which constituted all of the Company’s materials business in Antigua and Barbuda. Finally, in May 2006, the Company sold its fixed assets and substantially the entire inventory of its joint venture assets of Puerto Rico Crushing Company. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of these operations have been reclassified from continuing to discontinued operations for all years presented in the accompanying Consolidated Statements of Operations, as well as Notes 4, 17, and 18 of the Notes to the Consolidated Financial Statements.

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

(2)	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the Company’s review of the fair market valuation and accounting treatment of certain derivative liabilities as well as the carrying value of the related Series A Convertible Preferred Stock it was noted that the fair valuation model applied did not adequately capture and value certain features of the conversion option embedded within the Series A Convertible Preferred Stock. The substantive changes reflected in this Amendment are: (1) the re-valuation of the derivative liability 2) adjustment to the carrying value of the Series A Convertible Preferred Stock and 3) reclassification of Series A Convertible Preferred Stock dividends payable and accretion charges to net loss available to common shareholders.

Valuation of Derivative Liability

On October 20, 2006, pursuant to the terms of the SPA, the private placement investors received, in exchange for the Notes, an aggregate of 45,000 shares of Series A Convertible Preferred Stock, par value $.10 per share, with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share. Upon the issuance of the Series A Convertible Preferred Stock, the following embedded derivatives were identified within the Series A Convertible Preferred Stock: i) the ability to convert the Preferred Stock for common stock; ii) the option of the Company to satisfy dividends payable on the Series A Convertible Preferred Stock in common stock in lieu of cash; iii) the potential increase in the dividend rate of the Preferred Stock in the event a certain level of net cash proceeds from the sale of the our construction and material division assets are not realized within a specified time frame (referred to as the legacy asset rate adjustment) and (iv) a change in control redemption right. The embedded derivatives within the Series A Convertible Preferred Stock (“Series A”) were bifurcated and valued as a single compound derivative liability at $5.8 million at the date of issuance. Upon further review it was concluded that the valuation model used did not properly address a capping feature in the conversion option. Using a binomial model it was concluded that the embedded derivatives within the Series A Convertible Preferred Stock that were bifurcated should have been valued at $0.5 million. This adjustment impacted the account balance of the derivative liability, the carrying value of the Series A Convertible Preferred Stock as well as interest expense. At December 31, 2006, the Company had originally calculated the fair value of the embedded derivative to be $8.4 million. Based on the change in the valuation model the revised fair value of the embedded derivative at December 31, 2006 was determined to be $4.5 million. The change in the fair value of the embedded derivative impacted the carrying value of the Series A Convertible Preferred Stock as shown below in the restatement tables.

Reclassification of Dividends Payable and Accretion Charges

The Series A Convertible Preferred Stock accrues dividend in accordance with the Securities Purchase Agreement.. The dividends accrued for the year ended December 31, 2006 were incorrectly charged to interest expense instead of deducted from net loss available for common stockholders in accordance with FASB Statement No. 128, Earnings per Share. The accretion of the discount on the Series A Convertible Preferred Stock was also incorrectly charged to interest expense instead of deducted from net loss available for common stockholders. In addition, issuance expenses related to preferred stock with redemption features that are not classified as liabilities in accordance with FASB Statement No. 150 Financial Instruments with Characteristics of Both Liabilities and Equity, should be deducted from such preferred stock or from additional paid-in capital arising in connection with the sale of the stock. The accretion should be charged to retained earnings (unless declared out of paid-in capital). Therefore, the amortization of the issuance costs related to the Series A Convertible Preferred Stock was reclassified from interest expense and deducted from net loss available for common stockholders.

The following sets forth the condensed consolidated balance sheet as of December 31, 2006 and the condensed consolidated statement of operations for the year ended December 31, 2006 as originally reported and as restated.

Consolidated Balance Sheet:

	Derivative Liability	Long-term Deferred Tax Liability	Series A Convertible Preferred Stock	Retained Earnings
As originally reported	$8,390	$4,682	$35,873	$4,910
Adjust the estimated fair market value of the derivative	(3,928)	—	5,267	(1,339)
Adjustment to true up the Discount on Series A Convertible Preferred Stock	—	—	28	(28)
Tax effect of restatement adjustments	—	336	—	(336)

As restated	$4,462	$5,018	$41,168	$3,207

Consolidated Statement of Operations:

	Interest Expense	Derivative Financial Instrument Benefit	Income Tax Benefit	Net Loss	Net Loss Available to Common Shareholders
As originally reported	$22,348	$5,942	$(7,627)	$(28,714)	$—
Adjust the estimated fair market value of the derivative	—	(1,339)	—	(1,339)	—
Reclassification of accretion of deferred issuance costs	(121)	—	—	121	(121)
Reclassification of dividends payable	(890)	—	—	890	(890)
Adjustment to true up the Discount on Series A Convertible Preferred Stock	24	—	—	(24)	(4)
Tax effect of restatement adjustments	—	—	336	(336)	—

As restated	$21,361	$4,603	$(7,291)	$(29,402)	$(1,015)

(3)	ACQUISITIONS

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

The Company utilized $24.6 million of the $35.0 million available under a Credit Facility provided by CIT, as discussed in Note 10, Debt, to satisfy a portion of the cash purchase price for the acquisition. The balance of the purchase price, including payment of $0.6 million of transaction costs, was satisfied by using cash on hand.

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

On November 10, 2005, DSH entered into a Stock Purchase Agreement with the sellers of the issued and outstanding capital stock, and certain of Sellers’ representatives, of Coastal Security Company, (“Coastal”), pursuant to which DSH agreed to purchase all of the issued and outstanding capital stock of Coastal for approximately $50.8 million in cash, including transaction costs. As more completely discussed in Note 10, Debt, to finance the acquisition, in addition to utilizing existing cash, the Company refinanced its existing senior secured revolving credit facility provided by certain lenders and CIT Financial USA, Inc, with a new $70 million Credit Agreement with CapitalSource Finance, LLC (“CapitalSource Revolving Credit Facility”).

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

The following table shows the condensed consolidated results of continuing operations of the Company, SEC, Starpoint, Coastal and Guardian, as though these acquisitions had been completed at the beginning of each year being reported:

	(dollars in thousands) Twelve Months Ended December 31
	2006 (as restated)	2005	2004
Revenue	$110,665	$118,037	$93,805
Net (loss) income	$(29,442)	$(13,513)	$11,566
(Loss) income per common share – basic	$(4.89)	$(2.29)	$2.65
(Loss) income per common share – diluted	$(4.89)	$(2.29)	$2.27
Weighted average shares outstanding:
Basic	6,025,777	5,904,043	4,363,476
Diluted	6,025,777	5,904,043	5,096,566

(4)	DISCONTINUED OPERATIONS

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

The accompanying Consolidated Statements of Operations for all the years presented have been adjusted to classify the material operations of the U.S Virgin Islands, AMP and PRCC as discontinued operations. Selected statement of operations data for the Company’s discontinued operations is as follows:

	(dollars in thousands) Period Ending December 31,
	2006	2005	2004
Total revenue	$3,528	$27,106	$27,624

Pre-tax income from discontinued operations	(3)	766	2,254
Pre-tax gain on disposal of discontinued operations	297	2,302	—

Income before tax	294	3,068	2,254
Income tax (provision) benefit	—	(1,992)	846

Income from discontinued operations, net of income taxes	$294	$1,076	$3,100

A summary of the total assets of discontinued operations included in the accompanying consolidated balance sheet is as follows:

(dollars in thousands) December 31, 2006
Cash	$485
Accounts receivable, net of allowance	992
Notes receivable, net	407
Inventory	592
Other assets	438
Property and equipment, net	5,057

Total Assets	$7,971

(5)	IMPAIRMENT OF LONG LIVED ASSETS

Impairment Charges in 2006

In 2006, the Company continued to evaluate and analyze our operations in accordance with SFAS No. 144. This analysis, coupled with certain transactions that the Company entered into, indicated that certain operating units were impaired. In the fourth quarter of 2006, the Company sold construction equipment for less than the carrying value of the equipment resulting in an impairment charge, recorded in the third quarter of 2006, of $0.4 million. Subsequent to December 31, 2006, the Company entered into an agreement to sell the joint venture operations and the assets of DevMat and, in anticipation of this sale, the Company recorded an impairment charge of $0.7 million in the fourth quarter of 2006. In March 2007, the Company sold construction assets and, based on the net book value of those assets, the Company recorded an impairment charge of $2.8 million in the fourth quarter of 2006. See Note 26, Subsequent Events. The impairment charge recorded in 2006 was as follows:

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

Additionally, during the fourth quarter of 2005, the Company recorded a $1.0 million impairment charge for the Puerto Rico operations as determined by the anticipated net proceeds from sale of the PRRC operations in May 2006. These operations have been classified as discontinued operations for all periods presented. See Note 4, Discontinued Operations.

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

(6)	RECEIVABLES

Accounts receivable consist of the following:

	(dollars in thousands) December 31,
	2006	2005
Materials division trade accounts	$1,790	$3,302
Materials division trade accounts, related person	—	—
Construction division trade accounts receivable, including retainage	6,579	7,874
Construction division trade accounts, including retainage, related person	506	469
Security division trade accounts	10,721	4,186
Due from sellers and other receivables	1,214	3,750
Due from employees	10	248

	20,820	19,829
Allowance for doubtful accounts	(2,026)	(1,785)

Total accounts receivable, net	$18,794	$18,044

	(dollars in thousands)
	2006	2005	2004
Allowance for doubtful accounts:
Beginning balance	$1,785	$2,785	$2,166
Allowance charged to operations, net	1,120	320	1,547
Allowance obtained through acquisitions	222	293	40
Allowance eliminated with divestitures	(550)	—	—
Direct write-downs charged to the allowance	(551)	(1,613)	(968)

Ending balance	$2,026	$1,785	$2,785
Recovery of previously written off receivables:	$10	$10	$12

The construction division’s trade accounts receivable includes retention billings of $3,411,716 and $1,703,388 as of December 31, 2006 and 2005, respectively.

Notes receivable consists of the following:

	(dollars in thousands) December 31,
	2006	2005
Unsecured promissory notes receivable with varying terms and maturity dates through 2010, (interest rates between 7.0% and 12.0%)	$1,403	$584
Notes receivable with varying terms and maturity dates through 2013, secured by property or equipment, (interest rates between 8% and 11%)	609	1,044
Unsecured promissory note related to customer receivable	19	—
Unsecured promissory notes receivable bearing interest at 8.0 % with varying maturity dates through 2006, guaranteed by a director of the Company and various owners of debtor, related person	—	2,160
Unsecured promissory note receivable bearing interest at 5.0% due in installments through 2008	1,971	2,631
Unsecured promissory notes receivable bearing interest at 8.0% due in 2006	—	339
Unsecured note bearing interest at 2.0 % over the prime rate, due in monthly installments through 2007 (interest rates between 7.25% and 8.15%)	541	528

Trade notes receivable	$4,543	$7,286

(7)	INVENTORIES

Inventories consist of the following:

	(dollars in thousands) December 31,
	2006	2005
Security Services Inventory — component parts	$1,800	$910
Security Services Work in Process	976	390
Aggregates and Sand	890	847
Block, Cement and Material Supplies	807	530
Other	33	215

	$4,506	$2,892

(8)	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES AND AFFILIATES

At December 31, 2006 and 2005, the Company had investments in unconsolidated joint ventures and affiliates consisting of a 1.2 % equity interest in a real estate project in the Bahamas and a 33.3 % interest in a real estate company in Puerto Rico. See Note 19 to these Consolidated Financial Statements. At December 31, 2004, the Company had a 50% interest in a real estate project in South Florida. During 2005, the real estate project in South Florida sold the remaining property. The Company received proceeds of $368,000 and realized a gain on investment of $343,573. Equity earnings of zero, $340,000 and $71,300 were recognized in 2006, 2005, and 2004, respectively, on ventures accounted for under the equity method.

(9)	INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consists of the following as of December 31, 2006 and December 31, 2005:

	(dollars in thousands)
	Goodwill	Customer Lists and Relationships	Other	Total
Ending balance, December 31, 2004	$1,115	$3,698	$622	$5,435
Acquisition of businesses	49,078	47,678	1,200	97,956
Purchase price adjustment	(1,298)	(848)	—	(2,146)
Purchased from third parties	—	669	—	669
Less disposition of cancelled customer accounts	—	(1,551)	—	(1,551)
Less sale of customer accounts	(876)	(955)	—	(1,831)

Ending balance, December 31, 2005	48,019	48,691	1,822	98,532
Less accumulated amortization	—	(2,641)	(98)	(2,739)

Ending balance, net, December 31, 2005	48,019	46,050	1,724	95,793
Acquisition of businesses	32,434	44,000	1,400	77,834
Purchase price adjustment	(2,865)			(2,865)
Purchased from third parties		698		698
Less disposition of cancelled customer accounts		(7,040)		(7,040)
Less sale of customer accounts	(1,011)	(3,331)		(4,342)

Ending balance, December 31, 2006	76,577	80,377	3,124	160,078
Less accumulated amortization	—	(9,589)	(334)	(9,923)

	$76,577	$70,788	$2,790	$150,155

Amortization expense was $17.7 million, $4.2 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The table below presents the weighted average life in years of the Company’s intangible assets.

	2006		2005		2004
	(Amount in years)
Goodwill	(a	)	(a	)	(a	)
Customer accounts	10.0		11.2		11.6
Other	2.3		3.8		4.6

Weighted average	9.9		11.0		11.3

(a)	Goodwill is not amortized but, along with all other intangible assets, is reviewed for possible impairment each year at June 30 or when indicators of impairment exist.

The table below reflects the estimated aggregate customer account amortization for each of the five succeeding years on the Company’s existing customer account base as of December 31, 2006.

	(dollars in thousands)
	2007	2008	2009	2010	2011
Aggregate amortization expense	$14,716	$11,773	$9,418	$7,539	$6,028

(10)	DEBT

Debt consists of the following:

	(dollars in thousands) December 31,
	2006	2005
Installment notes payable in monthly installments through 2008, bearing interest at a weighted average rate of 6.7% and secured by equipment with a carrying value of approximately $250,000	$158	$91
Secured note payable due November 9, 2008, bearing interest at the LIBOR rate plus a margin ranging from 3.25% to 5.75%	89,120	54,967
Secured note payable due March 10, 2006, bearing interest at the prime interest rate, 7.00% at December 31, 2005	—	8,000
Unsecured note payable to the Company’s former Chairman, settled in October 2006, bearing interest at the prime interest rate (7.00% at December 31, 2005)	—	1,725
Unsecured notes payable due through 2011, bearing interest at a rate of 7.0% - eliminated with divestiture of AMP	—	532

Total debt outstanding	$89,278	$65,315

Total current maturities on long-term debt	$76	$9,794

Total long-term debt excluding current maturities	$89,202	$55,521

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

The Credit Agreement contains a number of non-financial covenants imposing restrictions on the Company’s electronic security services division’s ability to, among other things, i) incur more debt, ii) pay dividends, redeem or repurchase stock or make other distributions or impair the ability of any subsidiary to make such payments to the borrower; iii) use assets as security in other transactions, iv) merge or consolidate with others or v) guarantee obligations of others. The Credit Agreement also contains financial covenants that require the Company’s subsidiaries which comprise the electronic security services division to meet a number of financial ratios and tests. Failure to comply with the obligations in the Credit Agreement could result in an event of default, which, if not cured or waived, could permit acceleration of this indebtedness or of other indebtedness, allowing senior lenders to foreclose on the Company’s electronic security services assets. In October and November 2006, the Company was not in compliance with certain financial covenants and on December 29, 2006, obtained a waiver and third amendment to the Credit Agreement that waived these breaches and amended the following provisions of the Credit Agreement; (i) increased the maximum leverage ratio from 26.0x to 1.0 to 26.6x to 1.0 (ii) reduced the minimum fixed charge coverage ratio from 1.25 to 1.0 to 1.15 to 1.0 and (iii) increased the maximum capital expenditures from $1.5 million to $1.75 million. As a result of this waiver and third amendment, at December 31, 2006, the Company was in compliance with the covenants of the Credit Agreement. (See Note 26—Subsequent Events-CapitalSource Credit Agreement.)

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

The total maturities of all debt subsequent to December 31, 2006 are as follows:

2007	$76
2008	89,186
2009	16
2010	—
2011	—
Thereafter	—

$89,278

(11)	Series A Convertible Preferred Stock

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

The Series A Convertible Preferred Stock has an 8% dividend rate payable quarterly in cash or stock at the option of the Company, on April 1, July 1, October 1, and January 1. The dividend rate is subject to adjustment as defined in the SPA. The Series A Convertible Preferred Stock is convertible into the Company’s common stock at a price of $9.54 or 90% of the lowest Closing Bid Price for the last 3 trading days, if in default. The conversion price is subject to adjustment for anti-dilution transactions, as defined. Shares may be redeemed in cash if 1) the shares are not registered, 2) at maturity on or about October 20, 2012, in three equal installments payable in cash on the 4th, 5th and 6th anniversary of the issuance date, 3) at the option of the holder, for cash, on May 11, 2009 or 4) at the option of the Company, for cash, on or after May 11, 2009. The Series A Convertible Preferred Stock has a mandatory conversion into Common Stock, at the option of the Company, after 2 years from date of issuance, if the common stock price exceeds 175% of the conversion price for 60 consecutive trading days.

The Series A Convertible Preferred Stock was issued at a discount of $0.5 million on October 20, 2006. The Company is amortizing the discount over the term of the Series A Convertible Preferred Stock using the effective interest rate method. At December 31, 2006, the amortization of the discount on the Series A Convertible Preferred Stock amounted to less than $.01 million and was charged to net loss available to common shareholders.

The Series A Convertible Preferred Stock is classified outside stockholder’s equity as it may be mandatorily redeemable at the option of the holder or upon the occurrence of an event that is not solely within the control of the Company. Any preferred dividends as well as the accretion of the $0.5 million discount are deducted from net income (loss) available to common shareholders. In connection with entering into the Notes, Warrants and Preferred Stock arrangements, the Company paid fees totaling $3.9 million. These fees were accounted for as deferred financing costs and are amortized on a straight line basis over 4.0 years. Through December 31, 2006, the Company amortized approximately $0.6 million of these costs. The unamortized balance of deferred financing costs at December 31, 2006 amounted to $3.3 million and are recorded as a reduction of the carrying value of the Series A Convertible Preferred Stock in the accompanying consolidated balance sheet. The Series A Preferred Stock is accreted to its liquidation value based on the effective interest method over the period to the earliest redemption date. The accretion of the deferred issuance costs was charged to retained earnings (if a deficit balance then the charge is to additional paid-in capital). For the year ended December 31, 2006, approximately $121,000 of amortization of deferred issuance costs was charged to retained earnings and deducted from net loss available to common shareholders. In addition, it was determined that the Series A Convertible Preferred Stock has several embedded derivatives that met the requirements for bifurcation at the date of issuance. (See Note 12-Derivative Instruments.)

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

Under the terms of these Forbearance Agreements, the Required Holders have agreed that for a period of time ending no later than January 2, 2008, they shall each refrain from taking any remedial action with respect to the Company’s failure (the “Effectiveness Failure”) to have declared effective by the Securities and Exchange Commission a registration statement registering the resale of the shares of the Company’s common stock underlying the Series A Preferred Shares and warrants as required by a Registration Rights Agreement, dated February 10, 2006, by and between the Company, the Required Holders and the remaining holder of the Series A Convertible Preferred Stock (the “Registration Rights Agreement”). The parties also agreed to refrain from declaring the occurrence of any “Triggering Event” with respect to the Effectiveness Failure and from delivering any Notice of Redemption at Option of Holder with respect thereto or demanding any amounts due and payable with respect to the Effectiveness Failure, including without limitation, any Registration Delay Payments. No remedial actions were taken by the Required Holders.

The Forbearance Agreements also contain agreements to amend the governing Certificate of Designations to revise certain terms of the Series A Convertible Preferred Stock, including, without limitation, a reduction in the conversion price of the Series A Convertible Preferred Stock to $6.75, allowance for the accrual of dividends on the Series A Convertible Preferred Stock at a rate equal to 10% per annum, which dividends may be payable in kind, and a revision of the definition of the Leverage Ratio. The revised definition shall provide for the Leverage Ratio to be calculated as a multiple of recurring monthly revenue (“Performing RMR”) as opposed to EBITDA and a revision of the Maximum Leverage Ratio covenant to require the Maximum Leverage Ratio to equal 38x Performing RMR, commencing on June 30, 2008. The parties to the Forbearance Agreement also agreed to allow dividends to accrue but not be payable until the expiration of the Forbearance Period. The revised terms to the Series A Convertible Preferred Stock will become effective upon the approval of the Restated Certificate of Designations by a majority of the Company’s shareholders at the Company’s annual meeting which is scheduled to be held on June 30, 2007. At December 31, 2006, the Company accrued $0.9 million of dividends payable which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheet. This amount was charged to net loss available to common shareholders for the year ended December 31, 2006.

Notwithstanding these Forbearance Agreements, on April 3, 2007, an institutional investor who holds shares of the Company’s Series A Convertible Preferred Stock, but was not a party to the Forbearance Agreements, transmitted a notice of redemption to the Company alleging the Company failed to timely pay certain Registration Delay Payments constituting a Triggering Event which gave such investor the right to require the Company to redeem all shares of Series A Convertible Preferred Stock held by such investor. The Company disagrees that this investor has such redemption right and intends to vigorously contest the actions taken by this investor to enforce such alleged right. The investor holds shares of the Company’s Series A Convertible Preferred Stock with a face value equal to $7,000,000. The Company does not believe that a liability for any registration delay payments in accordance with the Registration Rights Agreement is warranted. See Note 26 – Subsequent Events – Forbearance and Amendment Agreements.

(12)	Derivative Instruments

Derivative financial instruments, such as warrants and embedded derivative instruments of a host instrument, which risk and rewards of such derivatives are not clearly and closely related to the risk and rewards of the host instrument, are generally required to be bifurcated and separately valued from the host instrument with which they relate.

The following freestanding and embedded derivative financial instruments were identified with the issuance of the Notes : i) the warrants, which is a freestanding derivative, and ii) the right to purchase the Series A Convertible Preferred Stock upon issuance (“the Right to Purchase”), which is a freestanding derivative instrument within the SPA. The Company valued the Warrants and the Right to Purchase at March 6, 2006, their date of issuance, using an appropriate option pricing model (“the Model”). The Warrants, which were issued in connection with the issuance of the Notes, are detachable and have a three-year life expiring on March 6, 2009. The Company evaluated the classification of the Warrants in accordance with Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock (“EITF No. 00-19”), and concluded that the warrants do not meet the criteria under EITF 00-19 for equity classification since there is no limit as to the number of shares that will be issued in a cashless exercise and the Company is economically compelled to deliver registered shares since the maximum liquidating damages is a significant percentage of the proceeds from the issuance of the securities. The Rights to Purchase are deemed to be issued in connection with the issuance of the Notes, and have a life which expires on the date the Preferred Stock is issued. The Model determined an $8.6 million aggregate value for these derivatives and this value has been recorded as derivative instrument liability and classified as current or long term in accordance with respective maturity dates. The Model assumptions for initial valuation of the Warrants and Rights to Purchase the Preferred Stock as of the issuance date were a risk free rate of 4.77% and 4.77%, respectively, and volatility for the Company’s common stock of 50% and 30%, respectively. The volatility factors differ because of the specific terms related to the Warrants and the conversion rights. Since these derivatives are associated with the Notes, the face value of the notes were recorded net of the $8.6 million attributed to these derivative liabilities. Accordingly, the Company accreted the $8.6 million carrying value of the Notes, using the effective rate method, over the life of the Notes and recorded a non-cash charge amounting to $8.6 million to interest expense from the date of issuance through October 20, 2006, the date of exchange of the Notes into Series A Convertible Preferred Stock. Additionally, the derivative liability amounts have been re-valued at each balance sheet date with the resulting change in value being recorded as income or expense to arrive at net income. From the date of issuance through October 20, 2006, an aggregate benefit of $7.3 million has been recorded with respect to the re-valuation of these derivatives liabilities and the fair value of the Right to Purchase derivative liability was adjusted to zero at October 20, 2006 as the Right to Purchase was executed by the Note Holders. The remaining derivative liability at October 20, 2006 of $1.3 million related to the Warrants.

On October 20, 2006, pursuant to the terms of the SPA, the private placement investors received, in exchange for the Notes, an aggregate of 45,000 shares of Series A Convertible Preferred Stock, par value $.10 per share, with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share. Upon the issuance of the Series A Convertible Preferred Stock, the following embedded derivatives were identified within the Series A Convertible Preferred Stock: i) the ability to convert the Preferred Stock for common stock; ii) the option of the Company to satisfy dividends payable on the Series A Convertible Preferred Stock in common stock in lieu of cash (dividend put option); iii) the potential increase in the dividend rate of the Preferred Stock in the event a certain level of net cash proceeds from the sale of our construction and material division assets are not realized within a specified time frame (referred to as the legacy asset rate adjustment) and (iv) a change in control redemption right. The embedded derivatives within the Series A Convertible Preferred Stock were bifurcated and valued as a single compound derivative liability at $0.5 million at the date of issuance. On April 2, 2007, the Company entered into a Forbearance Agreement with respect to the Series A Convertible Preferred Stock with some of the institutional investors, which among other amended terms eliminated the legacy rate adjustment and provided for payment of dividends in cash, therefore, at December 31, 2006, the legacy rate adjustment and the dividend put option derivatives were deemed to have zero value. The Company recorded a $3.2 million charge related to the write off of this net derivative asset.

The Model assumptions for revaluation of the Warrants and the embedded derivatives at December 31, 2006 were a risk free rate of 4.65%, and volatility for the Company’s common stock of 45%. For the year ended December 31 2006, a benefit of $0.5 million has been recorded with respect to the re-valuation of these derivatives liabilities and warrants. A total aggregate benefit of $4.6 million has been recorded with respect to the valuation of all derivatives and warrants for the year ended December 31, 2006. At December 31, 2006, the derivative liability amounted to $4.5 million, of which $3.7 million related to the conversion feature in current and long-term portions of the preferred stock and $0.8 million related to the Warrants.

The following table summarizes the activity for each derivative instrument for the year ended December 31, 2006.

	Derivative (Income) Expense	Warrants	Conversion option	Dividend put options	Legacy asset rate adjustment	Right to Purchase
Fair value of derivatives at March 6, 2007	$—	$(4,817,561)	$—	$—	$—	$(3,744,434)
Fair value adjustments prior to exchange of Notes	(7,305,683)	3,561,249	—	—	—	3,744,434
Exchange of Notes at October 20, 2006	—	—	(3,717,016)	3,918,602	(706,126)	—
Fair value adjustments post exchange of Notes	2,702,587	502,294	7,595	(3,918,602)	706,126	—

Balances at December 31, 2006 and for the twelve months then ended	$(4,603,096)	$(754,018)	$(3,709,421)	$—	$—	$—

(13)	CAPITAL STOCK

The following table sets forth the computation of basic and diluted share data:

Common stock:
	2006	2005	2004
Weighted average number of shares outstanding – basic	6,025,777	5,904,043	4,363,476
Effect of dilutive securities:
Options and Warrants	—	—	733,090

Weighted average number of shares outstanding – diluted	6,025,777	5,904,043	5,096,566

Options and Warrants not included above (anti-dilutive)	3,176,200	1,053,000	1,010,000

Shares outstanding:
Beginning outstanding shares	6,001,888	5,738,713	3,296,373
Repurchase of shares	—	(17,300)	(8,247)
Issuance of shares	31,960	280,475	2,450,587

Ending outstanding shares	6,033,848	6,001,888	5,738,713

Preferred stock:
	2006	2005	2004
Shares outstanding:
Beginning outstanding shares	—	—	—
Issuance of shares	45,000	—	—

Ending outstanding shares	45,000	—	—

(14)	STOCK OPTION PLANS

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

(15)	WARRANT ISSUANCE

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

In connection with the March 2006 issuance of $45,000,000 of term notes, the Company issued warrants to acquire an aggregate of 1,650,943 shares of common stock at an exercise price of $11.925 per share. This issuance of warrants is further discussed in Note 10, Debt, Note 11, Series A Convertible Preferred Stock and Note 12, Derivative Instruments.

(16)	INCOME TAXES

Income tax (benefit) expense consists of:

	(dollars in thousands)
	Current	Deferred	Total
2006 (as restated)
Federal	$80	$(8,814)	$(8,734)
Foreign	1,146	297	1,443

	$1,226	$(8,517)	$(7,291)
2005
Federal	$(1,495)	$(4,120)	$(5,615)
Foreign	5,111	—	5,111

	$3,616	$(4,120)	$(504)
2004
Federal	$1,008	$1,792	$2,800
Foreign	(905)	(609)	(1,514)

	$103	$1,183	$1,286

The actual expense differs from the “expected” tax (benefit) expense computed by applying the U.S. federal corporate income tax rate of 34% to (loss) income before income taxes as follows:

	(dollars in thousands) December 31,
	2006 (as restated)	2005	2004
Computed “expected”
Tax (benefit) expense	$(12,575)	$(5,404)	$3,000
Increase (reduction) in income taxes resulting from:
Repatriation of foreign income	1,625	2,890	5,270
Derivative expense associated with financial instruments	1,347	—	—
Tax incentives of foreign subsidiaries	—	(2,811)	(3,205)
Change in deferred tax valuation allowance	1,409	794	(1,269)
Additional foreign taxes	1,146	5,116	(799)
Differences in effective rate in foreign jurisdiction and other	(243)	(1,089)	(1,711)

Total	$(7,291)	$(504)	$1,286

Significant portions of the deferred tax assets and liabilities results from the tax effects of temporary difference:

	(dollars in thousands) December 31,
	2006 (as restated)	2005
Deferred tax assets:
Plant and equipment, principally due to difference in depreciation and capitalized interest	$2,395	$182
Net operating loss carry-forwards	13,939	7,245
Foreign tax credit	3,246	3,134
Compensation	1,572	1,614
Estimated losses on construction projects	—	506
Reserves and other	472	69

Total gross deferred tax assets	$21,624	$12,750
Less valuation allowance	(11,284)	(9,875)

Net deferred tax assets	$10,340	$2,875

Deferred tax liabilities:
Intangible assets, principally due to purchase valuation of customer lists	$(12,295)	$(6,206)
Estimated losses on construction projects	(10)	—

Total gross deferred tax liabilities	$(12,305)	$(6,206)

Net deferred tax	$(1,965)	$(3,331)

In assessing the ability to realize a portion of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. Taxable temporary differences giving rise to deferred tax liabilities will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets net of valuation allowances. The valuation allowance for deferred tax assets as of December 31, 2006 and December 31, 2005 was $11.3 million and $9.9 million, respectively. The increase (decrease) in valuation allowance was $1.4 million and $1.3 million in 2006 and 2005, respectively. The increase in valuation allowance primarily consisted of the addition of a $0.6 million valuation on the foreign tax credit created from the withholding taxes deemed paid and an increase of $1.5 million in valuation allowance due to a net increase in 2006 foreign and state net operating losses. These increases were offset in part by a reduction in the valuation allowance due to a reduction in prior year foreign net operating loss carry forward and change in state tax rates due to the acquisition (discussed below).

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

(17)	FOREIGN SUBSIDIARIES

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

(18) SEGMENT REPORTING

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

	(dollars in thousands) December 31,
	2006	2005	2004
Revenue (including inter-segment):
Security	$53,987	$18,515	$943
Material	15,815	13,410	15,870
Construction	35,970	39,776	25,672
Other	632	862	184
Elimination of inter-segment revenue	(781)	(781)	(1,135)

Total	$105,623	$71,782	$41,534

	(dollars in thousands) December 31,
	2006 (as restated)	2005	2004

Interest Expense:
Security	$(9,933)	$(2,455)	$—
Material	—	(3)	(9)
Construction	—	(3)	(22)
Other	(11,428)	(151)	(92)

Total	$(21,361)	$(2,612)	$(123)

Operating (loss):
Security	$(7,349)	$(771)	$(108)
Material	(520)	(5,613)	(2,987)
Construction	(7,644)	(2,916)	4,593
Other	(332)	(111)	(56)
Unallocated corporate overhead	(7,314)	(5,545)	(4,421)

Total	$(23,159)	$(14,956)	$(2,979)

Other income, net	7,533	1,672	11,925

(Loss) income from continuing operations before income taxes	$(36,987)	$(15,896)	$8,823

Total Assets:
Security	$182,092	$114,483
Material	5,626	14,544
Construction	21,985	30,861
Other	3,194	5,579

Total	212,897	$165,467

Depreciation and amortization:
Security	$18,846	$4,498	$244
Material	722	1,175	581
Construction	2,449	2,281	1,635
Discontinued	50	2,280	2,530
Other	684	260	45

Total	$22,751	$10,494	$5,035

	(dollars in thousands) December 31,
	2006	2005	2004
Capital expenditures:
Security	$1,635	$346	$7
Material	621	2,216	3,163
Construction	1,637	5,698	5,208
Other	203	1,373	1,384

Total	$4,096	$9,633	$9,762

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

	(dollars in thousands) December 31,
	2006	2005	2004
Revenue by geographic areas:
U.S. and its territories	$65,068	$22,073	$4,985
Netherlands Antilles	14,238	12,938	9,967
Antigua and Barbuda	3,767	2,983	1,863
French West Indies	4,985	6,853	6,131
Bahamas	17,565	26,917	16,866
Other foreign areas	—	18	1,722

Total	$105,623	$71,782	$41,534

Property, plant and equipment, net, by geographic areas:
U.S. and its territories	$4,834	$6,840	$10,948
Netherlands Antilles	657	297	1,199
Antigua and Barbuda	2,365	8,794	8,314
French West Indies	653	391	1,635
Bahamas	2,773	5,414	5,649
Other foreign areas	—	—	—

Total	$11,282	$21,736	$27,745

(19)	RELATED PERSON TRANSACTIONS

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

•

In the second quarter of 2005, the Company entered into a construction contract to build a $3.0 million residence on Lot 22 of the resort project whereby certain investors in the entity owning and managing the resort provide the funding for the construction of the residence. At December 31, 2005, the Company recorded revenue of $0.4 million with a backlog of $2.5 million in connection with this project. During 2006 the Company recorded revenue of $0.9 million. On December 31, 2006 and December 31, 2005 the receivable balance attributable to this job was $0.2 million. The cost in excess of billings and estimated earnings was zero and $20,247 at December 31, 2006 and December 31, 2005, respectively. Subsequent to the Company’s fiscal year end, on March 13, 2007, the Company and Mr. Smith entered into a Termination and Release Agreement. Under the terms of the agreement, Mr. Smith and the Company release each other from any further obligation related to Lot 22. Specifically, the Agreement provides that neither the Company nor Mr. Smith shall have any obligation to perform any services for or make any payments to each other. construction company

Refer to Note 26—Subsequent Events — Sale of Construction Division.

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

On August 12, 2005, the Company entered into a Management Services Agreement, dated as of August 12, 2005 and retroactive to April 18, 2006 (the “Management Agreement”), with Royal Palm Capital Management, LLLP (“Royal Palm”), to provide management services. Royal Palm Capital Management, LLLP is an affiliate of Coconut Palm Capital Investors I Ltd. (“Coconut Palm”) with whom the Company completed a transaction on June 30, 2004, whereby Coconut Palm invested $18 million into the Company for purposes of the Company entering into the electronic security services industry. Richard Rochon, the Company’s Chairman, and Mario Ferrari, one of the Company’s directors, are principals of Coconut Palm and Royal Palm. Mr. Rochon has also been the Company’s acting Chief Executive Officer since the resignation of Steven Ruzika subsequent to December 31, 2006. Robert Farenhem, a principal of Royal Palm, was the Company’s interim Chief Financial Officer from April 18, 2005 through December 20, 2005, and once again in February 2007. See Note 26, Subsequent Events.

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

(20)	COSTS AND ESTIMATED EARNINGS ON CONTRACTS

Costs and estimated earnings on contracts are included in the accompanying consolidated balance sheets under the following captions:

	(dollars in thousands) December 31,
	2006	2005
Costs and estimated earnings in excess of billings	$1,485	$2,066
Billings in excess of costs and estimated earnings	(1,037)	(1,256)

	$448	$810

Costs incurred on uncompleted contracts	$45,867	$38,940
Costs incurred on completed contracts	25,176	13,283
Estimated earnings	9,227	11,410

	80,270	63,633
Less: Billings to date	79,822	62,823

	$448	$810

(21)	COMMITMENTS AND CONTINGENCIES

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

Yellow Cedar

In the fall of 2000, VICBP, a subsidiary, was under contract with the Virgin Islands Port Authority, or VIPA, for the construction of the expansion of the St. Croix Airport. During the project, homeowners and residents of the Yellow Cedar Housing Community, located next to the end of the expansion project, claimed to have experienced several days of excessive dust in their area as a result of the ongoing construction work and have claimed damage to their property and personal injury. The homeowners of Yellow Cedar have filed two separate lawsuits for unspecified damages against VIPA and VICBP as co-defendants. In both cases VICBP, as defendant, has agreed to indemnify VIPA for any civil action as a result of the construction work. VICBP brought a declaratory judgment action in the District Court of the Virgin Islands to determine whether there is coverage under the primary policy. On October 23, 2007, the declaratory judgment was ruled in favor of insurers and we have since filed an Appeal of the Denial. If the Appeal of the Denial for the Company’s Summary Judgment is favorable to us, VICBP would be liable for the $50 per claim and the original $50,000 deductible. However, this was satisfied when the initial claims were resolved with claimants. Additionally, the Company will recover its legal expenses for pursuing the Summary Judgment.

VICBP cannot accurately estimate actual damages to the claimants since a significant part of the property damage claims were resolved prior to the litigation and credible evidence of the bodily injury portion of the lawsuit has not been presented. Additionally, because the legal process continues, VICBP is unable to determine how all of the facts of this matter will be resolved under St. Croix environmental law. As a result of all the uncertainties, the outcome cannot be reasonably determined at this time and the Company is unable to estimate the loss, if any, in accordance with FASB No. 5, “Accounting for Contingencies” (“FASB No. 5”). However, we do not believe that the outcome will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

In connection with the CIT Senior Loan repayment, and financing the acquisition of Coastal Security Services in November 2005, the Company entered into a $70 million revolving credit agreement with CapitalSource Finance LLC replacing in full the CIT facility. The specific terms of the CapitalSource revolving credit facility are more specifically described in Note 10, Debt. The Company signed a non-recourse performance guarantee with CapitalSource and pledged, as collateral, the Company’s stock in DSH. In connection with the March 2006 acquisition of Guardian, the Company increased the facility with CapitalSource to $100 million.

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

(22)	BUSINESS AND CREDIT CONCENTRATIONS

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

(23)	EMPLOYEE BENEFITS

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

(24)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(25)	SELECTED QUARTERLY DATA (Unaudited)

	(Amounts shown in thousands except share and per share data information)
	2006 Quarters (as restated)				2005 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Revenue	$23,849	$28,551	$26,141	$27,082	$15,059	$19,220	$16,680	$20,823
Gross Margin	4, 802	9,870	6,351	9,431	4, 153	4,189	640	4,882
(Loss) income from:
Continuing operations	(9,254)	(361)	(11,093)	(8,988)	(2,160)	(1,598)	(4,364)	$(7,270)
Discontinued operations	483	(56)	(148)	15	595	1,178	2,580	(3,277)
Net (loss) income	(8,771)	(417)	(11,241)	(8,973)	(1,565)	(420)	(1,784)	(10,547)
Basic Net (Loss) income per common share
Continuing operations	$(1.54)	$(0.06)	$(1.84)	$(1.49)	$(0.37)	$(0.27)	$(0.73)	$(1.21)
Discontinued operations	0.08	(0.01)	(0.02)	(0.00)	0.10	0.20	0.43	(0.55)
Net (Loss)	(1.46)	(0.07)	(1.86)	(1.49)	(0.27)	(0.07)	(0.30)	(1.76)
Diluted Net (Loss) income per common share
Continuing operations	$(1.54)	$(0.06)	$(1.84)	$(1.49)	$(0.37)	$(0.27)	$(0.73)	$(1.21)
Discontinued operations	0.08	(0.01)	(0.02)	(0.00)	0.10	0.20	0.43	(0.55)
Net (Loss)	(1.46)	(0.07)	(1.86)	(1.49)	(0.27)	(0.07)	(0.30)	(1.76)

(26)	SUBSEQUENT EVENTS

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

As a result of this transaction, in the fourth quarter of 2006, the Company recognized an impairment charge on the construction assets of approximately $2.8 million. An additional loss on the sale of these assets of $261,828 was recorded during the nine months ended September 30, 2007 upon final transfer of assets to the Purchaser. During the quarter ended March 31, 2007, the Company established an accrued liability of $201,659 for the Deerfield lease in accordance with FASB No. 146 “Accounting for Costs Associated with Exit or Disposal Activities (“FASB No. 146”).” The Company also accrued employee severance and retention costs in accordance with FASB No. 146 amounting to $759,742. During the three months ended September 30, 2007, the Company accrued an additional $391,000 which comprised of costs associated with additional contingencies, unanticipated jurisdictional employment requirements, and costs associated with closure of certain plant facilities. Donald L. Smith, Jr., the Company’s former Chairman and Chief Executive Officer and a current director of the Company and Donald L. Smith, III, a former officer of the Company, are principals of the Purchaser. Other than the Asset Purchase Agreement, Transition Services Agreement, and the Company’s relationship with Donald L. Smith, Jr. and Donald L. Smith, III, there is no material relationship between the Company and the Purchaser of which the Company is aware.

Discontinued of Operations. On March 30, 2007, the Board of Directors approved a board resolution to authorize management to sell the remaining assets of the Construction, Materials and Utilities Divisions upon such terms and conditions, including price, as management determines to be appropriate.

“Forbearance and Amendment Agreements. On April 2, 2007, effective as of March 30, 2007, the Company entered into Forbearance and Amendment Agreements (the “Forbearance Agreements) with certain institutional investors (the “Required Holders”) holding, in the aggregate, a majority of the Company’s previously-issued Series A Convertible Preferred Stock (the “Series A Preferred Stock”).

Under the terms of these Forbearance Agreements, the Required Holders agreed that for a period of time ending no later than January 2, 2008, they shall each refrain from taking any remedial action with respect to the Company’s failure (the “Effectiveness Failure”) to have declared effective by the United States Securities and Exchange Commission a registration statement registering the resale of the shares of Devcon’s common stock underlying the Series A Preferred Shares and warrants as required by a Registration Rights Agreement, dated February 20, 2005, by and between the Company, the Required Holders and the remaining holder of the Series A Preferred Shares (the “Registration Rights Agreement”). The parties also agreed to refrain from declaring the occurrence of any “Triggering Event” with respect to the Effectiveness Failure and from delivering any Notice of Redemption at Option of Holder with respect thereto or demanding any amounts due and payable with respect to the Effectiveness Failure, including without limitation, any Registration Delay Payments. No remedial actions were taken by the Required Holders.

Pursuant to the terms of these Forbearance Agreements, the Company agreed to submit to its shareholders for approval at the Company’s annual shareholder meeting a form of Amended and Restated Certificate of Designations (the “Amended Certificate of Designations”) setting forth certain revised terms of the Series A Preferred Stock as described in the Forbearance Agreements. On June 29, 2007, the Company’s shareholders approved the Amended Certificate of Designations at the Company’s annual shareholder meeting. The Company filed the Amended Certificate of Designations with the Secretary of State of Florida on July 13, 2007, effective as of such date.

In connection with the filing of the Amended Certificate of Designations, the Company and the parties to the Forbearance Agreements entered into an Amended and Restated Securities Purchase Agreement, dated as of July 13, 2007 (the “Amended Securities Purchase Agreement”), and an Amended and Restated Registration Rights Agreement, dated as of July 13, 2007 (the “Amended Registration Rights Agreement”).

The Amended Securities Purchase Agreement contains terms similar to the original Securities Purchase Agreement entered into among the parties on February 10, 2006 except that one holder agreed to sell back to the Company warrants to purchase 1,284,067 shares of the Company’s common stock, par value $.10 (the “Common Stock”). The Amended Certificate of Designations also included a reduction in the conversion price of the Series A Preferred Shares to $6.75, allowance for the accrual of dividends on the Series A Preferred Shares at a rate equal to 10% per annum, which dividends may be payable in kind, and a revision of the definition of the Leverage Ratio. The revised definition shall provide for the Leverage Ratio to be calculated as a multiple of recurring monthly revenue (“Performing RMR”) as opposed to EBITDA and a revision of the Maximum Leverage Ratio covenant to require the Maximum Leverage Ratio to equal 38x Performing RMR, commencing on June 30, 2008. In addition, each of the parties to the Amended Securities Purchase Agreement waived certain rights to receive Registration Delay Payments and certain other provisions set forth in the governing documents. In addition, the parties executed an Amended and Restated Registration Rights Agreement which removed the obligation to have declared effective by the United States Securities and Exchange Commission by January 2, 2008 a registration statement registering the resale of the shares of Devcon’s common stock underlying the Series A Preferred Shares and warrants as required by the Registration Rights Agreement, dated February 20, 2005.

With respect to the other holder of the Series A Convertible Preferred Stock, which did not enter into the Forbearance Agreements but had filed a lawsuit against the Company, on August 16, 2007, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement Agreement”) pursuant to which the Company resolved all claims against the Company set forth in the lawsuit such holder filed. See Settlement with Preferred Stockholder below.

On June 29, 2007, the Company’s shareholders approved the Amended Certificate of Designations at the Company’s annual shareholder meeting. The Company filed the Amended Certificate of Designations with the Secretary of State of Florida on July 13, 2007, effective as of such date. In connection with the filing of the Amended Certificate of Designations, the Company and the parties to the Forbearance Agreements entered into the Amended SPA and the Amended and Restated Registration Rights Agreement. The Amended SPA contains terms similar to the original SPA entered into among the parties on February 10, 2006, except that one holder agreed to sell back to the Company warrants to purchase 1,284,067 shares of the Company’s common stock, and the parties thereto acknowledged and agreed that the Company’s dividend payment obligations with respect to the Preferred Stock accruing from January 1, 2007 through the Closing date (July 13, 2007) of the Amended SPA have been satisfied by adding such dividends to the Stated Value of the shares of Preferred Stock. Thus, the Company now has the option of paying the dividends in-kind and not to deplete cash resources for these dividend payments. At September 30, 2007, approximately $2.9 million of accrued dividends were paid in-kind and reclassified to the carrying value of the Preferred Stock. The Company filed the Amended Certificate of Designations with the Secretary of State of Florida on July 13, 2007, effective as of such date.

CapitalSource Credit Agreement. On September 25, 2007, certain subsidiaries (the “Borrowers”) of the Company entered into a Consent and Fifth Amendment (the “Fifth Amendment”) with CapitalSource Finance LLC (“CapitalSource”). The Fifth Amendment to the Credit Agreement dated as of November 10, 2005, as amended, increased the total commitment to $105.0 million from $100.0 million (with the borrowers having the ability to increase this commitment further to $125.0 million), extended the maturity date of the Credit Agreement to September 25, 2010, and adjusted the interest rate and certain financial and other covenants provided therein. The proceeds from the Credit Agreement were used to partially fund the redemption of certain shares of the Company’s Preferred Stock in connection with settlement arrangements the Company had entered into to settle all claims set forth in the lawsuit (the “Lawsuit”) disclosed under the caption “Series A Convertible Preferred Stockholder” in “Item 3—Legal Proceedings.”

Repurchase Plan. On July 24, 2007, the Company’s Board of Directors approved the repurchase of up to $5.0 million of its common stock between July 24, 2007 and December 31, 2008. At September 30, 2007, the Company had repurchased 163,834 shares for a total cost of $0.6 million.

Settlement with Preferred Stockholder. On August 16, 2007, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement Agreement”) pursuant to which, subject to the payment of the Settlement Amount set forth below, the Company resolved all claims against the Company set forth in the lawsuit (the “Lawsuit”) disclosed under the Caption “Series A Convertible Preferred Stockholder” in “Item 3—Legal Proceedings.” Pursuant to the Settlement Agreement, on September 28, 2007, the Company paid one of the plaintiffs in the Lawsuit an amount equal to $7.4 million, which included accrued dividends since January 1, 2007, (the “Settlement Amount”), and the plaintiffs returned all shares of the Company’s Preferred Stock held by them to the Company. In return, all parties to the Lawsuit entered into mutual releases releasing each other from any and all claims.

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

Changes in Internal Controls Over Financial Reporting and Management’s Remediation Initiatives

The Company is committed to continuously improving its internal controls and financial reporting. The Company is working with consultants with experience in internal controls to assist management and the Audit Committee in reviewing the Company’s current internal controls structure with a view towards meeting the formalized requirements of Section 404 of the Sarbanes-Oxley Act.

In order to remediate the significant deficiencies and material weaknesses described above, the Company’s management and its Audit Committee will be taking the following steps:

•	Certain of the Company’s procedures have been formalized and documented with respect to review and oversight of financial reporting.

•	The Company has shortened the period between review cycles and continues to enhance certain mitigating controls which will provide additional analysis of financial reporting information.

•	The Company has implemented a financial reporting timeline and checklist process to assist in the timely gathering and review of financial information.

•	The Company has obtained the services of qualified individuals with appropriate U.S. GAAP experience.

•	The Company is integrating accounting staffs and systems between acquired subsidiaries to facilitate standardized financial accounting and reporting procedures.

•	The Company has implemented account reconciliation processes, and expanded senior management reviews and analyses, including the review of journal entries.

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

In connection with the preparation of our Form 10-Q for the quarter ended June 30, 2007, management identified certain adjustments that were required to be recorded within the Form 10-Q for the quarters ended March 31, 2007, June 30, 2007 and for the year ended December 31, 2006. The adjustments to our financial statements involved the identification, valuation and resulting accounting for embedded derivatives and warrants associated with our Series A Convertible Preferred Stock. Our management believes that our failure to properly value and identify these adjustments indicates the existence of certain material weaknesses in our internal control over financial reporting. As a result of the existence of those material weaknesses, our management concluded that our disclosure controls and procedures were ineffective as of December 31, 2006.

A number of initiatives to strengthen our internal controls over financial reporting were initiated in May 2007 and have continued since then. These include:

•	Establishment of more robust review process by senior management for high risk areas

•	Implementation of specific review procedures for the review and recording of derivative instruments.

•	Working closer with consultants in the identification and valuation of derivatives.

•

In March 2007, we retained independent consultants trained in accounting and financial reporting who are CPAs. One of our consultants was a former partner with a national public accounting firm and has experience with the requirements of Section 404 of the Sarbanes-Oxley Act.

•	Hiring more staff with higher technical experience in the area of financial reporting and complex accounting issues.

The continued implementation of policies and procedures, as well as other initiatives to remediate the identified material weaknesses is among our highest priorities. Management and our Audit Committee will continually assess the progress and sufficiency of these initiatives and make the appropriate adjustments as and when required. As of the date of this report, our management believes that the plan outlined above, when completed, will remediate the material weaknesses in internal controls over financial reporting as described above.

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

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Thresh- old ($)	Target ($)	Maxi-mum ($)	Target (#)
George M. Hare, Former Chief Financial Officer	11/2006	n/a	n/a	n/a	n/a	n/a	50,000	$5.51	107,373
Ron G. Lakey, Former Chief Operating Officer and President – Construction & Materials	11/2006	n/a	n/a	n/a	n/a	n/a	60,000	5.51	128,848
Stephen J. Ruzika, Former Chief Executive Officer and President	11/2006	n/a	n/a	n/a	n/a	n/a	25,000	5.51	53,687
Donald L. Smith III, Former Vice President – Construction Division	11/2006	n/a	n/a	n/a	n/a	n/a	n/a	n/a	—

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

No employment or other agreements provide for the issuance of any shares of capital stock. There are no other options, warrants, or other rights to purchase securities of ours issued to employees and directors, other than options to purchase common stock issued under the 1986 Non-Qualified Stock Option Plan, the 1992 Directors Stock Option Plan, the 1992 Stock Option Plan, as amended, the 1999 Stock Option Plan, as amended, the 2006 Incentive Compensation Plan, Warrants issued in connection with the investment by Coconut Palm Capital Investors I, Ltd., Warrants issued in connection with the issuance of our Series A Convertible Preferred Stock and Options to purchase 50,000 shares were issued to Matrix Desalination, Inc. at an exercise price of $6.38 in May 2003. The vesting of the options issued to Matrix was dependent on the consummation of certain investments for DevMat Utility Resources, LLC. For more information regarding the Company’s equity compensation plans, see Note 14, Stock Option Plans.

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

(3)	Exhibits.

Exhibit	Description
2.1	Asset Purchase Agreement, dated as of March 12, 2007, by and between Tiger Oil, Inc. and Devcon International Corp. (32) (2.1)

3.1	Registrant’s Restated Articles of Incorporation (1)(3.1); (13)(3.1); (25)(Annex A)

3.2	Registrant’s Amended and Restated Bylaws (6) (3.2)

4.1	Certificate of Designations of Series A Convertible Preferred Stock (27) (4.1)

10.1	Registrant’s 1986 Non-Qualified Stock Option Plan (2)(10.1)

10.2	Registrant’s 1992 Stock Option Plan (4)(A)

10.3	Registrant’s 1992 Directors’ Stock Option Plan (4)(B)

10.4	Form of Indemnification Agreement between the Registrant, and its directors and certain of its officers (3)(A)

10.5	Material Purchase Agreement, dated August 17, 1995, between Bouwbedrijf Boven Winden, N.V. and Hubert Petit, Francois Petit and Michel Petit (5) (10.41)

10.6	Stock Purchase Agreement, dated August 17, 1995, between the Registrant and Hubert Petit, Francois Petit and Michel Petit (5)(10.42)

10.7	Second Amended and Restated Salary Continuation and Retirement Benefit Agreement dated June 30, 2000 (7)(10.32)

10.8	Registrant’s 1999 Stock Option Plan, as amended (8) (Appendix A)

10.9	Operating Agreement of Devcon/Matrix Utility Resources, LLC (9) (10.30)

10.10	Option agreement for Devcon to buy all of Matrix assets (9) (10.31)

10.11	Stock option agreement for Matrix to buy Devcon Shares (9) (10.32)

10.12	Purchase Agreement by and between the Company and Coconut Palm Capital Investors, Ltd., dated April 2, 2004 (10) (Annex D)

10.13	Form of First Tranche Warrant Issued to Coconut Palm Capital Investors, Ltd. (10) (Annex E)

Exhibit	Description
10.14	Separation Agreement, dated as of September 29, 2004, by and between the Company and Jan Norelid (11) (99.2)

10.15	Letter Agreement, dated January 13, 2004, by and between Richard L. Hornsby and the Company concerning the Richard Hornsby Retirement Program (12) (10.1)

10.16	Management Services Agreement, dated August 12, 2005, by and between the Company and Royal Palm Capital Management, LLLP (14) (10.1)

10.17	Asset Purchase Agreement, dated August 15, 2005, among V.I. Cement and Building Products, Inc., Devcon International Corp. and Heavy Materials, LLC (15) (10.1)

10.18	Agreement and Plan of Merger, dated November 11, 2005, among Devcon International Corp, Devcon Acquisition, Inc. and Guardian International, Inc. (16) (2.1)

10.19	Stock Purchase Agreement, dated November 10, 2005 by and among Topspin Associates, L.P., Topspin Partners, L.P., Bariston Investments, LLC, Sheldon E. Katz, Mike McIntosh, Christopher E. Needham, Seller’s Representatives and Devcon Security Holdings, Inc. (17) (10.1)

10.20	Credit Agreement, dated November 10, 2005, by and among Devcon Security Holdings, Inc., Devcon Security Services Corp., Coastal Security Company, Coastal Security Systems, Inc. and Central One, Inc. and CapitalSource Finance LLC. (17) (10.2)

10.21	Bridge Loan Agreement dated November 10, 2005 by and among Borrowers, and CapitalSource Finance LLC (17) (10.3)

10.22	Stock Purchase Agreement, dated January 23, 2006, by and between the Company and Donald L. Smith, Jr. (18) (10.1)

10.23	Securities Purchase Agreement, dated as of February 10, 2006, by and between Devcon International Corp. and the investors set forth therein. (19) (10.1)

10.24	Notice of Termination of Stock Purchase Agreement, dated January 23, 2006, by and between the Company and Donald L. Smith, Jr. (20) (10.2)

10.25	Stock Purchase Agreement, dated March 2, 2006, by and between A. Hadeed and Gary O’Rourke and Devcon International Corp. (20) (10.3)

10.26	Form of Promissory Note issued by the Company and Steelheads Investment Ltd., Castlerigg Master Investments Ld., and CS Equity II LLC (21) (10.1)

10.27	Form of Warrant, dated February 10, 2006, by and among the Company and Steelheads Investment Ltd., Castlerigg Master Investments Ltd., and CS Equity II LLC (21) (10.2)

10.28	Amendment to Securities Purchase Agreement, dated as of February 24, 2006, by and between Devcon International Corp. and the investors set forth therein (22) (10.45)

10.29	Amendment to Promissory Note (HBK Main Street Investments L.P.) (22) (10.46)

10.30	Amendment to Promissory Note (CS Equity II LLC) (22) (10.47)

10.31	Amendment to Promissory Note (Castterigg Master Investments Ltd.) (22) (10.48)

10.32	Second Amendment to Securities Purchase Agreement, dated as of May 10, 2006, by and between Devcon International Corp. and the investors set forth therein (23) (10.1)

10.33	Second Amendment to Promissory Note (HBK Main Street Investments L.P.) (23) (10.2)

10.34	Second Amendment to Promissory Note (CS Equity II LLC) (23) (10.3)

10.35	Second Amendment to Promissory Note (Castterigg Master Investments Ltd.) (23) (10.4)

Exhibit	Description
10.36	Agreement, dated as of June 5, 2006, by and among EBR Holding Limited, Emerald Bay Resort & Co., Devcon International Corp. and Bahamas Construction & Development Ltd. (24) (10.1)

10.37	Agreement, dated as of June 5, 2006, by and among Donald L. Smith, Jr., Devcon International Corp and Bahamas Construction & Development Ltd. (24) (10.2)

10.38	Form of Registration Rights Agreement by and among Devcon International Corp. and the investors set forth therein (25) (Annex K)

10.39	2006 Incentive Compensation Plan (26) (Annex A)

10.40	First Amendment, Master Reaffimation and Joinder to CapitalSource Credit Agreement, dated as of March 6, 2006 (28) (10.1)

10.41	Second Amendment to CapitalSource Credit Agreement, dated as of April 11, 2006 (28) (10.2)

10.42	Waiver and Third Amendment to CapitalSource Credit Agreement, dated as of December 29, 2006 (28) (10.3)

10.43	Advisory Services Agreement, dated as of January 26, 2007, by and between Devcon International Corp. and Stephen J. Ruzika (29) (10.1)

10.44	Separation Agreement, dated as of February 14, 2007, by and between Devcon International Corp. and George M. Hare (30) (10.1)

10.45	Termination and Release Agreement, dated as of March 13, 2007, by and among Devcon International Corp., Devcon Construction and Development Corp, DSMS, Ltd. and Donald L. Smith, Jr. (32) (10.1)

10.46	Forbearance and Amendment Agreement, dated as of March 30, 2007, by and between Devcon International Corp. and HBK Main Street Investments L.P. (33) (10.1)

10.47	Forbearance and Amendment Agreement, dated as of March 30, 2007, by and between Devcon International Corp. and CS Equity II LLC (33) (10.2)

10.48	Amendment to Forbearance and Amendment Agreement, dated as of April 13, 2007, by and between Devcon International Corp. and HBK Main Street Investments L.P. (34) (10.1)

10.49	Amendment to Forbearance and Amendment Agreement, dated as of April 13, 2007, by and between Devcon International Corp. and CS Equity II LLC (34) (10.2)

10.50	V.I. Cement and Building Products Inc. 401(k) Retirement and Savings Plan (35) (10.4)

21.1	Registrant’s Subsidiaries (36)

23.1	Consent of Berenfeld, Spritzer, Shechter & Sheer (36)

23.2	Consent of KPMG LLP (36)

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (36)

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (36)

32.1	Chief Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (36)

32.2	Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (36)

(1)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Registration statement on Form S-2 (No. 33-31107).

(2)	Incorporated by reference to the exhibit shown in the parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987 (the “1987 10-K”).
(3)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Proxy Statement dated May 30, 1989.
(4)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Proxy Statement dated May 6, 1992.
(5)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
(6)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
(7)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000
(8)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Proxy Statement on Form 14A dated May 2, 2003
(9)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003
(10)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Proxy Statement dated July 12, 2004
(11)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated October 6, 2004
(12)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Registration Statement on Form S-3 effective as of October 13, 2004 (No. 333-119158)
(13)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated February 28, 2005
(14)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005
(15)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated August 15, 2005
(16)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated November 9, 2005
(17)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated November 10, 2005
(18)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated January 19, 2006
(19)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated February 10, 2006
(20)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated March 2, 2006
(21)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated March 6, 2006
(22)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 10-K for the year ended December 31, 2005
(23)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2006
(24)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006
(25)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Information Statement dated September 18, 2006
(26)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Proxy Statement dated October 11, 2006
(27)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated October 20, 2006

(28)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated January 9, 2007
(29)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated January 22, 2007
(30)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated February 9, 2007
(31)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated March 12, 2007
(32)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated March 12, 2007
(33)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated April 2, 2007
(34)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated April 13, 2007
(35)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 10-K for the year ended December 31, 1996
(36)	Filed herewith

Management employee contracts, compensatory plans and other arrangements included as part of the exhibits referred to above are as follows:

10.1	Registrant’s 1986 Non-Qualified Stock Option Plan (2)(10.1)

10.2	Registrant’s 1992 Stock Option Plan (4)(A)

10.3	Registrant’s 1992 Directors’ Stock Option Plan (4)(B)

10.4	Form of Indemnification Agreement between the Registrant, and its directors and certain of its officers (3)(A)

10.7	Second Amended and Restated Salary Continuation and Retirement Benefit Agreement dated June 30, 2000 (7)(10.32)

10.8	Registrant’s 1999 Stock Option Plan, as amended (8) (Appendix A)

10.14	Separation Agreement, dated as of September 29, 2004, by and between the Company and Jan Norelid (11) (99.2)

10.15	Letter Agreement, dated January 13, 2004, by and between Richard L. Hornsby and the Company concerning the Richard Hornsby Retirement Program (12) (10.1)

10.16	Management Services Agreement, dated August 12, 2005, by and between the Company and Royal Palm Capital Management, LLLP (14) (10.1)

10.39	2006 Incentive Compensation Plan (26) (Annex A)

10.43	Advisory Services Agreement, dated as of January 26, 2007, by and between Devcon International Corp. and Stephen J. Ruzika (29) (10.1)

10.44	Separation Agreement, dated as of February 14, 2007, by and between Devcon International Corp. and George M. Hare (30) (10.1)

10.50	V.I. Cement and Building Products Inc. 401(k) Retirement and Savings Plan (35) (10.4)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to its Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

February 29, 2008	DEVCON INTERNATIONAL CORP.

	BY:	/S/ RICHARD C. ROCHON
Richard C. Rochon
Acting Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

EXHIBIT INDEX

Exhibit	Description
21.1	Registrant’s Subsidiaries

23.1	Consent of Berenfeld, Spritzer, Shechter & Sheer

23.2	Consent of KPMG LLP

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002