Form 10-Q/A
period 2007-03-31
DEVCON INTERNATIONAL CORP
filed 2008-02-29
CIK 28452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts shown in thousands except share and per share data)

	March 31, 2007 (Unaudited)	December 31, 2006
	(as restated)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$6,605	$5,015
Accounts receivable, net of allowance for doubtful accounts of $(2,008) and $(2,026), respectively	18,121	18,288
Accounts receivable, related party	321	506
Notes receivable	2,715	2,617
Costs and estimated earnings in excess of billings	1,334	1,485
Prepaid expenses	1,323	1,501
Assets held for sale	3,081	844
Other current assets	9,488	10,257

Total current assets	42,988	40,513
Property, plant and equipment:
Land	53	369
Buildings	200	251
Leasehold improvements	1,562	1,759
Equipment	2,669	8,443
Furniture and fixtures	1,046	1,219
Construction in process	230	1,083

Total property, plant and equipment	5,760	13,124
Less accumulated depreciation	(1,832)	(1,842)

Total property, plant and equipment, net	3,928	11,282
Investments in unconsolidated joint ventures and affiliates	339	339
Notes receivable, net of current portion	1,447	1,926
Customer lists, net of amortization $(28,248) and $(24,367) respectively	66,963	70,788
Goodwill	76,606	76,577
Other intangible assets, net of amortization $(508) and $(425), respectively	2,707	2,790
Other long-term assets	10,006	8,682

Total assets	$204,984	$212,897

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

(Amounts shown in thousands except share and per share data)

	March 31, 2007 (Unaudited)	December 31, 2006
	(as restated)	(as restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade and other	$5,437	$6,664
Accrued operational fees and taxes	2,718	2,551
Accrued expenses and other liabilities	5,164	6,618
Deferred revenue	10,200	10,413
Accrued expense, retirement and severance	1,105	671
Current installments of long-term debt	79	76
Billings in excess of costs and estimated earnings	1,142	1,037
Derivative instruments	5,516	4,462
Income tax payable	297	286

Total current liabilities	31,658	32,778
Long-term debt, excluding current installments	88,675	89,202
Retirement and severance, excluding current portion	2,615	2,716
Long term deferred tax liability	4,210	5,018
Other long-term liabilities, excluding current portion	9,358	7,592

Total liabilities	$136,516	$137,306

Commitments and contingencies (Note 17)

Series A Convertible Preferred Stock, $1,000 stated value, 10,000,000 shares authorized, 45,000 share outstanding	41,373	41,168

Stockholders’ equity:
Common stock, $0.10 par value. Shares authorized 50,000,000, shares issued 6,219,162 in 2007 and 6,033,882 in 2006, shares outstanding 6,219,128 in 2007 and 6,033,848 in 2006	622	603
Additional paid-in capital	31,408	31,845
Retained (deficit) earnings	(3,675)	3,207
Accumulated other comprehensive loss – cumulative translation adjustment	(1,260)	(1,232)
Treasury stock, at cost, 34 shares in 2007 and 2006	—	—

Total stockholders’ equity	27,095	34,423

Total liabilities and stockholders’ equity	$204,984	$212,897

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For The Three Months Ended
	March 31, 2007	March 31, 2006
	(as restated)
Security revenue	$14,185	$10,603
Cost of Sales (exclusive of amortization and depreciation shown below):	6,064	4,598

Gross profit	8,121	6,005
Operating expenses
Selling, general and administrative	6,792	5,759
Amortization and depreciation	4,497	3,709
Severance and retirement	—	229

Operating loss	(3,168)	(3,692)
Other income (expense)
Joint venture equity earnings	—	(35)
Interest expense	(2,659)	(3,941)
Interest income	127	76
Derivative financial instrument expense	(1,054)	(1,535)

Loss from continuing operations before income taxes	(6,754)	(9,127)
Income tax (benefit) expense	(613)	531

Net loss from continuing operations	$(6,141)	$(9,658)
Loss from discontinued operations, net of income tax (benefit) expense of $0 and ($581) for the three months ended March 31, 2007 and 2006, respectively	(512)	(126)
(Loss) gain on disposal of discontinued operations, net of income tax expense of $0 and $0 for the three months ended March 31, 2007 and 2006, respectively	(230)	1,013

Net loss	$(6,883)	$(8,771)

Preferred Dividends	(1,125)	—
Accretion of Preferred Stock	(205)	—

Net loss available to common shareholders	$(8,213)	$(8,771)

Basic (loss) income per share:
Continuing operations	$(0.99)	$(1.61)
Discontinued operations	$(0.12)	$0.15
Net loss	$(1.11)	$(1.46)
Net loss available to common shareholders	$(1.32)	$(1.46)
Diluted (loss) income per share:
Continuing operations	$(0.99)	$(1.61)
Discontinued operations	$(0.12)	$0.15
Net loss	$(1.11)	$(1.46)
Net loss available to common shareholders	$(1.32)	$(1.46)
Weighted average number of shares outstanding:
Basic	6,200,024	6,006,156
Diluted	6,200,024	6,006,156

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For The Three Months Ended
	March 31, 2007	March 31, 2006
	(as restated)
Cash flows from operating activities:
Net loss	$(6,883)	$(8,771)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	44	117
Depreciation and amortization	4,519	4,679
Loan origination cost amortization	92	(139)
Deferred income tax (benefit)	(613)	(1,356)
Provision for doubtful accounts and notes	(17)	60
(Gain) loss on sale of property and equipment	188	(1,368)
Minority interest in loss of consolidated subsidiaries	—	35
Change in fair value of derivative financial instrument	1,054	1,535
Amortization of debt discount	—	1,562
Changes in operating assets and liabilities:
Accounts receivable	185	711
Accounts receivable – related party	185	(183)
Notes receivable	(243)	357
Notes receivable – related party	—	867
Costs and estimated earnings in excess of billings	151	1,328
Costs and estimated earnings in excess of billings, related party	—	20
Inventories	(22)	(16)
Prepaid expenses and other current assets	136	1,338
Other long-term assets	(1,322)	1,909
Accounts payable, accrued expenses and other liabilities	(1,979)	(1,524)
Deferred revenue	(213)	928
Billings in excess of costs and estimated earnings	105	120
Billings in excess of costs and estimated earnings, related party	—	214
Income tax payable	11	(6)
Other long-term liabilities	2,100	808

Net cash (used in) provided by operating activities	$(2,522)	$3,225

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For The Three Months Ended
	March 31, 2007	March 31, 2006
	(as restated)
Cash flows from investing activities:
Purchases of property, plant and equipment	$(337)	$(1,069)
Cash used in business acquisition and purchase of customer lists, net of cash acquired	(263)	(66,917)
Proceeds from disposition of property, plant and equipment	127	455
Proceeds from disposition of business	4,508	4,573
Payments received on notes related to the sale of assets	507	8

Net cash provided by (used in) investing activities	4,542	(62,950)
Cash flows from financing activities:
Proceeds from issuance of common stock	98	60
Proceeds from issuance of notes	—	45,000
Net borrowing from revolving credit facility	—	35,657
Cash payments on debt issue costs	—	(3,995)
Principal payments on debt	(519)	(8,003)

Net cash (used in) provided by financing activities	$(421)	$68,719
Effect of exchange rate changes on cash	(9)	(77)

Net increase in cash and cash equivalents	$1,590	$8,917
Cash and cash equivalents, beginning of year	$5,015	$4,634

Cash and cash equivalents, end of period	$6,605	$13,551

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,507	$1,625

Cash paid for income taxes	$—	$86

Supplemental non-cash disclosures:
Reduction of note receivable	$639	$80

Issuance of Warrants	$—	$4,818

Issuance of derivative financial instrument	$—	$3,743

Issuance of common stock in lieu of cash payment of dividends payable related to Preferred Stock	$769	$—

Accretion of deferred financing costs and debt discount charged to additional paid-in capital	$205	$—

Accrued preferred stock dividends charged to additional paid-in capital	$1,125	$—

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

Devcon International Corp. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three months ended Match 31, 2007 (the “Original Filing”). This Amendment No. 1 is being filed to restate the Consolidated Balance Sheet as of March 31, 2007 and December 31, 2006 and the related Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2007. This Form 10-Q/A also reflects an amendment in Item 2 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” “Other Income (Expense)” presented in the Company’s Form 10-Q for the three months ended March 31, 2007 as compared to the same period in 2006.

Background of Restatement

The Company was in the process of reviewing the fair market valuation and accounting treatment of certain derivative liabilities as well as the carrying value of the related Series A Convertible Preferred Stock when it was noted that the fair valuation model applied did not adequately capture and value certain features of the conversion option embedded within the Series A Convertible Preferred Stock. The substantive changes reflected in this Amendment are (1) the re-valuation of the derivative liability 2) adjustment to the carrying value of the Series A Convertible Preferred Stock and 3) reclassification of Series A Convertible Preferred Stock dividends payable and accretion charges to net loss available to common shareholders.

(2)	SIGNIFICANT ACCOUNTING POLICIES

a) Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the three months ended March 31, 2007. The tax years 2004-2006 remain subject to examination by major tax jurisdictions.

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

(3)	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the Company’s review of the fair market valuation and accounting treatment of certain derivative liabilities as well as the carrying value of the related Series A Convertible Preferred Stock it was noted that the fair valuation model applied did not adequately capture and value certain features of the conversions option embedded within the Series A Convertible Preferred Stock. The substantive changes reflected in this Amendment are: (1) the re-valuation of the derivative liability 2) adjustment to the carrying value of the Series A Convertible Preferred Stock and 3) reclassification of Series A Convertible Preferred Stock dividends payable and accretion charges to net loss available to common shareholders.

Valuation of Derivative Liability

On October 20, 2006, pursuant to the terms of the SPA, the private placement investors received, in exchange for the Notes, an aggregate of 45,000 shares of Series A Convertible Preferred Stock, par value $.10 per share, with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share. Upon the issuance of the Series A Convertible Preferred Stock, the following embedded derivatives were identified within the Series A Convertible Preferred Stock: i) the ability to convert the Preferred Stock for common stock; ii) the option of the Company to satisfy dividends payable on the Series A Convertible Preferred Stock in common stock in lieu of cash; iii) the potential increase in the dividend rate of the Preferred Stock in the event a certain level of net cash proceeds from the sale of the our construction and material division assets are not realized within a specified time frame (referred to as the legacy asset rate adjustment) and (iv) a change in control redemption right. The embedded derivatives within the Series A Convertible Preferred Stock (“Series A”) were bifurcated and valued as a single compound derivative liability at $5.8 million at the date of issuance. Upon further review it was concluded that the valuation model used did not properly address a capping feature in the conversion option. Using a binomial model it was concluded that the embedded derivatives within the Series A Convertible Preferred Stock that were bifurcated should have been valued at $0.5 million. At March 31, 2007, the Company had originally calculated the fair value of the embedded derivative to be $5.5 million. Based on the change in the valuation model the revised fair value of the embedded derivative at March 31, 2007 was determined to be $5.5 million, thus the balance sheet did not require an adjustment. The change in the fair value of the embedded derivative impacted the carrying value of the Series A Convertible Preferred Stock as shown below in the restatement tables. At December 31, 2006, the Company had originally calculated the fair value of the embedded derivative to be $8.4 million. Based on the change in the valuation model the revised fair value of the embedded derivative at December 31, 2006 was determined to be $4.5 million. The change in the fair value of the embedded derivative impacted the carrying value of the Series A Convertible Preferred Stock as shown below in the restatement tables.

Reclassification of Dividends Payable and Accretion Charges

The Series A Convertible Preferred Stock accrues dividends in accordance with the Securities Purchase Agreement. The dividends accrued for the three months ended March 31, 2007 were incorrectly charged to interest expense instead of deducted from net loss available for common stockholders in accordance with FASB Statement No. 128, Earnings per Share. The accretion of the discount on the Series A Convertible Preferred Stock was also incorrectly charged to interest expense instead of deducted from net loss available for common stockholders. In addition, issuance expenses related to preferred stock with redemption features that are not classified as liabilities in accordance with FASB Statement No. 150 Financial Instruments with Characteristics of Both Liabilities and Equity, should be deducted from such preferred stock or from additional paid-in capital arising in connection with the sale of the stock. The accretion should be charged to retained earnings (unless declared out of paid-in capital). Therefore, the amortization of the issuance costs related to the Series A Convertible Preferred Stock was reclassified from interest expense and deducted from net loss available for common stockholders.

The following sets forth the unaudited condensed consolidated balance sheet as of March 31, 2007 and the unaudited condensed consolidated statement of operations for the three months ended March 31, 2007 as originally reported and as restated.

Condensed Consolidated Balance sheet:

	Derivative Liability	Long-term Deferred Tax Liability	Series A Convertible Preferred Stock	Additional Paid-In Capital	Retained Earnings
As originally reported	$5,516	$3,896	$41,354	$32,738	$(4,672)
Reflect adjustment to restate 12/31/06 balances	(3,928)	336	5,295	—	(1,703)
Adjust the estimated fair market value of the derivative	3,928	—	(5,267)	—	1,339
Reclassification of accretion of deferred issuance and debt discount costs	—	—	—	(205)	205
Reclassification of dividends payable	—		—	(1,125)	1,125
Adjustment to true up the Discount on Series A Convertible Preferred Stock	—	—	(9)	—	9
Tax effect of restatement adjustments	—	(22)	—	—	22

As restated	$5,516	$4,210	$41,373	$31,408	$(3,675)

Condensed Consolidated Statement of Operations:

	Interest Expense	Derivative Financial Instrument Expense	Income Tax Benefit	Net Loss	Net Loss Available to Common Shareholders
As originally reported	$3,998	$2,393	$(591)	$(9,583)	$—
Adjust the estimated fair market value of the derivative	—	(1,339)	—	1,339	—
Reclassification of accretion of deferred issuance and debt discount costs	(205)	—	—	205	(205)
Reclassification of dividends payable	(1,125)	—	—	1,125	(1,125)
Adjustment to true up the Discount on Series A Convertible Preferred Stock	(9)	—	—	9	—
Tax effect of restatement adjustments	—	—	(22)	22	—

As restated	$2,659	$1,054	$(613)	$(6,883)	$(1,330)

(4)	RECENT ACCOUNTING PRONOUNCEMENTS

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

(5)	LIQUIDITY

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

The Company has filed a proxy statement to hold a shareholder meeting by July 1, 2007 (if the Proxy is not reviewed by the Securities and Exchange Commission, or October 1, 2007, if it is), to solicit the shareholder approval of the Amended Certificate of Designations. Upon filing of the Amended and Restated Certificate of Designations with the Secretary of the State of Florida, the Forbearance Agreement will expire. If not approved by the shareholders, the $45 million may become due upon the expiration of the Forbearance Agreement and the Company will need to arrange for alternative financing. The Company’s ability to obtain alternative financing cannot be assured at this time. See Note 18- Subsequent Events - Forbearance and Amendment Agreements.

(6)	ACQUISITIONS

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

The following table shows the proforma consolidated results of the Company and Guardian, as though the Company had completed this acquisition at the beginning of each period reported on:

March 31, 2006
Revenue	$15,645
Net loss	$(8,500)
Loss per common share – basic	$(1.37)
Loss per common share – diluted	$(1.37)
Weighted average shares outstanding:
Basic	6,200,024
Diluted	6,200,024

(7)	DISCONTINUED OPERATIONS

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

The accompanying Condensed Consolidated Statements of Operations for all the quarters presented have been adjusted to classify all non-electronic security services divisions as discontinued operations. Selected statement of operations data for the Company’s discontinued operations is as follows:

	(dollars in thousands) For the three months ended March 31,
	2007	2006
Total revenue	$9,019	$16,583

Pre-tax (loss) from discontinued operations	(512)	(707)
Pre-tax (loss) gain on disposal of discontinued operations	(230)	1,013

(Loss) income before income taxes	(742)	306
Income tax provision (benefit)	—	(581)

(Loss) income from discontinued operations, net of income taxes	$(742)	$887

A summary of the total assets of discontinued operations included in the accompanying condensed consolidated balance sheet is as follows:

	(dollars in thousands)
	March 31, 2007	December 31, 2006
Cash	$1,130	$1,953
Accounts receivable, net of allowance	10,173	8,416
Notes receivable, net	1,743	2,162
Inventory	1,600	1,730
Other assets	6,080	6,518
Assets held for sale	2,993	—
Property and equipment, net	—	8,333

Total assets	$23,719	$29,112

(8)	DEBT

	(dollars in thousands)
	March 31, 2007	December 31, 2006

Installment notes payable in monthly installments through 2008, bearing interest at a weighted average rate of 6.7% and secured by equipment with a carrying value of approximately $250,000	$134	$158
Secured note payable due November 9, 2008, bearing interest at the LIBOR rate plus a margin ranging from 3.25% to 5.75%	88,620	89,120

Total debt outstanding	$88,754	$89,278

Total current maturities on long-term debt	$79	$76

Total long-term debt excluding current maturities	$88,675	$89,202

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

The Credit Agreement contains a number of non-financial covenants imposing restrictions on the Company’s electronic security services division’s ability to, among other things, i) incur more debt, ii) pay dividends, redeem or repurchase stock or make other distributions or impair the ability of any subsidiary to make such payments to the borrower; iii) use assets as security in other transactions, iv) merge or consolidate with others or v) guarantee obligations of others. The Credit Agreement also contains financial covenants that require the Company’s subsidiaries which comprise the electronic security services division to meet a number of financial ratios and tests. Failure to comply with the obligations in the Credit Agreement could result in an event of default, which, if not cured or waived, could permit acceleration of this indebtedness or of other indebtedness, allowing senior lenders to foreclose on the Company’s electronic security services assets. At March 31, 2007, the Company was not in compliance with the fixed charge coverage ratio financial covenant of the Credit Agreement. On May 10, 2007, the Company received a waiver and the fourth amendment to the Credit Agreement which amended the fixed charge coverage ratio calculation from using interest paid in cash to accrued interest. See Note 18- Subsequent Events - Capital Source Credit Agreement.

At March 31, 2007, the Company had $11.4 million of unused facility under the Credit Agreement and zero borrowing capacity as it had violated a certain debt covenant. The effective interest on all debt outstanding was 11.08% and 11.07% for the three months ended March 31, 2007 and 2006, respectively.

(9)	SERIES A CONVERTIBLE PREFERRED STOCK

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

The Series A Convertible Preferred Stock was issued at a discount of $0.5 million on October 20, 2006. The Company is amortizing the discount over the term of the Series A Convertible Preferred Stock using the effective interest rate method. For the three months ended March 31, 2007, the amortization of the discount on the Series A Convertible Preferred Stock amounted to less than $0.1 million and was charged to net loss available to common shareholders.

The Series A Convertible Preferred Stock is classified outside stockholder’s equity as it may be mandatorily redeemable at the option of the holder or upon the occurrence of an event that is not solely within the control of the Company. Any preferred dividends as well as the accretion of the $0.5 million discount are deducted from net income (loss) available to common shareholders. In connection with entering into the Notes, Warrants and Preferred Stock arrangements, the Company paid fees totaling $3.9 million. These fees were accounted for as deferred financing costs and are amortized on a straight line basis over 4.0 years. For the three months ended March 31, 2007, the Company amortized approximately $0.2 million of these costs. These amounts were charged to additional paid-in capital and deducted from net loss available to common shareholders. The unamortized balance of deferred financing costs at March 31, 2007 and December 31, 2006 amounted to $3.1 million and $3.3 million, respectively, and are recorded as a reduction of the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed consolidated balance sheet. The Series A Preferred Stock is accreted to its liquidation value based on the effective interest method over the period to the earliest redemption date. In addition, it was determined that the Series A Convertible Preferred Stock has several embedded derivatives that met the requirements for bifurcation at the date of issuance. (See Note 10-Derivative Instruments.)

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

The Forbearance Agreements also contain agreements to amend the governing Certificate of Designations to revise certain terms of the Series A Preferred Shares, including, without limitation, a reduction in the conversion price of the Series A Preferred Shares to $6.75, allowance for the accrual of dividends on the Series A Preferred Shares at a rate equal to 10% per annum, which dividends may be payable in kind, and a revision of the definition of the Leverage Ratio. The revised definition shall provide for the Leverage Ratio to be calculated as a multiple of recurring monthly revenue (“Performing RMR”) as opposed to EBITDA and a revision of the Maximum Leverage Ratio covenant to require the Maximum Leverage Ratio to equal 38x Performing RMR, commencing on June 30, 2008. The parties to the Forbearance Agreement also agreed to allow dividends to accrue but not be payable until the expiration of the Forbearance Period. The revised terms to the Series A Convertible Preferred Stock will become effective upon the approval of the Restated Certificate of Designations by a majority of the Company’s shareholders at the Company’s annual meeting which is scheduled to be held on June 30, 2007. See Note 18 - Subsequent Events - Forbearance and Amendment Agreements. At March 31, 2007 and December 31, 2006, the Company accrued $1.1 million and $0.9 million, respectively, of dividends payable which is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2007, $1.1 million of dividends payable were declared from and charged to additional paid-in capital and deducted from net loss available to common shareholders.

Notwithstanding these Forbearance Agreements, on April 3, 2007, an institutional investor who holds shares of the Company’s Series A Convertible Preferred Stock, but was not a party to the Forbearance Agreements, transmitted a notice of redemption to the Company alleging the Company failed to timely pay certain Registration Delay Payments constituting a Triggering Event which gave such investor the right to require the Company to redeem all shares of Series A Convertible Preferred Stock held by such investor. The Company disagrees that this investor has such redemption right and intends to vigorously contest the actions taken by this investor to enforce such alleged right. The investor holds shares of the Company’s Series A Convertible Preferred Stock with a face value equal to $7,000,000. The Company does not believe that a liability for any registration delay payments in accordance with the Registration Rights Agreement is warranted. See Note 18 - Subsequent Events - Settlement with Preferred Stockholder.

(10)	DERIVATIVE INSTRUMENTS

Derivative financial instruments, such as warrants and embedded derivative instruments of a host instrument, which risk and rewards of such derivatives are not clearly and closely related to the risk and rewards of the host instrument, are generally required to be bifurcated and separately valued from the host instrument with which they relate.

The following freestanding and embedded derivative financial instruments were identified with the issuance of the Notes : i) the warrants, which is a freestanding derivative, and ii) the right to purchase the Series A Convertible Preferred Stock upon issuance (“the Right to Purchase”), which is a freestanding derivative instrument within the SPA. The Company valued the warrants and the Right to Purchase at March 6, 2006, their date of issuance, using an appropriate option pricing model (“the Model”). The warrants, which were issued in connection with the issuance of the Notes, are detachable and have a three-year life expiring on March 6, 2009. The Company evaluated the classification of the Warrants in accordance with Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock (“EITF No. 00-19”), and concluded that the warrants do not meet the criteria under EITF 00-19 for equity classification since there is no limit as to the number of shares that will be issued in a cashless exercise and the Company is economically compelled to deliver registered shares since the maximum liquidating damages is a significant percentage of the proceeds from the issuance of the securities. The Rights to Purchase are deemed to be issued in connection with the issuance of the Notes, and have a life which expires on the date the Preferred Stock is issued. The Model determined an $8.6 million aggregate value for these derivatives and this value has been recorded as derivative instrument liability and classified as current or long term in accordance with respective maturity dates. The Model assumptions for initial valuation of the Warrants and Rights to Purchase the Preferred Stock as of the issuance date were a risk free rate of 4.77% and 4.77%, respectively, and volatility for the Company’s common stock of 50% and 30%, respectively. The volatility factors differ because of the specific terms related to the warrants and the conversion rights. Since these derivatives are associated with the Notes, the face value of the Notes was recorded net of the $8.6 million attributed to these derivative liabilities. Accordingly, the Company accreted the $8.6 million carrying value of the Notes, using the effective rate method, over the life of the Notes and for the three months ended March 31, 2006 recorded a non-cash charge amounting to $1.6 million to interest expense.

Additionally, the derivative liability amounts related to Notes have been re-valued at each balance sheet date with the resulting change in value being recorded as income or expense to arrive at net income. For the three months ended March 31, 2006, the change in the fair value of the derivative liability amounted to $1.5 million.

On October 20, 2006, pursuant to the terms of the SPA, the private placement investors received, in exchange for the Notes, an aggregate of 45,000 shares of Series A Convertible Preferred Stock, par value $.10 per share, with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share. Upon the issuance of the Series A Convertible Preferred Stock, the following embedded derivatives were identified within the Series A Convertible Preferred Stock: i) the ability to convert the Preferred Stock for common stock; ii) the option of the Company to satisfy dividends payable on the Series A Convertible Preferred Stock in common stock in lieu of cash; iii) the potential increase in the dividend rate of the Preferred Stock in the event a certain level of net cash proceeds from the sale of the our construction and material division assets are not realized within a specified time frame (referred to as the legacy asset rate adjustment) and (iv) a change in control redemption right. The embedded derivatives within the Series A Convertible Preferred Stock were bifurcated and valued as a single compound derivative liability at $0.5 million at the date of issuance. On April 2, 2007, the Company entered into a Forbearance Agreement with respect to the Series A Convertible Preferred Stock with some of the institutional investors, which among other amended terms eliminated the legacy rate adjustment and provide for payment of dividends in cash, therefore, at December 31, 2006, the legacy rate adjustment and the dividend put option derivatives were deemed to have zero value. The Company recorded a $3.2 million charge related to the write off of this net derivative asset.

The Model assumptions for revaluation of the Warrants and the embedded derivatives at March 31, 2007 and December 31, 2006 were a risk free rate of 4.65%, and volatility for the Company’s common stock of 45%. For the three months ended March 31, 2007, an expense of $1.1 million has been recorded with respect to the re-valuation of these derivatives liabilities and warrants. At March 31, 2007 and December 31, 2006, the derivative liability amounted to $5.5 million and $4.5 million, respectively, of which $0.3 million and $0.8 million related to the Warrants.

(11)	CAPITAL STOCK

The following table sets forth the computation of basic and diluted share data:

	For The Three Months Ended
	March 31, 2007	March 31, 2006
Common stock:
Weighted average number of shares outstanding – basic	6,200,024	6,006,156
Effect of dilutive securities:
Options and Warrants	—	—

Weighted average number of shares outstanding – diluted	6,200,024	6,006,156

Options, warrants and common stock equivalents not included above (anti-dilutive)	10,791,074	6,083,268
Shares outstanding:
Beginning outstanding shares	6,033,848	6,001,888
Repurchase of shares	—	—
Issuance of shares	185,280	12,485

Ending outstanding shares	6,219,128	6,014,373

	For The Three Months Ended
	March 31, 2007	March 31, 2006
Preferred stock:
Shares outstanding:
Beginning outstanding shares	45,000	—
Issuance of shares	—	—

Ending outstanding shares	45,000	—

(12)	STOCK OPTION PLANS

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

(13)	INCOME TAXES

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

(14)	SEGMENT REPORTING

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

(15)	RELATED PERSON TRANSACTIONS

The Company’s policies and procedures provide that related person transactions be approved in advance by either the audit committee or a majority of disinterested directors.

On March 21, 2007, the Company completed the transactions contemplated by a certain Asset Purchase Agreement, dated as of March 12, 2007 (“Asset Purchase Agreement”). These assets were sold to BitMar, Ltd, a Turks and Caicos corporation and a successor-in-interest to Tiger Oil, Inc., a Florida corporation. Donald L. Smith Jr., the Company’s former Chairman and Chief Executive Offer and a current director of the Company and Donald L. Smith III, a former officer of the Company, are principals of BitMar, Ltd. (See Note 7-Discontinued Operations)

On January 23, 2006, the Company entered into a stock purchase agreement with Donald L. Smith, Jr., a director and former Chairman and Chief Executive Officer, under the terms of which the Company agreed to sell to Mr. Smith all of the issued and outstanding shares of two of our subsidiaries, Antigua Masonry Products, Ltd., an Antigua corporation, or AMP, and M21 Industries, Inc., which subsidiaries collectively comprised the operations of the Company’s materials division in Antigua, for an aggregate purchase price equal to approximately $5 million, subject to adjustments provided in the stock purchase agreement. The stock purchase agreement permitted $1,725,000 of the purchase price to be paid by cancellation of a note payable by the Company to Mr. Smith. The Company retained the right to review other offers to purchase these Antigua operations. The parties to the stock purchase agreement elected to exercise their right to negotiate the sale of the Company’s materials division in Antigua with a third party. As a result, on March 2, 2006, the Company entered into a stock purchase agreement with A. Hadeed or his nominee and Gary O’Rourke and terminated the stock purchase agreement entered into with Mr. Smith on January 23, 2006. The terms of the new stock purchase agreement provided for a purchase price equal to approximately $5.1 million, subject to adjustments provided in the stock purchase agreement. The entire purchase price was paid in cash. In addition, the terms of the new stock purchase agreement excluded M21 Industries, Inc. from the sale but contemplated transfers of certain assets from the Antigua operations to Devcon as well as the pre-closing transfer to AMP of certain preferred shares in AMP that were owned by Devcon. The purchaser agreed to pay all taxes incurred as a result of the transaction. The Company completed the sale of its materials division in Antigua on May 2, 2006.

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

(16)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following table provides a reconciliation of net loss as reported in the condensed consolidated Statements of Operations to comprehensive loss.

	For The Three Months Ended
	March 31, 2007	March 31, 2006
	(As restated)
Net loss	$(6,883)	$(8,771)
Foreign currency translation	(28)	(6)

Total comprehensive loss	$(6,911)	$(8,777)

(17)	COMMITMENTS AND CONTINGENCIES

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

Legal Matters

Series A Convertible Preferred Stockholder

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

VICBP cannot accurately estimate actual damages to the claimants since a significant part of the property damage claims were resolved prior to the litigation and credible evidence of the bodily injury portion of the lawsuit has not been presented. Additionally, because the legal process continues, VICBP is unable to determine how all of the facts of this matter will be resolved under St. Croix environmental law. As a result of all the uncertainties, the outcome cannot be reasonably determined at this time and the Company is unable to estimate the loss, if any, in accordance with FASB No. 5, “Accounting for Contingencies” (“FASB No. 5”). However, the Company does not believe that the outcome will have a material adverse effect on the consolidated financial position, results of operations or its cash flows.

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

(18) SUBSEQUENT EVENTS

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

On May 1, 2007, the Board of Directors of the Company appointed Mr. Robert C. Farenhem to the position of President of the Company and appointed Robert W. Schiller, the Company’s former Vice President-Finance, to the position of Chief Financial Officer of the Company.

“Forbearance and Amendment Agreements”. On April 2, 2007, effective as of March 30, 2007, the Company entered into Forbearance and Amendment Agreements (the “Forbearance Agreements”) with certain institutional investors (the “Required Holders”) holding, in the aggregate, a majority of the Company’s previously-issued Series A Convertible Preferred Stock (the “Series A Preferred Stock”).

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

The Amended Securities Purchase Agreement contains terms similar to the original Securities Purchase Agreement entered into among the parties on February 10, 2006 except that one holder agreed to sell back to the Company warrants to purchase 1,284,067 shares of the Company’s common stock, par value $.10 (the “Common Stock”). The Amended Certificate of Designations also included a reduction in the conversion price of the Series A Preferred Shares to $6.75, allowance for the accrual of dividends on the Series A Preferred Shares at a rate equal to 10% per annum, which dividends may be payable in kind, and a revision of the definition of the Leverage Ratio. The revised definition shall provide for the Leverage Ratio to be calculated as a multiple of recurring monthly revenue (“Performing RMR”) as opposed to EBITDA and a revision of the Maximum Leverage Ratio covenant to require the Maximum Leverage Ratio to equal 38x Performing RMR, commencing on June 30, 2008. In addition, each of the parties to the Amended Securities Purchase Agreement waived certain rights to receive Registration Delay Payments and certain other provisions set forth in the governing documents. In addition, the parties executed an Amended and Restated Registration Rights Agreement which removed the obligation to have declared effective by the United States Securities and Exchange Commission by January 2, 2008 a registration statement registering the resale of the shares of Devcon’s common stock underlying the Series A Convertible Preferred Shares and warrants as required by the Registration Rights Agreement, dated February 20, 2005.

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

CapitalSource Credit Agreement. On September 25, 2007, certain subsidiaries (the “Borrowers”) of the Company entered into a Consent and Fifth Amendment (the “Fifth Amendment”) with CapitalSource Finance LLC (“CapitalSource”). The Fifth Amendment to the Credit Agreement dated as of November 10, 2005, as amended, increased the total commitment to $105.0 million from $100.0 million (with the borrowers having the ability to increase this commitment further to $125.0 million), extended the maturity date of the Credit Agreement to September 25, 2010, and adjusted the interest rate and certain financial and other covenants provided therein. The proceeds from the Credit Agreement were used to partially fund the redemption of certain shares of the Company’s Preferred Stock in connection with settlement arrangements the Company had entered into to settle all claims set forth in the lawsuit (the “Lawsuit”) disclosed under the caption “Series A Convertible Preferred Stockholder” in “Part II. Other Information—Item 1—Legal Proceedings.”

Repurchase Plan. On July 24, 2007, the Company’s Board of Directors approved the repurchase of up to $5.0 million of its common stock between July 24, 2007 and December 31, 2008. At September 30, 2007, the Company had repurchased 163,834 shares for a total cost of $0.6 million.

Settlement with Preferred Stockholder. On August 16, 2007, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement Agreement”) pursuant to which, subject to the payment of the Settlement Amount set forth below, the Company resolved all claims against the Company set forth in the lawsuit (the “Lawsuit”) disclosed under the Caption “Series A Convertible Preferred Stockholder” in “Part II. Other Information—Item 1—Legal Proceedings.” Pursuant to the Settlement Agreement, on September 28, 2007, the Company paid one of the plaintiffs in the Lawsuit an amount equal to $7.4 million, which included accrued dividends since January 1, 2007, (the “Settlement Amount”), and the plaintiffs returned all shares of the Company’s Preferred Stock held by them to the Company. In return, all parties to the Lawsuit entered into mutual releases releasing each other from any and all claims.

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

Comparison of the three months ended March 31, 2007 with the three months ended March 31, 2006

Customer account attrition has a direct impact on our results of operations since it affects our revenue, amortization expense and cash flows. We monitor attrition monthly and on a six month annualized basis. We define attrition as a ratio, the numerator of which is gross number of lost customer accounts for a given period. In our calculation we make adjustments to lost accounts for the net change, either positive or negative, for accounts greater than 90 days and re-signs and third party gains. Below is a rollforward of our RMR for the three months ended March 31, 2007 and 2006, respectively.

	For the Three Months Ended March 31,
	2007	2006
Beginning RMR Balance	$3,519,271	$2,471,491

RMR Added	62,689	68,444
Price Increase	42,896	8,660
RMR Loss (less Change of Ownership)	(82,791)	(55,465)

Net Gain	22,794	21,639

Acquired Dealer RMR	8,192	12,450
Accounts Lost/Charged Back under contract	(440)	(1,490)
Special Events:
Guardian/Mutual/Stat-Land Acquisition	—	1,482,931
Sale of Wholesale Accounts	—	(21,300)

Ending RMR Balance	$3,549,817	$3,965,721

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

Other Income (Expense):

	(dollars in thousands)
	For The Three Months Ended March 31,
	2007	2006
	(As restated)
Other income (expense)	$(3,586)	$(5,435)

Other expense decreased for the three months ended March 31, 2007 by $1.8 million as compared to 2006 primarily as a result of the $1.3 million reduction in interest expense coupled with a $0.4 million decrease in the charge for the change in the fair value of the derivative instruments.

Income tax (benefit) expense from continuing operations:

	(dollars in thousands)
	For The Three Months Ended March 31,
	2007	2006
	(As restated)
Income tax (benefit) expense	$(613)	$531

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

Liquidity and Capital Resources

Adequacy of Capital Resources

We generally fund our working capital needs from operations and bank borrowings. In the electronic security services business, monitoring services are typically billed in advance on either a monthly, quarterly or annual basis. Installations of new security systems for residential customers typically result in a net investment in the customer, whereas installations of new security systems for commercial projects may have neutral to positive cash flow. As of March 31, 2007, our liquidity and capital resources included cash and cash equivalents of $6.6 million, working capital of $11.3 million and available lines of credit of zero. Total outstanding liabilities were $136.5 million as of March 31, 2007, compared to $137.3 million at December 31, 2006. We expect to convert a significant portion of our working capital into cash over the next 6 months as we collect the remaining accounts receivable related to the completed construction contracts.

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

Net cash provided by investing activities was $4.5 million in 2007, resulting from the sale of the construction division that took place on March 21, 2007 (See Note 7-Discontinued Operations).

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

The Company has filed a proxy statement to hold a shareholder meeting by July 1, 2007 (if the Proxy is not reviewed by the Securities and Exchange Commission, or October 1, 2007, if it is), to solicit the shareholder approval of the Amended Certificate of Designations. Upon filing of the Amended and Restated Certificate of Designations with the Secretary of the State of Florida, the Forbearance Agreement will expire. If not approved by the shareholders, the $45 million may become due upon the expiration of the Forbearance Agreement and the Company will need to arrange for alternative financing. The Company’s ability to obtain alternative financing cannot be assured at this time. See Note 18-Subsequent Events - Forbearance and Amendment Agreements.

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

Securities Purchase Agreement

On October 20, 2006, under the terms of the SPA, the private placement investors received, in exchange for the Notes, an aggregate of 45,000 shares of our Series A Convertible Preferred Stock, with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share for each share of Series A Convertible Preferred Stock.

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

We have two key debt covenants that could affect liquidity. We believe that we will remain in compliance with both covenants in 2007:

•

Debt / Performing RMR (Revolving Credit Facility & Series A Convertible Preferred Stock) – As of March 31, 2007, we had eligible Performing RMR of $3.4 million and outstanding senior debt of $88.7 million (including accrued interest) or a ratio of 25.69x. Our proforma leverage ratio test for the Series A Convertible Preferred Stock, which will be calculated on a net debt basis, including proforma cash from the construction sale and the $45 million face value of the Series A Convertible Preferred Stock to Performing RMR is 36.7 x. Given the continued stability of our customer base and the associated Performing RMR we believe that a material decline in either is unlikely during 2007.

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

In connection with the preparation of our Form 10-Q for the quarter ended June 30, 2007, management identified certain adjustments that were required to be recorded within the Form 10-Q for the quarters ended March 31, 2007, June 30, 2007 and for the year ended December 31, 2006. The adjustments to our financial statements involved the identification, valuation and resulting accounting for embedded derivatives and warrants associated with our Series A Convertible Preferred Stock. Our management believes that our failure to properly value and identify these adjustments indicates the existence of certain material weaknesses in our internal control over financial reporting. As a result of the existence of those material weaknesses, our management concluded that our disclosure controls and procedures were ineffective as of March 31, 2007.

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

•	Hiring more staff with higher technical experience in the area of financial reporting and complex accounting issues

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

Legal Matters

Series A Convertible Preferred Stockholder

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

Yellow Cedar

In the fall of 2000, VICBP, a subsidiary of ours, was under contract with the Virgin Islands Port Authority, or VIPA, for the construction of the expansion of the St. Croix Airport. During the project, homeowners and residents of the Yellow Cedar Housing Community, located next to the end of the expansion project, claimed to have experienced several days of excessive dust in their area as a result of the ongoing construction work and have claimed damage to their property and personal injury. The homeowners of Yellow Cedar have filed two separate lawsuits for unspecified damages against VIPA and VICBP as co-defendants. In both cases VICBP, as defendant, has agreed to indemnify VIPA for any civil action as a result of the construction work. VICBP brought a declaratory judgment action in the District Court of the Virgin Islands to determine whether there is coverage under the primary policy. On October 23, 2007, the declaratory judgment was ruled in favor of insurers and we have since filed an Appeal of the Denial. If the Appeal of the Denial for the Company’s Summary Judgment is favorable to us, VICBP would be liable for the $50 per claim and the original $50,000 deductible. However, this was satisfied when the initial claims were resolved with claimants. Additionally, we will recover its legal expenses for pursuing the Summary Judgment.

VICBP cannot accurately estimate actual damages to the claimants since a significant part of the property damage claims were resolved prior to the litigation and credible evidence of the bodily injury portion of the lawsuit has not been presented. Additionally, because the legal process continues, VICBP is unable to determine how all of the facts of this matter will be resolved under St. Croix environmental law. As a result of all the uncertainties, the outcome cannot be reasonably determined at this time and the Company is unable to estimate the loss, if any, in accordance with FASB No. 5, “Accounting for Contingencies” (“FASB No. 5”). However, we do not believe that the outcome will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Date: February 29, 2008

By:	/s/ Richard Rochon
Richard Rochon, Acting Chief Executive Officer,
(on behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Mark McIntosh
Mark McIntosh, Chief Financial Officer,
(on behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.