Form 10-Q/A
period 2007-06-30
DEVCON INTERNATIONAL CORP
filed 2008-02-29
CIK 28452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

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

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts shown in thousands except share and per share data)

(Unaudited)

	June 30, 2007 (as restated)	December 31, 2006 (as restated)
ASSETS
Current assets:
Cash and cash equivalents	$7,244	$5,015
Accounts receivable, net of allowance for doubtful accounts of $(2,423) and $(2,026), respectively	16,820	18,288
Accounts receivable, related party	321	506
Notes receivable	1,855	2,617
Costs and estimated earnings in excess of billings	958	1,485
Prepaid expenses	1,257	1,501
Assets held for sale	2,473	844
Other current assets	8,159	10,257

Total current assets	39,087	40,513
Property, plant and equipment:
Land	53	369
Buildings	200	251
Leasehold improvements	1,771	1,759
Equipment	2,823	8,443
Furniture and fixtures	1,108	1,219
Construction in process	174	1,083

Total property, plant and equipment	6,129	13,124
Less accumulated depreciation	(2,210)	(1,842)

Total property, plant and equipment, net	3,919	11,282
Investments in unconsolidated joint ventures and affiliates	347	339
Notes receivable, net of current portion	552	1,926
Customer lists, net of amortization $(32,335) and $(24,367) respectively	63,126	70,788
Goodwill	76,489	76,577

Other intangible assets, net of amortization $(590) and $(425), respectively	2,625	2,790
Other long-term assets	10,974	8,682

Total assets	$197,119	$212,897

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

(Amounts shown in thousands except share and per share data)

(Unaudited)

	June 30, 2007 (as restated)	December 31, 2006 (as restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade and other	$4,466	$6,664
Accrued operational fees and taxes	2,993	2,551
Accrued expenses and other liabilities	9,793	6,618
Deferred revenue	4,567	10,413
Accrued expense, retirement and severance	7,288	671
Current installments of long-term debt	56	76
Billings in excess of costs and estimated earnings	96	1,037
Derivative instruments	2,517	4,462
Income tax payable	—	286

Total current liabilities	31,776	32,778
Long-term debt, excluding current installments	88,662	89,202
Retirement and severance, excluding current portion	2,519	2,716
Long-term deferred tax liability	2,083	5,018
Other long-term liabilities, excluding current portion	10,135	7,592

Total liabilities	$135,175	$137,306

Commitments and contingencies (Note 16)

Series A Convertible Preferred Stock, $1,000 stated value, 10,000,000 shares authorized, 45,000 share outstanding	41,558	41,168
Stockholders’ equity:
Common stock, $0.10 par value. Shares authorized 50,000,000, shares issued 6,235,612 in 2007 and 6,033,882 in 2006, shares outstanding 6,235,578 in 2007 and 6,033,848 in 2006	624	603
Additional paid-in capital	30,162	31,845
Retained (deficit) earnings	(9,128)	3,207

Accumulated other comprehensive loss – cumulative translation adjustment	(1,302)	(1,232)
Treasury stock, at cost, 34 shares in 2007 and 2006	—	—

Total stockholders’ equity	20,356	34,423

Total liabilities and stockholders’ equity	$197,119	$212,897

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For The Three Months Ended
	June 30, 2007 (as restated)	June 30, 2006
Revenue	$13,797	$15,003
Cost of Sales (exclusive of amortization and depreciation shown below):	6,030	6,656

Gross profit	7,767	8,347
Operating expenses
Selling	1,141	1,399
General and administrative	5,490	4,630
Amortization and depreciation	4,387	5,342

Operating loss	(3,251)	(3,024)
Other income (expense)
Interest expense	(2,586)	(7,588)
Interest income	47	217
Derivative financial instrument income	3,004	8,358

Loss from continuing operations before income taxes	(2,786)	(2,037)
Income tax (benefit)	(373)	(2,049)

Net loss from continuing operations	(2,413)	12
Loss from discontinued operations, net of income tax (benefit) expense of $48 and ($601) for the three months ended June 30, 2007 and 2006, respectively	(3,040)	(428)

Net loss	$(5,453)	$(416)

Preferred Dividends	(1,146)	—
Accretion of Preferred Stock	(216)	—

Net loss available to common shareholders	$(6,815)	$(416)

Basic (loss) income per share:
Continuing operations	$(0.39)	$0.00

Discontinued operations	$(0.49)	$(0.07)

Net loss	$(0.88)	$(0.07)

Net loss available to common shareholders	$(1.09)	$(0.07)

Diluted (loss) income per share:
Continuing operations	$(0.39)	$0.00

Discontinued operations	$(0.49)	$(0.07)

Net loss	$(0.88)	$(0.07)

Net loss available to common shareholders	$(1.09)	$(0.07)

Weighted average number of shares outstanding:
Basic	6,227,746	6,029,188
Diluted	6,227,746	6,029,188

See accompanying notes to the unaudited condensed consolidated financial statements

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (continued)

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For The Six Months Ended
	June 30, 2007 (as restated)	June 30, 2006
Revenue	$27,982	$25,606
Cost of Sales (exclusive of amortization and depreciation shown below):	12,094	11,254

Gross profit	15,888	14,352
Operating expenses
Selling	2,482	2,314
General & administrative	10,941	9,704
Amortization and depreciation	8,885	9,051

Operating loss	(6,420)	(6,717)
Other income (expense)
Interest expense	(5,244)	(11,529)
Interest income	76	298
Derivative financial instrument income	1,954	6,819

Loss from continuing operations before income taxes	(9,634)	(11,129)
Income tax (benefit)	(987)	(1,517)

Net loss from continuing operations	(8,647)	(9,612)
Loss from discontinued operations, net of income tax expense (benefit) of $ 48 and ($20) for the six months ended June 30, 2007 and 2006, respectively	(3,458)	(590)
(Loss) gain on disposal of discontinued operations, net of income tax (benefit) expense of $ 0 and $ 0 for the six months ended June 30, 2007 and 2006, respectively	(230)	1,013

Net loss	$(12,335)	$(9,189)

Preferred Dividends	(2,271)	—
Accretion of Preferred Stock	(421)	—

Net loss available to common shareholders	$(15,027)	$(9,189)

Basic (loss) income per share:
Continuing operations	$(1.39)	$(1.60)

Discontinued operations	$(0.59)	$0.07

Net loss	$(1.99)	$(1.53)

Net loss available to common shareholders	$(2.42)	$(1.53)

Diluted (loss) income per share:
Continuing operations	$(1.39)	$(1.60)

Discontinued operations	$(0.59)	$0.07

Net loss	$(1.99)	$(1.53)

Net loss available to common shareholders	$(2.42)	$(1.53)

Weighted average number of shares outstanding:
Basic	6,213,885	6,017,672
Diluted	6,213,885	6,017,672

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For The Six Months Ended
	June 30, 2007 (as restated)	June 30, 2006
Cash flows from operating activities:
Net loss	$(12,335)	$(9,189)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Share-based compensation expense	118	146
Depreciation and amortization	8,914	10,933
Amortization of deferred financing costs	—	590
Deferred income tax (benefit)	(987)	(2,805)
Provision for doubtful accounts and notes	634	186
(Gain) on sale of property and equipment	(168)	(2,332)
Minority interest in gain (loss) of consolidated subsidiaries	—	35
Change in fair value of derivative financial instrument	(1,954)	(6,788)
Amortization of debt discount	—	5,392
Changes in operating assets and liabilities:
Accounts receivable	1,256	504
Accounts receivable – related party	—	(57)
Notes receivable	(293)	(207)
Notes receivable – related party	—	2,160
Costs and estimated earnings in excess of billings	527	1,353
Costs and estimated earnings in excess of billings, related party	—	20
Inventories	(215)	(279)
Prepaid expenses and other current assets	279	380
Other long-term assets	(2,127)	(2,897)
Accounts payable, accrued expenses and other liabilities	1,757	(4,162)
Accrued loss-related part construction contract	—	246
Deferred revenue	584	1,329
Billings in excess of costs and estimated earnings	(941)	440
Billings in excess of costs and estimated earnings, related party	—	511
Income tax payable	(286)	(6)
Other long-term liabilities	2,533	1,907

Net cash (used in) operating activities	$(2,704)	$(2,590)

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For The Six Months Ended
	June 30, 2007 (as restated)	June 30, 2006
Cash flows from investing activities:
Purchases of property, plant and equipment	$(709)	$(2,159)
Cash used in business acquisition and purchase of customer lists, net of cash acquired	(241)	(67,057)
Proceeds from disposition of property, plant and equipment	315	494
Proceeds from disposition of business	4,660	9,733
Payments received on notes related to the sale of assets	1,388	8

Net cash provided by (used in) investing activities	5,413	(58,981)
Cash flows from financing activities:
Proceeds from issuance of common stock	142	139
Proceeds from issuance of notes	—	45,000
Net borrowing from revolving credit facility	—	23,819
Cash payments on debt issue costs	—	(300)
Principal payments on debt	(552)	(1,725)

Net cash (used in) provided by financing activities	$(410)	$66,933
Effect of exchange rate changes on cash	(70)	(90)

Net increase in cash and cash equivalents	$2,229	$5,272
Cash and cash equivalents, beginning of year	5,015	$4,634

Cash and cash equivalents, end of period	$7,244	$9,906

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,078	$4,123

Cash paid for income taxes	$241	$86

Supplemental non-cash disclosures:
Reduction of note receivable	$241	$90

Issuance of Warrants	$—	$1,771

Issuance of derivative financial instrument	$—	$1

Issuance of common stock in lieu of cash payment of dividends payable related to Preferred Stock	$769	$—

Accretion of deferred financing costs and debt discount charged to additional paid-in capital	$421	$—

Accrued preferred stock dividends charged to additional paid-in capital	$2,271	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2007

(1) INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Devcon International Corp. and its subsidiaries (the “Company”), required to be consolidated in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the 2006 Annual Report on Form 10-K/A Amendment No. 2 except for the accounting policy relating to accounting for uncertainty in income taxes, and should be read in conjunction with the consolidated financial statements and notes thereto.

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

Devcon International Corp. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2007 (the “Original Filing”). This Amendment No. 1 is being filed to restate the Condensed Consolidated Balance Sheet as of June 30, 2007 and the related Condensed Consolidated Statements of Operations and Cash Flows for the three and six months ended June 30, 2007. This Form 10-Q/A also reflects an amendment in Item 2 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” “Other Income (Expense)” presented in the Company’s Form 10-Q for the three and six months ended June 30, 2007 as compared to the same period in 2006.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes” and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the three and six months ended June 30, 2007 as a result of implementing FIN 48, or FIN 48-1. The Company does not have any interest and penalties in the statement of operations for the three and six months ended June 30, 2007. The tax years 2004-2006 remain subject to examination by major tax jurisdictions.

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

Valuation of Derivative Liability

On October 20, 2006, pursuant to the terms of the SPA, the private placement investors received, in exchange for the Notes, an aggregate of 45,000 shares of Series A Convertible Preferred Stock, par value $.10 per share, with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share. Upon the issuance of the Series A Convertible Preferred Stock, the following embedded derivatives were identified within the Series A Convertible Preferred Stock: i) the ability to convert the Preferred Stock for common stock; ii) the option of the Company to satisfy dividends payable on the Series A Convertible Preferred Stock in common stock in lieu of cash; iii) the potential increase in the dividend rate of the Preferred Stock in the event a certain level of net cash proceeds from the sale of the our construction and material division assets are not realized within a specified time frame (referred to as the legacy asset rate adjustment) and (iv) a change in control redemption right. The embedded derivatives within the Series A Convertible Preferred Stock (“Series A”) were bifurcated and valued as a single compound derivative liability at $5.8 million at the date of issuance. Upon further review it was concluded that the valuation model used did not properly address a capping feature in the conversion option. Using a binomial model it was concluded that the embedded derivatives within the Series A Convertible Preferred Stock that were bifurcated should have been valued at $0.5 million. Based on the change in the valuation model the revised fair value of the embedded derivative at June 30, 2007 was determined to be $2.5 million, thus the balance sheet did not require an adjustment. At December 31, 2006, the Company had originally calculated the fair value of the embedded derivative to be $8.4 million. Based on the change in the valuation model the revised fair value of the embedded derivative at December 31, 2006 was determined to be $4.5 million. The change in the fair value of the embedded derivative impacted the carrying value of the Series A Convertible Preferred Stock as shown below in the restatement tables.

Reclassification of Dividends Payable and Accretion Charges

The Series A Convertible Preferred Stock accrues dividends in accordance with the Securities Purchase Agreement. The dividends accrued for the three and six months ended June 30, 2007 were incorrectly charged to interest expense instead of deducted from net loss available for common stockholders in accordance with FASB Statement No. 128, Earnings per Share. The accretion of the discount on the Series A Convertible Preferred Stock was also incorrectly charged to interest expense instead of deducted from net loss available for common stockholders. In addition, issuance expenses related to preferred stock with redemption features that are not classified as liabilities in accordance with FASB Statement No. 150 Financial Instruments with Characteristics of Both Liabilities and Equity, should be deducted from such preferred stock or from additional paid-in capital arising in connection with the sale of the stock. The accretion should be charged to retained earnings (unless declared out of paid-in capital). Therefore, the amortization of the issuance costs related to the Series A Convertible Preferred Stock was reclassified from interest expense and deducted from net loss available for common stockholders.

The following sets forth the unaudited condensed consolidated balance sheet as of December 31, 2006 and June 30, 2007 and the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2007 as originally reported and as restated.

Consolidated Balance Sheet:	Derivative Liability	Long-term Deferred Tax Liability	Series A Convertible Preferred Stock	Retained Earnings
As originally reported	$8,390	$4,682	$35,873	$4,910
Adjust the estimated fair market value of the derivative	(3,928)	—	5,267	(1,339)
Adjustment to true up the Discount on Series A Convertible Preferred Stock	—	—	28	(28)
Tax effect of restatement adjustments	—	336	—	(336)

As restated—December 31, 2006	$4,462	$5,018	$41,168	$3,207

Consolidated Balance Sheet:	Other Current Assets	Other Long- Term Assets	Long-Term Deferred Tax Liability	Series A Convertible Preferred Stock	Additional Paid-In Capital	Accumulated Deficit
As originally reported	$8,886	$13,217	$1,769	$44,558	$32,854	$(11,506)
Reclassification of deferred issuance costs	(727)	(2,243)	—	(2,970)	—	—
Reclassification of accretion of deferred issuance and debt discount costs	—	—	—	—	(421)	421
Reclassification of dividends payable	—	—	—	—	(2,271)	2,271
Tax effect of restatement adjustments	—	—	314	—	—	(314)

As restated—June 30, 2007	$8,159	$10,974	$2,083	$41,588	$30,162	$(9,128)

Consolidated Statement of Operations:	Interest Expense	Net Loss	Net Loss Available to Common Shareholders
As originally reported	$3,948	$(6,815)	$—
Reclassification of accretion of deferred issuance and debt discount costs	(216)	216	(216)
Reclassification of dividends payable	(1,146)	1,146	(1,146)

As restated—Three months ended June 30, 2007	$2,586	$(5,453)	$(1,362)

Consolidated Statement of Operations:	Interest Expense	Income Tax (Benefit)	Net Loss	Net Loss Available to Common Shareholders
As originally reported	$7,936	$(965)	$(11,361)	$—
Reclassification of accretion of deferred issuance and debt discount costs	(421)	—	421	(421)
Reclassification of dividends payable	(2,271)	—	2,271	(2,271)
Tax effect of restatement adjustments	—	(22)	22	—

As restated—Six months ended June 30, 2007	$5,244	$(987)	$(8,647)	$(2,692)

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

On April 3, 2007, an institutional investor who holds shares of the Company’s Series A Convertible Preferred Stock, but was not a party to the Forbearance Agreements, transmitted a notice of redemption to the Company alleging the Company failed to timely pay certain Registration Delay Payments constituting a Triggering Event which gave such investor the right to require the Company to redeem all shares of Series A Convertible Preferred Stock held by such investor. The Company disagrees that this investor has such redemption right and intends to vigorously contest the actions taken by this investor to enforce such alleged right. The investor holds shares of the Company’s Series A Convertible Preferred Stock with a face value equal to $7,000,000. The Company does not believe that a liability for any registration delay payments in accordance with the Registration Rights Agreement is warranted. On April 25, 2007, this investor filed a lawsuit in the United States District Court for the Southern District of New York and on July 16, 2007, this lawsuit was dismissed and discontinued without costs, and without prejudice to the right to reopen the action within 90 days if the settlement is not consummated. If the Company is unable to reach a mutually satisfactory settlement with this investor then the Company may need to arrange for alternative financing and its ability to obtain such financing cannot be assured at this time. (See Note 18 – Subsequent Events – Settlement with Preferred Stockholder.)

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

(8) DEBT

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

The Credit Agreement contains a number of non-financial covenants imposing restrictions on the Company’s electronic security services division’s ability to, among other things, i) incur more debt, ii) pay dividends, redeem or repurchase stock or make other distributions or impair the ability of any subsidiary to make such payments to the borrower; iii) use assets as security in other transactions, iv) merge or consolidate with others or v) guarantee obligations of others. The Credit Agreement also contains financial covenants that require the Company’s subsidiaries which comprise the electronic security services division to meet a number of financial ratios and tests. Failure to comply with the obligations in the Credit Agreement could result in an event of default, which, if not cured or waived, could permit acceleration of this indebtedness or of other indebtedness, allowing senior lenders to foreclose on the Company’s electronic security services assets. On May 10, 2007, the Company received a fourth amendment to the Credit Agreement which amended the fixed charge coverage ratio calculation from using interest paid in cash to accrued interest. At June 30, 2007, the Company was in compliance with its debt covenant requirements. See Note 18 – Subsequent Events – CapitalSource Credit Agreement.)

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

The Series A Convertible Preferred Stock was issued at a discount of $0.5 million on October 20, 2006. The Company is amortizing the discount over the term of the Series A Convertible Preferred Stock using the effective interest rate method. For the three and six months ended June 30, 2007, the amortization of the discount on the Series A Convertible Preferred Stock amounted to less than $0.1 million and $0.1 million, respectively, and was charged to net loss available to common shareholders.

The Series A Convertible Preferred Stock is classified outside stockholder’s equity as it may be mandatorily redeemable at the option of the holder or upon the occurrence of an event that is not solely within the control of the Company. Any preferred dividends as well as the accretion of the $0.5 million discount are deducted from net income (loss) available to common shareholders. In connection with entering into the Notes, Warrants and Preferred Stock arrangements, the Company paid fees totaling $3.9 million. These fees were accounted for as deferred financing costs and are amortized on a straight line basis over 4.0 years. For the three and six months ended June 30, 2007, the Company amortized approximately $0.2 million and $0.4 million, respectively, of these costs. These amounts were charged to additional paid-in capital and deducted from net loss available to common shareholders. The unamortized balance of deferred financing costs at June 30, 2007 and December 31, 2006 amounted to $2.9 million and $3.3 million, respectively, and are recorded as a reduction of the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed consolidated balance sheet. The Series A Preferred Stock is accreted to its liquidation value based on the effective interest method over the period to the earliest redemption date. In addition, it was determined that the Series A Convertible Preferred Stock has several embedded derivatives that met the requirements for bifurcation at the date of issuance. (See Note 10 – Derivative Instruments.)

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

The Forbearance Agreements also contain agreements to amend the governing Certificate of Designations. The parties to the Forbearance Agreement also agreed to allow dividends to accrue but not be payable until the expiration of the Forbearance Period. At June 30, 2007, the Company had $2.3 million of accrued dividends payable. At June 30, 2007 and December 31, 2006, the Company accrued $1.2 million and $0.9 million, respectively, of dividends payable which is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2007, $1.2 million and $2.3 million of dividends payable were declared from and charged to additional paid-in capital and deducted from net loss available to common shareholders.

Pursuant to the terms of these Forbearance Agreements, the Company agreed to submit to its shareholders for approval at the Company’s annual shareholder meeting a form of Amended and Restated Certificate of Designations (the “Amended Certificate of Designations”) setting forth certain revised terms of the Series A Preferred Stock as described in the Forbearance Agreements. On June 29, 2007, the Company’s shareholders approved the Amended Certificate of Designations at the Company’s annual shareholder meeting. The Company filed the Amended Certificate of Designations with the Secretary of State of Florida on July 13, 2007, effective as of such date (the “Effective Date”.)

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

The Amended Securities Purchase Agreement contains terms similar to the original Securities Purchase Agreement entered into among the parties on February 10, 2006 except that one holder agreed to sell back to the Company warrants to purchase 1,284,067 shares of the Company’s common stock, par value $.10 (the “Common Stock”). The Amended Certificate of Designations also included a reduction in the conversion price of the Series A Preferred Shares to $6.75, allowance for the accrual of dividends on the Series A Preferred Shares at a rate equal to 10% per annum, which dividends may be payable in kind, and a revision of the definition of the Leverage Ratio. The revised definition shall provide for the Leverage Ratio to be calculated as a multiple of recurring monthly revenue (“Performing RMR”) as opposed to EBITDA and a revision of the Maximum Leverage Ratio covenant to require the Maximum Leverage Ratio to equal 38x Performing RMR, commencing on June 30, 2008. In addition, each of the parties to the Amended Securities Purchase Agreement waived certain rights to receive Registration Delay Payments and certain other provisions set forth in the governing documents. Thus, the original effective date of January 2, 2008 to have declared effective by the United States Securities and Exchange Commission a registration statement registering the resale of the shares of Devcon’s common stock underlying the Series A Preferred Shares and warrants as required by a Registration Rights Agreement, dated February 20, 2005, was waived. The parties thereto also acknowledged and agreed that the Company’s dividend payment obligations with respect to the Preferred Stock accruing from January 1, 2007 through the Effective Date of the Amended SPA have been satisfied by adding such dividends to the Stated Value of the shares of Preferred Stock. Thus, the Company now has the option of paying the dividends in-kind and not to deplete cash resources for these dividend payments. At September 30, 2007, approximately $2.9 million of accrued dividends were paid in-kind and reclassified to the carrying value of the Preferred Stock.

With respect to the other holder of the Series A Convertible Preferred Stock, which did not enter into the Forbearance Agreements but had filed a lawsuit against the Company, on August 16, 2007, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement Agreement”) pursuant to which the Company resolved all claims against the Company set forth in the lawsuit such holder filed. (See Note 18 – Subsequent Events – Settlement with Preferred Stockholder.)

(10) DERIVATIVE INSTRUMENTS

Derivative financial instruments, such as warrants and embedded derivative instruments of a host instrument, which risk and rewards of such derivatives are not clearly and closely related to the risk and rewards of the host instrument, are generally required to be bifurcated and separately valued from the host instrument with which they relate.

        The following freestanding and embedded derivative financial instruments were identified with the issuance of the Notes : i) the warrants, which is a freestanding derivative, and ii) the right to purchase the Series A Convertible Preferred Stock upon issuance (“the Right to Purchase”), which is a freestanding derivative instrument within the SPA. The Company valued the warrants and the Right to Purchase at March 6, 2006, their date of issuance, using an appropriate option pricing model (“the Model”). The warrants, which were issued in connection with the issuance of the Notes, are detachable and have a three-year life expiring on March 6, 2009. The Company evaluated the classification of the Warrants in accordance with Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock (“EITF No. 00-19”), and concluded that the warrants do not meet the criteria under EITF 00-19 for equity classification since there is no limit as to the number of shares that will be issued in a cashless exercise and the Company is economically compelled to deliver registered shares since the maximum liquidating damages is a significant percentage of the proceeds from the issuance of the securities. The Rights to Purchase are deemed to be issued in connection with the issuance of the Notes, and have a life which expires on the date the Preferred Stock is issued. The Model determined an $8.6 million aggregate value for these derivatives and this value has been recorded as derivative instrument liability and classified as current or long term in accordance with respective maturity dates. The Model assumptions for initial valuation of the Warrants and Rights to Purchase the Preferred Stock as of the issuance date were a risk free rate of 4.77% and 4.77%, respectively, and volatility for the Company’s common stock of 50% and 30%, respectively. The volatility factors differ because of the specific terms related to the warrants and the conversion rights. Since these derivatives are associated with the Notes, the face value of the Notes was recorded net of the $8.6 million attributed to these derivative liabilities. Accordingly, the Company accreted the $8.6 million carrying value of the Notes, using the effective rate method, over the life of the Notes and for the three and six months ended June 30, 2006 recorded a non-cash charge amounting to $3.8 million and $5.4 million to interest expense.

Additionally, the derivative liability amounts related to Notes have been re-valued at each balance sheet date with the resulting change in value being recorded as income or expense to arrive at net income. For the three and six months ended June 30, 2006, the change in the fair value of the derivative liability amounted to a charge of $8.3 million and $6.8 million, respectively. On October 20, 2006, pursuant to the terms of the SPA, the private placement investors received, in exchange for the Notes, an aggregate of 45,000 shares of Series A Convertible Preferred Stock, par value $.10 per share, with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share. Upon the issuance of the Series A Convertible Preferred Stock, the following embedded derivatives were identified within the Series A Convertible Preferred Stock: i) the ability to convert the Preferred Stock for common stock; ii) the option of the Company to satisfy dividends payable on the Series A Convertible Preferred Stock in common stock in lieu of cash; iii) the potential increase in the dividend rate of the Preferred Stock in the event a certain level of net cash proceeds from the sale of the our construction and material division assets are not realized within a specified time frame (referred to as the legacy asset rate adjustment) and (iv) a change in control redemption right. The embedded derivatives within the Series A Convertible Preferred Stock were bifurcated and valued as a single compound derivative liability at $0.5 million at the date of issuance. On April 2, 2007, the Company entered into a Forbearance Agreement with respect to the Series A Convertible Preferred Stock with some of the institutional investors, which among other amended terms eliminated the legacy rate adjustment and provide for payment of dividends in cash, therefore, at December 31, 2006, the legacy rate adjustment and the dividend put option derivatives were deemed to have zero value. The Company recorded a $3.2 million charge during the quarter ended December 31, 2006 related to the write off of this net derivative asset.

The Model assumptions for revaluation of the Warrants and the embedded derivatives at June 30, 2007 and December 31, 2006 were a risk free rate of 4.87% and 4.65%, respectively, and volatility for the Company’s common stock of 45% at each period. For the three and six months ended June 30, 2007, income of $3.0 million and $2.0 million, respectively, has been recorded with respect to the re-valuation of these derivatives liabilities and warrants. At June 30, 2007 and December 31, 2006, the derivative liability amounted to $2.5 million and $4.5 million, respectively, of which $0.2 million and $0.8 million related to the Warrants, respectively.

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

On March 21, 2007, the Company completed the transactions contemplated by a certain Asset Purchase Agreement, dated as of March 12, 2007 (“Asset Purchase Agreement”). These assets were sold to BitMar, Ltd, a Turks and Caicos corporation and a successor-in-interest to Tiger Oil, Inc., a Florida corporation. Donald L. Smith Jr., the Company’s former Chairman and Chief Executive Offer and a current director of the Company and Donald L. Smith III, a former officer of the Company, are principals of BitMar, Ltd. (See Note 7-Discontinued Operations). As of June 30, 2007, an outstanding net payable balance of approximately $1.0 million, with components included in other receivables and other payables of the accompanying condensed consolidated balance sheet.

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

	For the three months June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Management service fee paid to Royal Palm	$90,000	$90,000	$180,000	$180,000
Rental income charged to Royal Palm	(22,500)	(22,500)	(45,000)	(45,000)

	$67,500	$67,500	$135,000	$135,000

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

	For The Three Months Ended		For The Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net loss	$(6,815)	$(416)	$(15,027)	$(9,189)
Foreign currency translation	(42)	562	(70)	556

Total comprehensive loss	$(6,857)	$146	$(15,097)	$(8,633)

(17)	COMMITMENTS AND CONTINGENCIES

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

On July 16, 2007, the lawsuit was dismissed and discontinued without costs, and without prejudice to the right to reopen the action within 90 days, if the settlement is not consummated. (See Note 18 – Subsequent Events – Settlement with Preferred Stockholder.)

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

Other Income (Expense):

	(dollars in thousands) For The Three Months Ended June 30,
	2007	2006
	(as restated)
Other income (expense)	$465	$987

•

Other expense increased for the three months ended June 30, 2007 as compared to the same period in 2006 by approximately $0.5 million, primarily related to the change in the fair value of the derivative coupled with a reduction in interest expense. For the three months ended June 30, 2006, the Company recorded $8.4 million of income related to the change in the fair value of the derivative and for the three months ended June 30, 2007 that amount was $3.0 million of income, a reduction in derivative income of $5.4 million. Partially offsetting this reduction in income was a decrease in interest expense, net of $5.0 million, related to the amortization of the discount on the Notes, which were converted to Series A Convertible Preferred Stock in October 2006.

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

Other Income (Expense):

	(dollars in thousands) For The Six Months Ended June 30,
	2007	2006
	(as restated)
Other income (expense)	$(3,214)	$(4,412)

•

Other expense decreased for the six months ended June 30, 2007 as compared to the same period in 2006 by approximately $1.2 million, primarily related to the change in the fair value of the derivative. For the six months ended June 30, 2006, the Company recorded $6.8 million of income related to the change in the fair value of the derivative and for the six months ended June 30, 2007 that amount approximated $2.0 million, a reduction in derivative income of approximately $4.8 million. Partially offsetting this reduction in income was a decrease in interest expense, net of $6.3 million, which related to the amortization of the discount on the Notes, which were converted to Series A Convertible Preferred Stock in October 2006.

Income tax (benefit) expense from continuing operations:

	(dollars in thousands) For The Six Months Ended June 30,
	2007	2006
	(as restated)
Income tax (benefit)	$(987)	$(1,517)

For the six months ended June 30, 2007, the Company realized a tax benefit of approximately $1.0 million from continuing operations. The income tax benefit arises from certain deferred tax liabilities expected to reverse during fiscal 2007.

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

As of June 30, 2007, our liquidity and capital resources included cash and cash equivalents of $ 7.2 million, working capital of $7.3 million and available lines of credit of $2.2 million.

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

On April 3, 2007, an institutional investor who holds shares of the Company’s Series A Convertible Preferred Stock, but was not a party to the Forbearance Agreements, transmitted a notice of redemption to the Company alleging the Company failed to timely pay certain Registration Delay Payments constituting a Triggering Event which gave such investor the right to require the Company to redeem all shares of Series A Convertible Preferred Stock held by such investor. The Company disagrees that this investor has such redemption right and intends to vigorously contest the actions taken by this investor to enforce such alleged right. The investor holds shares of the Company’s Series A Convertible Preferred Stock with a face value equal to $7,000,000. The Company does not believe that a liability for any registration delay payments in accordance with the Registration Rights Agreement is warranted. On April 25, 2007, this investor filed a lawsuit in the United States District Court for the Southern District of New York and on July 16, 2007, this lawsuit was dismissed and discontinued without costs, and without prejudice to the right to reopen the action within 90 days if the settlement is not consummated. If the Company is unable to reach a mutually satisfactory settlement with this investor then the Company may need to arrange for alternative financing and its ability to obtain such financing cannot be assured at this time. (See Note 18—Subsequent Events—Settlement with Preferred Stockholder.)

Our Credit Agreement contains a number of non-financial covenants imposing restrictions on the Company’s electronic security services division’s ability to, among other things i) incur more debt, ii) pay dividends, redeem or repurchase stock or make other distributions or impair the ability of any subsidiary to make such payments to the borrower; iii) use assets as security in other transactions, iv) merge or consolidate with others or v) guarantee obligations of others. The Credit Agreement also contains financial covenants that require the Company’s subsidiaries which comprise the electronic security services division to meet a number of financial ratios and tests. Failure to comply with the obligations in the Credit Agreement could result in an event of default, which, if not cured or waived, could permit acceleration of this indebtedness or of other indebtedness, allowing senior lenders to foreclose on the Company’s electronic security services assets. At June 30, 2007, the Company was in compliance with its debt covenant requirements. (See Note 18—Subsequent Events—CapitalSource Credit Agreement.)

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

Critical Accounting Policies and Estimates

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48 or FIN 48-1. The Company does not have any interest and penalties in the statement of operations for the three and six months ended June 30, 2007. The tax years 2004-2006 remain subject to examination by major jurisdictions.

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

Information about risk factors for the six months ended June 30, 2007, does not differ materially from those in set forth in Part I, Item 1A, of the Company’s annual report on Form 10-K/A for the fiscal year ended December 31, 2006, except for the following risk factor:

The Company may have continued exposure related to the wind-down of its construction and materials divisions.

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