Form 10-K
period 2007-12-31
DEVCON INTERNATIONAL CORP
filed 2008-03-28
CIK 28452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-07152

DEVCON INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

FLORIDA	59-0671992	7381;3270
(State Or Other Jurisdiction Of Incorporation Or Organization)	(I.R.S. Employer Identification No.)	(Primary Standard Industrial Classification Code Number)

595 SOUTH FEDERAL HIGHWAY, SUITE 500

BOCA RATON, FLORIDA 33432

(Address of principal executive offices)

(561) 208-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.10 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 7, 2008, the number of shares of the registrant’s Common Stock outstanding was 5,949,278. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $12,084,768 based on a closing sale price of $3.30 for the Common Stock on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Further, the classification of affiliate specifically excludes shares beneficially owned by virtue of voting rights granted pursuant to a proxy, but not owned of record, by Coconut Palm Investors I, Ltd. Such determinations should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning our expectations, plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, appear under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “could,” “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “goal,” “forecast” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will result or be achieved.

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

General

Devcon International Corp. (“Devcon” or “the Company”) was incorporated in Florida in 1951 as Zinke-Smith, Inc. and adopted its present name in October 1971. Our stock has been publicly traded on the Nasdaq Global Market System since March 1972. Today, Devcon is a holding company that provides electronic security services.

Until 2004, our primary operations were in the construction and materials industry. Between 2002 and 2004, however, our management engaged in a review of strategic alternatives to enter into new lines of business that had a prospect of providing predictable, recurring revenue. In April 2005, we began a process of reviewing in detail the operations of our materials and construction operations, which were incurring operating losses. This strategic review and shift in operational focus resulted in a series of acquisitions and divestitures which together allowed us to pursue our objective of becoming a large regional provider of electronic security services. The acquisitions and divestitures were as follows:

Acquisitions:

•	On July 30, 2004, we acquired the issued and outstanding capital stock of Security Equipment Company, Inc., or SEC.

•	On February 28, 2005, we acquired certain assets and assumed certain liabilities of Starpoint Limited from Adelphia Communications.

•	On November 10, 2005, we acquired the issued and outstanding capital stock of Coastal Security Company.

•	On March 6, 2006, we acquired the issued and outstanding capital stock of Guardian International, Inc.

Dispositions:

•	On September 30, 2005, we sold our U.S. Virgin Islands ready-mix concrete, aggregates, concrete block and cement materials and supplies business.

•	On March 2, 2006, we sold all of the issued and outstanding common shares of Antigua Masonry Products, Ltd., or AMP.

•	On May 2, 2006, we sold the fixed assets and substantially the entire inventory of our joint venture assets of Puerto Rico Crushing Company, or PRCC.

•	On June 27, 2006, we sold our Boca Raton-based third-party monitoring operations.

•	On March 21, 2007, we sold the majority of our construction assets, construction inventory and customer lists of our construction operation.

•	On January 10, 2008, we sold all of the issued and outstanding stock of Societe Des Carrieres de Grand Case, or SCGC.

Our remaining materials subsidiary is St. Maarten Masonry Products NV (“STMMP”), a ready-mix operation located in Sint Maarten, Netherland Antilles. This business is classified as a discontinued operation for all periods presented. On March 30, 2007, the Company’s Board of Directors passed a resolution which authorized management to sell the remaining assets of the construction, materials and utilities operations upon such terms and conditions, including price, as management determines to be appropriate. The Board resolution provided the Company’s management with the authority and commitment to establish a plan to sell these assets which are immediately available for sale. Therefore, in accordance with FASB No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets (“FASB No. 144”)”, the Company has classified the assets for these discontinued operations as held for sale and the related operations have been treated as discontinued operations for all periods presented.

Electronic Security Services

We are a leading regional provider of electronic security alarm monitoring services, including monitoring of burglary, fire, medical, environmental, video, and security access systems to residential (both single and multi-family homes), financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of government departments and healthcare and educational facilities. We also have wholesale customers, where we monitor security systems on behalf of independent security companies. We believe the electronic security systems monitoring industry presents an attractive opportunity for predictable recurring revenues.

Our electronic security services operates primarily in the state of Florida and in the New York City metropolitan area. We provide monitoring services to retail, commercial and wholesale customers (where we monitor a third-party security company’s customers). Many commercial customers have multiple accounts with us. We provide monitoring services to our customers from two monitoring facilities:

Location	Approximate number of sites monitored	Primary Customer Types
Hollywood, FL	141,843	Residential, Commercial and Wholesale
New York, NY	7,862	Commercial & Residential

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

Our revenue from electronic security services in 2007 was primarily generated from recurring monitoring and services revenue. The other sources of revenue include non-recurring service revenue and installation revenue.

	(Dollars in thousands)
Type of Revenue	1 Month Ending December 31, 2007%		11 Months Ending November 30, 2007%		12 Months Ending December 31, 2007%
Recurring monitoring and service revenue	$3,543	82%	$39,161	76%	$42,704	77%
Non-recurring service revenue	258	6%	3,686	7%	3,944	7%
Installation revenue	525	12%	8,619	17%	9,144	16%

	$4,326	100%	$51,466	100%	$55,792	100%

As part of our commitment to provide high quality service to our customers, our electronic security services operation maintains a trained installation and service force. These employees are trained to install and service the various types of commercial and residential security systems marketed by us.

Security alarm systems include many different types of devices installed at a customer’s premises, which are designed to detect or react to various occurrences or conditions, such as intrusion, movement, fire, smoke, flooding, environmental conditions (including temperature or humidity variations), industrial operations (such as water, gas or steam pressure and process flow controls) and other hazards. In most systems, these detection devices, which may be hard-wired or wireless, are connected to a microprocessor-based control panel which communicates through telephone lines or wireless devices to a monitoring center where alarm and supervisory signals are received and recorded. Systems may also incorporate an emergency “panic button” which, when pushed, causes the control panel to transmit an alarm signal that takes priority over other alarm signals. In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated and transmit the information to one of our central monitoring stations. Commercial applications may also include access control systems and closed circuit television, tailored to the customers’ specific needs.

We do not manufacture any of the components used in our electronic security services business. Due to the general availability of the components used in our electronic security services business, we are able to obtain the components of our systems from a number of different sources and to supply our customers with the latest technology generally available in the industry. We are not dependent on any single source for our supplies and components and have not experienced any material shortages of components.

Our new retail customers are generated through our internal sales force. We have eleven sales and customer service locations which handle installations and service. In addition, we have two specialized sales units:

1) New Construction – We have two offices in Florida with dedicated representatives who market our services primarily to home builders. We market and install residential security systems, as well as a variety of other options, such as structured wiring for telephone, intercom systems and computer systems, into homes during their construction.

2) Community Associations – This specialized subset of the residential group also markets our services to Home Owners Associations and gated communities, delivering high-quality customer care and service required by these premier communities that are prevalent in the Florida market. This group provides a full-range of services to meet the needs of planned communities and community-owned facilities, including U.L. monitoring, maintenance of existing systems, video, all levels of access control, and burglary and fire systems. Agreements range from three to twenty years in length and can represent service for hundreds to thousands of residences in each community.

Our relationship with our customers begins with an initial consultation to determine the potential customers’ needs and is followed by an equipment and service proposal. Our customers then sign contracts with us that allow us to provide ongoing electronic security system monitoring and maintenance services after the installation of an electronic security system. Most of the monitoring and service we provide is covered by multi-year contracts with contractual revenue. The length of our contracts ranges from three to twenty years, depending on the type of customer and how the contract was acquired and in certain markets provides for automatic renewals for a fixed period (typically one year) unless we or the customer elect to cancel the contract at the end of its term. Customers may also purchase an extended service protection plan, which covers the costs of normal repairs of the security system and which is billed along with the monitoring charges. Based upon the average lengths of customer relationships represented by accounts acquired by us during the last three years, we believe the average length of our customer relationships is approximately ten years.

Our two monitoring facilities operate 24 hours per day, 365 days per year. Each monitoring facility incorporates the use of communications and computer systems that route incoming alarm signals and telephone calls to operators. Each operator within a monitoring facility monitors a computer screen that displays information concerning the nature of the alarm signal, the customer whose alarm has been activated and the premises at which the alarm is located. Other non-emergency signals are generated by low battery status, arming and disarming of the alarm monitoring system by authorized users and test signals. These signals are processed automatically by the computer. Depending upon the type of service for which the customer has contracted, monitoring facility personnel respond to alarms by relaying information to local fire or police departments or other emergency providers, notifying the customer or taking other appropriate action.

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

In addition to our retail monitoring (i.e., residential, including community associations, and commercial) our wholesale business serves independent security alarm companies. Typically, we act as the sole provider of monitoring services to independent security alarm companies.

Branch customer service personnel, during business hours, answer non-emergency telephone calls regarding service, billing, payment and alarm activation issues. Outside normal business hours, customers are directed to one of our monitoring centers that operate 24 hours per day, allowing a customer to always speak with one of our representatives. In addition, overflow calls at the branches are automatically re-routed to a monitoring center in order to provide immediate assistance to customers.

Customer attrition has a direct impact on our results of operations, since it affects our revenue, amortization expense, borrowing capacity and cash flow. We define customer attrition as a ratio which measures the value of lost customer Recurring Monthly Revenue, or RMR as the numerator divided by the total value of RMR, averaged over time to represent an annualized attrition rate. Attrition occurs in our business due to many reasons, including, but not limited to, the following:

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

For periods after December 31, 2003, we have accrued, but on the advice of Virgin Islands counsel, not remitted, gross receipts taxes, which would be due should our application for an extension of benefit be withdrawn or denied. Following the sale of the U.S. Virgin Islands ready-mix concrete, aggregates, concrete block and concrete materials business in September 2005, we did not generate any additional revenue which is covered under the applications for extension of benefits. Accordingly, the accrual for this gross receipts tax exposure at December 31, 2007 and 2006 was $1.5 million at each year end and will remain unchanged in the future pending resolution of the application for extensions. In addition, at December 31, 2007 and 2006, we had accrued $0.7 million and $0.5 million, respectively, in accrued interest relating to this obligation.

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

Devcon Security Services, Inc., or DSS, owns U.S. federal trademark registrations for the mark CENTRAL ONE®, as used with installation, maintenance and monitoring of residential, commercial and industrial burglar and security alarm systems. Additionally, DSS owns State of Florida trademark registrations for CENTRAL ONE. DSS owns U.S. federal trademark registrations for the marks GIBRALTAR SECURITY ALARM SYSTEMS® and PREPARE AND PROTECT®, each as used with installation and maintenance of burglar electronic security systems, fire alarms, home and commercial security systems, voice intercom systems and closed circuit television and card access systems, as well as a U.S. federal trademark registration for its SECURITY BY GUARDIAN INTERNATIONAL and G logo® as used with installation, monitoring and maintenance of voice intercom systems and closed circuit television and card access systems. Additionally, DSS owns State of Florida trademark registrations for its GUARDIAN INTERNATIONAL as well as its G logo, each for use with installation, monitoring and maintenance of burglar electronic security systems, fire alarms, home and commercial security systems, and installation and maintenance of voice intercom systems, as well as a State of Florida trademark registration for PRECISION SECURITY SYSTEMS as used with commercial and residential electronic security system sales, service and monitoring. Currently, there are no pending or threatened litigation or claims relating to our trademarks. Also, to the best of our knowledge, there are no unasserted possible claims or assessments that may call for financial disclosure. We cannot assure you that third parties will not attempt to assert superior trademark rights in similar marks or that we will be able to successfully enforce and protect our rights in the trademarks against third party infringers.

Business Address

Our executive offices are located at 595 South Federal Highway, Suite 500, Boca Raton, Florida 33432, our telephone number is (561) 208-7200 and our web address is www.devc.com. In addition, we use www.devcon-security.com as a separate web address in connection with our electronic security services. In this document, the terms “Company”, “we”, “our”, “us” and “Devcon” refer to Devcon International Corp. and its subsidiaries.

Employees

At December 31, 2007, we employed 591 persons. As of that date, we employed 530 persons in our electronic security services business, 30 of whom are members of a union; we employed one person in our construction business who is not a member of a union; we employed 51 persons in our materials business, none of whom are members of a union; and we employed nine persons in corporate administration, none of whom are members of a union. Most employees are employed on a full-time basis. We believe employee relations are satisfactory.

Environmental Matters

We are involved, on a continuing basis, in monitoring our compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. While it is impossible to predict with certainty, we currently do not foresee such expenses in the near future as having a material effect on our business, results of operations or financial condition. See Item 3, Legal Proceedings, and Note 18-Commitments and Contingencies.

Subsequent Events

Capital Source Amendment. On March 14, 2008, the Company amended the credit terms and conditions of its Credit Agreement (“Waiver and Sixth Amendment”) which included an adjustment in the Maximum Attrition Ratio under the Credit Agreement as follows (i) for the period beginning on March 14, 2008 and ending on July 31, 2008 to 13.00%; (ii) for the period beginning August 1, 2008 and ending December 31, 2008 to 12.75%; and (iii) for the period beginning January 1, 2009 and thereafter to 12.50%. Also, under the terms of the Amendment the Applicable Base Rate Margin was revised to be 5.00% and the Applicable LIBOR Margin was revised to be 6.50%. Additionally, under the terms of the Amendment, for purposes of calculating interest, the Base Rate will not be less than 6.00% and the LIBOR Rate will not be less than 3.00% so that, as of March 14, 2008, the Company’s new effective interest rate under the Credit Agreement is LIBOR plus 6.50% and its new minimum interest rate is 9.50%. The Waiver and Sixth Amendment also provided for a waiver of noncompliance matters to the extent that the noncompliance matters constituted a default or an event of default under the Credit Agreement or the other loan documents as of December 31, 2007.

Resignation of Chief Financial Officer. On January 16, 2008, Robert W. Schiller resigned from his position as the Chief Financial Officer of the Company. On January 23, 2008, the Board of Directors of the Company appointed Mark M. McIntosh, the Company’s Vice President of Finance and Strategic Business Development, to the position of Chief Financial Officer of the Company.

Sale of SCGC. On January 10, 2008, the Company sold all the issued and outstanding stock of SCGC, our quarry and ready-mix operation located in St. Martin, French West Indies, to Petit. Based on the net book value of those assets, we recorded an impairment charge in discontinued operations of $0.9 million in the fourth quarter of 2007. In addition, the Company was in litigation with the Buyer and upon the sale of SCGC the lawsuit was dismissed and a $1.0 million deposit paid to the Buyer on an option to purchase certain property was released to the Company from the escrow account at the time the agreement was consummated. See Note 22 – Subsequent Events.

Lydia Security Monitoring. On March 11, 2008, Lydia Security and Devcon/Coastal reached a settlement agreement in principal wherein in exchange for assets and cash, the parties would settle their lawsuit. At December 31, 2007, the Company included a provision for the amount of the settlement in accrued liabilities in the accompanying consolidated balance sheet. See Item 3. Legal Proceedings-Lydia Security Monitoring and see Note 22-Subsequent Events.

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

As of March 7, 2008, the directors and executive officers, as a group, beneficially owned 61.61% of our common stock, assuming beneficial ownership is defined as including common stock ownership after exercising all warrants or options exercisable within 60 days of this date and net of treasury shares. Therefore, they have the ability to significantly influence the outcome of any matters submitted to a vote of our shareholders. Risks that may result from this ability are largely focused on the following variables:

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

We are highly dependent on the skills, experience and services of key personnel. As a result, we have entered into employment agreements with certain members of senior management. The loss of such key personnel could have a material adverse effect on our business, operating results or financial condition. We do not maintain key man life insurance with respect to these key individuals. Employment and retention of qualified personnel is important due to the competitive nature of our industry. Our inability to hire new personnel with the requisite skills could impair our ability to manage and operate our business effectively. On January 16, 2008, Robert W. Schiller resigned from his position as the Chief Financial Officer of the Company. On January 23, 2008, the Board of Directors of the Company appointed Mark M. McIntosh, the Company’s Vice President of Finance and Strategic Business Development, to the position of Chief Financial Officer of the Company.

We are subject to significant debt, debt service, dividend service and redemption obligations which could have an adverse effect on our results of operations.

Our electronic security services operation has a $105.0 million CapitalSource Revolving Credit Facility and, as of December 31, 2007 and December 31, 2006, we had $94.4 million and $89.1 million, respectively, of borrowings outstanding. In addition, we have an aggregate of 38,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) with an aggregate liquidation preference of $41.9 million at December 31, 2007, which includes $3.9 million of capitalized dividends. These shares of Preferred Stock are subject to regular dividend payment and redemption obligations. We have the option of paying the dividends in-kind thereby not depleting our cash resources for these dividend payments. As a result of the foregoing transactions, we are incurring significant interest expense and accruing significant dividend liabilities. The degree to which we are leveraged could have significant consequences, including the following:

•

our ability to obtain additional financing in the future for capital expenditures, potential acquisitions, and other purposes may be limited or financing may not be available on terms favorable to us or at all;

•

a substantial portion of our cash flows from operations must be used to pay our interest expense and repay our senior debt, dividend and redemption obligations under the terms of the Preferred Stock, which reduces the funds that would otherwise be available to us for our operations and future business opportunities; and

•	fluctuations in market interest rates will affect the cost of our borrowings to the extent not covered by interest rate hedge agreements because our credit facility bears interest at variable rates.

The CapitalSource Revolving Credit Facility contains financial covenants that require our subsidiaries which comprise our electronic security services to meet a number of financial ratios and tests, and imposes restrictions on our electronic security services operations ability to, among other things:

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

Failure to comply with the obligations in the CapitalSource Revolving Credit Facility could result in an event of default, which, if not cured or waived, could permit acceleration of this indebtedness or of other indebtedness, allowing our senior lenders to foreclose on our electronic security services assets. At December 31, 2007, we were not in compliance with the required attrition ratio and have obtained an amendment and waiver from CapitalSource which cured this default. See Note 8-Debt and Note 22- Subsequent Events.

In addition, the Preferred Stock contains a financial covenant imposing a restriction on our ability to incur additional indebtedness. As a result, so long as any shares of Preferred Stock remain outstanding, we will not be able to allow our indebtedness ratio to exceed a specified maximum leverage amount. Our failure to comply with this indebtedness ratio covenant, which is effective on June 30, 2008, could result in an event of default, which, if not cured or waived, could permit holders of the Preferred Stock to require us to redeem all, or a portion of, the outstanding principal amount of the Preferred Stock and pay all accrued but unpaid dividends.

As of December 31, 2007, our current debt service obligation and Preferred Stock dividend expenses are summarized in the chart below:

	Principal Value	Approximate 2008 Annual Interest Expense or Dividend [1]
	(dollars in thousands)
Debt Service:
Revolving Credit Facility (LIBOR plus 6.5%)	$94,420	$8,980
Other	68	3
Preferred Stock (10% Dividends)	41,920	4,352

Total Debt Service	$136,408	$13,335

	Revolving Credit Facility	Convertible Preferred Stock
Maturity of Debt:
2008	$—	$—
2009	—	—
2010	94,420	13,973
2011	—	13,973
2012	—	13,974

Total	$94,420	$41,920

[1]	- Effective March 14, 2008, the Company’s new effective interest rate under the Credit Agreement is LIBOR plus 6.50% and its new minimum interest rate is 9.50%.

If we do not successfully implement our business strategy, we may not be able to repay or refinance our senior debt or comply with the terms of the Preferred Stock.

We may not be able to successfully implement our business strategy or realize our anticipated financial results. Accordingly, our cash flows and capital resources may not be sufficient to pay the interest charges and principal payments on our senior debt or comply with redemption provisions of the Preferred Stock. Failure to pay our interest expense, make our principal payments, or effect a redemption would result in a default. If this occurs, our substantial indebtedness and the redemption amount for the Preferred Stock could have important consequences to us and may, among other things:

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

•	cause us to be unable to satisfy our obligations under our debt agreements or the terms of the Preferred Stock;

•	make us more vulnerable to adverse general economic and industry conditions;

•	limit our ability to compete with others who are not as highly leveraged as we are;

•	limit our flexibility in planning for, or reacting to, changes in our business, industry and market conditions;

•	cause us to sell assets; and

•	cause us to obtain additional equity capital or refinance or restructure all or a portion of our outstanding senior debt.

In the event that we are unable to refinance our senior debt or Preferred Stock, we may be left without sufficient liquidity and may not be able to repay our senior debt or comply with the terms of the Preferred Stock. In that case, the senior lenders would be able to foreclose on our assets. Even if new financing is available, it may not be on terms that are acceptable to us.

Similarly, if we are not able to successfully implement our business strategy or realize our anticipated financial results, we may not be able to comply with the terms of the Preferred Stock requiring us to redeem, for cash, all outstanding shares of Preferred Stock, in equal installments, on the fourth, fifth and sixth anniversary of completion of the private placement. If we fail to effect any required redemption of the Preferred Stock, the applicable redemption amount per unredeemed share of Preferred Stock will bear interest at the rate of 1.5% per month until paid in full and the investors will have the option to require us to convert any of those unredeemed shares into shares of our common stock substituting market prices for the conversion price, which market prices may be lower than the conversion price resulting in a larger number of shares of our common stock being issued, resulting in greater dilution to our existing shareholders.

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

We have not paid any dividends on our common stock in the last fifteen years. We anticipate that for the foreseeable future we will continue to retain any earnings for use in the operation of our business, except as we may elect to pay dividends on the Preferred Stock. Any future determination to pay cash dividends will be at the discretion of our board of directors, after consideration of any restrictions on cash dividends as defined by our credit and preferred stock agreements, and will depend on our earnings, capital requirements, financial condition and other factors deemed relevant by our board of directors.

The common stock warrants and shares of Preferred Stock are deemed under generally accepted accounting principles to contain embedded derivative financial instruments, the periodic valuation of which may result in us recognizing charges due to changes in the market value of these derivative financial instruments.

In accordance with FASB 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” the common stock warrants and embedded derivatives in the Preferred Stock are classified as derivative liabilities and, therefore, their fair values are recorded as derivative liabilities on our balance sheet. Changes in the fair value of the warrants and derivatives will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in our statement of operations. We are required to assess these fair values of derivative liabilities each quarter and as the value of the warrants and derivatives is quite sensitive to changes in the market price of our stock, among other things, fluctuations in such value could be substantial and could cause our results to not meet the expectations of securities analysts and investors. These fluctuations will continue to impact our results of operations as described above for as long as the warrants and Preferred Stock are outstanding. For the year ended December 31, 2007, we recognized income of $3.0 million related to the change in the fair value of these derivatives. See Note 10, Derivative Instruments.

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

We are taking steps to comply with the laws and regulations in accordance with the deadlines by which compliance is required, however, we are not able to estimate the additional costs that we may incur to respond by these deadlines.

Risk Factors Relating to our Electronic Security Services Operation

Our inability to acquire businesses in the electronic security services industry within our current market area could have adverse consequences on our results of operations.

Due to the continuing consolidation of the electronic security systems industry and the acquisition by us and other electronic security systems companies of a number of large portfolios of subscriber accounts, there may in the future be fewer large portfolios of subscriber accounts available for acquisition. We face competition for the acquisition of portfolios of subscriber accounts, and we may be required to offer higher prices for subscriber accounts we acquire in the future than we have offered in the past. The inability to achieve scale in certain markets may impact the profit potential of our business in those markets.

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

These challenges and difficulties relate to our ability to do the following:

Attract new customers and retain existing customers. Within the electronic security services operation, customers, particularly residential customers, move from the locations at which our security systems were installed. This creates expected and ongoing attrition. There are no guarantees that persons or businesses moving into these locations will use our company, or any company, for security services. In the event of a slow down in the real estate or new home construction in our key market in Florida, we could experience periods in which we are not able to replace the natural attrition of residential customers.

Generate sufficient cash flow from operations or through additional debt or equity financings to support our operations. Our security operations face significant competition and pricing pressure from other national and regional service providers in our industry. If we are unable to compete successfully with these companies, our sales and profitability could be adversely affected. Our rates of customer attrition may affect our ability to remain in compliance with certain covenants in our debt agreements and the capital needed to replace the customers lost through attrition is reliant on availability of operating cash flow after servicing our debt agreements and availability from existing credit facilities.

Install and implement new financial and other operating systems, procedures and controls to support our operations. Our operating plan depends on achieving operating cost efficiencies by servicing more customers through a single more efficient infrastructure.

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

We have a history of losses which are likely to continue.

We incurred net losses from continuing operations of $17.3 million and $23.7 million for the years ended December 31, 2007, and 2006, respectively.

These losses reflect the following, among other factors:

•	substantial charges incurred by us for amortization of acquired customer accounts;

•	impairment of assets due to actual loss of customer accounts;

•	interest incurred on indebtedness;

•	acquisition integration costs;

•	costs relating to additional financing in 2006 and 2007;

•	a reduction of deferred tax assets in 2006; and

•	other charges required to manage operations.

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

Our electronic security services operate in a highly competitive environment and we may not be able to compete effectively for customers, causing us to lose all or a portion of our market share.

Our electronic security services business in the United States is highly competitive. New competitors are continually entering the field. Competition is based primarily on price in relation to quality of service. Sources of competition in the electronic security services industry are other providers of central monitoring services, local electronic security systems and other methods of protection, such as manned guarding.

Our electronic security services competes with other major firms which have substantial resources, including ADT Security Services, Inc. (a subsidiary of Tyco International Limited), Brinks Home Security, a division of The Brinks Company, Protection One and HSM Electronic Protection Services, a division of the StanleyWorks, as well as many regional and local companies. Many of these competitors are larger and have significantly greater resources than we do and may possess greater local market knowledge as well. We may not be able to continue to compete effectively for existing or potential customers, causing us to lose all or a portion of our market share.

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

Cyclical industry and economic conditions have affected and may continue to adversely affect the financial condition and results of operations of our electronic security services.

The operating results of our electronic security services may be adversely affected by the general cyclical pattern of the electronic security services industry. Demand for electronic security services is significantly affected by levels of commercial construction and consumer and business discretionary spending. The market for new construction and the real estate market in general are cyclical and, in the event of a decline in the market for new developments, it is likely that demand for our electronic security monitoring services would also decline, which could negatively impact our results of operations.

Our electronic security services business is subject to attrition of subscriber accounts.

Our electronic security services operations experiences attrition of subscriber accounts as a result of, among other factors, relocation of subscribers, adverse financial and economic conditions, and competition from other electronic security system companies. In addition, our electronic security services operation experiences attrition of newly acquired accounts to the extent that we do not integrate these accounts or do not adequately service the accounts or because of dissatisfaction with prior service. Attrition and an increase in attrition rates could have a material adverse effect on our revenues and earnings, and our ability to maintain compliance with various covenants in our credit facilities.

Lower crime rates could have an adverse effect on our results of operations.

For the past several years crime rates have been dropping in the United States, particularly in the State of Florida. According to the Florida Department of Law Enforcement’s 2006 Annual Uniform Crime Report, Florida’s index crime rate has reached a 36-year low dropping by 1.0 percent in 2006 from 2005. Particularly relevant to our business is the decrease in the number of burglaries. While the number of homes and businesses with installed electronic security systems has continued to increase even as crime rates have decreased, this may not continue to be the case. Any significant decrease in the number of homes and businesses installing new electronic security systems could have a material adverse effect on our business.

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

Risk Factors Relating to our Materials Operation

We have entered into transactions with our affiliates which result in conflicts of interests.

We have entered into a number of transactions with our affiliates, including but not limited to an investment in the Caribbean involving companies in which certain of our current and former officers and directors have an interest. Material transactions are disclosed in our audited consolidated financial statements and the periodic reports we file with the Securities and Exchange Commission. See “Item 13—Certain Relationships and Related Transactions”. These transactions result in conflicts of interests. Our Audit Committee reviews and approves transactions between us and our affiliates, including our officers and directors. Our policy is that all of these transactions be reviewed and approved by the audit committee prior to completion. In addition, our Articles of Incorporation provide that no contract or other transaction between us and any other corporation shall in any way be invalidated by the fact that any of our directors are interested in or are directors or officers of the other party to the transaction.

We are subject to some risks due to the nature of our foreign operations.

The majority of our discontinued operations in 2007 were conducted in foreign countries located in the Caribbean, primarily Antigua and Barbuda, Sint Maarten, St. Martin and the Bahamas. The risks of doing business in foreign areas include potential adverse changes in U.S. diplomatic relations with foreign countries, changes in the relative purchasing power of the U.S. dollar, hostility from local populations, adverse effects of exchange controls, changes in either import or export tariffs, nationalization, interest rate fluctuations, restrictions on the withdrawal of foreign investment and earnings, government policies against businesses owned by non-nationals, expropriations of property, the instability of foreign governments, any civil unrest or insurrection that could result in uninsured losses and other political, economic and regulatory conditions, risks or difficulties. Adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors’ risk profiles, could adversely impact our operations. We are not subject to these risks in the U.S. Virgin Islands, since the Virgin Islands is a United States territory. We believe our only significant foreign currency exposure is the Euro. We are also subject to U.S. federal income tax upon the distribution of certain offshore earnings. Although we have not encountered significant difficulties in our foreign operations, we could encounter difficulties in the future.

Our materials business operates in a highly competitive environment and we may not be able to compete effectively for customers, causing us to lose all or a portion of our market share.

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

Our materials business is highly dependent upon the availability of barging services to import sand, aggregate, cement and block. We have experienced in the past, and could experience in the future, a short-term shortage of barging capacity which would have an adverse affect on our operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Property

General

The following table shows information on the properties and facilities that we owned or leased for our operations at February 29, 2008:

Description	Location	Lease Expiration with all Options (M/Yr)
Shared Facilities
Principal executive offices	Boca Raton, Florida	9/2020(1)
Administrative Offices	Deerfield Beach, Florida	5/2013(2)

Electronic Security Services
Sales office	Panama City, Florida	Owned
Sales office	Bonita Springs, Florida	02/2011
Sales office	Doral, Florida	01/2020(3)
Sales office	Boca Raton, Florida	04/2011
Sales office	Orlando, Florida	06/2009
Sales office	Tampa, Florida	12/2016(3)
Sales office	Sarasota, Florida	11/2009(4)
Sales office	Sarasota, Florida	01/2009
Sales office	Pensacola, Florida	12/2008
Sales office and central monitoring station	New York, New York	07/2013(3)
Sales office and central monitoring station	Hollywood, Florida	12/2009
Administrative offices	Hollywood, Florida	12/2017(3)
Administrative offices	Boca Raton, Florida	12/2012

Materials
Concrete batch plant	Sint Maarten	Month to Month (5) (6)
Barge unloading facility	Sint Maarten	4/2013 (5)
Administrative offices and warehouse	Sint Maarten	4/2011
Vacant Land	Sint Maarten	9/2066 (7)

(1)	Ten year lease with a 5-year option to renew.
(2)	This office space has a sublease arrangement.
(3)	Includes a 5-year option to renew.
(4)	Includes a 1-year option to renew.
(5)	Underlying land is leased and we own the equipment and temporary office facilities on the property.
(6)	The lease expired in June 2006 and the landlord verbally extended the lease through October 2006, at which time we entered into an agreement to lease the property on a month to month basis.
(7)	We are in the process of securing permits necessary to commission a new ready-mix batch plant on this parcel.

For additional information about our obligations on property leases, please see Note 18—Commitments and Contingencies.

Item 3.	Legal Proceedings

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

Petit

On July 25, 1995, our subsidiary, Societe des Carrieres de Grande Case ( “SCGC”), entered into an agreement with Mr. Fernand Hubert Petit, Mr. Francois Laurent Petit and Mr. Michel Andre Lucien Petit, collectively referred to as, Petit, to lease a quarry located in St. Martin. Another lease was entered into by SCGC on October 27, 1999 for the same and additional property. BBW entered into a materials supply agreement with Petit on July 31, 1995. This materials supply agreement was amended on October 27, 1999 and under the terms of this amendment, we became a party to the materials supply agreement. In February 2005 we purchased the three hectares of land for $1.1 million in cash and executed the 15 hectare lease. In September 2006 we exercised the 2 hectare option and transferred $1 million in cash to the appropriate agent of Petit. Petit refused to accept the $1 million payment unless Devcon International Corp., the parent company, agreed to guarantee payment of the $1.0 million due on December 31, 2008. As Devcon International Corp. was not referenced in or party to the 2 hectare option, it was our position that Petit’s request was without merit. The $1 million was placed on deposit with the appropriate third-party escrow agent pending the outcome of this dispute.

On January 10, 2008, the Company sold all the issued and outstanding stock of SCGC, our quarry and ready-mix operation located in St. Martin, French West Indies, to Petit. Based on the net book value of those assets, we recorded an impairment charge in discontinued operations of $0.9 million in the fourth quarter of 2007. In addition, the Company entered into a settlement with Petit and upon the sale of SCGC the lawsuit was dismissed. The $1.0 million deposit paid to Petit to execute the 2 hectare option was released to the Company from the third-party escrow agent at the time the sale agreement was consummated. See Note 22 – Subsequent Events.

Lydia Security Monitoring

On June 23, 2006, the Company sold its Boca Raton-based third party monitoring operation (which operated under the name Central One) and the associated Boca Raton monitoring center to Lydia Security Monitoring, Inc. (“Lydia Security”). On July 30, 2007, Lydia Security joined Devcon Security Holdings, Inc., Coastal Security Systems, Inc. and Coastal Security Company (collectively, “Devcon/Coastal”) as third party defendants in a suit Lydia filed against a former Central One wholesale monitoring customer, seeking recovery of minimum monthly payments and other sums under a monitoring agreement sold to Lydia Security by Devcon/Coastal. On March 11, 2008, Lydia Security and Devcon/Coastal reached a settlement agreement in principal wherein in exchange for assets and cash, the parties would settle their lawsuit. At December 31, 2007, the Company included a provision for the amount of the settlement in accrued liabilities in the accompanying consolidated balance sheet. See Note 22 – Subsequent Events.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded on the Nasdaq under the symbol DEVC. The following table shows high and low closing prices for our common stock for each quarter for the last two fiscal years as quoted by Nasdaq.

	High Sales Price	Low Sales Price
2007
Fourth Quarter	$3.39	$2.24
Third Quarter	3.69	2.80
Second Quarter	4.50	3.03
First Quarter	5.89	3.94

	High Sales Price	Low Sales Price
2006
Fourth Quarter	$6.45	$5.25
Third Quarter	6.80	5.46
Second Quarter	10.25	6.00
First Quarter	10.70	8.42

As of March 7, 2008, there were 121 holders of record of the outstanding shares of common stock. The closing sales price for the common stock on March 7, 2008 was $2.53. We paid no dividends on our common stock in 2007 or 2006. The payment of cash dividends will depend upon our earnings, consolidated financial position and cash requirements, our compliance with loan agreements and other relevant factors. Management does not presently intend to pay cash dividends on our common stock. In January 2007, 132,780 unregistered shares were issued as a partial payment of dividends related to our outstanding shares of Preferred Stock.

Equity Compensation Plans

The table below provides information relating to our equity compensation plans as of December 31, 2007.

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under compensation plans (1)
Equity compensation plans:
Approved by shareholders	406,200	$4.60	448,500

Total	406,200	$4.60	448,500

(1)	Excluding shares reflected in first column.

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

Repurchases of Company Shares

Issuer Purchases of Equity Securities (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2007 to October 31, 2007	23	$3.17	23	$4,352
November 1, 2007 to November 30, 2007	100	$3.37	100	$4,015

Total	123	$3.34	123

(1)

On July 24, 2007, the Company’s Board of Directors approved the repurchase of up to $5.0 million of its common stock between July 24, 2007 and December 31, 2008. At December 31, 2007, the Company had repurchased 286,300 of our common stock at an average price of $3.34 per share for an aggregate purchase price of $0.6 million. At December 31, 2007, the remaining authorized amount for stock repurchase under this plan was $4.01 million, which will terminate on December 31, 2008.

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

In 2004 we embarked on a new strategy, which was to become a leading regional provider of electronic security alarm monitoring services, providing electronic monitoring of alarm systems to residential single and multi-family homes, financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of government departments, healthcare and educational facilities, as well as installation of electronic security alarm systems. We also have wholesale customers where we monitor security systems owned by independent security companies. Through our electronic security services, we engage in the electronic monitoring of our installed base of security systems, as well as the installation of new monitored security systems added to our installed base, both in residential and commercial buildings.

In order to execute our new strategy, we began a process of reviewing in detail the operations of our materials and construction businesses, which were incurring operating losses. This strategic review and shift in operational focus resulted in a series of acquisitions and divestitures which together allowed us to pursue our objective of becoming a leading regional provider of electronic security services. The acquisitions and divestitures were as follows:

Acquisitions:

•	On July 30, 2004, we acquired the issued and outstanding capital stock of SEC.

•	On February 28, 2005, we acquired certain assets and assumed certain liabilities of Starpoint from Adelphia Communications.

•	On November 10, 2005, we acquired the issued and outstanding capital stock of Coastal.

•	On March 6, 2006, we acquired the issued and outstanding capital stock of Guardian.

Dispositions:

•	On September 30, 2005, we sold our U.S. Virgin Islands ready-mix concrete, aggregates, concrete block and cement materials and supplies business.

•	On March 2, 2006, we sold all of the issued and outstanding common shares of AMP

•	On May 2, 2006, we sold the fixed assets and substantially the entire inventory of our joint venture assets of PRCC.

•	On June 27, 2006, we sold our Boca Raton-based third-party monitoring operations.

•	On March 21, 2007, we sold the majority of our construction assets, construction inventory and customer lists of the construction business.

•	On January 10, 2008, we sold all the issued and outstanding stock of Societe Des Carrieres de Grand Case, or SCGC.

In the following management’s discussion and analysis, the net operating results of our significant dispositions noted above, including our remaining materials business are recorded as discontinued operations for all years presented.

Customer account attrition has a direct impact on our results of operations since it affects our revenue, amortization expense and cash flows. We monitor attrition monthly and on a six month annualized basis. We define attrition as a ratio, the numerator of which is gross number of lost customer RMR for a given period. In our calculation we make adjustments to lost RMR for the net change in billing rate, either positive or negative, for accounts greater than 90 days, re-signs and third party gains. Below is a rollforward of our RMR for the twelve months ended December 31, 2007 and 2006, respectively.

	(dollars in thousands)
	2007	2006
Beginning RMR Balance	$3,519	$2,471
RMR Added	257	299
Price Increase	128	10
RMR Loss (less Change of Ownership)	(349)	(343)

Net Gain/(Loss)	36	(34)

Acquired RMR	15	17
Accounts Lost/Charged Back	(1)	(3)
Special Events:
Guardian/Mutual/Stat-Land Acq.	—	1,483
Sale of Wholesale Accounts	—	(346)
Loss of Boca Pointe	—	(69)

Ending RMR Balance	$3,569	$3,519

Comparison of Year Ended December 31, 2007 with Year Ended December 31, 2006

	(dollars in thousands)
	2007	% of Revenue	2006	% of Revenue
Revenue	$55,792	100.0%	$53,987	100.0%
Cost of Sales	24,447	43.8%	24,627	45.6%

Gross Profit	$31,345	56.2%	$29,360	54.4%

Revenue from electronic security services is comprised of the monitoring and service of security systems at subscribers’ premises, billable services performed on a time and materials basis, Services Revenue, and net installation revenue after taking into effect the requirements of SAB 104, which requires the deferral of certain revenue and related costs until services have been fulfilled. Included in cost of sales are the direct costs incurred to monitor and service security systems installed at subscriber premises, as well as the net direct costs incurred with the installation of new security systems.

•

During 2007, revenue increased by $1.8 million as compared to 2006. The increase in revenue was due mainly to 2007 revenues including a full twelve months of revenue for the Guardian acquisition compared to ten months of revenues for 2006 as Guardian was acquired on March 6, 2006. This increase was partially offset by six months of revenues included in 2006 from the wholesale business which was sold in 2006 of $1.2 million.

•

Our cost of sales decreased slightly as a percentage of revenue to 43.8% in 2007 as compared to 45.6% for 2006. During 2007, the benefits of consolidating two of our monitoring centers were offset by higher costs as we continued to integrate our acquired businesses.

•

Gross profit increased by $2.0 million in 2007 as compared to 2006 primarily the result of the two additional months of Guardian activity in 2007 and cost reduction from acquired operations offset by higher operating costs due to integration activity.

Operating expenses:

	(dollars in thousands)
	2007	% of Revenue	2006	% of Revenue
Selling	$4,844	8.7%	$4,969	9.2%
General and Administrative	21,135	37.9%	22,485	41.6%
Depreciation and Amortization	17,668	31.7%	18,103	33.5%

Total Operating Expenses	$43,647	78.3%	$45,557	84.3%

•

Selling expense decreased slightly to 8.7% of revenues as compared to 9.2% of revenues in 2006. The decrease as a percentage of revenues was due to the reduction of headcount resulting from consolidation of acquired sales forces, a lower commission structure as all sales employees were migrated to a universal plan, and a branding study that was conducted in 2006 and not repeated in 2007.

•

General and administrative expenses decreased by $1.4 million in 2007 compared to 2006. As a percentage of revenue this represented a 3.7% decrease in 2007 as compared to 2006. This decrease was mainly due to reduced payroll, accounting, and legal fees as we transitioned out of our legacy businesses.

•

Depreciation and amortization expense decreased by $0.4 million in 2007 as compared to 2006. This was primarily due to a $0.5 million decrease in the 2007 scheduled amortization of acquired customer lists as compared to 2006.

Other Income (Expense):

	(dollars in thousands)
	2007	2006
Interest Expense	$(10,572)	$(21,361)
Interest Income	137	208
Change in fair value of derivative	3,019	4,603
Other	48	(23)

Total other (expense) income	$(7,368)	$(16,573)

•

Interest expense decreased by $10.8 million in 2007 as compared to 2006 primarily related to a decrease of $9.6 million in interest expense related to the amortization of the discount on the $45.0 million notes issued February 2006,, which were converted to Preferred Stock in October 2006.

•

The change in fair value of derivative income decreased by $1.6 million in 2007 as compared to 2006. During the year ended 2006 we recorded $7.3 million of income related to the write-off of the right to purchase derivative liability as the notes were converted to Preferred Stock and therefore the right to purchase derivative was exercised and no longer had value. The $7.3 million benefit was offset by a charge of $2.7 million related to fair value adjustments to the conversion option derivative and the warrants. During the year ended December 31, 2007, the Company recorded fair value adjustments to the derivative and warrants that resulted in a benefit of $3.0 million. The Company estimates the fair value of its derivatives and warrants using available market information and appropriate valuation methodologies. The fair value of the warrants and the embedded derivative are impacted by changes primarily in the price and volatility of the Company’s common stock. The company’s historic volatility of 30% and 50% was used as an estimate of the volatility expected to occur over the life of the conversion option and warrants, respectively. The volatility factor differed for these instruments as the terms differed. In addition, the Company’s stock price decreased throughout the twelve months ended December 31, 2007 by approximately 30% resulting in a reduction in the fair value of the warrants and embedded derivative. Changes in the fair value of these instruments resulted in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss is recorded in the consolidated statement of operations. We recognize these derivatives as liabilities in our consolidated balance sheet, measure them at their estimated fair value and recognize changes in their estimated fair value in our consolidated results of operations in the period of change.

Income tax (benefit) from continuing operations:

	(dollars in thousands)
	2007	2006
Income tax (benefit)	$(2,369)	$(9,040)

During 2007, the Company realized a tax benefit of $2.4 million from continuing operations. The income tax benefit arises from certain deferred tax liabilities expected to reverse during fiscal 2008. The decrease in the tax benefit in 2007 of $6.7 million as compared to 2006 was primarily related to the increase in the valuation allowance in 2007 of $6.5 million due to the loss from continuing operations offset by the carryback of a net operating loss in the Virgin Islands.

Discontinued Operations:

	(dollars in thousands)
	2007	2006
Pre-tax (loss) from discontinued operations	$(6,810)	$(4,220)
Pre-tax (loss) gain on disposal of discontinued operations	(365)	297

(Loss) before income taxes	(7,175)	(3,923)
Income tax (benefit) provision	(777)	1,749

(Loss) from discontinued operations, net of tax	$(6,398)	$(5,672)

During the fiscal year ended December 31, 2007, net loss from discontinued operations was $(6.4) million, compared to $(5.7) million in fiscal year ended December 31, 2006. The loss from discontinued operations was primarily driven by the winding down and sale of construction operations that was completed in March 2007 and the operating losses in our materials operations on St. Martin. The sale of construction operations resulted in a pre-tax loss on disposal of discontinued operations of $(0.4) million in 2007. In March 2006, we sold all of the issued and outstanding common shares of AMP. The sale resulted in a net gain of $0.3 million.

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

In March 2007, the Company’s Board of Directors passed a resolution which authorized management to sell the remaining assets of the construction, materials and utilities operations upon such terms and conditions, including price, as management determines to be appropriate. At December 31, 2007, the remaining materials subsidiary is STMMP, a ready-mix operation located in Sint Maarten, Netherland Antilles. This business is classified as a discontinued operation for all periods presented.

As of December 31, 2007, our liquidity and capital resources included cash and cash equivalents of $3.1 million, working capital of $2.2 million and no availability on its line of credit given non-compliance at December 31, 2007. This was subsequently amended with the Sixth Amendment and Waiver (see Note 22-Subsequent Events), thus the Company has $1.2 million available on its line of credit as of March 14, 2008. Total outstanding liabilities were $135.2 million as of December 31, 2007, compared to $137.3 million a year earlier. As of December 31, 2006, our liquidity and capital resources included cash and cash equivalents of $5.0 million, working capital of $7.7 million and availability under the Company’s credit facility of $0.2 million.

Cash flow used in operating activities for the year ended December 31, 2007 was $3.0 million compared with $6.9 million used in operating activities for the year ended December 31, 2006. The primary use of cash for operating activities during the year ended December 31, 2007 was a decrease in accounts payable, other long-term assets and billings in excess of cost related to the sale and wind down of our construction operation. The primary sources of cash from operating activities was a net reduction of $5.5 million in accounts receivable, a $1.7 million reduction in prepaid expenses and other current assets, and a $0.9 million increase in current deferred revenue which is reflective of the increase in our securities monitoring business and a $4.7 million increase in other long-term liabilities which consists primarily of long term deferred installation revenue recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). The primary use of cash for operating activities during the year ended

December 31, 2006 was a $4.0 million decrease in accounts payable. The primary sources of cash from operating activities was a net reduction of $1.6 million in notes receivable, a $2.1 million increase in current deferred revenue which is reflective of the increase in our securities monitoring business and a $5.1 million increase in other long term liabilities which consists primarily of long term deferred installation revenue recognized in accordance with SAB 104.

Net cash provided by investing activities was $4.5 million in 2007, which primarily related to proceeds from our disposition of our construction operation in the net amount of $5.0 million, $1.6 million related to payments received on notes related to the sale of assets, offset by $2.1 million increase in property, plant and equipment which is primarily related to our system conversion. Net cash used by investing activities was $58.5 million in 2006, including $12.2 million generated from the sale of the Antiguan and Puerto Rican operations and our third party monitoring operations. We sold or disposed of land, leasehold improvements, buildings and equipment related to the sale of the Antiguan and Puerto Rican operations and our third party monitoring operations resulting in a gain of approximately $2.9 million. The net proceeds, consisting of cash and notes receivable were $9.7 million. The purchase of Guardian accounted for $66.6 million of cash usage. In addition, we purchased equipment as needed for our ongoing business operations. This resulted in a net cash expenditure of $4.1 million in 2006.

Net cash used in financing in 2007 was $3.2 million, which primarily relates to redemption of $7.4 million of Preferred Stock, $1.0 million related to the repurchase of treasury shares, and the principal payments on debt of $0.6 million, offset by $5.8 million of additional draws on our credit facility. Net cash provided by financing activities in 2006 was $65.8 million, derived primarily from proceeds from borrowing. In 2006, we received $83.5 million from borrowings and made $13.6 million of principal repayments.

Our uses of cash over the next twelve months will be principally for working capital needs, capital expenditures and for debt service which consists primarily of estimated interest payments of $9.0 million on our outstanding senior debt. We estimate the capital expenditures will be $0.4 million related to the final stages of the integration of our back office systems onto a consistent platform and the refurbishment of one of our monitoring centers and $0.3 million for our materials operation in Sint Maarten.

Cash flows from discontinued operations are included in the consolidated statement of cash flows within operating, investing and financing activities. The Company will continue to have cash flows from the remaining materials subsidiary through the second quarter 2008. The absence of cash flows from discontinued operations is not expected to impact future liquidity or capital resources. On the contrary we anticipate that the negative cash flows generated by our discontinued operations will eventually be reduced to zero.

We believe we can fund our planned business activities during the next twelve months with the sources of cash described above. Our plan is to sell the remaining assets related to our discontinued operations to generate cash flows coupled with the ongoing collections of our accounts receivable. We anticipate that the continued integration of the back office processes related to our acquisitions will result in reduced selling, general and administrative expenses. During 2007, we did not acquire any security related businesses. Over the next twelve months we are not planning nor are we obligated to make any significant investments other than normal required capital expenditures.

Debt and Other Obligations

Credit Agreement. In order to finance the acquisition of Guardian, which took place on March 6, 2006, the Company increased the amount of cash available under its credit agreement (“Credit Agreement”) with CapitalSource Finance LLC (“CapitalSource”) from $70.0 million to $100.0 million and used $35.6 million under this facility together with the net proceeds from the issuance of the notes and warrants to purchase Guardian and repay the $8.0 million CapitalSource Bridge Loan Agreement.

On September 25, 2007, certain subsidiaries (the “Borrowers”) of the Company entered into a Consent and Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement with CapitalSource). The Fifth Amendment to the Credit Agreement increased the total commitment to $105.0 million from $100.0 million (with the Borrowers having the ability to increase this commitment further to $125.0 million), extended the maturity date of the Credit Agreement to September 25, 2010, increased the Maximum Leverage Ratio to 28.0x, amended Minimum Fixed Charge Coverage Ratio to be 1.25 to 1.0 after June 30, 2008, and certain financial and other covenants provided therein. The Company incurred debt issuance costs amounting to $0.7 million related to the execution of this Fifth Amendment.

At December 31, 2007, the Company had $10.6 million of unused facility under the Credit Agreement and zero borrowing capacity as the Company was not in compliance with the debt covenant requirements, specifically the attrition rate at December 31, 2007. On March 14, 2008, the Company amended the terms and conditions of the Credit Agreement (“Waiver and Sixth Amendment”) which included a waiver of noncompliance matters to the extent that the noncompliance matters constituted a default or an event of default under the Credit Agreement at December 31, 2007. See Note 22 – Subsequent Events.

Securities Purchase Agreement. On March 6, 2006, we issued to certain investors under the terms of an SPA, dated as of February 10, 2006, an aggregate principal amount of $45.0 million of notes along with warrants to acquire an aggregate of 1,650,943 shares of our common stock at an exercise price of $11.925 per share. The notes required interest at a rate equal to 8% per annum (which rate increased to 18% per annum in the event we failed to make payments required under the notes when due).

On October 20, 2006, under the terms of the SPA, the private placement investors received, in exchange for the notes, an aggregate of 45,000 shares of Preferred Stock, of Devcon with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share for each share of Preferred Stock. Effective July 13, 2007, the conversion price was adjusted to $6.75 per share for each share of Preferred Stock.

The Company filed Amended Certificate of Designations and an amended and restated Registration Stock Rights Agreement with the Secretary of State of Florida on July 13, 2007, effective as of such date (“Closing Date”). The Amended SPA contains terms similar to the original SPA entered into among the parties on February 10, 2006, except that one holder agreed to sell back to the Company warrants to purchase 1,284,067 shares of the Company’s common stock, and the parties thereto acknowledged and agreed that the Company’s dividend payment obligations with respect to the Preferred Stock accruing prior to the Closing Date of the Amended SPA have been satisfied by adding such dividends to the Stated Value of the shares of Preferred Stock. Thus, the Company now has the option of paying the dividends in kind and not to deplete cash resources for these dividend payments. The Company purchased back the warrants at fair value which was determined to be $0.2 million. At December 31, 2007, approximately $3.9 million of dividends accrued were paid-in-kind and reclassified to the carrying value of the Preferred Stock.

We have two key debt covenants that could affect liquidity. We believe that we will remain in compliance with both covenants in 2008:

Debt / Performing RMR (Revolving Credit Facility) – As of January 31, 2008, we had eligible Performing RMR of $3.5 million and outstanding senior debt of $95.8 million (including accrued interest) or a ratio of 27.6x. The financial covenant requires a maximum leverage ratio of 28.0x to 1.0. Given the continued stability of our customer base and the associated Performing RMR we believe that a material decline in either is unlikely during 2008.

Attrition rate (Revolving Credit Facility) – Our six month annualized attrition ratio as of January, 2008 was 11.4% compared to a maximum permitted ratio of 11%. On March 14, 2008, this ratio was amended to 13%. Our ratio is being negatively impacted by relatively higher attrition that occurred during September and October of 2007. This higher attrition was caused by an increase in cancellations due to a continued downturn in the real estate market in Florida. Our attrition rate trend over the last six months is as follows:

	Actual Period Attrition
	Number of Accounts	Cancelled RMR	Net RMR Attrition*	Monthly Ratio %	Annualized Monthly Ratio %
August	470	$24,101	$22,399	7.6%	9.4%
September	612	$26,100	$35,402	12.1%	10.1%
October	676	$39,052	$44,006	15.0%	11.0%
November	1,004	$45,495	$29,693	10.2%	10.6%
December	875	$35,774	$36,379	12.5%	12.5%
January	924	$40,709	$31,557	10.8%	11.4%

*	Net of change in RMR over 90 days and net of re-signs.

Our minimum fixed charge coverage ratio at January 2008 was 1.25 compared to the minimum permitted ratio of 1.15.

Off-Balance Sheet Arrangements and Other Contractual Obligations

We have not guaranteed any other person’s or company’s debt, except as more fully described in Note 18 “Commitments and Contingencies” to our consolidated financial statements. Our short-term borrowings, long- term debt, Preferred Stock, lease commitments and other long-term obligations are more fully described in Notes 8, 9 and 18 respectively. We have not entered into any currency or interest options, swaps or future contracts, nor do we have any off balance sheet debts or transactions.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements, “Description of Business and Summary of Significant Accounting Policies”. Certain of these policies require the application of subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates and assumptions are based on historical experience, changes in the business environment and other factors that we believe to be reasonable under the circumstances. Different estimates that could have been applied in the current period or changes in the accounting estimates that are reasonably likely can result in a material impact on our financial condition and operating results in the current and future periods. We periodically review the development, selection and disclosure of these critical accounting estimates. The following discussion is furnished for additional insight into certain accounting estimates that we consider to be critical. We base our estimates on historical experience and on various other factors that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Revenue and Cost Recognition

Electronic security services revenue for monitoring and maintenance services is recognized monthly as services are provided pursuant to the terms of subscriber contracts, which have prices that are fixed and determinable. The Company assesses the subscriber’s ability to meet the contract terms, including meeting payment obligations, before entering into the contract. Deferred revenue results from customers who are billed for monitoring in advance of the period in which the services are provided, on a monthly, quarterly or annual basis.

The Company follows SAB 104, which requires the Company to defer certain installation revenue and expenses, primarily equipment, direct labor and direct and incremental sales commissions incurred. The capitalized costs and revenues related to the installation are then amortized over the 10 year life of an average customer relationship, on a straight line basis. If the customer being monitored is disconnected prior to the expiration of the original expected life, the unamortized portion of the deferred installation services revenue and related deferred costs are recognized in the period the disconnection becomes effective. In accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, the security service contracts that include both installation and monitoring services are considered a single unit of accounting. The criteria in EITF 00-21 that we do not meet for monitoring services and installation services to be considered separate units of accounting is that the installation service to our customers has no standalone value. The installation service alone is not functional to our customers without the monitoring service.

Electronic security services revenue for installation services, for which no monitoring contract is connected, is recognized at the time the installation is completed.

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

Goodwill Intangible Asset

Our goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Goodwill and indefinite-lived intangible assets relate to our electronic security services segment and are tested for impairment annually on June 30th and, more frequently, if a triggering event occurs utilizing a valuation study. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of the reporting unit with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized. As of June 30, 2007, we were not aware of any items or events that would cause us to adjust the recorded value of goodwill for impairment. Based upon the assessment performed as of June 30, 2007, the estimated fair value of the reporting unit exceeded its carrying amount by approximately $12.3 million.

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

As of December 31, 2007 the Company was not aware of any items or events that would cause us to adjust the recorded value of goodwill for impairment. Based upon the most recent assessment as of December 31, 2007, the estimated fair value of the reporting unit exceeded its carrying amount by approximately $22.2 million. Management believes the most significant assumption which would have an effect on the estimated fair value of goodwill is the long-term attrition rate after considering customer price increases, the growth rates and the discount rate. The long-term projected customer account growth rate, attrition rate and discount rates that were used to arrive at the fair value calculation were approximately 10.0%, (8.0%) and 12%, respectively.

The Company estimates that a one percentage point increase in these long-term projected assumptions would impact the fair value of the reporting unit as follows (000s):

	Change in assumption
	1%	2%	3%
Growth Rate	$13,577	$31,244	$55,104
Attrition Rate	$(14,776)	$(26,732)	$(36,602)
Discount Rate	$(13,534)	$(24,568)	$(33,743)

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

Assets with a carrying value of $60.1million held and used by us at December 31, 2007, including property, plant and equipment and amortizable intangible assets, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test is performed based on assumptions concerning the amount and timing of estimated future cash flows reflecting varying degrees of perceived risk. Impairments to long-lived assets to be disposed of are recorded based upon the fair value of the applicable assets. Since judgment is involved in determining the fair value and useful lives of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated. We believe that a one percent change in any material underlying assumptions would not by itself result in the need to impair an asset.

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

During 2007, we continued to evaluate and analyze our operations in accordance with SFAS No. 144. This analysis coupled with certain transactions that we entered into indicated that certain operating units were impaired. On January 10, 2008, we sold 100% of the issued and outstanding stock of SCGC, our quarry and ready-mix operation located in St. Martin. Based on the net book value of those assets, we recorded an impairment charge in discontinued operations of $0.9 million in the fourth quarter of 2007. See Note 22- Subsequent Events. During the year ended December 31, 2007, we also recorded $0.2 million of impairment charges primarily related to certain assets in our utility operations. The total impairment charge recorded for the year ended December 31, 2007 was $1.1 million.

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

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the year in which the differences are expected to affect taxable income. Subsidiaries located in U.S. possessions and foreign countries file individual income tax returns. U.S. income taxes are not provided on undistributed earnings, which are expected to be permanently reinvested by foreign subsidiaries, unless the earnings can be repatriated in a tax-free or cash-flow neutral manner. In assessing the ability to realize a portion of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. The valuation allowance for deferred tax assets as of December 31, 2007 and December 31, 2006 were $17.8 million and $11.3 million, respectively.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes” and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the year ended December 31, 2007 as a result of implementing FIN 48, or FIN 48-1. The Company does not have any interest and penalties in the statement of operations for the years ended December 31, 2007 and 2006, respectively. The tax years 2004-2007 remain subject to examination by major tax jurisdictions.

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

Derivative Financial Instruments

We do not hold or issue derivative instruments for trading purposes. However, the Amended SPA and Certificate of Designations governing the issuance of our Preferred Stock provide for warrants and a Right to Purchase our Preferred Stock that required it to be bifurcated and separately valued from the host instrument with which they relate. We recognize these derivatives as liabilities on our balance sheet and measure them at their estimated fair value, and recognize changes in their estimated fair value in earnings in the period of change. The Company evaluated the classification of the Warrants in accordance with Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock

(“EITF No. 00-19”), and concluded that the warrants do not meet the criteria under EITF 00-19 for equity classification since there is no limit as to the number of shares that will be issued in a cashless exercise and the Company is economically compelled to deliver registered shares since the maximum liquidating damages is a significant percentage of the proceeds from the issuance of the securities. We valued the warrants and the Right to Purchase at March 6, 2006, their date of issuance, using an appropriate option pricing model (“the Model”). The Model determined an $8.6 million aggregate value for these derivatives and this value was recorded as a derivative instrument liability and classified as current or long term in accordance with respective maturity dates.

On October 20, 2006, pursuant to the terms of the amended SPA, the private placement investors received, in exchange for the Notes, an aggregate of 45,000 shares of Preferred Stock, par value $.10 per share, with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share, adjusted to $6.75 effective on July 13, 2007. Upon the issuance of the Preferred Stock, the following embedded derivatives were identified within the Preferred Stock: i) the ability to convert the Preferred Stock for common stock; ii) the option of the Company to satisfy dividends payable on the Preferred Stock in common stock in lieu of cash; iii) the potential increase in the dividend rate of the Preferred Stock in the event a certain level of net cash proceeds from the sale of our construction and material operation assets are not realized within a specified time frame (referred to as the legacy asset rate adjustment) and (iv) a change in control redemption right. The embedded derivatives within the Preferred Stock were bifurcated and valued as a single compound derivative liability at $0.5 million at the date of issuance. On April 2, 2007, the Company entered into a Forbearance Agreement with respect to the Preferred Stock with some of the institutional investors, which among other amended terms eliminated the legacy rate adjustment and provide for payment of dividends in cash, therefore, at December 31, 2006, the legacy rate adjustment and the dividend put option derivatives were deemed to have zero value. With the filing of an Amended Certificate of Designations with the Secretary of State of Florida on July 13, 2007, the terms of the Forbearance Agreement were superseded. The Company recorded a $3.2 million charge during the quarter ended December 31, 2006 related to the write off of this net derivative asset. We estimated that the embedded derivatives had an estimated fair value of approximately $1.3 million and $4.5 million as of December 31, 2007 and 2006, respectively, of which less than $0.1 million and $0.8 million related to the Warrants, respectively. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock and are re–valued at each balance sheet date with the resulting change in value being recorded as a charge or credit.

At December 31, 2007 and 2006, we have estimated the fair value of these embedded derivatives using the following assumptions:

	2007		2006
	Warrants	Conversion Option	Warrants	Conversion Option
Strike Price	11.925	6.75	11.925	9.54
Market Price	2.67	2.67	5.70	5.70
Volatility	45.00%	45.00%	45.00%	45.00%
Risk Free Rate	3.27%	3.26%	4.82%	4.70%
Expiration Date	3/6/2009	10/20/2012	3/6/2009	10/20/2012

For the year ended December 31, 2007 and 2006, we recognized income of $3.0 million and $4.6 million, respectively, due to the change in the estimated fair value of the embedded derivatives. A 1% change in the volatility factor, which is one of the significant assumptions used in this valuation model, would have less than a $0.1 million impact on the results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for us on January 1, 2008. We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“FASB No. 141(R)”). FASB No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. FASB No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. FASB No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. FASB No. 141(R) is effective for the Company for fiscal 2010. We are currently evaluating the impact that adoption of FASB No. 141(R) will have on our future consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FASB No. 160”).” The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141 (R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). FASB No. 160 will be effective for the Company’s fiscal 2010. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We are currently evaluating the impact that the adoption of FASB No. 160 will have on our future consolidated financial statements.

Related Person Transactions

We have engaged in transactions with some of our directors or employees, and other related persons. See Note 16-Related Person Transactions, to our consolidated financial statements and Item 13 of Part III.

Item 8.	Financial Statements and Supplementary Data

The financial information and the supplementary data required in response to this Item are as follows:

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors

and Stockholders of Devcon International Corp.

and Subsidiaries

We have audited the accompanying consolidated balance sheets of Devcon International Corp. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Devcon International Corp. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Berenfeld Spritzer Shechter & Sheer, LLP
Certified Public Accountants
Fort Lauderdale, Florida
March 26, 2008

Consolidated Balance Sheets

December 31, 2007 and 2006

(Amounts shown in thousands except share and per share data)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,088	$5,015
Accounts receivable, net of allowance for doubtful accounts of $(2,189) and $(2,026), respectively	12,059	18,288
Accounts receivable, related party	—	506
Notes receivable, net of allowance of $(16) and $(1,428), respectively	1,133	2,617
Costs and estimated earnings in excess of billings	—	1,485
Inventories	3,759	4,506
Prepaid expenses	1,284	1,501
Assets held for sale	2,263	844
Other current assets	3,045	5,751

Total current assets	26,631	40,513
Property, plant and equipment:
Land	53	369
Buildings	200	251
Leasehold improvements	1,879	1,759
Equipment	3,422	8,443
Furniture and fixtures	1,049	1,219
Construction in process	499	1,083

Total property, plant and equipment	7,102	13,124
Less accumulated depreciation	(3,006)	(1,842)

Total property, plant and equipment, net	4,096	11,282
Investments in unconsolidated joint ventures and affiliates	266	339
Notes receivable, net of current portion	261	1,926
Customer lists, net of amortization $(40,334) and $(24,367), respectively	55,372	70,788
Goodwill	76,489	76,577
Other intangible assets, net of amortization $(756) and $(425), respectively	2,459	2,790
Deferred customer acquisition costs	10,293	4,971
Other long-term assets	3,918	3,711

Total assets	$179,785	$212,897

See accompanying notes to the consolidated financial statements

Consolidated Balance Sheets (continued)

December 31, 2007 and 2006

(Amounts shown in thousands except share and per share data)

	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade and other	$3,694	$6,664
Accrued expenses and other liabilities	7,281	9,455
Deferred revenue	11,315	10,413
Accrued expense, retirement and severance	815	671
Current installments of long-term debt	48	76
Billings in excess of costs and estimated earnings	—	1,037
Derivative instruments	1,275	4,462

Total current liabilities	24,428	32,778
Long-term debt, excluding current installments	94,440	89,202
Retirement and severance, excluding current portion	2,316	2,716
Long term deferred tax liability	690	5,018
Deferred customer acquisition revenue	12,565	6,889
Other long-term liabilities, excluding current portion	744	703

Total liabilities	$135,183	$137,306
Commitments and contingencies (Note 18)
Series A Convertible Preferred Stock, $1,000 stated value, 10,000,000 shares authorized, 38,000 and 45,000 shares outstanding in 2007 and 2006, respectively	39,397	41,168
Stockholders’ equity:
Common stock, $0.10 par value. Shares authorized 50,000,000, shares issued 6,235,612 in 2007 and 6,033,882 in 2006, shares outstanding 5,949,278 in 2007 and 6,033,848 in 2006	624	603
Additional paid-in capital	27,424	31,845
Retained (deficit) earnings	(20,492)	3,207
Accumulated other comprehensive loss – cumulative translation adjustment	(1,367)	(1,232)
Treasury stock, at cost, 286,334 and 34 shares in 2007 and 2006, respectively	(984)	—

Total stockholders’ equity	5,205	34,423

Total liabilities and stockholders’ equity	$179,785	$212,897

See accompanying notes to the consolidated financial statements

Consolidated Statements of Operations

For Each of the Years in the Two-Year Period Ended December 31, 2007

(Amounts shown in thousands except share and per share data)

	2007	2006
Revenue	$55,792	$53,987
Cost of Sales	24,447	24,627

Gross profit	31,345	29,360
Operating expenses
Selling	4,844	4,969
General & administrative	20,974	21,751
Severance and retirement	161	734
Depreciation and amortization	17,668	18,103

Operating loss	(12,302)	(16,197)
Other income (expense)
Interest expense	(10,572)	(21,361)
Interest income	137	208
Change in fair value of derivative instrument	3,019	4,603
Other	48	(23)

Loss from continuing operations before income taxes	(19,670)	(32,770)
Income tax (benefit) provision	(2,369)	(9,040)

Net loss from continuing operations	(17,301)	(23,730)
(Loss) from discontinued operations, net of income tax (benefit) expense of $(777) and $1,749 for the years ended December 31, 2007 and 2006, respectively	(6,398)	(5,672)

Net loss	$(23,699)	$(29,402)
Preferred dividends	(4,341)	(890)
Accretion of Preferred Stock	(1,310)	(125)

Net loss available for common stockholders	$(29,350)	$(30,417)

Basic (loss) per share:
Continuing operations	$(2.81)	$(3.94)
Discontinued operations	$(1.04)	$(0.94)
Net loss	$(3.85)	$(4.88)
Net loss available for common stockholders	$(4.77)	$(5.05)
Diluted (loss) per share:
Continuing operations	$(2.81)	$(3.94)
Discontinued operations	$(1.04)	$(0.94)
Net loss	$(3.85)	$(4.88)
Net loss available for common stockholders	$(4.77)	$(5.05)
Weighted average number of shares outstanding:
Basic	6,156,898	6,025,777
Diluted	6,156,898	6,025,777

See accompanying notes to the consolidated financial statements

Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss)

For Each of the Years in the Two-Year Period Ended December 31, 2007

(Amounts shown in thousands except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
Balance at January 1, 2006	6,001,922	$600	$31,325	$33,624	$(1,892)	$—	$63,657

Comprehensive (loss)							—
Net (loss)				(29,402)			(29,402)
Currency translation adjustment					660		660

Comprehensive (loss)				(29,402)	660		(28,742)
Exercise of 31,960 stock options	31,960	3	135	—	—	—	138
Accretion of deferred issuance and debt discount costs				(125)			(125)
Accrued dividends on preferred stock				(890)			(890)
Stock based compensation expense			385				385

Balance at December 31, 2006	6,033,882	$603	$31,845	$3,207	$(1,232)	$—	$34,423

Comprehensive (loss)
Net (loss)				(23,699)			(23,699)
Currency translation adjustment					(135)		(135)

Comprehensive (loss)				(23,699)	(135)		(23,834)
Issuance of common stock for payment of preferred stock dividends	132,780	14	756				770
Repurchase of 286,300 shares						(984)	(984)
Accretion of deferred issuance and debt discount costs			(1,310)				(1,310)
Dividends payable			(4,341)				(4,341)
Exercise of stock options	68,950	7	116				123
Stock based compensation expense			358				358

Balance at December 31, 2007	6,235,612	$624	$27,424	$(20,492)	$(1,367)	$(984)	$5,205

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows

For Each of the Years in the Two-Year Period Ended December 31, 2007

(Amounts shown in thousands except share and per share data)

	December 31, 2007	December 31, 2006
Cash flows from operating activities:
Net loss	$(23,699)	$(29,402)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock-based compensation expense	358	385
Depreciation and amortization	17,703	22,751
Deferred income tax (benefit)	(1,946)	(8,517)
Provision for doubtful accounts and notes	(111)	381
Impairment of long lived assets	1,131	3,969
Loss (gain) on sale of property and equipment	180	(2,907)
Minority interest in gain (loss) of consolidated subsidiaries	—	35
Amortization of debt discount	—	8,561
Change in fair value of derivative financial instrument	(3,019)	(4,603)
Loan origination cost amortization	375	719
Loss on sale of disposition of business	262	—
Joint venture loss(earnings)	81	—
Changes in operating assets and liabilities:
Accounts receivable	6,572	680
Accounts receivable – related party	—	(37)
Notes receivable	127	(556)
Notes receivable – related party	—	2,160
Costs and estimated earnings in excess of billings	1,485	561
Costs and estimated earnings in excess of billings, related party	—	20
Inventories	232	(727)
Prepaid expenses and other current assets	89	(456)
Other long-term assets	(5,530)	(2,353)
Accounts payable, accrued expenses and other liabilities	(1,859)	(4,570)
Deferred revenue	902	2,161
Billings in excess of costs and estimated earnings	(1,037)	(168)
Billings in excess of costs and estimated earnings, related party	—	(51)
Other long-term liabilities	4,702	5,112

Net cash (used in) operating activities	$(3,002)	$(6,852)

See accompanying notes to the consolidated financial statements

Consolidated Statements of Cash Flows (Continued)

For Each of the Years in the Two-Year Period Ended December 31, 2007

(Amounts shown in thousands except share and per share data)

	December 31, 2007	December 31, 2006
Cash flows from investing activities:
Purchases of property, plant and equipment	$(2,138)	$(4,135)
Cash used in business acquisition and purchase of customer lists, net of cash acquired	(463)	(66,566)
Proceeds from disposition of property, plant and equipment	423	2,447
Proceeds from disposition of business	5,035	9,733
Payments received on notes related to the sale of assets	1,627	44
Investments in unconsolidated joint ventures	(8)	—

Net cash provided by (used in) investing activities	$4,476	$(58,477)
Cash flows from financing activities:
Proceeds from issuance of common stock	123	139
Repurchase of treasury shares	(983)	—
Proceeds from debt	5,800	83,469
Net borrowing from revolving credit facility	(22)	—
Buyback of warrants	(167)	—
Payment of debt issuance costs	—	(4,240)
Redemption of Preferred Stock	(7,422)	—
Principal payments on debt, related person	—	(1,725)
Principal payments on debt	(568)	(11,873)

Net cash (used in) provided by financing activities	$(3,239)	$65,770
Effect of exchange rate changes on cash	(162)	(60)

Net (decrease) increase in cash and cash equivalents	$(1,927)	$381
Cash and cash equivalents, beginning of year	5,015	4,634

Cash and cash equivalents, end of period	$3,088	$5,015

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,254	$11,114

Cash paid for income taxes	$286	$538

Supplemental non-cash disclosures:
Reduction of note receivable	$1,402	$335

Issuance of common stock in lieu of cash payment of dividends payable related to Preferred Stock	$770	$—

Non-cash preferred dividend	$—	$890

Reclassification of dividends payable in kind to Preferred Stock and accrued dividends charged to additional paid in capital	$3,920	$—

Reclassification of property, plant and equipment to assets held for sale	$2,769	$844

Reclassification from assets held for sale to notes receivable	$233	$—

Reclassification between other assets and current deferred taxes, net	$58	$—

Reclassification of notes receivable to other assets	$525	$—

Accretion of deferred financing costs and debt discount charged to additional paid in capital	$1,310	$—

See accompanying notes to the consolidated financial statements

DEVCON INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD

ENDED DECEMBER 31, 2007

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Devcon International Corp. and its subsidiaries (“the Company”) provides electronic security services and products to residences, financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of government departments and health care and educational facilities. The Company also produces and distributes ready-mix concrete, crushed stone and sand and distributes bagged cement in the Caribbean. On March 21, 2007, the Company completed the sale of fixed assets, inventory and customer lists constituting a majority of the assets of the Company’s construction operations. On March 30, 2007, the Company’s Board of Directors passed a resolution which authorized management to sell the remaining assets of the construction, materials and utilities operations upon such terms and conditions, including price, as management determines to be appropriate. The Board resolution provided the Company’s management with the authority and commitment to establish a plan to sell these assets which are immediately available for sale. The Company has divested of pieces of these segments and continues to diligently work on identifying potential buyers which the Company expects to finalize within one year of the date of the board resolution. Therefore, in accordance with FASB No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets (“FASB No. 144”)”, at December 31, 2007 and 2006, the Company has classified the assets for these discontinued operations as held for sale and the related operations have been treated as discontinued operations for all periods presented.

On January 10, 2008, the Company sold all of the issued and outstanding stock of Societe Des Carrieres de Grand Case (“SCGC”), a quarry and ready-mix operation located in St. Martin, French West Indies. Thus, the remaining non-electronic security operation is Saint Martin Masonry Products, a ready-mix operation located in Sint Maarten, Netherland Antilles. This operation has been treated as a discontinued operation for all periods presented.

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

Revenue for monitoring and maintenance services is recognized monthly as services are provided pursuant to the terms of subscriber contracts, which have prices that are fixed and determinable. The Company assesses the subscriber’s ability to meet the contract terms, including meeting payment obligations, before entering into the contract. Deferred revenue results from customers who are billed for monitoring in advance of the period in which the services are provided, on a monthly, quarterly or annual basis.

The Company follows Staff Accounting Bulletin 104 (SAB 104), which requires the Company to defer certain installation revenue and expenses, primarily equipment, direct labor and direct and incremental sales commissions incurred. The capitalized costs and deferred revenues related to the installation are then amortized over the 10 year life of an average customer relationship, on a straight line basis. If the customer being monitored is disconnected prior to the expiration of the original expected life, the unamortized portion of the deferred installation revenue and related capitalized costs are recognized in the period the disconnection becomes effective. In accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, the security service contracts that include both installation and monitoring services are considered a single unit of accounting. The criteria in EITF 00-21 that the Company does not meet for monitoring services and installation services to be considered separate units of accounting is that the installation service to customers has no standalone value. The installation service alone is not functional to customers without the monitoring service.

Revenue for installation services, for which no monitoring contract is connected, is recognized at the time the installation is completed.

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

Inventories are primarily electronic sensors, wire and control panels (“component parts”) purchased from independent suppliers. The inventories of component parts are valued using a standard cost method to value inventory which approximates the first-in first-out cost method. If the installation of security systems will have future recurring revenue, the costs to install are deferred and included in work in process inventory. When the installation is complete, the deferred installation costs are capitalized and included in other current and long term assets accordingly. The capitalized installation costs are then amortized over the life of an average customer contract life or 10 years. If the site being monitored is disconnected prior to completion of the original expected life, the unamortized portion of the deferred installation and direct costs to acquire are expensed.

(h)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful life of each asset. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

Useful lives or lease terms for each asset type are summarized below:

Buildings	15 - 30 years
Leasehold improvements	3 - 30 years
Equipment	3 - 20 years
Furniture and fixtures	3 - 10 years

Depreciation expense was $1.4 million and $1.5 million, for 2007 and 2006, respectively, excluding discontinued operations.

(i)	IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

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

Assets with a carrying value of $60.1 million held and used by the Company at December 31, 2007, including property, plant and equipment and amortizable intangible assets, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test is performed based on assumptions concerning the amount and timing of estimated future cash flows reflecting varying degrees of perceived risk. Impairments to long-lived assets to be disposed of are recorded based upon the fair value of the applicable assets. Since judgment is involved in determining the fair value and useful lives of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated. Management believes that a one percent change in any material underlying assumptions would not by itself result in the need to impair an asset.

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. See Note 4 – Impairment of Long-Lived Assets.

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

Customer accounts are tested on a periodic basis or as circumstances warrant. Factors we consider important that could trigger an impairment review include the following:

•	High levels of customer attrition;

•	Continuing recurring losses above our expectations; and

•	Adverse regulatory rulings

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

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Goodwill and indefinite-lived intangible assets relate to the Company’s electronic security services segment and are assessed for impairment annually on June 30th and, more frequently, if a triggering event occurs utilizing a valuation study. In performing this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill impairment. Since judgment is involved in performing goodwill valuation analyses, there is a risk that the carrying value of our goodwill may be overstated or understated. As of June 30, 2007, the Company was not aware of any items or events that would cause it to adjust the recorded value of goodwill for impairment. Based upon the assessment performed as of June 30, 2007, the estimated fair value of the reporting unit exceeded its carrying amount by approximately $12.3 million.

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

As of December 31, 2007 the Company was not aware of any items or events that would cause us to adjust the recorded value of goodwill for impairment. Based upon the most recent assessment as of December 31, 2007, the estimated fair value of the reporting unit exceeded its carrying amount by approximately $22.2 million. Management believes the most significant assumption which would have an effect on the estimated fair value of goodwill is the long-term attrition rate after considering customer price increases, the growth rates and the discount rate. The long-term projected customer account growth rate, attrition rate and discount rates that were used to arrive at the fair value calculation were approximately 10.0%, (8.0%) and 12%, respectively. The Company estimates that a one percentage point increase in these long-term projected assumptions would impact the fair value of the reporting unit as follows (000s):

	Change in assumption
	1%	2%	3%
Growth Rate	$13,577	$31,244	$55,104
Attrition Rate	$(14,776)	$(26,732)	$(36,602)
Discount Rate	$(13,534)	$(24,568)	$(33,743)

(k)	FOREIGN CURRENCY TRANSLATION

As of December 31, 2007 all foreign subsidiaries have been classified as discontinued operations and their related foreign currency translation adjustments are included in net loss for discontinued operations within the Statement of Operations in the accompanying consolidated financial statements. All balances denominated in foreign currencies are revalued at year-end rates to the respective functional currency of each subsidiary. For the subsidiary with a functional currency other than the U.S. dollar, assets and liabilities have been translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated into U.S. dollars at average exchange rates during the period. The translation adjustment increased (decreased) equity by $(0.1) million and $0.7 million at December 31, 2007 and 2006, respectively. Gains or losses on foreign currency transactions are reflected in the net loss of the respective periods. The income (expense) recorded in discontinued operations was $0.3 million and $0.2 million, in 2007 and 2006, respectively.

The Company does not record a foreign exchange loss or gain on long-term inter-company debt for its subsidiaries. This gain or loss is deferred and combined with the translation adjustment of said subsidiary. If and when the debt is paid, in part or whole, the deferred loss or gain will be realized and will affect the result of the respective period.

(l)	(LOSS) INCOME PER SHARE

The Company computes (loss) income per share in accordance with the provisions of SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting basic and diluted income per share. Basic (loss) income per share is computed by dividing net (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted (loss) income per share is computed assuming the exercise of stock options under the treasury stock method and the related income tax effects, if not anti-dilutive. For loss periods, common share equivalents are excluded from the calculation, as their effect would be anti-dilutive. See Note 11, Capital Stock for the computation of basic and diluted number of shares.

(m)	INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company and certain of its domestic subsidiaries file consolidated federal and state income tax returns. Subsidiaries located in U.S. possessions and foreign countries file individual income tax returns. U.S. income taxes are not provided on undistributed earnings, which are expected to be permanently reinvested by foreign subsidiaries, unless the earnings can be repatriated in a tax-free or cash-flow neutral manner. The Company does not have any undistributed earnings for which a deferred tax liability has not been recognized. Under APB 23, “Accounting for Income Taxes – Special Areas”, a deferred tax liability is not recognized for any excess of financial statement carrying amount over the tax basis of an investment in the stock of a foreign subsidiary that is essentially permanent in duration since the indefinite criteria is met. A deferred tax liability is not recognized for undistributed foreign earnings that are or will be invested in a foreign entity indefinitely. In assessing the ability to realize a portion of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. The valuation allowance for deferred tax assets as of December 31, 2007 and 2006 was $17.8 million and $11.3 million, respectively.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes” and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. In connection with the adoption of FIN No. 48, the Company analyzed the filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on the Company’s condensed consolidated financial statements upon adoption of FIN No. 48 on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the year ended December 31, 2007 as a result of implementing FIN 48, or FSP FIN 48-1. In accordance with

FIN 48, the Company adopted the policy of recognizing penalties in selling, general and administrative expenses and interest, if any, related to unrecognized tax positions as income tax expense. The tax years 2004-2007 remain subject to examination by major tax jurisdictions.

(n)	USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

(o)	CAPITALIZED SOFTWARE

The Company accounts for internal-use software development costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Cost of Software Developed or Obtained for Internal Use”, or SOP 98-1. SOP 98-1 specifies that software costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use is charged to technology development expense as incurred until the project enters the application development phase. Costs incurred in the application development phase are capitalized and will be depreciated using the straight-line method over an estimated useful life of three years, beginning when the software is ready for use. During the years ended December 31, 2007 and 2006 the amounts capitalized were insignificant.

(p)	STOCK OPTION PLANS

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

The Company granted 215,000 and 299,000 stock options in 2007 and 2006, respectively. The per share weighted-average fair value of stock options granted during 2007 and 2006 was $1.76 and $2.15, respectively, on the grant date, using the Black Scholes option-pricing model with the following assumptions:

	2007	2006
Expected dividend yield	—	—
Expected price volatility	41.80-53.69%	41.30%
Risk-free interest rate	4.35-5.07%	5.10%
Expected life of options	4-6 years	4 years

During 2007 and 2006, the Company determined compensation cost based on fair value at the grant date for stock options under SFAS 123R. Such compensation cost is included in the 2007 and 2006 results of operations in the accompanying consolidated financial statements. See Note 12, Stock Option Plans.

(q)	RECLASSIFICATIONS

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between periods presented.

In March 2006, the Company sold its outstanding common shares of Antigua Masonry Products, Ltd., a subsidiary, the business of which constituted all of the Company’s materials business in Antigua and Barbuda. In May 2006, the Company sold its fixed assets and substantially the entire inventory of its joint venture assets of Puerto Rico Crushing Company. In March 2007, the Company completed the sale of fixed assets inventory and customer lists constituting a majority of the assets of the Company’s construction operation. In addition, in March 2007, the Company’s Board of Directors passed a resolution which would authorize management to sell the remaining assets of the construction, materials and utilities operations upon such terms and conditions, including price, as management determines to be appropriate. The Board resolution has provided the Company’s management with the authority and commitment to establish a plan to sell these assets which are immediately available for sale. The Company has divested of pieces of these segments and continues to diligently work on identifying potential buyers which the Company expects to finalize within one year of the date of the board resolution. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of these operations have been reclassified from continuing to discontinued operations for all years presented in the accompanying Consolidated Statements of Operations, as well as Note 3 of the Notes to the Consolidated Financial Statements.

(r)	LEASES

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

(s)	ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising expenses totaled $0.5 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively.

(t)	RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective on January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“FASB No. 141(R)”). FASB No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. FASB No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. FASB No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. FASB No. 141(R) is effective for the Company for fiscal 2010. The Company is currently evaluating the impact that the adoption of FASB No. 141(R) will have on its future consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FASB No. 160”).” The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141 (R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). FASB No. 160 will be effective for the Company’s fiscal 2010. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently evaluating the impact that the adoption of FASB No. 160 will have on its future consolidated financial statements

(2)	ACQUISITIONS

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

In order to finance the acquisition of Guardian, the Company increased the amount of cash available under its CapitalSource Revolving Credit Facility from $70 million to $100 million and used $35.6 million under this facility, together with the net proceeds from the issuance of notes and warrants, and purchased Guardian and repaid the $8 million CapitalSource Bridge Loan. The Company issued to certain investors, under the terms of a SPA, dated as of February 10, 2006, an aggregate principal amount of $45 million of notes along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share. On October 20, 2006, the notes were exchanged for Preferred Stock.

The Company recorded the acquisition using the purchase method of accounting. The purchase price allocation was based upon a valuation study as to fair value. Additionally, the purchase price allocation reflects adjustments from the acquisition date that resulted from information subsequently obtained to estimate the fair value of the acquired assets and liabilities. Through December 31, 2006, the net effect of those adjustments was $2.9 million additional value allocated to Goodwill, primarily related to the estimated value of deferred tax liabilities. Results of operations included for the acquisition are for the period March 6, 2006 to December 31, 2006.

The purchase price allocation is as follows:

(dollars in thousands)
Cash	$930
Accounts receivable	2,377
Inventory	1,376
Other assets	135
Net fixed assets	1,097
Customer contracts	14,000
Customer relationships	30,000
Trade name	1,400
Accounts payable and other liabilities	(3,511)
Deferred revenue	(2,782)
Deferred tax liability	(11,018)
Goodwill	32,522

Total Purchase Price Allocation	$66,526

Acquired deferred revenue results from customers who are billed for monitoring in advance of the period in which the services are provided, on a monthly, quarterly or annual basis. This deferred revenue would be recognized as monitoring and maintenance services are provided pursuant to the terms of subscriber contracts.

The following table shows the condensed consolidated results of continuing operations of the Company and Guardian, as though this acquisition had been completed at the beginning of 2006:

2006
Revenue	$59,033
Net loss	$(28,984)
Loss per common share – basic	$(4.81)
Loss per common share – diluted	$(4.81)
Weighted average shares outstanding:
Basic	6,025,777
Diluted	6,025,777

(3)	DISCONTINUED OPERATIONS

In March 2007, the Company’s Board of Directors passed a resolution which would authorize management to sell the remaining assets of the construction, materials and utilities operations upon such terms and conditions, including price, as management determines to be appropriate. The Board resolution provided the Company’s management with the authority and commitment to establish a plan to sell these assets, some of which have been sold with the remaining assets being immediately available for sale. The Company is seeking to identify potential buyers which we expect to finalize within one year of the date of the board resolution. Therefore, in accordance with FASB No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets (“FASB No. 144”)”, as of December 31, 2007, the Company has classified the related assets as held for sale and the related operations have been treated as discontinued operations for all periods presented.

On March 21, 2007, the Company completed the transactions contemplated by a certain Asset Purchase Agreement, dated as of March 12, 2007 (“Asset Purchase Agreement”), by and between the Company and BitMar Ltd., a Turks and Caicos corporation and successor-in-interest to Tiger Oil, Inc., a Florida corporation (“Purchaser”), consisting of the sale of fixed assets, inventory and customer lists constituting a majority of the assets of the Company’s construction operations (“Construction Operations”), for approximately $5.3 million, subject to a holdback of $525,000 to be retained for resolution of certain indemnification matters in the form of a non-negotiable promissory note bearing a term of 120 days. The promissory note was applied to reduce amounts the Company owed to the Purchaser. The Company retained working capital of $8.0 million, including approximately $1.7 million in notes receivable, as of March 31, 2007. The majority of the Company’s leasehold interests were retained by the Company with the Purchaser assuming only the Company’s shop location in Deerfield Beach, Florida and entering into a 90-day sublease of the headquarters of the Construction Operations also located in Deerfield Beach, Florida. As of June 27, 2007, the Company has entered into an extended sublease agreement beyond the original 90 day period with the Purchaser. In addition, the Company entered into a three-year noncompetition agreement under the terms of which the Company agreed not to engage in business competitive with that of the Construction Operations in any country, territory or other area bordering the Caribbean Sea and the Atlantic Ocean (“Territory”), excluding any production and distribution of ready-mix concrete, crushed stone, sand, concrete block, asphalt and bagged cement throughout the Territory and also agreed to other standard provisions concerning the non-solicitation of customers and employees of the Construction Operations. In addition, Seller and Purchaser entered into a Transition Services Agreement under the terms of which, Seller agreed to make available certain of Seller’s employees and independent contractors and other non-employees to assist Purchaser with the execution of the Construction Operations through September 16, 2007. As of December 31, 2007, the Transition Services Agreement was terminated.

As a result of this transaction, in the fourth quarter of 2006, the Company recognized an impairment charge on the construction assets of approximately $2.8 million. An additional loss on the sale of these assets of $0.3 million was recorded during the year ended December 31, 2007 upon final transfer of assets to the Purchaser. The Company established an accrued liability of $0.2 million for the Deerfield lease in accordance with FASB No. 146 “Accounting for Costs Associated with Exit or Disposal Activities (“FASB No. 146”).” At December 31, 2007, the related unpaid balance was $0.2 million. This accrued liability is included in other long term liabilities in the accompanying consolidated balance sheet and was charged to discontinued operations. The Company also accrued employee severance and retention costs in accordance with FASB No. 146. This amounted to $0.8 million and the severance portion was included in accrued expense, retirement and severance and the payroll related benefits were included in accrued expenses and other liabilities. All of these amounts were charged to discontinued operations. The Company accrued an additional $0.4 million which comprised of costs associated with additional contingencies, unanticipated jurisdictional employment requirements, and costs associated with closure of certain plant facilities. For the year ended December 31, 2007, the Company made payments of $1.1 million related to these charges. At December 31, 2007, the related unpaid severance balance amounted to $0.1 million.

As of February 28, 2007 the Purchaser assumed performance of the contracts transferred pursuant to the sale agreement, (i.e., all rights, benefits, duties and obligations for work performed after this date become the responsibility of the Purchaser). The Company continued to recognize revenue of these contracts during this interim period. In these cases the Purchaser performed as a subcontractor, for which the Purchaser indemnified the Company from any new contract completion risks relating to these contracts. At December 31, 2007, the Company had an amount payable to the Purchaser of $0.5 million related to a project which was completed by the Purchaser.

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

On May 2, 2006, the Company sold its fixed assets and substantially all the inventory of Puerto Rico Crushing Company (“PRCC”) in a sale agreement with Mr. Jose Criado, through a company controlled by Mr. Criado. As part of the sale, Mr. Criado assumed substantially all employee-related severance costs and liabilities arising from the lease agreement (including reclamation and leveling) for the quarry land for a purchase price of $700,000 in cash and a two-year 5% note in an amount equal to the value of inventory as of the closing date, which was $27,955.

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

The accompanying Consolidated Statements of Operations for all years presented have been adjusted to classify all non-electronic security services operations as discontinued operations. Selected statement of operations data for the Company’s discontinued operations is as follows:

	December 31,
	2007	2006
Total Revenue	$21,260	$55,165
Pre-tax (loss) from discontinued operations	(6,810)	(4,220)
Pre-tax (loss) gain on disposal of discontinued operations	(365)	297

(Loss) before income taxes	(7,175)	(3,923)
Income tax provision (benefit)	(777)	1,749

(Loss) from discontinued operations, net of tax	$(6,398)	$(5,672)

A summary of the total assets of discontinued operations included in the accompanying consolidated balance sheet is as follows:

	(dollars in thousands)
	December 31, 2007	December 31, 2006
Cash	$521	$1,953
Accounts receivable, net of allowance	4,253	8,416
Notes receivable, net	1,269	2,162
Inventory	592	1,730
Other assets	526	5,761
Assets held for sale	2,263	757
Property and equipment, net	—	8,333

Total assets	$9,424	$29,112

(4)	IMPAIRMENT OF LONG-LIVED ASSETS

In 2007, the Company evaluated and analyzed both the continuing and discontinued operations in accordance with SFAS 144. While the Company does not believe an impairment charge is necessary for the continuing operations, the Company entered into certain transactions that indicated that certain of the discontinued operations were impaired. On January 10, 2008, the Company sold 100% of the issued and outstanding stock of SCGC, a quarry and ready-mix operation located in St. Martin . Based on the net book value of those assets, an impairment charge was recorded in discontinued operations of $0.9 million in the fourth quarter of 2007. See Note 22- Subsequent Events. During the year ended December 31, 2007, the Company also recorded $0.2 million of impairment charges primarily related to certain assets in the utility operations. The total impairment charge recorded for the year ended December 31, 2007 was $1.1 million.

In 2006, the Company evaluated and analyzed its operations in accordance with SFAS No. 144. This analysis, coupled with certain transactions entered into, indicated that certain operating units were impaired. In the fourth quarter of 2006, the Company sold construction equipment for less than the carrying value of the equipment resulting in an impairment charge, recorded in the third quarter of 2006, of $0.4 million. Subsequent to December 31, 2006, the Company entered into an agreement to sell the joint venture operations and the assets of DevMat and, in anticipation of this sale, the Company recorded an impairment charge of $0.7 million in the fourth quarter of 2006. In March 2007, the Company sold construction assets and, based on the net book value of those assets, recorded an impairment charge of $2.8 million in the fourth quarter of 2006. The cash flow unit and impairment charge recorded in 2006 were as follows:

Impairment Charges in 2006

(dollars in thousands)
Description of Cash Flow Unit	Impairment Charge
Construction equipment	$389
Construction housing project – Sint Maarten	112
DevMat joint venture operations	680
Construction assets	2,788

Total 2006 Asset Impairment Charge	$3,969

(5)	RECEIVABLES

Accounts receivable consist of the following:

	(dollars in thousands)
	December 31,
	2007	2006
Materials division trade accounts	$708	$1,790
Construction division trade accounts receivable, including retainage	3,335	6,579
Construction division trade accounts, including retainage, related person	—	506
Security division trade accounts	8,824	10,721
Due from sellers and other receivables	1,381	1,214
Due from employees	—	10

	14,248	20,820
Allowance for doubtful accounts	(2,189)	(2,026)

Total accounts receivable, net	$12,059	$18,794

	(dollars in thousands)
	2007	2006
Allowance for doubtful accounts:
Beginning balance	$2,026	$1,785
Allowance charged to operations, net	2,326	1,120
Allowance obtained through acquisitions	—	222
Allowance eliminated with divestitures	—	(550)
Direct write-downs charged to the allowance	(2,163)	(551)

Ending balance	$2,189	$2,026

Notes receivable, net consists of the following:

	(dollars in thousands)
	December 31,
	2007	2006
Unsecured promissory notes receivable with varying terms and maturity dates through 2009, (interest rates at prime plus 2%)	$1,385	$1,403
Notes receivable with varying terms and maturity dates through 2013, secured by property or equipment, (interest rates between 8% and 11%)	9	609
Unsecured promissory note related to customer receivable	—	19
Unsecured promissory note receivable bearing interest at 5.0% due in installments through 2008	—	1,971
Unsecured note bearing interest at 2.0 % over the prime rate, due in monthly installments through 2007 (interest rates between 7.25% and 8.15%)	—	541

Trade notes receivable, net	$1,394	$4,543

(6)	INVENTORIES

Inventories consist of the following:

	(dollars in thousands)
	December 31,
	2007	2006
Security Services Inventory — component parts	$1,703	$1,800
Security Services Work in Process	1,464	976
Aggregates and Sand	139	890
Block, Cement and Material Supplies	429	807
Other	24	33

	$3,759	$4,506

(7)	INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consists of the following as of December 31, 2007 and December 31, 2006:

	(dollars in thousands)
	Goodwill	Customer Lists and Relationships	Other	Total
Beginning balance, net, January 1, 2006	$48,019	$46,050	$1,724	$95,793
Acquisition of businesses	32,434	44,000	1,400	77,834
Purchase price adjustment	(2,865)	—	—	(2,865)
Purchased from third parties	—	698	—	698
Less disposition of cancelled customer accounts	—	(7,040)	—	(7,040)
Less sale of customer accounts	(1,011)	(3,331)	—	(4,342)

Ending balance, December 31, 2006	76,577	80,377	3,124	160,078
Less accumulated amortization	—	(9,589)	(334)	(9,923)

Ending balance, net, December 31, 2006	76,577	70,788	2,790	150,155
Purchase price adjustment	(88)	—	—	(88)
Purchased from third parties	—	551	—	551
Less customer accounts	—	(6,154)	—	(6,154)

Ending balance, December 31, 2007	76,489	65,185	2,790	144,464
Less accumulated amortization	—	(9,813)	(331)	(10,144)

Ending balance, net, December 31, 2007	$76,489	$55,372	$2,459	$134,320

Included in the other category is $1.9 million of trademark intangible assets with infinite lives and therefore not amortizable. Amortization expense was $16.3 million and $17.7 million for the years ended December 31, 2007 and 2006, respectively.

The table below presents the weighted average life in years of the Company’s intangible assets.

	2007		2006
	(Amount in years)
Goodwill	(a	)	(a	)
Customer accounts	10		10
Other	1.7		2.3

Weighted average	9.7		9.9

(a)	Goodwill is not amortized but, along with all other intangible assets, is reviewed for possible impairment each year at June 30 or when indicators of impairment exist.

The table below reflects the estimated aggregate amortization for non-compete agreements and customer account amortization for each of the five succeeding years on the Company’s existing customer account base as of December 31, 2007 (dollars in thousands).

	(dollars in thousands)
	2008	2009	2010	2011	2012	After
Aggregate amortization expense	$9,771	$9,600	$6,599	$5,218	$5,218	$19,565

(8)	DEBT

Debt consists of the following:

	(in thousands)
	December 31,
	2007	2006
Installment notes payable in monthly installments through 2008, bearing interest at a weighted average rate of 6.7% and secured by equipment with a carrying value of approximately $250,000	$68	$158
Secured note payable due September 25, 2010, bearing interest at the LIBOR rate plus a margin ranging from 3.75% to 5.75%	94,420	89,120

Total debt outstanding	$94,488	$89,278
Total current maturities on long-term debt	$48	$76

Total long-term debt excluding current maturities	$94,440	$89,202

On February 10, 2006, the Company issued to certain investors, under the terms of the SPA, an aggregate principal amount of $45 million of notes (the “Notes”) along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share. In order to finance the acquisition of Guardian, which took place on March 6, 2006, the Company increased the amount of cash available under its credit agreement (‘Credit Agreement”) with CapitalSource Finance LLC (“CapitalSource”) from $70.0 million to $100.0 million and used $35.6 million under this facility together with the net proceeds from the issuance of the notes and warrants to purchase Guardian and repay the $8.0 million CapitalSource Bridge Loan Agreement. The Borrowers agreed to secure all of their obligations under the loan documents relating to the Credit Agreement by granting to Agent, for the benefit of Agent and Lenders, a security interest in and second priority perfected lien on (1) substantially all of their existing and after-acquired personal and real property and (2) all capital stock owned by each Borrower of each other Borrower.

The Credit Agreement contains a number of non-financial covenants imposing restrictions on the Company’s electronic security services operation’s ability to, among other things, i) incur more debt, ii) pay dividends, redeem or repurchase stock or make other distributions or impair the ability of any subsidiary to make such payments to the borrower; iii) use assets as security in other transactions, iv) merge or consolidate with others or v) guarantee obligations of others The Credit Agreement also contains financial covenants that require the Company’s subsidiaries which comprise the electronic security services to meet a number of financial ratios and tests. Failure to comply with the obligations in the Credit Agreement could result in an event of default, which, if not cured or waived, could permit acceleration of this indebtedness or of other indebtedness, allowing senior lenders to foreclose on the Company’s electronic security services assets.

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

On May 10, 2007, the Company received a fourth amendment to the Credit Agreement which amended the fixed charge coverage ratio calculation from using interest paid in cash to accrued interest. On September 25, 2007, certain subsidiaries (the “Borrowers”) of the Company entered into a Consent and Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement with CapitalSource). The Fifth Amendment to the Credit Agreement dated September 25, 2007, increased the total commitment to $105.0 million from $100.0 million (with the Borrowers having the ability to increase this commitment further to $125.0 million), extended the maturity date of the Credit Agreement to September 25, 2010, increased the Maximum Leverage Ratio to 28.0x, amended Minimum Fixed Charge Coverage Ratio to be 1.25 to 1.0 after June 30, 2008, and certain financial and other covenants provided therein. The Company incurred debt issuance costs amounting to $0.7 million related to the execution of the Fifth Amendment. These debt issuance costs are being amortized over the term of the loan using the effective interest rate method. At December 31, 2007 and 2006, the unamortized balance of these debt issuance costs amounted to $1.0 million and $0.7 million, respectively. The Company’s effective interest rate at December 31, 2007 and 2006 was 10.8% and 11.6%, respectively.

At December 31, 2007, the Company had $10.6 million of unused facility under the Credit Agreement and zero borrowing capacity as the Company was not in compliance with the debt covenant requirements at December 31, 2007, specifically the required attrition ratio. On March 14, 2008, the Company amended the terms and conditions of its Credit Agreement (“Waiver and Sixth Amendment”) which included a waiver of noncompliance matters to the extent that the noncompliance matters constituted a default or an event of default under the Credit Agreement at December 31, 2007. See Note 22 – Subsequent Events.

At December 31, 2006, the Company had a $0.2 million line of credit with a bank in Sint Maarten. No amounts were outstanding under this line of credit as of December 31, 2007 or 2006.

The total maturities of all debt subsequent to December 31, 2007 are as follows:

2008	$48
2009	20
2010	94,420
2011	—
2012	—
Thereafter	—

$94,488

(9)	Preferred Stock

On February 10, 2006, the Company issued to certain investors, under the terms of the SPA, the Notes along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share.

On October 20, 2006, pursuant to the terms of the SPA, the private placement investors received, in exchange for the Notes, an aggregate of 45,000 shares of Preferred Stock, par value $0.10 per share with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share for each share of Preferred Stock. On July 13, 2007, the conversion price was adjusted to $6.75. See further discussion below.

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

The Preferred Stock was issued at a discount of $0.5 million on October 20, 2006. The Company is amortizing the discount over the term of the Preferred Stock using the effective interest rate method. For the year ended December 31, 2007 and 2006, the amortization of the discount on the Preferred Stock amounted to $0.2 million and less than $0.1 million, respectively, and was charged to net loss available to common shareholders. The accretion amount charged for the year ended December 31, 2007 includes $0.1 million of unamortized discount written off related to the pro-rata portion of the Preferred Stock that was redeemed in September 2007. See further discussion below.

The Preferred Stock is classified outside stockholder’s equity as it may be mandatorily redeemable at the option of the holder or upon the occurrence of an event that is not solely within the control of the Company. Any preferred dividends as well as the accretion of the $0.5 million discount are deducted from net income (loss) available to common shareholders. In connection with entering into the Notes, Warrants and Preferred Stock arrangements, the Company paid fees totaling $3.9 million. These fees were accounted for as deferred financing costs and are amortized on a straight line basis over 4.0 years. Through October 20, 2006 (date of the exchange of the Notes), the Company amortized approximately $0.5 million of these costs and was charged to interest expense. The Preferred Stock is accreted to its liquidation value based on the effective interest method over the period to the earliest redemption date. The accretion of the deferred issuance costs was charged to retained earnings (if a deficit balance then the charge is to additional paid-in capital). For the year ended December 31, 2007 and 2006, approximately $1.1 million and $0.1 million of amortization of deferred issuance costs was charged to retained earnings and deducted from net loss available to common shareholders. The accretion amount charged for the year ended December 31, 2007 includes $0.4 million of unamortized deferred issuance costs written off related to the pro-rata portion of the Preferred Stock that was redeemed in September 2007. See further discussion below. The unamortized balance of deferred financing costs at December 31, 2007 and 2006, amounted to $2.2 million and $3.3 million, respectively, and are recorded as a reduction of the carrying value of the Preferred Stock in the accompanying consolidated balance sheet. In addition, it was determined that the Preferred Stock has several embedded derivatives that met the requirements for bifurcation at the date of issuance. (See Note 10, Derivative Instruments.)

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

On June 29, 2007, the Company’s shareholders approved the Amended and Restated Certificate of Designations at the Company’s annual shareholder meeting. The Company filed the Amended Certificate of Designations with the Secretary of State of Florida on July 13, 2007, effective as of such date. In connection with the filing of the Amended Certificate of Designations, the Company and the parties to the Forbearance Agreements entered into the Amended SPA and the Amended and Restated Registration Rights Agreement. The Amended SPA contains terms similar to the original SPA entered into among the parties on February 10, 2006, except that one holder agreed to sell back to the Company warrants to purchase 1,284,067 shares of the Company’s common stock, and the parties thereto acknowledged and agreed that the Company’s dividend payment obligations with respect to the Preferred Stock accruing prior to the Closing date (July 13, 2007) of the Amended SPA have been satisfied by adding such dividends to the Stated Value of the shares of Preferred Stock. Thus, the Company now has the option of paying the dividends in-kind and not to deplete cash resources for these dividend payments. At December 31, 2006, the Company accrued $0.9 million of dividends payable which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheet. This amount was charged to net loss available to common shareholders for the year ended December 31, 2006. For the year ended December 31, 2007, $4.3 million of dividends payable were declared from and charged to additional paid-in capital and deducted from net loss available for common shareholders. Of the $4.3 million of dividends payable, $3.9 million were accreted to the stated value of the Preferred Stock. The difference of $0.4 million dividends were paid in cash to an investor in connection with the lawsuit discussed below.

On September 28, 2007, the Company redeemed 7,000 shares of the Company’s Preferred Stock at $1,000 stated value per share, in connection with previously disclosed settlement arrangements the Company had entered into to settle all claims set forth in the lawsuit (the “Lawsuit”) disclosed under the Caption “Series A Convertible Preferred Stockholder” in “Item 3—Legal Proceedings”, the total amount paid by the Company upon redemption of the shares was $7.4 million, which included accrued dividends since January 1, 2007.

In connection with the redemption of the Preferred Stock, for the year ended December 31, 2007, the Company charged to additional paid-in-capital $0.4 million of unamortized deferred issuance costs and $0.1 million of unamortized discount related to the pro-rata portion of the Preferred Stock. The carrying value of the Preferred Stock at December 31, 2007 and 2006, was $39.4 million and $41.2 million, respectively.

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

On October 20, 2006, pursuant to the terms of the SPA, the private placement investors received, in exchange for the Notes, an aggregate of 45,000 shares of Preferred Stock, par value $.10 per share, with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share. On July 13, 2007, the conversion price was adjusted to $6.75. (See Note 9, Preferred Stock). Upon the issuance of the Preferred Stock, the following embedded derivatives were identified within the Preferred Stock: i) the ability to convert the Preferred Stock for common stock; ii) the option of the Company to satisfy dividends payable on the Preferred Stock in common stock in lieu of cash (dividend put option); iii) the potential increase in the dividend rate of the Preferred Stock in the event a certain level of net cash proceeds from the sale of our construction and material operation assets are not realized within a specified time frame (referred to as the legacy asset rate adjustment) and (iv) a change in control redemption right. The embedded derivatives within the Preferred Stock were bifurcated and valued as a single compound derivative liability at $0.5 million at the date of issuance. On April 2, 2007, the Company entered into a Forbearance Agreement with respect to the Preferred Stock with some of the institutional investors, which among other amended terms eliminated the legacy rate adjustment and provided for payment of dividends in cash, therefore, at December 31, 2006, the legacy rate adjustment and the dividend put option derivatives were deemed to have zero value. The Company recorded a $3.2 million charge, during the year ended December 31, 2006, related to the write off of this net derivative asset.

As indicated in Note 9-Preferred Stock, effective July 13, 2007, the Company entered into an Amended SPA which contained terms similar to the original SPA entered into among the parties on February 10, 2006, except that one holder agreed to sell back to the Company warrants to purchase 1,284,067 shares of the Company’s common stock. The Company purchased back the warrants at fair value which was determined to be $0.2 million. At December 31, 2007, the derivative liability was adjusted accordingly.

The Model assumptions for the estimated fair valuation of the Warrants and the remaining embedded derivatives at December 31, 2007 and 2006 were an average risk free rate of 3.27% and 4.65%, respectively, and volatility for the Company’s common stock of 45% and 45%, respectively. For the years ended December 31, 2007 and 2006, a benefit of $3.0 million and $0.5 million, respectively, was recorded with respect to the re-valuation of these derivative liabilities and warrants. A total aggregate benefit of $4.6 million was recorded with respect to the valuation of all derivatives and warrants for the year ended December 31, 2006. At December 31, 2007 and 2006, the derivative liability amounted to $1.3 million and $4.5 million, respectively, of which $1.3 million and $3.7 million, respectively, related to the conversion feature of the preferred stock and less than $0.1 million and $0.8 million, respectively, related to the Warrants.

The following table summarizes the activity for each derivative instrument for the years ended December 31, 2007 and 2006, respectively.

	Derivative (Income) Expense	Warrants	Conversion option	Dividend put options	Legacy asset rate adjustment	Right to Purchase
Fair value of derivatives at March 6, 2007	$—	$(4,817,561)	$—	$—	$—	$(3,744,434)
Fair value adjustments prior to exchange of Notes	(7,305,683)	3,561,249	—	—	—	3,744,434
Exchange of Notes at October 20, 2006	—	—	(3,715,016)	3,918,602	(706,126)	—
Fair value adjustments post exchange of Notes	2,702,587	502,294	7,595	(3,918,602)	706,126	—

Balances at December 31, 2006 and for the twelve months then ended	$(4,603,096)	$(754,018)	$(3,707,421)	$—	$—	$—

Fair value of derivatives at January 1, 2007	$—	$(754,018)	$(3,707,421)	$—	$—	$—
Buyback of Investor warrants	—	166,929	—	—	—	—
Fair value adjustments for the year ended December 31, 2007	3,019,308	586,708	2,432,600	—	—	—

Balances at December 31, 2007 and for the twelve months then ended	$(3,019,308)	$(381)	$(1,274,821)	$—	$—	$—

(11)	CAPITAL STOCK

On July 24, 2007, the Company’s Board of Directors approved the repurchase of up to $5.0 million of its common stock between July 24, 2007 and December 31, 2008. At December 31, 2007, the Company had repurchased 263,800 shares for a total cost of $1.0 million. The Company accounts for the repurchase of shares at cost.

The following table sets forth the computation of basic and diluted share data:

	2007	2006
Common stock:
Weighted average number of shares outstanding – basic	6,156,898	6,025,777
Effect of dilutive securities:
Options and Warrants	—	—

Weighted average number of shares outstanding – diluted	6,156,898	6,025,777

Options and Warrants not included above (anti-dilutive)	9,981,826	6,118,411
Shares outstanding:
Beginning outstanding shares	6,033,848	6,001,888
Issuance of shares	201,730	31,960
Repurchase of shares	(286,300)	—

Ending outstanding shares	5,949,278	6,033,848

	2007	2006
Preferred stock:
Beginning outstanding shares	45,000	—
Issuance of shares	—	45,000
Redemption of shares	(7,000)	—

Ending outstanding shares	38,000	45,000

(12)	STOCK OPTION PLANS

The Company adopted stock option plans for officers and employees in 1986, 1992 and 1999, and amended the 1999 plan in 2003. While each plan terminated 10 years after the adoption date, issued options have their own schedule of termination.

On September 22, 2006, the Company’s board of directors adopted the Devcon International Corp. 2006 Incentive Compensation Plan (“2006 Plan”). The terms of the 2006 plan provide for grants of stock options, stock appreciation rights or SARs, restricted stock, preferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. The purpose of the 2006 plan is to provide a means for the Company to attract key personnel to provide services to provide a means whereby those key persons can acquire and maintain stock ownership, and provide annual and long term performance incentives to expend their maximum efforts in the creation of shareholder value. The effective date of the plan coincides with the date of shareholder approval which occurred on November 10, 2006. After the effective date of the 2006 plan, no further awards may be made under the Devcon International Corp. 1999 Stock Option Plan.

Under the 2006 plan, the total number of shares of the Company’s common stock that may be subject to the granting of awards is equal to 800,000 shares, plus the number of shares with respect to which awards previously granted thereunder that terminate without being exercised, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. In 2007 and 2006, there were 215,000 and 299,000 options granted, respectively, to directors, officers and employees under the 2006 plan. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted in accordance with SFAS 123R. Stock-based compensation cost in the amount of $0.4 million for each of the years ended December 31, 2007 and 2006, respectively. These amounts are included in the results of operations in the accompanying consolidated financial statements.

All stock options granted pursuant to the 1986 Plan have vested and been exercised or forfeited Stock options granted under the 1992 and 1999 Plan vest and become exercisable in varying terms and periods set by the Compensation Committee of the Board of Directors. Options issued under the 1992 and 1999 Plan expire after 10 years.

The Company adopted a stock-option plan for directors in 1992 that terminated in 2002. Stock options granted under the Directors’ Plan have 10-year terms, vest and become fully exercisable six months after the issue date. As the directors’ plan was fully granted in 2000, the directors have received their annual options since then from the employee plans.

Stock option activity by year was as follows:

	Employee Plans		Director’s Plan
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Options outstanding at January 1, 2006	436,810	$5.68	8,000	$9.38
Granted	299,000	$5.51	—	$—
Exercised	(31,960)	$4.34	—	$—
Expired/Forfeited	(46,700)	$5.97	8,000	$9.38

Options outstanding at December 31, 2006	657,150	$6.10	—	$—
Granted	215,000	$3.34	—	$—
Exercised	(68,950)	$1.78	—	$—
Expired/Forfeited	(397,000)	$6.05	—	$—

Options outstanding at December 31, 2007	406,200	$4.60
Options exercisable at December 31, 2007	307,130	$4.77
Options available for future grants	448,500

Weighted average information:

Price Ranger	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Shares Exercisable	Weighted Average Exercise Price
$1.50-$3.30	120,000	$2.89	9.42	65,426	$2.73
$3.39-$5.50	115,000	$3.49	3.03	109,260	$3.45
$5.51-7.00	145,200	$5.58	5.44	106,444	$5.60
$12.00-15.83	26,000	$12.00	6.59	26,000	$12.00

	406,200	$4.60	6.43	307,130	$4.77

As of December 31, 2007, there was approximately $0.2 million of total unrecognized compensation cost related to unvested stock options granted under our stock option plan. The cost is expected to be recognized over a weighted average of 2.74 years.

(13)	WARRANT ISSUANCE

On July 30, 2004, the Company closed the transaction with Coconut Palm Capital Investors I, Ltd. (“Coconut Palm”), which the Company entered into on April 2, 2004. The transaction received shareholder approval at the annual meeting on July 30, 2004. Coconut Palm purchased from the Company 2,000,000 units for a purchase price of $9.00 per unit.

Each unit (a “Unit”) consists of (i) one share of common stock, par value $0.10 (the “Common Stock”), of the Company, (ii) a warrant to purchase one share of Common Stock at an exercise price of $10.00 per share with a term of three years, (iii) a warrant to purchase one half of one share of Common Stock at an exercise price of $11.00 per share with a term of four years and (iv) a warrant to purchase one half of one share of Common Stock at an exercise price of $15.00 per share with a term of five years. Coconut Palm distributed 50 percent of the warrants to Messrs. Rochon, Ferrari, Ruzika and others for future services to the Company. Based on the value of the warrants the Company recorded a one-time compensation expense of $0.4 million in the third quarter of 2004. The 2,000,000 Units to purchase one share of Common Stock at an exercise price of $10.00 per share expired on July 30, 2007.

Based on the number of shares that Coconut Palm purchased and the number of shares of Common Stock of the Company outstanding on July 30, 2004, Coconut Palm acquired approximately 35.3 percent of Common Stock outstanding immediately after the closing of the Purchase Agreement. Coconut Palm was also entitled, on a fully diluted basis, to acquire up to 57.6 percent (as of March 7, 2008, 49.5% net of treasury shares) of the Common Stock of the Company outstanding upon exercise of the warrants. In addition, two individuals designated by Coconut Palm, Richard C. Rochon and Mario B. Ferrari, were elected to the Company’s board of directors.

In connection with the March 2006 issuance of $45.0 million of term notes, the Company issued warrants to acquire an aggregate of 1,650,943 shares of common stock at an exercise price of $11.925 per share. Effective July 13, 2007, the Company entered into an Amended SPA which contained terms similar to the original SPA entered into among the parties on February 10, 2006, except that one holder agreed to sell back to the Company warrants to purchase 1,284,067 shares of the Company’s common stock. The Company purchased back the warrants at fair value which was determined to be $0.2 million. This issuance of warrants is further discussed in Note 9 – Preferred Stock and Note 10 – Derivative Instruments.

(14)	INCOME TAXES

Income tax (benefit) expense from continuing operations consists of:

	(dollars in thousands)
	Current	Deferred	Total
2007
Federal	$(40)	$(2,329)	$(2,369)

2006
Federal	$80	$(9,120)	$(9,040)

The actual expense (benefit) from continuing operations differs from the “expected” tax (benefit) expense computed by applying the U.S. federal corporate income tax rate of 34% to (loss) income before income taxes as follows:

	(dollars in thousands)
	December 31,
	2007	2006
Computed “expected”
Tax (benefit) expense	$(6,688)	$(11,142)
Increase (reduction) in income taxes resulting from:
Repatriation of foreign income	—	1,625
Derivative expense associated with financial instruments	(1,027)	1,347
Tax incentives of foreign subs	—	—
Change in deferred tax valuation allowance	5,799	315
Additional foreign taxes	—	—
Differences in effective rate in foreign jurisdiction and other	(453)	(1,185)

Total	$(2,369)	$(9,040)

Significant portions of the deferred tax assets and liabilities results from the tax effects of temporary difference:

	(dollars in thousands)
	December 31,
	2007	2006
Deferred tax assets:
Plant and equipment, principally due to difference in depreciation and capitalized interest	$1,765	$2,395
Net operating loss carry-forwards	18,934	13,269
Foreign tax credit	3,246	3,245
Compensation	1,387	1,572
Estimated losses on construction projects	—	—
Reserves and other	634	472

Total gross deferred tax assets	$25,966	$20,953
Less valuation allowance	(17,823)	(11,284)

Net deferred tax assets	$8,143	$9,669

Deferred tax liabilities:
Intangible assets, principally due to purchase valuation of customer lists	$(8,823)	$(12,295)
Estimated losses on construction projects	(10)	(10)

Total gross deferred tax liabilities	$(8,833)	$(12,305)

Net deferred tax asset (Liability)	$(690)	$(2,636)

In assessing the ability to realize a portion of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. The valuation allowance for deferred tax assets as of December 31, 2007 and December 31, 2006 was $17.8 million and $11.3 million, respectively. The increase in valuation allowance was $6.5 million and $1.4 million in 2007 and 2006, respectively. The increase in valuation allowance was primarily due to the loss from continuing operations offset by the carryback of a net operating loss in the Virgin Islands. We determined that for the calendar year ended December 31, 2007, the utilization of the deferred tax assets is premised on the recognition of the deferred liabilities created primarily by the acquisitions of the Guardian and Coastal business in the same periods. At December 31, 2006, a $2.4 million current deferred tax asset was included in other current assets in the accompanying consolidated balance sheet.

At December 31, 2007, the Company had accumulated net operating loss carry-forwards available to offset future taxable income in the following tax jurisdictions: $28.4 million for Federal tax purposes, $64.8 million for state tax purposes, and $24.6 million in various Caribbean jurisdictions. All tax loss carry-forwards expire at various times through the year 2027.

In December 2004, the Company distributed $4.6 million of the earnings from one of its subsidiaries in Antigua. The distribution was made under the benefit of a deemed payment provision of a settlement agreement between the Company and the government of Antigua and Barbuda. The settlement agreement with the government of Antigua and Barbuda provided for withholding tax credits of $7.5 million for dividend distributions made by the Company from Antigua through the years 2005 to 2007. During 2006, the Company distributed an additional $4.6 million of earnings before the sale of the material division subsidiaries in Antigua, using another $1.2 million of the withholding tax credits.

In March 2006, the Company acquired Guardian International for $65.5 million in cash. In conjunction with the identification and valuation of finite lived assets under FAS 141, an additional net deferred tax liability of $11.0 million was established through the purchase accounting.

(15)	SEGMENT REPORTING

On March 30, 2007, the Board of Directors approved a board resolution to authorize management to sell the remaining assets of the construction, materials and utilities operations upon such terms and conditions, including price, as management determines to be appropriate. The board resolution to discontinue all non-security services businesses eliminated the requirement to disclose segment operations as the Company’s only segment is electronic security services as well as eliminated the requirement to disclose certain financial information for foreign subsidiaries as all of our foreign subsidiaries were discontinued.

(16)	RELATED PERSON TRANSACTIONS

The Company’s policies and procedures provide that related person transactions be approved in advance by either the audit committee or a majority of disinterested directors.

On August 12, 2005, the Company entered into a Management Services Agreement, dated as of August 12, 2005 and retroactive to April 18, 2005(the “Management Agreement”), with Royal Palm Capital Management, LLLP (“Royal Palm”), to provide management services. Royal Palm Capital Management, LLLP is an affiliate of Coconut Palm Capital Investors I Ltd. (“Coconut Palm”) with whom the Company completed a transaction on June 30, 2004, whereby Coconut Palm invested $18 million into the Company for purposes of the Company entering into the electronic security services industry. Richard Rochon, the Company’s Chairman, and Mario Ferrari, one of the Company’s directors, are principals of Coconut Palm and Royal Palm. Mr. Rochon has also been the Company’s acting Chief Executive Officer since the resignation of Steven Ruzika subsequent to December 31, 2006. Robert Farenhem, a principal of Royal Palm, is the Company’s President.

The management services to be provided include, among other things, assisting the Company with, among other matters, establishing certain office, accounting and administrative procedures, obtaining financing relating to business operations and acquisitions, developing and implementing advertising, promotional and marketing programs, facilitating certain securities matters (both proposed offerings and ongoing compliance issues) and future acquisitions and dispositions, developing tax planning strategies and formulating risk management policies. Under the terms of the Management Agreement, the Company is obligated to pay Royal Palm a management fee in the amount of $30,000 per month. In connection with this agreement, the Company incurred $0.4 million, during the years ended December 31, 2007 and 2006.

In addition, the Company leases certain office space to Royal Palm under an agreement dated January 1, 2006. Royal Palm paid a total of $90,000 in rent to the Company for the years ending December 31, 2007 and 2006, respectively.

On March 21, 2007, the Company completed the transactions contemplated by a certain Asset Purchase Agreement, dated as of March 12, 2007 (“Asset Purchase Agreement”). These assets were sold to BitMar, Ltd, a Turks and Caicos Corporation and a successor-in-interest to Tiger Oil, Inc., a Florida corporation. Donald L. Smith Jr., the Company’s former Chairman and Chief Executive Officer and a current director of the Company and Donald L. Smith III, a former officer of the Company, are principals of BitMar, Ltd. (See Note 3-Discontinued Operations). At December 31, 2007, there was an outstanding net payable balance of approximately $0.5 million, which is included in other payables of the accompanying consolidated balance sheet.

The Company leased from the wife of Mr. Donald L. Smith, Jr., a director and former Chairman and Chief Executive Officer of the Company, a 1.8-acre parcel of real property in Deerfield Beach, Florida. This property was used for the Company’s equipment logistics and maintenance activities. The property was subject to a 5-year lease entered into in January 2002 providing for rent of $95,000 per year. This rent was based on comparable rental contracts for similar properties in Deerfield Beach, as evaluated by management. There was a verbal agreement that extended this lease for a year. This lease was assumed by the purchaser of the construction operation assets of which Mr. Donald Smith is a part. During the years ended December 31, 2007and 2006, the Company had rent expense charges of less than $0.1 million.

The Company entered into various construction and payment deferral agreements with an entity which owned and managed a resort project in the Bahamas in which Mr. Donald L. Smith Jr., a director and former Chairman and Chief Executive Officer of the Company, a prior director of the Company and a subsidiary of the Company are minority partners owning 11.3 percent, 1.55 percent and 1.2 percent, respectively. Mr. Smith is also a member of the entity’s managing committee.

•

As of January 1, 2003, the Company entered into a payment deferral agreement with the resort project whereby several notes, which are guaranteed partly by certain owners of the project, evidenced a loan totaling $2.0 million owed to the Company. Mr. Donald Smith, Jr. issued a personal guarantee for the total amount due under this loan agreement to the Company. This loan was paid during 2006.

•

In the second quarter of 2005, the Company entered into a construction contract to build a $3.0 million residence on Lot 22 of the resort project whereby certain investors in the entity owning and managing the resort provide the funding for the construction of the residence. For the year ended December 31, 2006 the Company recorded revenue of $0.9 million. On December 31, 2006, the receivable balance attributable to this job was $0.2 million. The cost in excess of billings and estimated earnings was zero at December 31, 2006. Subsequent to the Company’s fiscal year end, on March 13, 2007, the Company and Mr. Smith entered into a Termination and Release Agreement. Under the terms of the agreement, Mr. Smith and the Company release each other from any further obligation related to Lot 22. Specifically, the Agreement provides that neither the Company nor Mr. Smith shall have any obligation to perform any services for or make any payments to each other.

•

During 2007 the resort project went into receivership and the equity investors’ investment became worthless. We wrote off our equity interest and wrote down the receivable to $25,000, the amount that we believe is collectible under a guarantee agreement with the King Foundation.

In June 2000, the Company entered into an amended Life Insurance and Salary Continuation Agreement with Donald L. Smith, Jr., our former Chairman, Chief Executive Officer and President. Mr. Smith has received a retirement benefit since his retirement from his position in 2005. Benefits equal 75 percent of his base salary and will continue for the remainder of his life. In the event that a spouse survives him, then the surviving spouse will receive a benefit equal to 100 percent of his base salary for the shorter of five years or the remainder of the surviving spouse’s life. During 2006, Mr. Smith received $253,800 in retirement payments under this agreement. The net present value of the future obligation was estimated at $1.5 million and $1.6 million at December 31, 2007 and December 31, 2006, respectively. These amounts are included in accrued expenses-retirement and severance in the accompanying consolidated balance sheet.

Mr. James R. Cast, a former director, through his tax and consulting practice, provided services to us for more than ten years. The Company paid Mr. Cast $75,000 for consulting services provided to the Company in 2006. Mr. Cast resigned from the Board of Directors in January 2006.

The Company has entered into a retirement agreement with Mr. Richard Hornsby, former Senior Vice President and Director. He retired from the Company at the end of 2004. From 2006 he will receive annual payments of $32,000 for life. The Company expensed the net present value of the obligation to pay Mr. Hornsby $32,000 annually for life, over his estimated remaining service period at the Company, during 2004. The net present value of the future obligation was estimated at $0.3 million and $0.3 million at December 31, 2007 and 2006, respectively.

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

(17)	COSTS AND ESTIMATED EARNINGS ON CONTRACTS

At December 31, 2007 all construction related contracts were completed and/or sold. See Note 3 – Discontinued operations.

Costs and estimated earnings on contracts are included in the accompanying consolidated balance sheets under the following captions:

(dollars in thousands)
December 31, 2006
Costs and estimated earnings in excess of billings	$1,485
Billings in excess of costs and estimated earnings	(1,037)

$448

Costs incurred on uncompleted contracts	$45,867
Costs incurred on completed contracts	25,176
Estimated earnings	9,227

80,270
Less: Billings to date	79,822

$448

(18)	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases real property, buildings and equipment under operating leases that expire over periods of one to ten years. Future minimum lease payments under non-cancelable operating leases with terms in excess of one year as of December 31, 2007 are as follows:

	(dollars in thousands)
Years ending December 31,	Property	Vehicles and Equipment	Total
2008	$1,826	665	$2,491
2009	1,857	445	2,302
2010	1,618	168	1,786
2011	1,433	15	1,448
2012	1,288	2	1,290
Thereafter	2,392	—	2,392

Total Minimum lease payments	$10,414	$1,295	$11,709

Total rent expense for property, excluding discontinued operations for all periods presented, was $1.9 million for the years ended December 31, 2007 and 2006. Total operating lease and rental expense for vehicles and equipment, excluding discontinued operations for all periods presented was $0.8 million and $0.7 million for the years ended December 31, 2007 and 2006, respectively. The equipment leases are normally on a month-to-month basis.

The Company received a leasehold incentive of $559,102 for the principal executive offices in Boca Raton, Florida, which was utilized over the first ten months of 2006. Under SFAS No. 13, a deferred rent liability of $559,102 was recorded for this lease. The leasehold improvements are being amortized through the end of the initial lease terms, excluding renewal periods, through August 2015. At December 31, 2007 and 2006, the unamortized balance of this deferred credit amounted to $0.6 million at the end of each year.

Legal Matters

General

In the ordinary course of conducting its business, the Company may become involved in various legal actions and other claims, some of which are currently pending. Litigation is subject to many uncertainties and management may be unable to accurately predict the outcome of individual litigated matters. Some of these matters possibly may be decided unfavorably towards the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not be material.

The Company is involved, on a continuing basis, in monitoring our compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. While it is impossible to predict with certainty, management currently does not foresee such expenses in the future as having a material effect on the business, results of operations, or financial condition of the Company.

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

Petit

On July 25, 1995, our subsidiary, Societe des Carrieres de Grande Case ( “SCGC”), entered into an agreement with Mr. Fernand Hubert Petit, Mr. Francois Laurent Petit and Mr. Michel Andre Lucien Petit, collectively referred to as, Petit, to lease a quarry located in St. Martin. Another lease was entered into by SCGC on October 27, 1999 for the same and additional property. BBW entered into a materials supply agreement with Petit on July 31, 1995. This materials supply agreement was amended on October 27, 1999 and under the terms of this amendment we became a party to the materials supply agreement. In February 2005 we purchased the three hectares of land for $1.1 million in cash and executed the 15 hectare lease. In September 2006 we exercised the 2 hectare option and transferred $1 million in cash to the appropriate agent of Petit. Petit refused to accept the $1 million payment unless Devcon International Corp., the parent company, agreed to guarantee payment of the $1.0 million due on December 31, 2008. As Devcon International Corp. was not referenced in or party to the 2 hectare option, it was our position that Petit’s request was without merit. The $1 million was placed on deposit with the appropriate third-party escrow agent pending the outcome of this dispute.

On January 10, 2008, the Company sold all the issued and outstanding stock of SCGC, a quarry and ready-mix operation located in St. Martin, French West Indies, to Petit. Based on the net book value of those assets, the Company recorded an impairment charge in discontinued operations of $0.9 million in the fourth quarter of 2007. In addition, the Company entered into a settlement with Petit and upon the sale of SCGC the lawsuit was dismissed. The $1.0 million deposit paid to Petit to execute the 2 hectare option was released to the Company from the third-party escrow agent at the time the sale agreement was consummated. See Note 22 – Subsequent Events.

Lydia Security Monitoring

On June 27, 2006, the Company sold its Boca Raton-based third party monitoring operation (which operated under the name Central One) and the associated Boca Raton monitoring center to Lydia Security Monitoring, Inc. (“Lydia Security”). On July 30, 2007, Lydia Security enjoined Devcon Security Holdings, Inc., Coastal Security Systems, Inc. and Coastal Security Company (collectively, “Devcon/Coastal”) as a third party complainant in a lawsuit filed against a former Central One wholesale monitoring customer, seeking recovery of minimum monthly payments and other sums under a monitoring agreement sold to Lydia Security by Devcon/Coastal. On March 11, 2008, Lydia Security and Devcon/Coastal reached a settlement agreement in principal wherein in exchange for assets and cash, the parties would settle their lawsuit. At December 31, 2007, the Company included a provision for the amount of the settlement in accrued liabilities in the accompanying consolidated balance sheet. See Note 22 – Subsequent Events.

Employment Contracts

The Company has entered into employment agreements with certain executives. The contractual obligation related to these agreements through December 31, 2009 amounts to $0.7 million.

(19)	BUSINESS AND CREDIT CONCENTRATIONS

No single customer within the Company’s electronic security services accounted for more than 10% of total sales. For electronic security services, the Company’s customer base is concentrated in Florida and the New York City, New York metropolitan area.

The Company had a union agreement with certain of its employees on Antigua and Barbuda. The union contract expired in November 2006 and the terms were honored by the Company through June 30, 2007, when all of the Antiguan employees were terminated in connection with sale of assets to TCI.

The Company has a union agreement with certain of its employees working for Mutual Alarm. The contract was renewed effective July, 2007 through June, 2010. There have been no labor conflicts in the past.

The Company at various times during the year maintains cash balances in excess of federally insured (FDIC) limits. The uninsured balances were $2.4 million and $4.1 million at December 31, 2007 and 2006, respectively.

For the construction and materials operations, the Company’s customer base is primarily located in the Caribbean and typically customers within the construction operation engaged the Company to develop large marinas, resorts and other site improvements and consequently, made up a larger percentage of total sales. The construction operation was sold in March 2007 and the materials operation was discontinued in March 2007. See Note 3 – Discontinued Operations.

For the year ended December 31, 2006, there were four customers that represented more than 10% of construction receivables. As of December 31, 2006, the total receivable from these customers was $0.9 million, $0.8 million, $0.8 million and $0.7 million, respectively. These amounts include retention billings of $0.2 million, $0.8 million, $0.2 million and $0.4 million, respectively. Although receivables are generally not collateralized, the Company may place liens or their equivalent in the event of nonpayment. The Company estimates an allowance for doubtful accounts based on the creditworthiness of customers as determined by specific events or circumstances and by applying a percentage to the receivables within a specific aging category. For the year ended December 31, 2007, there were no customers that represented more than 10% of the Company’s outstanding receivables.

For the year ended December 31, 2006, three customers in the construction business accounted for more than 10% of total sales for this operation. One customer in the U.S. Virgin Islands accounted for 12.4%, one in Antigua accounted for 11.1% and one in the Bahamas accounted for 10.9% of total sales for the construction business. For the year ended December 31, 2007, there were no customers that represented more than 10% of total revenues.

For the year ended December 31, 2006, one customer in the materials business accounted for $4.5 million, or 28.7%, of total sales for this operation. For the year ended December 31, 2007, total revenue from this customer was less than 10.0% of total revenues.

(20)	EMPLOYEE BENEFITS

The Company provides, to certain employees, defined retirement and severance benefits. Accrued expenses which arise in accordance with these benefits are based upon periodic actuarial valuations which use the projected unit credit method for calculation and are charged to the consolidated statements of operations in a systematic basis over the expected average remaining service lives of current employees who are eligible to receive the required benefits. The net expense with respect to certain of these required benefits is assessed in accordance with the advice of professional qualified actuaries. The net expense included in the consolidated statements of operations for the years ended December 31, 2007 and 2006 was $0.2 million and $0.7 million, respectively. The actuarial present value of the accumulated benefits at December 31, 2007 and 2006 was $2.7 million and $3.4 million, respectively.

The obligations which arise under these plans are not governed by any regulatory agency and there is no requirement to fund the obligations and accordingly the Company has not done so. Obligations which are payable to employees upon retirement or separation with the Company are paid from cash on hand at the time of retirement or separation in accordance with the terms of the respective plans.

The following sets forth the estimated cash payments required to be paid out to eligible employees for the next five years:

(dollars in thousands)
2008	$429
2009	416
2010	416
2011	416
2012	486

	(dollars in thousands)
	U.S. Pension
	2007	2006
Weighted avg. discount rate	4.9%	4.5%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	0.0%	0.0%
Service cost	$68	$80
Net pension costs	$78	$125

The Company sponsors various 401(k) plans for some employees over the age of 21 who have completed a minimum number of months of employment. The Company matches employee contributions between 3.0% and 4.0% of an employee’s salary. Company contributions totaled $0.3 million for the years ended December 31, 2007 and 2006.

(21)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of financial instruments including cash, cash equivalents, the majority of the accounts receivable, other current assets, accounts payable trade and other, accrued expenses and other liabilities, and notes payable to banks approximated fair value at December 31, 2007 and 2006 because of the short maturity of these instruments. The carrying value of debt and most notes receivable approximated fair value at December 31, 2007 and 2006 based upon the present value of estimated future cash flows. Derivative instruments are recorded at their estimated fair values at December 31, 2007 and 2006 in accordance with EITF 00-19 and FASB No. 133 “Accounting for Derivative Instruments and Hedging Activities”.

(22)	SUBSEQUENT EVENTS

Capital Source Amendment. On March 14, 2008, the Company amended the credit terms and conditions of its Credit Agreement (“Waiver and Sixth Amendment”) which included an adjustment in the Maximum Attrition Ratio under the Credit Agreement as follows (i) for the period beginning on March 14, 2008 and ending on July 31, 2008 to 13.00%; (ii) for the period beginning August 1, 2008 and ending December 31, 2008 to 12.75%; and (iii) for the period beginning January 1, 2009 and thereafter to 12.50%. Also, under the terms of the Amendment the Applicable Base Rate Margin was revised to be 5.00% and the Applicable LIBOR Margin was revised to be 6.50%. Additionally, under the terms of the Amendment, for purposes of calculating interest, the Base Rate will not be less than 6.00% and the LIBOR Rate will not be less than 3.00% so that, as of March 14, 2008, the Company’s new effective interest rate under the Credit Agreement is LIBOR plus 6.50% and its new minimum interest rate is 9.50%. The Waiver and Sixth Amendment also provided for a waiver of noncompliance matters to the extent that the noncompliance matters constituted a default or an event of default under the Credit Agreement or the other loan documents as of December 31, 2007.

Resignation of Chief Financial Officer. On January 16, 2008, Robert W. Schiller resigned from his position as the Chief Financial Officer of the Company. On January 23, 2008, the Board of Directors of the Company appointed Mark M. McIntosh, the Company’s Vice President of Finance and Strategic Business Development, to the position of Chief Financial Officer of the Company.

Sale of SCGC. On January 10, 2008, the Company sold all the issued and outstanding stock of SCGC, a quarry and ready-mix operation located in St. Martin, French West Indies, to Petit. Based on the net book value of those assets, an impairment charge was recorded in discontinued operations of $0.9 million in the fourth quarter of 2007. In addition, the Company was in litigation with the Buyer and upon the sale of SCGC the lawsuit was dismissed and a $1.0 million deposit, paid to the Buyer for an option to purchase certain property, was released to the Company from the escrow account at the time the agreement was consummated. See Item 3. Legal Proceedings-Petit.

Lydia Security Monitoring. On March 11, 2008, Lydia Security and Devcon/Coastal reached a settlement agreement in principal wherein in exchange for assets and cash, the parties would settle their lawsuit. At December 31, 2007, the Company included a provision for the amount of the settlement in accrued liabilities in the accompanying consolidated balance sheet. See Item 3. Legal Proceedings-Lydia Security Monitoring.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, the Company has carried out an evaluation under the supervision and with the participation of its management, including its acting Chief Executive Officer and its Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2007, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Controls Over Financial Reporting and Management’s Remediation Initiatives

During the year ended December 31, 2007, the material weaknesses described below were remediated. At December 31, 2007, except for the changes in our internal control over financial reporting described below which were implemented to remediate the noted material weaknesses, there were no other changes in internal control that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the completion of its audit of, and the issuance of an unqualified report on, the Company’s consolidated financial statements for the fiscal year ended December 31, 2006, the Company’s independent registered public accounting firm, Berenfeld, Spritzer, Shechter & Sheer, LLP(“BSS&S”), communicated to the Company’s management and Audit Committee that certain matters involving the Company’s internal controls were considered to be “material weaknesses”, as defined under the standards established by the Public Company Accounting Oversight Board, or PCAOB. These matters pertained to (i) inadequate policies and procedures with respect to review and oversight of financial results to ensure that accurate consolidated financial statements were prepared and reviewed on a timely basis, (ii) inadequate number of individuals with U.S. GAAP experience and (iii) inadequate review of account reconciliations, analyses and journal entries.

In addition, in connection with the preparation of our Form 10-Q for the quarter ended June 30, 2007, management identified certain adjustments that were required to be recorded within the Form 10-Q for the quarters ended March 31, 2007, June 30, 2007 and for the year ended December 31, 2006. The adjustments to our financial statements involved the identification, valuation and resulting accounting for embedded derivatives and warrants associated with our Preferred Stock. We have since restated the Form 10-K for the year ended December 31, 2006, the Form 10Q for the quarter ended March 31, 2007 and the Form 10Q for the quarter ended June 30, 2007. These documents have been filed with the Securities and Exchange Commission. Our management believes that our failure to properly value and identify these adjustments indicates the existence of certain material weaknesses in our internal control over financial reporting. We have fully remediated these weaknesses as a result of the following remediation actions:

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Our directors and executive officers, as of March 7, 2008, are as follows:

Name	Age	Position(s) held with the Company
Richard C Rochon.	50	Chairman of the Board and Acting Chief Executive Officer
Donald L. Smith, Jr.	86	Director
Richard L. Hornsby	72	Director
W. Douglas Pitts	68	Director
Gustavo R. Benejam	52	Director
Mario B. Ferrari	30	Director
Per-Olof Lööf	57	Director
P. Rodney Cunningham	60	Director
Donald K. Karnes	57	Director
Robert C. Farenhem	37	President
Mark M. McIntosh	37	Chief Financial Officer

Richard C. Rochon, has been our Chairman since January 24, 2006 and a director of ours since 2004. In addition, he has been our Acting Chief Executive Officer since January 2007. Mr. Rochon is currently Chairman and Chief Executive Officer of Royal Palm Capital Partners, a private investment and management firm that he founded in March 2002. Mr. Rochon is currently a director of CBIZ, Inc. and has been since his election in October 1996. From 1985 to February 2002, Mr. Rochon served in various capacities with, and most recently as President of Huizenga Holdings, Inc., a management and holding company owned by H. Wayne Huizenga. Mr. Rochon has also served as a director of, and is currently Chairman of Sunair Services Corporation a provider of pest-control and lawn care services since February 2005. Mr. Rochon was a director of Bancshares of Florida, a full-service commercial bank from 2002 until February 2007. In September 2005, Mr. Rochon became Chairman and CEO of Coconut Palm Acquisition Corp., a newly organized blank check company. Mr. Rochon was also employed as a certified public accountant by the public accounting firm of Coopers and Lybrand from 1979 to 1985. Mr. Rochon received his B.S. in accounting from Binghamton University in 1979 and Certified Public Accounting designation in 1981.

Donald L. Smith, Jr., our co-founder, has served as a director since 1951. Mr. Smith served as our Chairman of the Board from our inception in 1951 to January 24, 2006. From 1951 until April 2005, he also served as our Chief Executive Officer, and from 1951 until October 2004, he served as our President. Mr. Smith was retired since April 2005 until Bitmar Ltd., a company with which Mr. Smith is affiliated as part owner and Vice President, purchased the assets of our construction operation in 2007.

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

Gustavo R. Benejam, a director of ours since 2003, is currently providing consulting services and is also involved in the practice of Psychology. Prior to that, from February 2000 to October 2002, he served as Chief Operating Officer of AOL Latin America, and prior to that, from October 1996 to February 2000, he served as Regional Vice President for Frito Lay’s Caribbean division. Mr. Benejam has also worked in various positions for Pepsico, including as Pepsico’s President-Latin America. Mr. Benejam has a Psy. D. from C. Albizu University and an MBA from Indiana University.

Mario B. Ferrari, a director of ours since 2004, is a co-founder of Royal Palm Capital Partners, LLC, a private investment and management firm, where he has been a partner since July 2002. He has also served as vice chairman of publicly-held Sunair Services Corporation since February 2005. Mr. Ferrari also served as a director of publicly-held Coconut Palm Acquisition Corporation and currently serves as Chief Strategic Officer for publicly-held Equity Media Holdings Corporation. From June 2000 to June 2002, he was an investment banker with Morgan Stanley & Co. Previously, Mr. Ferrari co-founded PowerUSA, LLC, a retail renewable energy services company, in October 1997 and was a managing member until September 1999. Mr. Ferrari graduated from Georgetown University, where he received his B.S., magna cum laude, in Finance and International Business.

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

Robert C. Farenhem, has been our President since April 2007. Mr. Farenhem is also a Principal and co-founder of Royal Palm Capital Management, LLLP. Mr. Farenhem has been a Principal and the Chief Financial Officer of Royal Palm Capital Partners since April 2003 and is a director of Equity Media Holdings Corp. and American Residential Services Investment Holdings, LLC. Between April 2005 and December 2005, Mr. Farenhem was our Interim Chief Financial Officer and Chief Financial Officer between February and April 2007. Prior to joining Royal Palm Capital, from February 2002 through April 2003, Mr. Farenhem was Executive Vice President of Strategic Planning and Corporate Development for Bancshares of Florida and Chief Financial Officer for Bank of Florida. Previously, Mr. Farenhem was an investment banker with Bank of America Securities from October 1998 to February 2002, advising on mergers and acquisitions, public and private equity, leveraged buyouts and other financings. Mr. Farenhem graduated from the University of Miami, where he received his BBA in Finance.

Mark M. McIntosh, has been our Chief Financial Officer since January 23, 2008. Mr. McIntosh joined Devcon as the Company’s Vice President of Finance and Strategic Business Development in July 2007. Prior to Devcon, Mr. McIntosh served as Chief Financial Officer and Partner with The Restaurant People LLC, where he was responsible for all financial, human resource and technology related matters for the company. Prior to The Restaurant People, Mr. McIntosh served as Director of Finance and Corporate Development for SportsLine.com, a leading interactive sports media company. While at SportsLine.com, Mr. McIntosh played a key role in the company’s operational and strategic finance initiatives that included deals with CBS, AOL and the NFL. Before joining SportsLine.com, Mr. McIntosh served as Strategies Associate with Bank of America, N.A., where he was responsible for mergers and acquisitions, as well as financing high growth public and private middle market companies. In this capacity, he evaluated and structured transactions using public and private equity, public and private senior debt and mezzanine securities. Prior to Bank of America, N.A., Mr. McIntosh was employed by Kidder, Peabody & Co./PaineWebber Inc. Mr. McIntosh received his BBA in Finance from Georgia State University

Our directors hold office until the next annual meeting of our shareholders or until their successors have been duly elected and qualified. Our officers are elected annually by our board of directors and serve at the discretion of the board of directors. There are no arrangements or understandings with respect to the selection of officers or directors.

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

As a result of this review, our board of directors affirmatively determined that W. Douglas Pitts, Gustavo R. Benejam, Per-Olof Lööf, Donald K. Karnes and Rodney Cunningham are independent of Devcon and our management under the standards set forth above. Donald L. Smith, Jr. and Richard L. Hornsby are considered inside directors because of their previous employment as our senior executives and because of transactions we’ve entered into with Donald L. Smith, Jr. See “Item 13 — Certain Relationships and Related Transactions”. Richard C. Rochon and Mario B. Ferrari are considered non-independent outside directors because of their relationship with Coconut Palm Capital Partners, Ltd., an entity that made an $18 million investment in the Company in July 2004 and received beneficial ownership of approximately 57.6% of the shares of our common stock on a fully-diluted as-converted basis as of such date (approximately 49.5% of the shares of our common stock on a fully-diluted as-converted basis, net of treasury shares, as of March 7, 2008) as a consequence. As a result of this analysis Messrs. Smith, Hornsby, Rochon and Ferrari are precluded from sitting on our audit committee.

Our non-management directors hold meetings separate from management, and intend to continue to hold such meetings at least once a year.

Directors’ Fees

We pay each of our directors an annual retainer for board service of $25,000, except for our former Chairman, Donald L. Smith, Jr., who was paid a $35,000 fee to compensate him for his service to the Company. Members of our audit committee receive an additional annual retainer of $1,000 in June, except for the chairman of that committee whose additional annual retainer equals $5,000. Compensation committee and nominating committee members receive an additional $1,000 annual retainer, except for the chairman of each of these committees who receives an additional $5,000 annual retainer. Non-employee directors also receive attendance fees in an amount equal to $1,000 per in-person or telephonic meeting attended by such directors. Amounts paid to our directors, including the chairmen of the committees of the board of directors, may be increased by action of the board.

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

Director Compensation Table

The following director compensation table sets forth, for the fiscal year ended December 31, 2007, the cash and certain other compensation paid or accrued by us to our outside directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Gustavo R. Benejam	37,000	—	8,819	—	—	—		45,819
P. Rodney Cunningham	30,250	—	8,819	—	—	—		39,069
Mario B Ferrari	29,000	—	8,819	—	—	—		37,819
Richard L. Hornsby	30,000	—	8,819	—	—	32,000	(3)	70,819
Donald K. Karnes	29,500	—	8,819	—	—	—		38,319
Per-Olof Lööf	37,750	—	8,819	—	—	—		46,569
W. Douglas Pitts	42,875	—	8,819	—	—	—		51,694
Richard C. Rochon	29,000	—	90,371	—	—	—		119,371
Donald L. Smith, Jr.	26,250	—	8,819	—	—	256,303	(4)	291,372

(1)	Represents fees paid to the directors during 2007 as members of the board and for their participation on various committees.
(2)	Represents the grant date expense of stock options to purchase shares of common stock granted in June 2007 at $1.76 per share and October 2007 at $1.81, as determined pursuant to FAS 123R. .
(3)	Represents payments made to Mr. Hornsby under a separate consulting agreement. See “Item 13—Certain Relationships and Related Transactions”.
(4)	Represents retirement benefits paid to Mr. Smith.

Board Meetings

During the year ended December 31, 2007, our board of directors held eleven meetings and took three actions by unanimous written consent. During 2007, except for Per-Olof Lööf, no incumbent director attended fewer than 75 percent of the aggregate of (i) the number of meetings of our board of directors held during the period he served on the board and (ii) the number of meetings of committees of the board held during the period he served on such committees. We have no formal policy regarding attendance by our directors at our annual shareholder meetings, although we encourage this attendance and most of our directors have historically attended these meetings. Except for Per-Olof Lööf, all of our directors attended the 2007 annual shareholder meeting. Our board of directors has three standing committees—the audit committee, the compensation committee and the nominating committee.

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

Messrs. Pitts, Lööf and Benejam are members of our audit committee. The audit committee held seven meetings during 2007. The duties and responsibilities of the Company’s audit committee include: (a) monitoring the integrity of our financial reporting process and systems of internal controls regarding finance, accounting, legal and regulatory compliance, (b) monitoring the independence and performance of our independent registered public accounting firm and our internal audit functions, (c) providing an avenue of communication between our independent registered public accounting firm and management and (d) having the sole authority to appoint, determine funding for and oversee our external auditors. The audit committee is governed by a charter which we believe conforms to the corporate governance rules issued by the Securities and Exchange Commission and Nasdaq concerning audit committees. This charter is available on our website at www.devc.com. A copy of this charter may be obtained for no cost upon request from our Corporate Secretary. The information contained in our internet website is not incorporated into this annual report.

Berenfeld, Spritzer, Shechter & Sheer, LLP or BSS&S, our independent registered public accounting firm, reports directly to the audit committee. Any allowable work to be performed by BSS&S outside of the scope of the regular audit is pre-approved by the audit committee. The audit committee will not approve any work to be performed that is in violation to the Securities Exchange Act of 1934, as amended.

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

Compensation Committee

Messrs. Pitts, Lööf and Karnes are members of our compensation committee. The compensation committee held one meeting and took two actions by unanimous written consent during 2007. This committee administers the 1992 and 1999 stock option plans and our new 2006 incentive compensation plan and has the power and authority to (a) determine the persons to be awarded options and the terms thereof and (b) construe and interpret the 1992 and 1999 stock option plans and the new 2006 incentive compensation plan. This committee is also responsible for the final review and determination of executive compensation.

All members of the compensation committee are considered independent under Nasdaq’s independence rules. This committee is governed by a charter which is available on our website at www.devc.com. A copy of this charter may be obtained for no cost upon request from our Corporate Secretary. The information contained in our internet website is not incorporated into this annual report.

Nominating Committee and Procedures

Messrs. Benejam, Cunningham and Karnes are the members of our nominating committee. The nominating committee held no meetings during 2007. The purpose of this committee is to define the basic responsibilities and qualifications of individuals nominated and elected to serve as members of our board of directors, to identify and nominate individuals qualified to become directors in accordance with these policies and guidelines and to oversee the selection and composition of committees of our board of directors. The nominating committee is governed by a charter adopted by Devcon’s board of directors. This charter is available on our website at www.devc.com.

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

Personal Loans to Executive Officers and Directors

We comply with, and will operate in a manner consistent with, legislation prohibiting extensions of credit in the form of a personal loan to or for our directors and executive officers. For information on arrangements currently have in place, see “Item 13— Certain Relationships and Related Transactions”.

Communications with Shareholders

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

To management’s knowledge, based solely on review of the copies of these reports furnished and representations that no other reports were required, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than 10 percent beneficial owners were in compliance, with the exception of W. Douglas Pitts who failed to timely file one Form 4 disclosing one transaction, which failure resulted from software problems.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis, or CD&A, describes the material elements of compensation for the Devcon executive officers identified in the Summary Compensation Table. We refer to these officers as the named executive officers. As more fully described in this CD&A, the Compensation Committee of the Board, or the committee, makes all decisions for the total direct compensation—that is, the base salary, bonus awards, stock options and other equity compensation—of our executive officers, including the named executive officers with the exception of our Acting Chief Executive Officer and our President. The committee’s recommendations for the total direct compensation of our Chief Executive Officer are subject to approval of the Board of Directors. Our Acting Chief Executive Officer and our President are principals in Royal Palm Capital Partners and are not currently paid a base salary by Devcon. Instead, they derive compensation from the payments made under the management agreement with Royal Palm Capital Partners. See “New Executive Officers; Royal Palm Management Agreement” below.

The day-to-day design and administration of savings, health, welfare and paid time-off plans and policies applicable to salaried U.S.-based employees in general are handled by teams of our Human Resource and Finance employees. The committee (or Board) remains responsible for certain fundamental changes outside the day-to-day requirements necessary to maintain these plans and policies.

Devcon’s Business Environment

We are a leading regional provider of electronic security alarm monitoring services, including monitoring of burglary, fire, medical, environmental, video and CCTV, and security access systems to residential, both single and multi-family homes, financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of government departments and healthcare and educational facilities. We also have wholesale customers, where we monitor security systems on behalf of independent security companies. We believe the electronic security systems monitoring industry presents an attractive opportunity for predictable recurring revenues. Our electronic security services business operates primarily in the state of Florida and in the New York City metropolitan area.

We were incorporated in Florida in 1951 as Zinke-Smith, Inc. and adopted our present name in October 1971. Our stock has been publicly traded on the Nasdaq Global Market System since March 1972. Until 2004, our construction and materials operations were our primary operations. As previously discussed, however, between 2002 and 2004, our management engaged in a review of strategic alternatives to enter into new lines of business that had a prospect of providing predictable, recurring revenue. In April 2005, we began a process of reviewing in detail the operations of our materials and construction businesses, which were incurring operating losses. This strategic review and shift in operational focus resulted in a series of acquisitions and divestitures which together allowed us to pursue our objective of divesting ourselves of our construction and materials operations and becoming a large regional provider of electronic security services. These acquisitions and divestitures are described in detail elsewhere in this annual report.

Compensation Program Objectives and Rewards

Devcon’s compensation and benefits programs are driven by Devcon’s business environment and are designed to enable us to achieve our strategic goals. The programs’ objectives are to:

•	Reflect Devcon’s position as an emerging leader in the Southeast and New York metro area for providing electronic security services;

•

Enable Devcon to fulfill its strategic goals of becoming a “pure play” electronic security services company with the orderly divestiture of its construction and materials operations, as well as the completion of acquisitions sufficient to create a platform on which Devcon may build its electronic security services operation;

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

The Elements of Devcon’s Compensation Program

With the exception of our Acting Chief Executive Officer and our President, each of the named executive officers was party to an employment agreement with our company (except Mr. Hare, who was subject to an employment offer letter), which set forth the base salary for the respective named executive officer, subject to adjustment by the committee and the Board. The agreements stipulated an annual base salary with merit increases and bonuses as determined by the committee. The initial base salary under each of these employment agreements was based upon determinations representing multiple factors, including to some extent in certain cases:

a)	the base salary being earned by the executive at their last place of employ;

b)	salaries paid to executives at comparable companies;

c)	individual negotiations between the company and the executive; and

d)	appropriate adjustments made to take into account the growing nature of our company.

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

With the exception of our Acting Chief Executive Officer and our President, the committee determines base salaries for other executive officers, including the named executive officers, towards the end of every year. Our acting chief executive officer proposes new base salary amounts based on:

•	his evaluation of individual performance and expected future contributions;

•	job level, individual performance and overall company performance (including our historic and projected performance, sales, earnings, financial condition and return on equity and economic conditions);

•	a review of the survey data discussed above to ensure competitive compensation against the external market generally defined as the peer companies;

•	our chief executive officer’s own knowledge of the electronic security services industry ; and

•	comparison of the base salaries of the executive officers who report directly to the chief executive officer to ensure internal equity.

Base salaries paid to executive officers are deductible for federal income tax purposes except to the extent that the executive is a covered employee under Section 162(m) of the Internal Revenue Code—generally, the named executive officers from year to year—the executive’s aggregate compensation which is subject to Section 162(m) exceeds $1 million. No employee received base salary in excess of $1 million in 2007.

Base salary and bonus payments are the only elements of compensation that are used in determining the amount of contributions permitted under our 401(k) Plan.

Bonus Awards

In the first quarter of 2007, we paid each of Messrs. Ruzika, Hare and Lakey certain severance or consulting payments in connection with their separation from the Company. In addition, in the first quarter of 2008, we paid Mr. Schiller certain separation payments in connection with his separation from the Company. See “Separation, Consulting and Change in Control Arrangements” below. These payments were negotiated amounts determined by management to be necessary to retain certain covenants (e.g., noncompete, nonsolicit, nondisparagement, confidentiality, etc.) and to help obtain releases from liability and obligations that management felt were useful to helping Devcon continue the pace of its growth efforts. In addition, each agreement contained an agreement from the executive to continue to provide certain consulting services to Devcon for a period after termination of the executive’s employment. We believe these consulting arrangements will allow for a smoother transition, providing less disruption to Devcon’s main focus and the achievement of its strategic goals.

Long-Term Incentive Plan

Our 2006 Incentive Compensation Plan provides for the granting of long-term incentive awards; however, to date, we have not granted any such long-term incentive awards. The committee continues to examine the desirability of implementing such a plan to more appropriately align the interests of our executive officers with our long-term success.

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

No Backdating or Spring Loading: Devcon does not backdate options or grant options retroactively. On February 23, 2007, June 25, 2007, June 29, 2007, October 4, 2007 and October 11, 2007, we granted options to purchase an aggregate of 215,000 shares of our common stock to various directors, officers, employees and advisors, which options were made at the fair market value on the grant date. In addition, we do not plan to coordinate grants of options so that they are made before announcement of favorable information, or after announcement of unfavorable information. Devcon’s options are granted at fair market value on a fixed date or event, with all required approvals obtained in advance of or on the actual grant date. All grants to executive officers require the approval of the committee. The timing of such grants is at the discretion of the committee; however, traditionally, initial grants of options occur at the date of initial employment.

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

Grants are generally made to the named executive officers as part of an annual process. In October, 2007, annual grants of options described in the Summary Compensation Table were made by the committee to the named executive officers. The stock option grants were immediately vested and expire in ten years from the grant date.

Stock Ownership Guidelines

Although we encourage members of our senior management to hold positions in our common stock, we do not currently have requirements in place to this effect. Notwithstanding the lack of requirements, as disclosed in this annual report, our Acting Chief Executive Officer, Richard C. Rochon, beneficially owns, via direct ownership and control over RPCP Investments LLLP, 83,333 shares of our common stock (863,999 shares when taking into account immediately exercisable warrants and options which are beneficially held by Mr. Rochon and RPCP), further aligning his interests with those of our shareholders. See “New Executive Officers; Royal Palm Management Agreement” below.

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

Benefits

With the exception of our Acting Chief Executive Officer and our President who are not employees of Devcon and are therefore not eligible to participate, as salaried, U.S.-based employees, the named executive officers participate in a variety of retirement, health and welfare, and paid time-off benefits designed to enable us to attract and retain our workforce in a competitive marketplace. Health and welfare and paid time-off benefits help ensure that we have a productive and focused workforce through reliable and competitive health and other benefits. Savings plans help employees, especially long-service employees, save and prepare financially for retirement.

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

We provided the following perquisites during 2007, all of which are quantified in the Summary Compensation Table:

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

Severance Benefits. From time to time, we may terminate employment due to reorganization or a reduction in our workforce and, in such circumstances, we may consider payment of severance. Any such payment is entirely discretionary on our part and would be accompanied by a general release from the separated employees. As we consider it likely that it will take more time for higher-level employees to find new employment, and therefore senior management generally are paid severance. Such severance may provide an amount measured by previous annual bonuses to recognize the separated employee’s efforts undertaken during the time he or she was employed by us. It also may provide different levels of protection from a health and welfare benefit perspective, taking into account a person’s age and service, and also whether or not he or she is then eligible to retire. Additional payments may be permitted in some circumstances as a result of negotiations with executives, especially where we desire particular nondisparagement, cooperation with litigation, noncompetition and nonsolicitation terms and releases.

For example, as previously disclosed and discussed below, on January 22, 2007, Mr. Ruzika resigned from his position as our Chief Executive Officer. On January 26, 2007, we entered into an Advisory Services Agreement with Mr. Ruzika, which became effective on January 22, 2007, and outlined the terms of his separation as well as a consulting arrangement under which Mr. Ruzika would remain involved with us in an advisory capacity. Under the terms of this Advisory Services Agreement, effective as of January 22, 2007, the Amended and Restated Employment Agreement, dated as of June 7, 2004, by and between Mr. Ruzika and Devcon terminated and Mr. Ruzika resigned all of his positions as an officer of Devcon and as an officer and director, as applicable, of each of Devcon’s affiliates. Mr. Ruzika will be paid salary earned and reasonable expenses reimbursable under the Employment Agreement incurred through January 22, 2007, which amounts equaled $38,667.38 and an amount equal to $10,416.67 per month for a term of one year under the Advisory Services Agreement. In addition, to the extent permitted under our welfare benefit plans, Mr. Ruzika will remain a participant until the Advisory Services Agreement terminates. At the end of such term, the Advisory Services Agreement shall be automatically renewed on a month to month basis unless terminated by either us or Mr. Ruzika upon sixty (60) days notice. The Advisory Services Agreement includes a release by each of us and Mr. Ruzika of claims that either party may have against the other in respect of Mr. Ruzika’s employment or the termination of such employment, as well as covenants relating to non-competition or non-solicitation of employees by Mr. Ruzika, protection of our proprietary and confidential information, non-disparagement by each of Mr. Ruzika and Devcon and other matters. We incurred charges of $114,583.37 in connection with the Advisory Services Agreement in 2007. The Advisory Services Agreement was not renewed and expired on its anniversary.

Also, as previously disclosed and discussed below, on February 9, 2007, Mr. Hare resigned from all positions held by him with us and our subsidiaries, including as Chief Financial Officer of Devcon. On February 14, 2007, we entered into a Separation Agreement with Mr. Hare outlining the terms of his separation from Devcon as well as a consulting arrangement pursuant to which Mr. Hare would be available to us in a consulting capacity. Under the terms of the Separation Agreement, the Employment Letter issued as of November 28, 2005 to Mr. Hare by Devcon terminated, effective as of February 9, 2007, and Mr. Hare resigned all of his positions as an officer of ours and as an officer and director, as applicable, of each of our affiliates. Under the terms of the Separation Agreement, Mr. Hare will be paid salary earned and reasonable expenses reimbursable under the Employment Letter incurred through February 14, 2007, which amounts equaled $36,541.18 and an aggregate amount equal to $100,000 payable in installments the timing of which shall be monthly over a six month period. The Separation Agreement includes a release by each of Devcon and Mr. Hare of claims that either party may have against the other in respect of Mr. Hare’s employment or the termination of such employment, as well as covenants relating to non-competition or non-solicitation of employees by Mr. Hare, protection of our proprietary and confidential information, non-disparagement by Mr. Hare and other matters. We incurred charges of $136,541.18 in connection with the Separation Agreement in 2007.

Also, as previously disclosed and discussed below, on January 16, 2008, Mr. Schiller resigned from all positions held by him with us and our subsidiaries, including as Chief Financial Officer of Devcon. On January 30, 2008, we entered into a Separation

Agreement with Mr. Schiller outlining the terms of his separation from Devcon as well as a consulting arrangement pursuant to which Mr. Schiller would be available to us in a consulting capacity. Under the terms of the Separation Agreement, Mr. Schiller’s employment with Devcon terminated, effective as of January 30, 2008, and Mr. Schiller resigned all of his positions as an officer of ours and as an officer and director, as applicable, of each of our affiliates. Under the terms of the Separation Agreement, Mr. Schiller will be paid salary earned and reasonable expenses reimbursable incurred through January 30, 2008, which amounts we estimated equaled $16,357.46 and an aggregate amount equal to $31,576.92 payable in installments the timing of which shall be biweekly over a two month period. The Separation Agreement includes a release by Mr. Schiller of claims that he may have against the company in respect of Mr. Schillers’ employment or the termination of such employment, as well as covenants relating to non-competition or non-solicitation of employees by Mr. Schiller, protection of our proprietary and confidential information, non-disparagement by Mr. Schiller and other matters. We anticipate taking a charge of $31,576.92 in connection with the Separation Agreement in the first quarter of 2008.

In June 2000, we entered into an amended Life Insurance and Salary Continuation Agreement with Donald L. Smith, Jr., our former Chairman, Chief Executive Officer and President. Mr. Smith will receive a retirement benefit upon the sooner of his retirement from his position after March 31, 2003, or a change in control of Devcon. Benefits to be received will equal 75 percent of his base salary and will continue for the remainder of his life. In the event that a spouse survives him, then the surviving spouse will receive a benefit equal to 100 percent of his base salary for the shorter of five years or the remainder of the surviving spouse’s life. Mr. Donald L. Smith, Jr. retired in 2005 and we recognized in 2005 the net present value of the retirement obligation based on Mr. Smith’s then current salary of $338,400 per annum. During 2007, Mr. Smith received $256,303 in retirement payments under this agreement.

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

Mr. Godsey’s employment agreement with one of our subsidiaries provides that, if we terminate the agreement (which includes failing to renew the agreement after its initial three year term) without cause, Mr. Godsey terminates the agreement with cause or Mr. Godsey fails to renew the agreement, we are required to pay Mr. Godsey severance payments at the rate of his salary in effect on the date of termination for one year, payable in accordance with our usual payroll schedule. If Mr. Godsey terminates his employment with us within one year of a change in control with cause, he would be entitled to the one year of severance payments described above. However, no transaction would be considered to be a change in control for purposes of triggering these severance obligations if the transaction in question involved the security services industry or if procured by Mr. Ruzika, Richard C. Rochon, Mario B. Ferrari, Coconut Palm Capital Partners, Ltd. or any affiliate of theirs.

Mr. Schiller’s employment agreement with one of our subsidiaries provided that, if within three months of a change of control, Mr. Schiller’s employment was terminated by us without cause or Mr. Schiller terminated his employment voluntarily, he would receive a lump sum payment equal to his current base salary. The Employment Agreement defines a “Change of Control” as (i) our selling or transferring substantially all of our assets or (ii) any consolidation or merger or other business combination involving us where our shareholders would not, immediately after such business combination, beneficially own, directly or indirectly, shares representing fifty percent (50%) of the combined voting power of the surviving entity.

Mr. McIntosh’s employment agreement with one of our subsidiaries provides that, if within three months of a change of control, Mr. McIntosh’s employment is terminated by us without cause or Mr. McIntosh terminates his employment voluntarily, he would receive a lump sum payment equal to his current base salary. The Employment Agreement defines a “Change in Control” as (i) our selling or transferring substantially all of our assets or (ii) any consolidation or merger or other business combination involving us where our shareholders would not, immediately after such business combination, beneficially own, directly or indirectly, shares representing fifty percent (50%) of the combined voting power of the surviving entity.

With the exception of Mr. Godsey’s and Mr. McIntosh’s agreements, none of these employment agreements are in effect any longer because, as described above and below, Mr. Ruzika resigned from his position with Devcon., Mr. Lakey’s employment agreement expired by its own terms on January 31, 2007, and Mr. Schiller resigned from his position with Devcon.

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

On April 30, 2007, our Board of Directors appointed Mr. Farenhem to the position of our President. Also on April 30, 2007, our Board of Directors appointed Mr. Schiller to the position of our Chief Financial Officer.

As previously disclosed, on January 16, 2008, Mr. Schiller resigned from all positions held by him with us and our subsidiaries, including as Chief Financial Officer of Devcon. On January 23, 2008, our Board of Directors appointed Mark M. McIntosh to the position of our Chief Financial Officer.

Except for the Management Services Agreement with Royal Palm Capital Management described above, neither Mr. Farenhem nor Mr. Rochon have employment, severance or any other type of agreement with Devcon. Mr. Rochon and Mr. Farenhem do not currently collect a salary in connection with their roles as Acting Chief Executive Officer and President.

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

Summary Compensation Table

The following Summary Compensation table sets forth information regarding compensation earned by, awarded to or paid to our Named Executive Officers during fiscal 2007 and fiscal 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Richard C. Rochon - Acting Chief Executive Officer	2007	—	—	—	90,371	(2)	—	—	29,000	(3)	119,371
	2006	—	—	—	12,885	(4)	—	—	12,750	(3)	25,635
Stephen J. Ruzika - Former Chief Executive Officer	2007	37,500	—	—	—		—	—	115,751	(5)	153,251
	2006	325,000	—	—	53,687	(4)	—	—	16,234	(6)	394,921
Robert C. Farenhem - President Devcon International Corp.	2007	—	—	—	90,371	(2)	—	—	—	(13)	90,371
	2006	—	—	—	—		—	—	—	(13)	—
Robert W. Schiller - Former Chief Financial Officer	2007	159,615	—	—	40,885	(7)	—	—	2,692	(8)	203,192
	2006	—	—	—	—		—	—	—		—
George M. Hare- Former Chief Financial Officer	2007	33,077	—	—	—		—	—	103,464	(9)	136,541
	2006	200,000	—	—	107,373	(4)	—	—	45,149	(10)	352,522
J. Keith Godsey - President Devcon Security Services Corp	2007	207,161	20,000	—	—		—	—	53,285	(11)	280,446
	2006	195,857	10,000	—	42,949	(4)	—	—	14,091	(12)	262,897

(1)	Represents discretionary bonuses paid to the named executive officers during 2007 and 2006. See “Compensation Discussion and Analysis”.
(2)	Represents the grant date expense of stock options to purchase shares of common stock granted in October 2007 at 1.80742 per share, as determined pursuant to FAS 123R.
(3)

Represents amounts paid to Mr. Rochon for his duties as a Company Director during 2007 and 2006. Excludes management fees paid to Royal Palm Capital Management, LLP as described in item 13, certain relationships and related transactions.

(4)	Represents the grant date expense of stock options to purchase shares of common stock granted in November 2006 at 2.14746 per share, as determined pursuant to FAS 123R
(5)	Represents amount paid to Mr. Ruzika in connection with the Advisory Services Agreement of $114,583 and an auto allowance of $1,168.
(6)	Represents amount paid on behalf of Mr. Ruzika in relation to his family’s medical and dental benefits ($5,434). Additionally, Mr. Ruzika was paid an auto allowance of $10,800.
(7)

Represents the grant date expense of stock options to purchase shares of common stock granted in February 2007 at 1.63193 per share and in June 2007 at $1.64060 per share, as determined pursuant to FAS 123R. Mr. Schiller’s option awards were forfeited as of his resignation on January 16, 2008.

(8)	Represents amounts paid for Mr. Schiller representing the employer matching portion with relation to Mr. Schiller’s 401(k) contributions.
(9)

Represents amounts paid to Mr. Hare in connection with the Separation Agreement of $100,000 and amounts paid on behalf of Mr. Hare in relation to his club memberships ($893), apartment rental ($1,625), utilities and furniture rental ($277) and non-business related air travel ($669).

(10)

Represents amounts paid on behalf of Mr. Hare in relation to his automobile ($5,154), club memberships ($5,400), apartment rental ($18,843), utilities and furniture rental ($5,572) and non-business related air travel ($10,180).

(11)

Represents amounts paid on behalf of Mr. Godsey in relation to his family’s medical and dental benefits ($4,025), apartment rental ($26,220), auto allowance ($9,600), non-business related air travel ($6,690), and employer matching portion of Mr. Godsey’s 401 (k) contributions ($6,750).

(12)	Represents amounts paid on behalf of Mr. Godsey in relation to his auto allowance ($7,477) and employer matching portion of Mr. Godsey’s 401 (k) contributions ($6,614).
(13)	Excludes management fees paid to Royal Palm Capital Management, LLP as described in item 13, certain relationships and related transactions.

Grants of Plan-Based Awards Table

The following Grants of Plan-Based Awards Table sets forth by individual grant, the equity and non-equity awards granted to the named executive officers for the fiscal year ended December 31, 2007.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Target (#)
Richard C. Rochon - Acting Chief Executive Officer	10/2007	n/a	n/a	n/a	n/a	n/a	50,000	3.39	90,371

Stephen J. Ruzika - Former Chief Executive Officer	—	n/a	n/a	n/a	n/a	n/a	—	—	—

Robert C. Farenhem - President Devcon International Corp.	10/2007	n/a	n/a	n/a	n/a	n/a	50,000	3.39	90,371
Robert W. Schiller - Former Chief Financial Officer	02/2007	n/a	n/a	n/a	n/a	n/a	15,000	4.15	24,479
	06/2007	n/a	n/a	n/a	n/a	n/a	10,000	3.30	16,406
George M. Hare - Former Chief Financial Officer	—	n/a	n/a	n/a	n/a	n/a	—	—	—

J. Keith Godsey - President Devcon Security Services Corp.	—	n/a	n/a	n/a	n/a	n/a	—	—	—

Option Exercises and Stock Vested

No stock appreciation rights were granted or are outstanding. No stock options were exercised by any of the named executive officers during 2007.

Employment Agreements

In June 2000, we entered into an amended Life Insurance and Salary Continuation Agreement with Donald L. Smith, Jr., our former Chairman, Chief Executive Officer and President. Mr. Smith will receive a retirement benefit upon the sooner of his retirement from his position after March 31, 2003, or a change in control of Devcon. Benefits to be received will equal 75 percent of his base salary and will continue for the remainder of his life. In the event that a spouse survives him, then the surviving spouse will receive a benefit equal to 100 percent of his base salary for the shorter of five years or the remainder of the surviving spouse’s life. Mr. Donald L. Smith, Jr. retired in 2005 and we recognized the net present value of the retirement obligation based on Mr. Smith’s then current salary of $338,400 per annum. During 2007, Mr. Smith received $256,303 in retirement payments under this agreement.

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

On January 22, 2007, Mr. Ruzika resigned from his position as our Chief Executive Officer. On January 26, 2007, we entered into an Advisory Services Agreement with Mr. Ruzika, which became effective on January 22, 2007, and outlined the terms of his separation from us as well as a consulting arrangement pursuant to which Mr. Ruzika would remain involved with us in an advisory capacity. Under the terms of the Advisory Services Agreement, effective as of January 22, 2007, Mr. Ruzika’s employment agreement with us terminated and Mr. Ruzika resigned all of his positions as an officer of Devcon and as an officer and director, as applicable, of each of our affiliates. Mr. Ruzika will be paid salary earned and reasonable expenses reimbursable under his employment agreement incurred through January 22, 2007, which amounts we estimate equal $38,667.38 and an amount equal to $10,416.67 per month for a term of one year under the Advisory Services Agreement. In addition, to the extent permitted under our welfare benefit plans, Mr. Ruzika will remain a participant until the Advisory Services Agreement terminates. At the end of this term, the Advisory Services Agreement shall be automatically renewed on a month to month basis unless terminated by either us or Mr. Ruzika upon sixty (60) days notice. The Separation Agreement includes a release by each of us and Mr. Ruzika of claims that either party may have against the other in respect of Mr. Ruzika’s employment or the termination of such employment, as well as covenants relating to non-competition or non-solicitation of employees by Mr. Ruzika, protection of our proprietary and confidential information, non-disparagement by each of Mr. Ruzika and us and other matters.

On February 9, 2007, Mr. Hare resigned from all positions held by him with us and our subsidiaries, including as Chief Financial Officer. On February 14, 2007, we entered into a Separation Agreement with Mr. Hare outlining the terms of his separation from us as well as a consulting arrangement under the terms of which Mr. Hare would be available to us in a consulting capacity. Under the terms of the Separation Agreement, the Employment Letter issued as of November 28, 2005 to Mr. Hare by us terminated, effective as of February 9, 2007, and Mr. Hare resigned all of his positions as an officer of Devcon and as an officer and director, as applicable, of each of our affiliates. Under the terms of the Separation Agreement, Mr. Hare will be paid salary earned and reasonable expenses reimbursable under the Employment Letter incurred through February 14, 2007, which amounts equaled $36,541.58 and an aggregate amount equal to $100,000 payable in installments the timing of which shall be monthly over a six month period. The Separation Agreement includes a release by each of Devcon and Mr. Hare of claims that either party may have against the other in respect of Mr. Hare’s employment or the termination of such employment, as well as covenants relating to non-competition or non-solicitation of employees by Mr. Hare, protection of our proprietary and confidential information, non-disparagement by Mr. Hare and other matters. We incurred charges of $136,541.58 in connection with the Separation Agreement in 2007.

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

On April 27, 2007, Mr. Lakey resigned from his position as our Chief Operating Officer and President—Construction and Materials. On April 27, 2007, we entered into an Advisory Services Agreement with Mr. Lakey, which became effective on such date, and outlined the terms of his separation from us as well as a consulting arrangement pursuant to which Mr. Lakey would remain involved with us in an advisory capacity. Under the terms of the Advisory Services Agreement, Mr. Lakey resigned all of his positions as an officer of Devcon and as an officer and director, as applicable, of each of our affiliates. Mr. Lakey will be paid salary, automobile insurance and accrued vacation earned in the amounts of $4,134.62, $150.00 and $13,230.77, respectively, and reasonable expenses reimbursable under his employment agreement incurred through April 27, 2007, which amounts we estimate equal $355. In addition, in return for the Advisory Services, the Advisory Services Agreement provides that we will pay Mr. Lakey the following amounts:

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

At the end of the initial three-month term, the Advisory Services Agreement renewed on a month to month basis until its termination on October 16, 2007. The Advisory Services Agreement includes a release by each of us and Mr. Lakey of claims that either party may have against the other in respect of Mr. Lakey’s employment or the termination of such employment, as well as covenants relating to protection of our proprietary and confidential information, non-disparagement by each of Mr. Lakey and us and other matters.

On October 19, 2006, we entered into an employment agreement with J. Keith Godsey. Under the terms of Mr. Godsey’s employment agreement, we agreed to pay Mr. Godsey an annual salary equal to $207,000 plus any bonuses which the compensation committee of our board of directors determined to pay him in its sole discretion. In addition to this salary, Mr. Godsey is entitled to participate in any bonus plan, incentive compensation program or incentive stock option plan or other employee benefits we provided to our other similarly situated executives, on the terms and at the level of participation determined by our compensation committee. In addition, Mr. Godsey was granted 20,000 options with an exercise price of $5.51 per share in November, 2006. These options vest in equal annual installments from the grant date over a three year period. The employment agreement has a term of three years; however, this term could be extended by the parties in writing in a separate instrument. Either Mr. Godsey or our company can terminate the employment agreement for any reason upon sixty (60) days prior written notice to the other. However, if we terminate the agreement (which includes failing to renew the agreement after the initial three years) without cause, Mr. Godsey terminates the agreement with cause or Mr. Godsey fails to renew the agreement, we are required to pay Mr. Godsey severance payments at the rate of his salary in effect on the date of termination for one year, payable in accordance with our usual payroll schedule. In the event of specified changes in control of us, all options previously granted to Mr. Godsey would automatically vest and if Mr. Godsey terminated his employment with us within one year of this change in control with cause, he would be entitled to the one year of severance payments described above. However, no transaction would be considered to be a change in control for purposes of triggering these severance obligations if the transaction in question involved the security services industry or if procured by Mr. Ruzika, Richard C. Rochon, Mario B. Ferrari, Coconut Palm Capital Partners, Ltd. or any affiliate of theirs. Mr. Godsey is also subject to a two-year non-compete covenant to the extent his employment is terminated (including not renewing his employment agreement) in a manner that does not entitle him to the severance payments described above. Mr. Godsey is also subject to a one-year non-compete covenant to the extent his employment is terminated (including not renewing his employment agreement) in a manner that does entitle him to the severance payments described above; however, if we fail to make these severance payments, Mr. Godsey’s non-compete obligations will no longer be in effect.

As previously disclosed, on February 13, 2007, we entered into an employment agreement with Robert W. Schiller as our Vice President of Finance. Under the terms of Mr. Schiller’s employment agreement, we agreed to pay Mr. Schiller an annual salary equal to $175,000 (later amended to $200,000 upon his appointment by our board of directors to the position of our Chief Financial Officer) plus any bonuses which the compensation committee of our board of directors determined to pay him in its sole discretion. In addition to this salary, Mr. Schiller was entitled to participate in any bonus plan, incentive compensation program or incentive stock option plan or other employee benefits we provided to our other similarly situated executives, on the terms and at the level of participation determined by our compensation committee. In addition, Mr. Schiller was granted 15,000 options with an exercise price of $4.15 per share upon the effectiveness of the employment agreement. Upon his appointment to the position of our Chief Financial Officer, Mr. Schiller was granted a further 10,000 options with an exercise price of $3.10 per share. Any options granted under these plans vested in equal annual installments over a three year period from the date of initial option grant issuance. The employment agreement had no termination date as Mr. Schiller was an “at will” employee. However, in the event of specified changes in control of us, all options previously granted to Mr. Schiller would automatically vest and if Mr. Schiller terminated his employment with us within one year of this change in control with cause, he would be entitled to a lump sum severance payment equal to one year’s salary.

On January 16, 2008, Mr. Schiller resigned from his position as our Chief Financial Officer. On January 30, 2008, we entered into a Separation Agreement with Mr. Schiller outlining the terms of his separation from Devcon as well as a consulting arrangement pursuant to which Mr. Schiller would be available to us in a consulting capacity. Under the terms of the Separation Agreement, Mr. Schiller’s employment with Devcon terminated, effective as of January 30, 2008, and Mr. Schiller resigned all of his positions as an officer of ours and as an officer and director, as applicable, of each of our affiliates. Under the terms of the Separation Agreement, Mr. Schiller will be paid salary earned and reasonable reimbursable expenses incurred through January 30, 2008, which amounts we estimated equaled $16,357.46 and an aggregate amount equal to $31,576.92 payable in installments the timing of which shall be biweekly over a two month period. The Separation Agreement includes a release by Mr. Schiller of claims that he may have against the company in respect of Mr. Schillers’ employment or the termination of such employment, as well as covenants relating to non-competition or non-solicitation of employees by Mr. Schiller, protection of our proprietary and confidential information, non-disparagement by Mr. Schiller and other matters.

On February 11, 2008, we entered into an employment agreement with Mark M. McIntosh as our Chief Financial Officer. Under the terms of Mr. McIntosh’s employment agreement, we agree to pay Mr. McIntosh an annual salary equal to $200,000 plus any bonuses which the compensation committee of our board of directors determine to pay him in its sole discretion. In addition to this salary, Mr. McIntosh is entitled to participate in any bonus plan, incentive compensation program or incentive stock option plan or other employee benefits we provide to our other similarly situated executives, on the terms and at the level of participation determined by our compensation committee. In addition, Mr. McIntosh was granted 15,000 options with an exercise price of $2.57 per share upon the effectiveness of the employment agreement. Any options granted under these plans vest in equal annual installments over a three year period from the date of initial option grant issuance. The employment agreement has no termination date as Mr. McIntosh is an “at will” employee. However, in the event of specified changes in control of us, all options previously granted to Mr. McIntosh would automatically vest and if Mr. McIntosh terminates his employment with us within one year of this change in control with cause, he would be entitled to a lump sum severance payment equal to one year’s salary.

Stock Option Plan

On September 22, 2006, our board of directors adopted the Devcon International Corp. 2006 Incentive Compensation Plan, which was approved by our shareholders on November 10, 2006. This plan is the only plan under which we currently issue stock options. Under this plan, our compensation committee has the authority to grant stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property to key employees, directors, consultants and independent. The effective date of this plan was September 22, 2006. As of March 31, 2007, options to purchase an aggregate of 346,500 shares of our common stock were outstanding under this plan, and options to purchase an aggregate of 59,700 shares of our common stock were outstanding under our other stock option plans.

Shares Available for Awards; Annual Per-Person Limitations. Under the 2006 Incentive Compensation Plan, the total number of shares of common stock that may be subject to the granting of options under the plan at any time during the term of the plan is equal to 800,000 shares, plus the number of shares with respect to which awards previously granted thereunder that terminate without being exercised, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. The total number of shares of our common stock that may be granted under the 2006 Incentive Compensation Plan represents approximately 13.2% of the issued and outstanding shares, on a fully diluted, fully converted basis as of March 7, 2008.

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

Eligibility. The persons eligible to receive awards under the 2006 Incentive Compensation Plan are our officers, directors, employees, consultants and other persons who provide services to us or any related entities. An employee on leave of absence may be considered as still in our employ or in the employ of a related entity for purposes of eligibility for participation in the 2006 Incentive Compensation Plan. As of March 7, 2008, approximately 690 persons are eligible to participate in the plan.

On April 1, 1999, our board of directors adopted the Devcon International Corp. 1999 Stock Option Plan, which was approved by our shareholders on June 10, 1999. The 1999 Stock Option Plan was subsequently amended by our board of directors on April 21, 2003, which amendment was approved by our shareholders on June 6, 2003. Under this plan, our compensation committee had the authority to grant incentive stock options and non-qualified stock options to key employees, directors, consultants and independent contractors and these options may be exercised using loans from us or shares of our common stock that are already owned by the holder. The effective date of this plan was April 1, 1999. As of March 7, 2008, options to purchase an aggregate of 54,000 shares of our common stock were outstanding under this plan. The 1999 Stock Option Plan has been superseded by the 2006 Incentive Compensation Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for the named executive officers as of December 31, 2007, concerning outstanding awards representing potential amounts that may be received in the future, including the amount of securities underlying exercisable and unexercisable options. No stock appreciation rights are outstanding.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Richard C. Rochon - Acting Chief Executive Officer	50,000	(1)	—		3.39	Oct 2017
	6,000	(2)	—		5.51	Nov 2016
	8,000	(3)	—		12.00	Jul 2014
Stephen J. Ruzika - Former Chief Executive Officer	—		—		—	—
Robert C. Farenhem - President Devcon International Corp.	50,000	(1)	—		3.39	Oct 2017

Robert W. Schiller - Former Chief Financial Officer	— —		15,000 10,000	(4) (5)	4.15 3.30	Feb 2017 Jun 2017
George M. Hare - Former Chief Financial Officer	—		—		—	—

J. Keith Godsey - President Devcon Security Services Corp.	—		—		—	—

(1)	Stock options granted on October, 2007, and vest 100% immediately.
(2)	Stock options granted November, 2006, and vest 100% immediately.
(3)	Stock options granted July, 2004, and vest 100% immediately
(4)	Stock options granted February, 2007, and vest 33.33% annually, beginning on the first anniversary date of the date of grant. Stock options have been forfeited as of Mr. Schiller’s resignation on January 16, 2008.
(5)	Stock options granted June, 2007, and vest 33.33% annually, beginning on the first anniversary date of the date of grant. Stock options have been forfeited as of Mr. Schiller’s resignation on January 16, 2008.

Retirement Plan and Post-Employment

The Company does not maintain a pension plan or other non-qualified deferred compensation plan for its named executive officers.

There have been no terminations of named executive officers during the year ended December 31, 2007. However, we have entered into various separation or advisory services agreements with each of Messrs. Ruzika and Hare upon their resignations from our company in 2007 and Mr. Schiller upon his resignation from our company in 2008. See “Employment Agreements” for a description of the terms of these agreements.

Compensation Committee Interlocks and Insider Participation

Our compensation committee members are W. Douglas Pitts, Per-Olof Lööf and Donald Karnes.

No member of our compensation committee is currently an officer or an employee of ours. No executive officer of ours serves as a member of our compensation committee or on a board or committee of any entity one or more of whose executive officers serves as a member of our board of directors or compensation committee. There were no compensation committee interlocks during the fiscal year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information relating to the Company’s equity compensation plans as of December 31, 2007.

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under compensation plans (1)
Equity compensation plans:
Approved by shareholders	406,200	$4.60	448,500
Not approved by shareholders	—	$0.00	—
Total	406,200	$4.60	448,500

(1)	Excluding shares reflected in first column.

No employment or other agreements provide for the issuance of any shares of capital stock. There are no other options, warrants, or other rights to purchase securities of ours issued to employees and directors, other than options to purchase common stock issued under the 1986 Non-Qualified Stock Option Plan, the 1992 Directors Stock Option Plan, the 1992 Stock Option Plan, as amended, the 1999 Stock Option Plan, as amended, the 2006 Incentive Compensation Plan, Warrants issued in connection with the investment by Coconut Palm Capital Investors I, Ltd., Warrants issued in connection with the issuance of our Preferred Stock and Options to purchase 50,000 shares were issued to Matrix Desalination, Inc. at an exercise price of $6.38 in May 2003. The vesting of the options issued to Matrix was dependent on the consummation of certain investments for DevMat Utility Resources, LLC. For more information regarding the Company’s equity compensation plans, see Note 12, Stock Option Plans.

Repurchases of Company Shares

(a) None

(b) None

(c) Issuer Purchases of Equity Securities (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2007 to October 31, 2007	23	$3.17	23	$4,352
November 1, 2007 to November 30, 2007	100	$3.37	100	$4,015
December 1, 2007 to December 31, 2007	—	$—	—	$—

Total	123	$3.34	123

(1)	On July 24, 2007, the Company’s Board of Directors approved the repurchase of up to $5.0 million of its common stock between July 24, 2007 and December 31, 2008. At December 31, 2007, the Company had repurchased 286,300 of our common stock at an average price of $3.44 per share for an aggregate purchase price of $0.6 million. At December 31, 2007, the remaining authorized amount for stock repurchase under this plan was $4.01 million, which will terminate on December 31, 2008.

Security Ownership of Certain Beneficial Owners and Management

The following table shows as of March 7, 2008 (or such other date indicated in the footnotes below), the number of shares beneficially owned and the percentage ownership of the Company’s common stock, by the following:

(a)	each person known to management to own beneficially more than five percent of the outstanding shares of the Company’s common stock;

(b)	each of the Company’s directors;

(c)	each of the named executive officers; and

(d)	all of the Company’s directors and executive officers as a group.

	Common Stock Beneficially Owned (1) (2)
	Shares	Percent
Donald L Smith, Jr. (3)	1,325,174	21.73%
Smithcon Family Investments, Ltd. (4)	985,365	16.20%
Richard L. Hornsby (5)	89,499	1.47%
Gustavo R. Benejam (6)	30,000	*
W. Douglas Pitts (7)	29,000	*
Richard C. Rochon (8)	4,188,999	49.89%
Mario B. Ferrari (9)	4,019,000	49.61%
Per-Olof Lööf (10)	19,000	*
Stephen J. Ruzika (11)	562,088	8.70%
Donald K. Karnes (12)	64,116	1.05%
Coconut Palm Capital Investors I, Ltd. (13)	4,000,000	49.49%
CSS Group, Inc. (14)	325,000	5.07%
RPCP Investments, LLLP (15)	675,000	9.99%
Patricia L. Armstrong Trust (16)	372,659	6.13%
Robert C. Farenhem (17)	4,050,000	49.80%
P. Rodney Cunningham (18)	55,500	*
Mark M. McIntosh (19)	—	*
J. Keith Godsey (20)	20,000	*
HBK Investments L.P. (21)	674,327	10.18%
All directors and executive officers as a group (12 persons)	5,673,623	68.36%

*	Less than 1%
(1)	Unless otherwise indicated, the address of each of the beneficial owners is 595 South Federal Highway, Suite 500, Boca Raton, Florida 33432. Ownership percentages are calculated based on the number of shares outstanding less the treasury shares owned by the Company.
(2)	Unless otherwise indicated, each person or group has sole voting and investment power with respect to all such shares. For purposes of the following table, a person is deemed to be the beneficial owner of securities that can be acquired by the person upon the exercise of warrants or options within 60 days of the record date. Each beneficial owner’s percentage is determined by assuming that options or warrants that are held by the person, but not those held by any other person, and which are exercisable within 60 days of the date of this table, have been exercised.
(3)	Mr. Smith’s holdings consist of (i) 305,481 shares directly owned by Mr. Donald L. Smith, Jr., (ii) 985,365 shares held by Smithcon Family Investments, Ltd., an entity controlled by Smithcon Investments, Inc., a corporation that is wholly owned by Mr. Smith, (iii) 17,628 shares held by Smithcon Investments and (iv) 16,700 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of the date of this table.
(4)	All 985,365 shares held by Smithcon Family Investments, Ltd. are deemed beneficially owned by Donald L. Smith, Jr. and are included in the above table for each of Mr. Smith and Smithcon Family Investments, Ltd. See footnote (3) for a description of the relationship between Smithcon Family Investments, Ltd. and Mr. Smith.

(5)	Consists of (i) 78,499 shares directly owned by Mr. Hornsby and (ii) 11,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of the date of this table.
(6)	Consists of (i) 10,000 shares owned by Mr. Benejam and (ii) 20,000 shares issuable upon exercise of options that are currently exercisable.
(7)	Consists of (i) 17,000 shares owned by Mr. Pitts and (ii) 12,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of the date of this table.
(8)	Consists of (i) 83,333 shares owned by Mr. Rochon, (ii) 64,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of the date of this table and (iii) 41,666 shares issuable upon exercise of currently exercisable warrants. Additionally, includes 675,000 shares of common stock issuable upon exercise of currently exercisable warrants, all of which are owned of record and beneficially by RPCP Investments, LLLP. Assumes beneficial ownership of such shares is attributed to Mr. Rochon due to Mr. Rochon’s status as an officer and a director of RPCP Investments, Inc., the general partner of RPCP Investments, LLLP, and the resulting power to direct the voting of any shares of common stock that may be deemed to be beneficially owned by RPCP Investments, LLLP of this table. Mr. Rochon disclaims beneficial ownership of these shares. Also includes 2,000,000 shares of common stock (including the 83,333 noted above) and an additional 2,000,000 shares of common stock issuable upon exercise of currently exercisable warrants (including the 41,666 warrants and the RPCP warrants noted above), all of which are beneficially owned, but not owned of record, by Coconut Palm Capital Investors I, Ltd. Coconut Palm Capital Investors I, Ltd.’s beneficial ownership of these shares and warrants is solely attributed to a voting arrangement among the limited partners of Coconut Palm Capital Investors I, Ltd. granting its general partner, Coconut Palm Capital Investors I, Inc., a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners of Coconut Palm Capital Investors I, Ltd. at any meeting of Devcon’s shareholders as well as in any action by written consent of Devcon’s shareholders. Assumes beneficial ownership of such shares is attributed to Mr. Rochon, due to Mr. Rochon’s status as the sole shareholder and an officer and a director of Coconut Palm Capital Investors I, Inc., and the resulting power to direct the voting of any shares of common stock that may be deemed to be beneficially owned by Coconut Palm Capital Investors I, Ltd. Mr. Rochon disclaims beneficial ownership of these shares. The information with respect to Coconut Palm Capital Investors I, Ltd. and RPCP Investments, LLLP is based solely on an Amendment No. 3 to Schedule 13D, dated February 10, 2006.
(9)	Includes 19,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of the date of this table. Additionally, includes 675,000 shares of common stock issuable upon exercise of currently exercisable warrants, all of which are owned of record and beneficially by RPCP Investments, LLLP. Assumes beneficial ownership of such shares is attributed to Mr. Ferrari due to Mr. Ferrari’s status as an officer and a director of RPCP Investments, Inc. and the resulting power to direct the voting of any shares of common stock that may be deemed to be beneficially owned by RPCP Investments, LLLP. Mr. Ferrari disclaims beneficial ownership of these shares. Also, includes 2,000,000 shares of common stock and an additional 2,000,000 shares of common stock issuable upon exercise of currently exercisable warrants (including the RPCP warrants noted above), all of which are beneficially owned, but not owned of record, by Coconut Palm Capital Investors I, Ltd. Coconut Palm Capital Investors I, Ltd.’s beneficial ownership of these shares and warrants is solely attributed to a voting arrangement among the limited partners of Coconut Palm Capital Investors I, Ltd. granting its general partner, Coconut Palm Capital Investors I, Inc., a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners of Coconut Palm Capital Investors I, Ltd. at any meeting of Devcon’s shareholders as well as in any action by written consent of Devcon’s shareholders. Assumes beneficial ownership of such shares is attributed to Mr. Ferrari due to Mr. Ferrari’s status as an officer and a director of Coconut Palm Capital Investors I, Inc. and the resulting power to direct the voting of any shares of common stock that may be deemed to be beneficially owned by the limited partners of Coconut Palm Capital Investors I, Ltd. due to a voting arrangement granting Coconut Palm Capital Investors I, Inc. a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners of Coconut Palm Capital Investors I, Ltd. at any meeting of Devcon’s shareholders as well as in any action by written consent of Devcon’s shareholders. Mr. Ferrari disclaims beneficial ownership of these shares. The information with respect to Coconut Palm Capital Investors I, Ltd. and RPCP Investments, LLLP is based solely on an Amendment No. 3 to Schedule 13D, dated February 10, 2006.
(10)	Consists of 19,000 shares issuable upon exercise of options that are currently exercisable.
(11)	Consists of (i) 181,533 shares directly held by Mr. Ruzika and (ii) 55,555 shares issuable upon exercise of currently exercisable warrants. Also includes 325,000 shares of common stock issuable upon exercise of currently exercisable warrants, all of which are owned of record and beneficially by CSS Group, Inc. Assumes beneficial ownership of such shares is attributed to Mr. Ruzika due to Mr. Ruzika’s status as an officer and a director of CSS Group and the resulting power to direct the voting of any shares of common stock that may be deemed to be beneficially owned by CSS Group. Mr. Ruzika disclaims beneficial ownership of these shares. In addition, Mr. Ruzika owns a limited partnership interest in Coconut Palm Capital Investors I, Ltd. and has entered into a voting arrangement with the other limited partners of Coconut Palm granting Coconut Palm Capital Investors I, Inc. a proxy to vote, in its sole discretion, a significant portion of the shares of the Company’s common stock that he owns of record. The information with respect to CSS Group, Inc. is based solely on Amendment No. 1 to Schedule 13D, dated February 10, 2006.
(12)

Consists of (i) 36,394 shares owned by Mr. Karnes, (ii) 9,722 shares issuable upon exercise of currently exercisable warrants and (iii) 18,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of the date of this table. Mr. Karnes owns a limited partnership interest in Coconut Palm Capital Investors I, Ltd. and has entered into a voting arrangement with the other limited partners of Coconut Palm granting Coconut Palm Capital Investors I, Inc. a proxy to vote, in its sole discretion, a significant portion of his shares of the Company’s common stock. See “Voting Arrangements—Senior Management and Coconut Palm Voting Arrangement” below.

(13)	Consists of 2,000,000 shares of common stock and an additional 2,000,000 shares of common stock issuable upon exercise of currently exercisable warrants, all of which are beneficially owned, but not owned of record, by Coconut Palm. In addition, beneficial ownership of such shares may be attributed to Coconut Palm Capital Investors I, Inc., the general partner of Coconut Palm Capital Investors I, Ltd., due to a voting arrangement granting Coconut Palm Capital Investors I, Inc. a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners of Coconut Palm Capital Investors I, Ltd. at any meeting of Devcon’s shareholders as well as in any action by written consent of Devcon’s shareholders. Beneficial ownership may also be attributed to Messrs. Rochon, Ferrari and Farenhem as described in footnotes (8), (9) and (17) above. Messrs. Rochon, Ferrari and Farenhem disclaim beneficial ownership of these shares. The information with respect to Coconut Palm is based solely on an Amendment No. 3 to Schedule 13D, dated February 10, 2006
(14)	Consists of 325,000 shares of common stock issuable upon exercise of currently exercisable warrants, all of which are owned of record and beneficially by CSS Group. In addition, beneficial ownership may be attributed to Mr. Ruzika as described in footnote (11) above. The information with respect to CSS Group is based solely on Amendment No. 1 to Schedule 13D, dated February 10, 2006.
(15)	Consists of 675,000 shares of common stock issuable upon exercise of currently exercisable warrants, all of which are owned of record and beneficially by RPCP Investments, LLLP. In addition, beneficial ownership of such shares may be attributed to RPCP Investments, Inc., the general partner of RPCP, due to its power to direct the voting of any shares of common stock that may be deemed to be beneficially owned by RPCP. Beneficial ownership may also be attributed to Messrs. Rochon, Ferrari and Farenhem as described in footnotes (8), (9) and (17) above, respectively. The information with respect to RPCP is based solely on an Amendment No. 3 to Schedule 13D, dated February 10, 2006.
(16)	Consists of (i) 372,659 shares which were formerly owned by Mr. Robert D. Armstrong, a former director of the Company, who passed away on May 21, 2005.
(17)	Includes 50,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of the date of this. Additionally, includes 675,000 shares of common stock issuable upon exercise of currently exercisable warrants, all of which are owned of record and beneficially by RPCP Investments, LLLP. Assumes beneficial ownership of such shares is attributed to Mr. Farenhem due to Mr. Farenhem’s status as an officer and a director of RPCP Investments, Inc. and the resulting power to direct the voting of any shares of common stock that may be deemed to be beneficially owned by RPCP Investments, LLLP. Mr. Farenhem disclaims beneficial ownership of these shares. Also, includes 2,000,000 shares of common stock and an additional 2,000,000 shares of common stock issuable upon exercise of currently exercisable warrants (including the RPCP warrants noted above), all of which are beneficially owned, but not owned of record, by Coconut Palm Capital Investors I, Ltd. Coconut Palm Capital Investors I, Ltd.’s beneficial ownership of these shares and warrants is solely attributed to a voting arrangement among the limited partners of Coconut Palm Capital Investors I, Ltd. granting its general partner, Coconut Palm Capital Investors I, Inc., a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners of Coconut Palm Capital Investors I, Ltd. at any meeting of Devcon’s shareholders as well as in any action by written consent of Devcon’s shareholders. Assumes beneficial ownership of such shares is attributed to Mr. Farenhem due to Mr. Farenhem’s status as an officer and a director of Coconut Palm Capital Investors I, Inc. and the resulting power to direct the voting of any shares of common stock that may be deemed to be beneficially owned by the limited partners of Coconut Palm Capital Investors I, Ltd. due to a voting arrangement granting Coconut Palm Capital Investors I, Inc. a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners of Coconut Palm Capital Investors I, Ltd. at any meeting of Devcon’s shareholders as well as in any action by written consent of Devcon’s shareholders. Mr. Farenhem disclaims beneficial ownership of these shares. The information with respect to Coconut Palm Capital Investors I, Ltd. and RPCP Investments, LLLP is based solely on an Amendment No. 3 to Schedule 13D, dated February 10, 2006
(18)	Consists of (i) 25,000 shares directly held by Mr. Cunningham, (ii) 12,500 shares issuable upon exercise of currently exercisable warrants and (iii) 18,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of the date of this table. Mr. Cunningham owns a limited partnership interest in Coconut Palm Capital Investors I, Ltd. and has entered into a voting arrangement with the other limited partners of Coconut Palm granting Coconut Palm Capital Investors I, Inc. a proxy to vote, in its sole discretion, a significant portion of his shares of the Company’s common stock. See “Voting Arrangements—Senior Management and Coconut Palm Voting Arrangement” below.
(19)	Excludes 15,000 shares issuable upon exercise of options that will not be exercisable within 60 days of the date of this table.
(20)	Mr. Godsey’s holdings consist of 13,332 shares issuable upon exercise of options that are currently exercisable, excluding 6,668 shares issuable upon exercise of options that will not be exercisable within 60 days of the date of this table.
(21)

Consists of (i) 132,780 unregistered shares of our common stock and (ii) shares of our common stock issuable upon conversion of our Preferred Stock and warrants held of record by HBK Main Street Investments L.P. The terms of the Preferred Stock and the warrants limit the number of shares that may be issued in the aggregate upon conversion or exercise of these securities to 9.99% of our outstanding common stock. Due to their relationship of control and ownership over and with respect to HBK Main Street Investments L.P., each of HBK Investments L.P., HBK Partners II L.P. and HBK Management LLC may be deemed to be the beneficial owner of such securities. In addition, HBK Investments L.P. has delegated discretion to vote and dispose of the Securities to HBK Services LLC. HBK Services may, from time to time, delegate discretion to vote and dispose of certain of these securities to HBK New York LLC, HBK Virginia LLC, HBK Europe Management LLP, and/or HBK Hong Kong Ltd. Each of HBK Services and these other entities is under common control with HBK Investments L.P. Jamiel A. Akhtar, Richard L. Booth, David C. Haley, Lawrence H. Lebowitz, and William E. Rose are each managing members of HBK Management LLC. The address for these entities is c/o HBK Services LLC, 300 Crescent Court, Suite 700, Dallas, Texas 75201. The information with respect to the HBK entities is based solely on a Schedule 13G, dated February 14, 2008.

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

Arrangements Possibly Resulting in a Change in Control

Upon exercise of the unexpired warrants it holds, Coconut Palm Capital Partners I, Ltd. would beneficially own but not own of record 4,000,000 shares of the Company’s common stock giving it beneficial ownership of approximately 49.5% of Devcon’s common stock outstanding as of March 7, 2008. Accordingly, if Coconut Palm were to exercise its warrants, it would have enough shares of our common stock to control our company.

The terms of the Preferred Stock and the warrants issued in connection with their issuance limit the number of shares that may be issued in the aggregate upon conversion or exercise of these securities to 9.99% of our outstanding common stock. However, should this limitation not apply, upon such conversion or exercise, HBK would own 5,852,830 shares of our common stock or 39.1%on a fully-diluted as converted basis, net of treasury shares held by the Company. In addition, under the terms of the governing Certificate of Designations, we may issue additional shares of our common stock in satisfaction of our dividend obligations with respect to the Preferred Stock. Accordingly, if HBK were to convert its shares of Preferred Stock and exercise its warrants without application of the aforementioned limitations and we issued a sufficient number of additional shares in satisfaction of our dividend obligations, HBK could acquire enough shares of our common stock to control our company.

Item 13.	Certain Relationships and Related Transactions

The Company’s policies and procedures provide that related person transactions be approved in advance by either the audit committee or a majority of disinterested directors.

On August 12, 2005, the Company entered into a Management Services Agreement, dated as of August 12, 2005 and retroactive to April 18, 2005(the “Management Agreement”), with Royal Palm Capital Management, LLLP (“Royal Palm”), to provide management services. Royal Palm Capital Management, LLLP is an affiliate of Coconut Palm Capital Investors I Ltd. (“Coconut Palm”) with whom the Company completed a transaction on June 30, 2004, whereby Coconut Palm invested $18 million into the Company for purposes of the Company entering into the electronic security services industry. Richard Rochon, the Company’s Chairman, and Mario Ferrari, one of the Company’s directors, are principals of Coconut Palm and Royal Palm. Mr. Rochon has also been the Company’s acting Chief Executive Officer since the resignation of Steven Ruzika subsequent to December 31, 2006. Robert Farenhem, a principal of Royal Palm, is the Company’s President.

The management services to be provided include, among other things, assisting the Company with, among other matters, establishing certain office, accounting and administrative procedures, obtaining financing relating to business operations and acquisitions, developing and implementing advertising, promotional and marketing programs, facilitating certain securities matters (both proposed offerings and ongoing compliance issues) and future acquisitions and dispositions, developing tax planning strategies and formulating risk management policies. Under the terms of the Management Agreement, the Company is obligated to pay Royal Palm a management fee in the amount of $30,000 per month. In connection with this agreement, the Company incurred $0.4 million, during the years ended December 31, 2007 and 2006.

In addition, the Company leases certain office space to Royal Palm under an agreement dated January 1, 2006. Royal Palm paid a total of $90,000 in rent to the Company for the years ending December 31, 2007 and 2006, respectively.

On March 21, 2007, the Company completed the transactions contemplated by a certain Asset Purchase Agreement, dated as of March 12, 2007 (“Asset Purchase Agreement”). These assets were sold to BitMar, Ltd, a Turks and Caicos Corporation and a successor-in-interest to Tiger Oil, Inc., a Florida corporation. Donald L. Smith Jr., the Company’s former Chairman and Chief Executive Officer and a current director of the Company and Donald L. Smith III, a former officer of the Company, are principals of BitMar, Ltd. (See Note 3-Discontinued Operations). At December 31, 2007, there was an outstanding net payable balance of approximately $0.5 million, which is included in other payables of the accompanying consolidated balance sheet.

The Company leased from the wife of Mr. Donald L. Smith, Jr., a director and former Chairman and Chief Executive Officer of the Company, a 1.8-acre parcel of real property in Deerfield Beach, Florida. This property was used for the Company’s equipment logistics and maintenance activities. The property was subject to a 5-year lease entered into in January 2002 providing for rent of $95,000 per year. This rent was based on comparable rental contracts for similar properties in Deerfield Beach, as evaluated by management. There was a verbal agreement that extended this lease for a year. This lease was assumed by the purchaser of the construction operation assets of which Mr. Donald Smith is a part. During the years ended December 31, 2007and 2006, the Company had rent expense charges of less than $0.1 million.

The Company entered into various construction and payment deferral agreements with an entity which owned and managed a resort project in the Bahamas in which Mr. Donald L. Smith Jr., a director and former Chairman and Chief Executive Officer of the Company, a prior director of the Company and a subsidiary of the Company are minority partners owning 11.3 percent, 1.55 percent and 1.2 percent, respectively. Mr. Smith is also a member of the entity’s managing committee.

•

As of January 1, 2003, the Company entered into a payment deferral agreement with the resort project whereby several notes, which are guaranteed partly by certain owners of the project, evidenced a loan totaling $2.0 million owed to the Company. Mr. Donald Smith, Jr. issued a personal guarantee for the total amount due under this loan agreement to the Company. This loan was paid during 2006.

•

In the second quarter of 2005, the Company entered into a construction contract to build a $3.0 million residence on Lot 22 of the resort project whereby certain investors in the entity owning and managing the resort provide the funding for the construction of the residence. For the year ended December 31, 2006 the Company recorded revenue of $0.9 million. On December 31, 2006, the receivable balance attributable to this job was $0.2 million. The cost in excess of billings and estimated earnings was zero at December 31, 2006. Subsequent to the Company’s fiscal year end, on March 13, 2007, the Company and Mr. Smith entered into a Termination and Release Agreement. Under the terms of the agreement, Mr. Smith and the Company release each other from any further obligation related to Lot 22. Specifically, the Agreement provides that neither the Company nor Mr. Smith shall have any obligation to perform any services for or make any payments to each other.

•

During 2007 the resort project went into receivership and the equity investors’ investment became worthless. We wrote off our equity interest and wrote down the receivable to $25,000, the amount that we believe is collectible under a guarantee agreement with the King Foundation.

In June 2000, the Company entered into an amended Life Insurance and Salary Continuation Agreement with Donald L. Smith, Jr., our former Chairman, Chief Executive Officer and President. Mr. Smith has received a retirement benefit since his retirement from his position in 2005. Benefits equal 75 percent of his base salary and will continue for the remainder of his life. In the event that a spouse survives him, then the surviving spouse will receive a benefit equal to 100 percent of his base salary for the shorter of five years or the remainder of the surviving spouse’s life. During 2006, Mr. Smith received $253,800 in retirement payments under this agreement. The net present value of the future obligation was estimated at $1.5 million and $1.6 million at December 31, 2007 and December 31, 2006, respectively. These amounts are included in accrued expenses-retirement and severance in the accompanying consolidated balance sheet.

Mr. James R. Cast, a former director, through his tax and consulting practice, provided services to us for more than ten years. The Company paid Mr. Cast $75,000 for consulting services provided to the Company in 2006. Mr. Cast resigned from the Board of Directors in January 2006.

The Company has entered into a retirement agreement with Mr. Richard Hornsby, former Senior Vice President and Director. He retired from the Company at the end of 2004. From 2006 he will receive annual payments of $32,000 for life. The Company expensed the net present value of the obligation to pay Mr. Hornsby $32,000 annually for life, over his estimated remaining service period at the Company, during 2004. The net present value of the future obligation was estimated at $0.3 million and $0.3 million at December 31, 2007 and 2006, respectively.

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

The following table presents fees for professional services rendered by the Company’s independent registered public accounting firm, Berenfeld, Spritzer, Shechter & Sheer, LLP(“BSS&S”), for the audit of the Company’s annual consolidated financial statements and internal control over financial reporting for the years ended December 31, 2007 and 2006, together with fees billed for other services rendered by the firm during those periods.

	2007	2006
Audit Fee (1)	$479,800	$503,800
Audit-Related Fees (2)	24,600	16,800
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$504,400	$520,600

(1)

Audit fees consist principally of the audit of the consolidated financial statements included in the Company’s annual report on Form 10-K and the review of the interim condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q. The 2007 audit fee includes a $200,000 estimate to complete.

(2)	Audit-related fees include review of the Company’s 8-K filings and proxy statement and SEC comment letters and responses.

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

An index to consolidated financial statements for the year ended December 31, 2007 appears on page 36.

(2)	Financial Statement Schedule.

All financial schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

(3)	Exhibits.

Exhibit	Description
2.1	Asset Purchase Agreement, dated as of March 12, 2007, by and between Tiger Oil, Inc. and Devcon International Corp. (27) (2.1)

3.1	Registrant’s Restated Articles of Incorporation (1)(3.1); (13)(3.1); (22)(Annex A)

3.2	Registrant’s Amended and Restated Bylaws (6) (3.2)

3.3	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (32) (4.1)

10.1	Registrant’s 1986 Non-Qualified Stock Option Plan (2)(10.1)

10.2	Registrant’s 1992 Stock Option Plan (4)(A)

10.3	Registrant’s 1992 Directors’ Stock Option Plan (4)(B)

10.4	Form of Indemnification Agreement between the Registrant, and its directors and certain of its officers (3)(A)

10.5	Material Purchase Agreement, dated August 17, 1995, between Bouwbedrijf Boven Winden, N.V. and Hubert Petit, Francois Petit and Michel Petit (5) (10.41)

10.6	Stock Purchase Agreement, dated August 17, 1995, between the Registrant and Hubert Petit, Francois Petit and Michel Petit (5)(10.42)

10.7	Second Amended and Restated Salary Continuation and Retirement Benefit Agreement dated June 30, 2000 (7)(10.32)

10.8	Registrant’s 1999 Stock Option Plan, as amended (8) (Appendix A)

10.9	Operating Agreement of Devcon/Matrix Utility Resources, LLC (9) (10.30)

10.10	Option agreement for Devcon to buy all of Matrix assets (9) (10.31)

10.11	Stock option agreement for Matrix to buy Devcon Shares (9) (10.32)

10.12	Purchase Agreement by and between the Company and Coconut Palm Capital Investors, Ltd., dated April 2, 2004 (10) (Annex D)

10.13	Form of First Tranche Warrant Issued to Coconut Palm Capital Investors, Ltd. (10) (Annex E)

10.14	Separation Agreement, dated as of September 29, 2004, by and between the Company and Jan Norelid (11) (99.2)

10.15	Letter Agreement, dated January 13, 2004, by and between Richard L. Hornsby and the Company concerning the Richard Hornsby Retirement Program (12) (10.1)

10.16	Management Services Agreement, dated August 12, 2005, by and between the Company and Royal Palm Capital Management, LLLP (14) (10.1)

10.17	Asset Purchase Agreement, dated August 15, 2005, among V.I. Cement and Building Products, Inc., Devcon International Corp. and Heavy Materials, LLC (15) (10.1)

Exhibit	Description
10.18	Agreement and Plan of Merger, dated November 11, 2005, among Devcon International Corp, Devcon Acquisition, Inc. and Guardian International, Inc. (16) (2.1)

10.19	Stock Purchase Agreement, dated November 10, 2005 by and among Topspin Associates, L.P., Topspin Partners, L.P., Bariston Investments, LLC, Sheldon E. Katz, Mike McIntosh, Christopher E. Needham, Seller’s Representatives and Devcon Security Holdings, Inc. (17) (10.1)

10.20	Credit Agreement, dated November 10, 2005, by and among Devcon Security Holdings, Inc., Devcon Security Services Corp., Coastal Security Company, Coastal Security Systems, Inc. and Central One, Inc. and CapitalSource Finance LLC. (17) (10.2)

10.21	Bridge Loan Agreement dated November 10, 2005 by and among Borrowers, and CapitalSource Finance LLC (17) (10.3)

10.22	Stock Purchase Agreement, dated January 23, 2006, by and between the Company and Donald L. Smith, Jr. (18) (10.1)

10.23	Notice of Termination of Stock Purchase Agreement, dated January 23, 2006, by and between the Company and Donald L. Smith, Jr. (19) (10.2)

10.24	Stock Purchase Agreement, dated March 2, 2006, by and between A. Hadeed and Gary O’Rourke and Devcon International Corp. (19) (10.3)

10.25	Form of Warrant, dated February 10, 2006, by and among the Company and Steelheads Investment Ltd., Castlerigg Master Investments Ltd., and CS Equity II LLC (20) (10.2)

10.26	Agreement, dated as of June 5, 2006, by and among EBR Holding Limited, Emerald Bay Resort & Co., Devcon International Corp. and Bahamas Construction & Development Ltd. (21) (10.1)

10.27	Agreement, dated as of June 5, 2006, by and among Donald L. Smith, Jr., Devcon International Corp and Bahamas Construction & Development Ltd. (21) (10.2)

10.28	2006 Incentive Compensation Plan (23) (Annex A)

10.29	First Amendment, Master Reaffimation and Joinder to CapitalSource Credit Agreement, dated as of March 6, 2006 (24) (10.1)

10.30	Second Amendment to CapitalSource Credit Agreement, dated as of April 11, 2006 (24) (10.2)

10.31	Waiver and Third Amendment to CapitalSource Credit Agreement, dated as of December 29, 2006 (24) (10.3)

10.32	Advisory Services Agreement, dated as of January 26, 2007, by and between Devcon International Corp. and Stephen J. Ruzika (25) (10.1)

10.33	Separation Agreement, dated as of February 14, 2007, by and between Devcon International Corp. and George M. Hare (26) (10.1)

10.34	Termination and Release Agreement, dated as of March 13, 2007, by and among Devcon International Corp., Devcon Construction and Development Corp, DSMS, Ltd. and Donald L. Smith, Jr. (27) (10.1)

10.35	Forbearance and Amendment Agreement, dated as of March 30, 2007, by and between Devcon International Corp. and HBK Main Street Investments L.P. (28) (10.1)

10.36	Forbearance and Amendment Agreement, dated as of March 30, 2007, by and between Devcon International Corp. and CS Equity II LLC (28) (10.2)

10.37	Amendment to Forbearance and Amendment Agreement, dated as of April 13, 2007, by and between Devcon International Corp. and HBK Main Street Investments L.P. (29) (10.1)

10.38	Amendment to Forbearance and Amendment Agreement, dated as of April 13, 2007, by and between Devcon International Corp. and CS Equity II LLC (29) (10.2)

10.39	V.I. Cement and Building Products Inc. 401(k) Retirement and Savings Plan (30) (10.4)

10.40	Advisory Services Agreement, dated as of April 27, 2007, by and between Devcon International Corp. and Ron G. Lakey (31) (10.6)

10.41	Amended and Restated Securities Purchase Agreement, dated as of July 13, 2007, by and between Devcon International Corp. and the investors set forth therein (32) (10.1)

Exhibit	Description
10.42	Amended and Restated Registration Rights Agreement, dated as of July 13, 2007, by and between Devcon International Corp. and the investors set forth therein (32) (10.2)

10.43	Consent and Fifth Amendment to Credit Agreement, dated on September 25, 2007, by and among Devcon International Corp. and certain subsidiaries set forth therein (33) (10.1)

10.44	Waiver and Fourth Amendment to Credit Agreement, dated on May 10, 2007, by and among Devcon International Corp. and certain subsidiaries set forth therein (33) (10.2)

10.45	Waiver and Sixth Amendment to Credit Agreement, dated on March 17, 2008, by and among Devcon International Corp. and certain subsidiaries set forth therein (34) (10.1)

21.1	Registrant’s Subsidiaries (35)

23.1	Consent of Berenfeld, Spritzer, Shechter & Sheer, LLP(35)

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (35)

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (35)

32.1	Chief Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (35)

32.2	Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (35)

(1)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Registration statement on Form S-2 (No. 33-31107).
(2)	Incorporated by reference to the exhibit shown in the parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987 (the “1987 10-K”).
(3)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Proxy Statement dated May 30, 1989.
(4)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Proxy Statement dated May 6, 1992.
(5)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
(6)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(7)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000
(8)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Proxy Statement on Form 14A dated May 2, 2003
(9)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003
(10)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Proxy Statement dated July 12, 2004
(11)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated October 6, 2004
(12)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Registration Statement on Form S-3 effective as of October 13, 2004 (No. 333-119158)
(13)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated February 28, 2005
(14)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005
(15)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated August 15, 2005
(16)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated November 9, 2005
(17)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated November 10, 2005

(18)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated January 19, 2006
(19)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated March 2, 2006
(20)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 8-K dated March 6, 2006
(21)	Incorporated by reference to the exhibit shown in parentheses and filed with the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006
(22)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Information Statement dated September 18, 2006
(23)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Proxy Statement dated October 11, 2006
(24)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated January 9, 2007
(25)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated January 22, 2007
(26)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated February 9, 2007
(27)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated March 12, 2007
(28)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated April 2, 2007
(29)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated April 13, 2007
(30)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 10-K for the year ended December 31, 1996
(31)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated April 27, 2007
(32)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated July 13, 2007
(33)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated October 1, 2007
(34)	Incorporated by reference to the exhibit shown in parenthesis and filed with the Registrant’s Report on Form 8-K dated March 18, 2008
(35)	Filed herewith

Management employee contracts, compensatory plans and other arrangements included as part of the exhibits referred to above are as follows:

10.1	Registrant’s 1986 Non-Qualified Stock Option Plan (2)(10.1)

10.2	Registrant’s 1992 Stock Option Plan (4)(A)

10.3	Registrant’s 1992 Directors’ Stock Option Plan (4)(B)

10.4	Form of Indemnification Agreement between the Registrant, and its directors and certain of its officers (3)(A)

10.7	Second Amended and Restated Salary Continuation and Retirement Benefit Agreement dated June 30, 2000 (7)(10.32)

10.8	Registrant’s 1999 Stock Option Plan, as amended (8) (Appendix A)

10.14	Separation Agreement, dated as of September 29, 2004, by and between the Company and Jan Norelid (11) (99.2)

10.15	Letter Agreement, dated January 13, 2004, by and between Richard L. Hornsby and the Company concerning the Richard Hornsby Retirement Program (12) (10.1)

10.16	Management Services Agreement, dated August 12, 2005, by and between the Company and Royal Palm Capital Management, LLLP (14) (10.1)

10.28	2006 Incentive Compensation Plan (23) (Annex A)

10.32	Advisory Services Agreement, dated as of January 26, 2007, by and between Devcon International Corp. and Stephen J. Ruzika (25) (10.1)

10.33	Separation Agreement, dated as of February 14, 2007, by and between Devcon International Corp. and George M. Hare (26) (10.1)

10.39	V.I. Cement and Building Products Inc. 401(k) Retirement and Savings Plan (30) (10.4)

10.40	Advisory Services Agreement, dated as of April 27, 2007, by and between Devcon International Corp. and Ron G. Lakey (31) (10.6)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2008	DEVCON INTERNATIONAL CORP.

	BY:	/s/ RICHARD C. ROCHON
Richard C. Rochon
Acting Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

EXHIBIT INDEX

Exhibit	Description
21.1	Registrant’s Subsidiaries

23.1	Consent of Berenfeld, Spritzer, Shechter & Sheer

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002