Form 10-Q
period 2008-03-31
DEVCON INTERNATIONAL CORP
filed 2008-05-15
CIK 28452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2008

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

As of May 10, 2008, the number of shares of the registrant’s Common Stock outstanding was 5,949,278.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Part I Financial Information

Item 1.	Financial Statements

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts shown in thousands except share and per share data)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,216	$3,088
Accounts receivable, net of allowance for doubtful accounts of $(1,866) and $(2,189), respectively	9,393	12,059
Notes receivable, net of allowance of $(16) and $(16), respectively	1,491	1,133
Inventories, net	3,781	3,759
Prepaid expenses and other current assets	4,702	4,329
Assets held for sale	2,197	2,263

Total current assets	24,780	26,631

Property, plant and equipment, net	3,919	4,096
Investments in unconsolidated joint ventures and affiliates	250	266
Notes receivable, net of current portion	261	261
Customer lists, net of amortization $(44,067) and $(40,334), respectively	52,947	55,372
Goodwill	76,489	76,489
Other intangible assets, net of amortization $(839) and $(756), respectively	2,376	2,459
Deferred customer acquisition costs	14,965	13,468
Other long-term assets	648	743

Total assets	$176,635	$179,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(Amounts shown in thousands except share and per share data)

(Unaudited)

	March 31, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable, trade and other	$3,589	$3,694
Accrued expenses and other liabilities	7,142	7,281
Deferred revenue	11,239	11,315
Accrued expense, retirement and severance	486	815
Current installments of long-term debt	40	48
Derivative instruments	880	1,275

Total current liabilities	23,376	24,428
Long-term debt, excluding current installments	95,529	94,440
Retirement and severance, excluding current portion	2,295	2,316
Long term deferred tax liability	690	690
Deferred customer acquisition revenue	13,991	12,565
Other long-term liabilities, excluding current portion	729	744

Total liabilities	$136,610	$135,183
Commitments and contingencies (Note 13)
Series A Convertible Preferred Stock, $1,000 stated value, 10,000,000 shares authorized, 38,000 shares issued and outstanding in 2008 and 2007	40,625	39,397
Stockholders’ (deficit) equity:
Common stock, $0.10 par value. Shares authorized 50,000,000, shares issued 6,235,612 in 2008 and 2007, shares outstanding 5,949,278 in 2008 and 2007	624	624
Additional paid-in capital	26,207	27,424
Retained (deficit)	(26,447)	(20,492)
Accumulated other comprehensive loss – cumulative translation adjustment	—	(1,367)
Treasury stock, at cost, 286,334 shares in 2008 and 2007	(984)	(984)

Total stockholders’ (deficit) equity	(600)	5,205

Total liabilities and stockholders’ (deficit) equity	$176,635	$179,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For The Three Months Ended
	March 31, 2008	March 31, 2007
Revenue	$13,716	$14,185
Cost of Sales	6,151	6,064

Gross profit	7,565	8,121
Operating expenses
Selling	1,234	1,342
General & administrative	4,700	5,450
Depreciation and amortization	4,165	4,497

Operating loss	(2,534)	(3,168)
Other income (expense)
Interest expense	(2,548)	(2,659)
Interest income	11	127
Change in fair value of derivative instrument	395	(1,054)
Other	7	—

Loss from continuing operations before income taxes	(4,669)	(6,754)
Income tax expense (benefit)	3	(613)

Net loss from continuing operations	(4,672)	(6,141)
(Loss) from discontinued operations, net of income tax (benefit) expense of $0 for the three months ended March 31, 2008 and 2007	(1,283)	(742)

Net loss	$(5,955)	$(6,883)
Preferred dividends	(1,048)	(1,125)
Accretion of Preferred Stock	(180)	(205)

Net loss available for common stockholders	$(7,183)	$(8,213)

Basic and Diluted (loss) per share:
Continuing operations	$(0.79)	$(0.99)
Discontinued operations	$(0.21)	$(0.12)
Net loss	$(1.00)	$(1.11)
Net loss available for common stockholders	$(1.21)	$(1.32)

Weighted average number of shares outstanding:
Basic	5,949,278	6,200,024
Diluted	5,949,278	6,200,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ (Deficit) Equity and Comprehensive (Loss)

For the Three Months Ended March 31, 2008

(Amounts shown in thousands except share and per share data)

(Unaudited)

	Common Stock		Additional	Retained (Deficit)	Accumulated Other	Treasury Stock	Total
	Issued Shares	Amount	Paid-in Capital		Comprehensive Loss		Stockholders’ (Deficit) Equity
Balance at December 31, 2007	6,235,612	$624	$27,424	$(20,492)	$(1,367)	$(984)	$5,205

Comprehensive (loss)
Net (loss)				(5,955)			(5,955)
Currency translation adjustment					1,367		1,367

Comprehensive (loss)				(5,955)	1,367		(4,588)
Accretion of deferred issuance and debt discount costs			(180)				(180)
Accrued dividends on preferred stock			(1,048)				(1,048)
Stock based compensation expense			11				11

Balance at March 31, 2008	6,235,612	$624	$26,207	$(26,447)	$—	$(984)	$(600)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Cash flows from operating activities:
Net loss	$(5,955)	$(6,883)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	11	44
Depreciation and amortization	4,165	4,519
Deferred income tax (benefit)	—	(613)
Provision for doubtful accounts and notes	(37)	(17)
Impairment of long lived assets	12	—
Loss on sale of property and equipment	—	188
Change in fair value of derivative financial instrument	(395)	1,054
Loss on sale of disposition of business	1,367	—
Loan origination cost amortization	94	92
Joint venture loss	17	—
Changes in operating assets and liabilities:
Accounts receivable	2,704	185
Accounts receivable – related party	—	185
Notes receivable	(358)	(243)
Costs and estimated earnings in excess of billings	—	151
Inventories	(21)	(22)
Prepaid expenses and other current assets	(468)	136
Deferred customer acquisition costs	(1,497)	(1,417)
Other long-term assets	95	95
Accounts payable, accrued expenses and other liabilities	(576)	(1,968)
Deferred revenue	(76)	(213)
Billings in excess of costs and estimated earnings	—	105
Deferred customer acquisition revenue	1,426	1,560
Other long-term liabilities	(35)	540

Net cash provided by (used in) operating activities	$473	$(2,522)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Cash flows from investing activities:
Purchases of property, plant and equipment	$(203)	$(337)
Cash used in business acquisition and purchase of customer lists, net of cash acquired	(1,309)	(263)
Proceeds from disposition of property, plant and equipment	86	127
Proceeds from disposition of business	—	4,508
Payments received on notes related to the sale of assets	—	507

Net cash (used in) provided by investing activities	$(1,426)	$4,542
Cash flows from financing activities:
Proceeds from issuance of common stock	—	98
Proceeds from debt	1,100	—
Principal payments on debt	(19)	(519)

Net cash provided by (used in) financing activities	$1,081	$(421)
Effect of exchange rate changes on cash	—	(9)

Net increase in cash and cash equivalents	$128	$1,590
Cash and cash equivalents, beginning of year	3,088	5,015

Cash and cash equivalents, end of period	$3,216	$6,605

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,976	$3,507

Cash paid for income taxes	$—	$—

Supplemental non-cash disclosures:
Reduction of note receivable	$—	$639

Issuance of common stock in lieu of cash payment of dividends payable related to Preferred Stock	$—	$769

Reclassification of dividends payable in kind to Preferred Stock and accrued dividends charged to additional paid in capital	$1,048	$1,125

Accretion of deferred financing costs and debt discount charged to additional paid in capital	$180	$205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2008

(1) INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Devcon International Corp. and its subsidiaries (the “Company”), required to be consolidated in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the 2007 Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements and notes thereto.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2008 and 2007 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal reoccurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2008, and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007.

Certain prior year amounts have been restated or reclassified to conform to the current period presentation.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which clarifies how to measure fair value and requires enhanced fair value measurement disclosures. The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement and sets out a fair value hierarchy with the highest priority being quoted prices in active markets for identical assets or liabilities. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 had no impact on the Company’s consolidated financial position or results of operations. (See Note 12 – Fair Value Measurements for further discussion). The Company has not applied the provisions of SFAS 157 to any nonrecurring, nonfinancial fair value measurements as permitted under FASB Staff Position No. 157-2 (“FSP FAS 157-2”). The Company is in the process of evaluating the inputs and techniques used in these measurements, including such items as impairment assessments of fixed assets and goodwill impairment testing. This will be adopted on January 1, 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 on January 1, 2008; however, the Company elected not to measure any financial instruments and other items at fair value under the provisions of this standard. Consequently, the adoption of SFAS 159 had no impact on the Company’s consolidated financial position or results of operations.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110, Use of the “Simplified” Method (“SAB110”). This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of

Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, the Company implemented SAB No. 110 and is continuing to use the simplified method therefore there was no impact on the compensation expense recognized for stock options granted in 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS No. 141(R) is effective for the Company for fiscal 2010. The Company is currently assessing the impact of SFAS No. 141(R) on its consolidated financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards issued No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”).” The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). SFAS No. 160 will be effective for the Company’s fiscal 2010. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirement for SFAS Statement No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. This FSP is effective for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently assessing the impact that FSP No. FAS 142-3 will have on its financial position, cash flows, and results of operations.

(3) LIQUIDITY

On October 20, 2006, the Company pursuant to the terms of a Securities Purchase Agreement (the “SPA”) issued to certain holders an aggregate of 45,000 shares of Series A Convertible Preferred Stock (“Preferred Stock”), par value $0.10 per share with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share for each share of Preferred Stock. On July 13, 2007, the conversion price was adjusted to $6.75. (See Note 6-Series A Convertible Preferred Stock). The Company had previously issued to these holders warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share. (See Note 6-Series A Convertible Preferred Stock)

Each of the Securities Purchase Agreement, the Certificate of Designations and the Registration Rights Agreement require the Company to maintain the Common Stock’s authorization for quotation on certain eligible markets including The NASDAQ Stock Market or certain comparable markets (the “Eligible Markets”). The terms of the Preferred Stock as set forth in the Certificate of Designations require the Preferred Stock be redeemed from the Holders by the Company pursuant to certain installment payment obligations and to the extent they remain outstanding on October 20, 2012 (the “Mandatory Redemption Feature”).

The Company has advised the Holders that as of December 31, 2007, the Company’s stockholders equity has fallen below the minimum requirement for continued listing on The NASDAQ Global Market. Due to the Company’s inability to meet the stockholders’ equity requirement for listing on The NASDAQ Capital Market or any other Eligible Markets. The Company will pursue listing its Common Stock on the OTC Bulletin Board or the Pink Sheets (the “Delisting”).

A Delisting for a period of five (5) consecutive Trading Days or more than ten (10) Trading Days in any 365-day period would be a Triggering Event under section 3(a)(iv) of the Certificate of Designation and would breach other provisions of the Transaction Documents (as defined in the SPA), which would allow the Holders to call for the redemption of the Preferred Stock before its scheduled redemption date. The Preferred Stock is convertible into the Company’s common stock at a price of $6.75 or 90% of the lowest Closing Bid Price for the last 3 Trading Days, if in default. The conversion price is subject to adjustment for anti-dilution transactions, as defined. Shares may be redeemed in cash if 1) the shares are not registered, 2) at maturity on or about October 20, 2012, in three equal installments payable in cash on the 4th, 5th and 6th anniversary of the issuance date, 3) at the option of the holder, for cash, on May 11, 2009 or 4) at the option of the Company, for cash, on or after May 11, 2009. The Preferred Stock has a mandatory conversion into Common Stock, at the option of the Company, after 2 years from date of issuance, if the common stock price exceeds 175% of the conversion price for 60 consecutive Trading Days. In the event that the Holders call for the redemption of the Preferred Stock, the Company would have to pay the Holders the stated value of the Preferred Stock and any accrued and unpaid dividends.

On April 4, 2008, the Company received a letter from the NASDAQ Stock Market notifying the Company that it was no longer in compliance with NASDAQ Marketplace Rule 4450(a)(3) because the Company’s stockholders’ equity of $5,205,000 reported on its Form 10-K for the period ended December 31, 2007 did not comply with the minimum $10,000,000 stockholders’ equity requirement for continued listing on The NASDAQ Global Market, as set forth in Marketplace Rule 4450(a)(3). As of May 16, 2008, trading of the Company’s Common Stock will be suspended unless an appeal of the determination is filed. Due to the Company’s inability to meet the stockholders’ equity requirement for listing on the NASDAQ Capital Market or any other Eligible Markets, the Company does not anticipate filing such an appeal and accordingly, it will pursue listing its Common Stock on the OTC Bulletin Board or Pink Sheets.

On May 14, 2008, the Company entered into Forbearance Agreements with the Holders of the Company’s Preferred Stock. Under the terms of these Forbearance Agreements, each of the Holders has agreed that for a period of time ending no later than July 10, 2008, they shall each, with respect to the Delisting, forbear from (i) declaring a breach of any Transaction Document governing the terms of the Preferred Stock caused solely as a result of the Delisting, (ii) declaring the occurrence of any Triggering Event (as defined in the Certificate of Designations governing the Preferred Stock) caused solely as a result of the Delisting and from delivering any Notice of Redemption at Option of Holder (as permitted by the Certificate of Designations) with respect thereto or (iii) demanding any amounts due and payable caused solely as a result of the Delisting, including without limitation, any Registration Delay Payments (as defined in the Amended and Restated Registration Rights Agreement, dated as of July 13, 2007, by and among the Company and these Holders). Under the terms of the Forbearance Agreements, these Holders have the right, but not the obligation, in their sole discretion, to elect to extend the forbearance period in increments of thirty (30) days by delivering a written notice of such election to the Company. The Forbearance Agreements also provide that if, at any time during the forbearance period, the Company takes receipt of cash from certain of its subsidiaries not party to its senior credit facilities in excess of $1 million in the aggregate, such excess amount shall be made available to these Holders for the redemption of their shares of Preferred Stock. The Forbearance Agreement with one of the Holders prohibits the Company from taking certain actions that would impair its ability to effectuate the redemption, including actions that would subject the assets of its unrestricted subsidiaries to its credit facilities. While all holders of the Preferred Stock executed the forbearance agreements, one former holder of the Preferred Stock which currently only holds warrants which were issued in connection with the same offering in which the holders received their shares of Preferred Stock refrained from executing a forbearance agreement. This holder is party to certain of the agreements requiring us to maintain the quotation of our common stock on certain Eligible Markets. (See Note 14- Subsequent Events — Forbearance Agreements). If at the end of the forbearance period, the Holders choose to call for the redemption of the Preferred Stock, the Company may be required to reclassify the Preferred Stock to a current liability and will need to seek alternate financing in order to redeem the Preferred Stock. The Company’s ability to obtain alternative financing cannot be assured at this time.

(4) DISCONTINUED OPERATIONS

On January 10, 2008, the Company sold all the issued and outstanding stock of Societe des Carrieres de Grande (“SCGC”), a quarry and ready-mix operation located in St. Martin, French West Indies, to Mr. Fernand Hubert Petit, Mr. Francois Laurant Petit and Mr. Michel Andre Lucien Petit, collectively referred to as, Petit. Based on the net book value of those assets, the Company recorded an impairment charge in discontinued operations of $0.9 million in the fourth quarter of 2007. In addition, the Company entered into a settlement with Petit and upon the sale of SCGC the lawsuit was dismissed. The $1.0 million deposit paid to Petit to execute the 2 hectare option was released to the Company from the third-party escrow agent at the time the sale agreement was consummated. During the three months ended March 31, 2008, the Company recorded a $1.4 million loss on the sale, which related to the recognition of currency translation differences over the prior years and the remaining operating losses in our materials operations on St. Martin. This amount was included in loss from discontinued operations in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2008.

In March 2007, the Company’s Board of Directors passed a resolution which would authorize management to sell the remaining assets of the construction, materials and utilities operations upon such terms and conditions, including price, as management determines to be appropriate. The Board resolution provided the Company’s management with the authority and commitment to establish a plan to sell these assets, some of which have been sold with the remaining assets being immediately available for sale. The Company is currently in discussions with potential buyers for the two remaining discontinued operations. Therefore, in accordance with FASB No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets (“FASB No. 144”)”, as of March 31, 2008, the Company has classified the related assets as held for sale and the related operations have been treated as discontinued operations for all periods presented.

On March 21, 2007, the Company completed the transactions contemplated by a certain Asset Purchase Agreement, dated as of March 12, 2007 (“Asset Purchase Agreement”), by and between the Company and BitMar Ltd., a Turks and Caicos corporation and successor-in-interest to Tiger Oil, Inc., a Florida corporation (“Purchaser”), consisting of the sale of fixed assets, inventory and customer lists constituting a majority of the assets of the Company’s construction operations (“Construction Operations”), for approximately $5.3 million, subject to a holdback of $525,000 to be retained for resolution of certain indemnification matters in the form of a non-negotiable promissory note bearing a term of 120 days. The promissory note was applied to reduce amounts the Company owed to the Purchaser. The Company retained working capital of $8.0 million, including approximately $1.7 million in notes receivable, as of March 31, 2007. The majority of the Company’s leasehold interests were retained by the Company with the Purchaser assuming only the Company’s shop location in Deerfield Beach, Florida and entering into a 90-day sublease of the headquarters of the Construction Operations also located in Deerfield Beach, Florida. As of June 27, 2007, the Company had entered into an extended sublease agreement beyond the original 90 day period with the Purchaser. In addition, the Company entered into a three-year noncompetition agreement under the terms of which the Company agreed not to engage in business competitive with that of the Construction Operations in any country, territory or other area bordering the Caribbean Sea and the Atlantic Ocean (“Territory”), excluding any production and distribution of ready-mix concrete, crushed stone, sand, concrete block, asphalt and bagged cement throughout the Territory and also agreed to other standard provisions concerning the non-solicitation of customers and employees of the Construction Operations. In addition, Seller and Purchaser entered into a Transition Services Agreement under the terms of which, Seller agreed to make available certain of Seller’s employees and independent contractors and other non-employees to assist Purchaser with the execution of the Construction Operations through September 16, 2007. As of December 31, 2007, the Transition Services Agreement was terminated.

As a result of this transaction, in the fourth quarter of 2006, the Company recognized an impairment charge on the construction assets of approximately $2.8 million. An additional loss on the sale of these assets of $0.3 million was recorded during the year ended December 31, 2007 upon final transfer of assets to the Purchaser. The Company established an accrued liability of $0.2 million for the Deerfield lease in accordance with FASB No. 146 “Accounting for Costs Associated with Exit or Disposal Activities (“FASB No. 146”).” At March 31, 2008 and December 31, 2007, the related unpaid balance was $0.1 million and $0.2 million. This accrued liability is included in other long-term liabilities in the accompanying condensed consolidated balance sheets and was charged to discontinued operations. The Company also accrued employee severance and retention costs in accordance with FASB No. 146. This amounted to $0.8 million and the severance portion was included in accrued expense, retirement and severance and the payroll-related benefits were included in accrued expenses and other liabilities. All of these amounts were charged to discontinued operations. The Company accrued an additional $0.4 million which comprised of costs associated with additional contingencies, unanticipated jurisdictional employment requirements and costs associated with closure of certain plant facilities. For the year ended December 31, 2007, the Company made payments of $1.1 million related to these charges. At March 31, 2008 and December 31, 2007, the related unpaid severance balance amounted to $0.0 million and $0.1 million, respectively.

As of February 28, 2007 the Purchaser assumed performance of the contracts transferred pursuant to the sale agreement, (i.e., all rights, benefits, duties and obligations for work performed after this date become the responsibility of the Purchaser). The Company continued to recognize revenue of these contracts during this interim period. In these cases the Purchaser performed as a subcontractor, for which the Purchaser indemnified the Company from any new contract completion risks relating to these contracts. At March 31, 2008 and December 31, 2007, the Company had an amount payable to the Purchaser of $0.0 million and $0.5 million, respectively related to a project which was completed by the Purchaser.

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

The accompanying Condensed Consolidated Statements of Operations for all years presented have been adjusted to classify all non-electronic security services operations as discontinued operations. Selected statements of operations data for the Company’s discontinued operations is as follows (000s omitted):

	For the three months ended March 31,
	2008	2007
Total Revenue	$2,615	$9,019
Pre-tax gain (loss) from discontinued operations	84	(512)
Pre-tax (loss) on disposal of discontinued operations	(1,367)	(230)

(Loss) before income taxes	(1,283)	(742)
Income tax provision (benefit)	—	—

(Loss) from discontinued operations, net of tax	$(1,283)	$(742)

A summary of the total assets of discontinued operations included in the accompanying condensed consolidated balance sheets is as follows:

	(dollars in thousands)
	March 31, 2008	December 31, 2007
Cash	$551	$521
Accounts receivable, net of allowance	2,379	4,253
Notes receivable, net	1,908	1,269
Inventory	4	592
Other assets	1,603	526
Assets held for sale	2,199	2,263

Total assets	$8,644	$9,424

(5) DEBT

Debt consists of the following:

	(dollars in thousands)
	March 31, 2008	December 31, 2007
Installment notes payable in monthly installments through 2008, bearing interest at a weighted average rate of 6.7% and secured by equipment with a carrying value of approximately $250,000	$49	$68
Secured note payable due September 25, 2010, bearing interest at the LIBOR rate plus a margin ranging from 3.75% to 5.75% (2007) and LIBOR rate plus 6.50% (2008)	95,520	94,420

Total debt outstanding	$95,569	$94,488
Total current maturities on long-term debt	$40	$48

Total long-term debt excluding current maturities	$95,529	$94,440

On February 10, 2006, the Company issued to certain investors, under the terms of the SPA, an aggregate principal amount of $45 million of notes (the “Notes”) along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share. Subsequently, the Company increased the amount of cash available under its credit agreement (“Credit Agreement”) with CapitalSource Finance LLC (“CapitalSource”) from $70.0 million to $100.0 million and used $35.6 million under this facility together with the net proceeds from the issuance of the notes and warrants to purchase Guardian and repay the $8.0 million CapitalSource Bridge Loan Agreement. The Borrowers agreed to secure all of their obligations under the loan documents relating to the Credit Agreement by granting to Agent, for the benefit of Agent and Lenders, a security interest in and second priority perfected lien on (1) substantially all of their existing and after-acquired personal and real property and (2) all capital stock owned by each Borrower of each other Borrower.

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

On May 10, 2007, the Company received a fourth amendment to the Credit Agreement which amended the fixed charge coverage ratio calculation from using interest paid in cash to accrued interest. On September 25, 2007, certain subsidiaries (the “Borrowers”) of the Company entered into a Consent and Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement with CapitalSource. The Fifth Amendment to the Credit Agreement dated September 25, 2007, increased the total commitment to $105.0 million from $100.0 million (with the Borrowers having the ability to increase this commitment further to $125.0 million), extended the maturity date of the Credit Agreement to September 25, 2010, increased the Maximum Leverage Ratio to 28.0x, amended Minimum Fixed Charge Coverage Ratio to be 1.25 to 1.0 after June 30, 2008, and certain financial and other covenants provided therein. The Company incurred debt issuance costs amounting to $0.7 million related to the execution of the Fifth Amendment. These debt issuance costs are being amortized over the term of the loan using the effective interest rate method. At March 31, 2008 and December 31, 2007, the unamortized balance of these debt issuance costs amounted to $0.9 million and $1.0 million, respectively. For the three months ended March 31, 2008 and 2007, the Company amortized less than $0.1 million for each period. The Company’s effective interest rate at March 31, 2008 and December 31, 2007 was 9.5% and 10.8%, respectively.

At March 31, 2008 and December 31, 2007, the Company had $9.5 million and $10.6 million of unused facility under the Credit Agreement and $1.8 million and zero borrowing capacity, respectively, as the Company was not in compliance with the debt covenant requirements at December 31, 2007, specifically the required attrition ratio. On March 14, 2008, the Company amended the credit terms and conditions of its Credit Agreement (“Waiver and Sixth Amendment”) which included an adjustment in the Maximum Attrition Ratio under the Credit Agreement as follows: (i) for the period beginning on March 14, 2008 and ending on July 31, 2008 to 13.00%; (ii) for the period beginning August 1, 2008 and ending December 31, 2008 to 12.75%; and (iii) for the period beginning January 1, 2009 and thereafter to 12.50%. Also, under the terms of the Amendment the Applicable Base Rate Margin was revised to be 5.00% and the Applicable LIBOR Margin was revised to be 6.50%. Additionally, under the terms of the Amendment, for purposes of calculating interest, the Base Rate will not be less than 6.00% and the LIBOR Rate will not be less than 3.00% so that, as of March 14, 2008, the Company’s new effective interest rate under the Credit Agreement is LIBOR plus 6.50% and its new minimum interest rate is 9.50%. The Waiver and Sixth Amendment also provided for a waiver of noncompliance matters to the extent that the noncompliance matters constituted a default or an event of default under the Credit Agreement or the other loan documents as of December 31, 2007. At March 31, 2008 the Company was in compliance with the debt covenant requirements.

(6) SERIES A CONVERTIBLE PREFERRED STOCK

On February 10, 2006, the Company issued to certain investors, under the terms of the Securities Purchase Agreement (“SPA”), the Notes along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share.

On October 20, 2006, pursuant to the terms of the SPA, the private placement investors received, in exchange for the Notes, an aggregate of 45,000 shares of Series A Convertible Preferred Stock (“Preferred Stock”), par value $0.10 per share with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share for each share of Preferred Stock. On July 13, 2007, the conversion price was adjusted to $6.75. See further discussion below.

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

The Preferred Stock was issued at a discount of $0.5 million on October 20, 2006. The Company is amortizing the discount over the term of the Preferred Stock using the effective interest rate method. For the three months ended March 31, 2008 and 2007, the amortization of the discount on the Preferred Stock amounted to less than $0.1 million for each period and was charged to net loss available to common shareholders.

The Preferred Stock is classified outside stockholder’s equity as it may be mandatorily redeemable at the option of the holder or upon the occurrence of an event that is not solely within the control of the Company. Any preferred dividends as well as the accretion of the $0.5 million discount are deducted from net income (loss) available to common shareholders. In connection with entering into the Notes, Warrants and Preferred Stock arrangements, the Company paid fees totaling $3.9 million. These fees were accounted for as deferred financing costs and are amortized on a straight line basis over 4.0 years. Through October 20, 2006 (date of the exchange of the Notes), the Company amortized approximately $0.5 million of these costs and was charged to interest expense. The Preferred Stock is accreted to its liquidation value based on the effective interest method over the period to the earliest redemption date. The accretion of the deferred issuance costs was charged to retained earnings (if a deficit balance then the charge is to additional paid-in capital). For the three months ended March 31, 2008 and 2007, approximately $0.2 million of amortization of deferred issuance costs was charged to additional paid-in capital and deducted from net loss available to common shareholders. The unamortized balance of deferred financing costs at March 31, 2008 and December 31, 2007, amounted to $2.0 million and $2.2 million, respectively, and are recorded as a reduction of the carrying value of the Preferred Stock in the accompanying condensed consolidated balance sheets. In addition, it was determined that the Preferred Stock has several embedded derivatives that met the requirements for bifurcation at the date of issuance. (See Note 7, Derivative Instruments)

The issuance of the Preferred Stock and of the Warrants could cause the issuance of greater than 20% of the Company’s outstanding shares of common stock upon the conversion of the Preferred Stock and the exercise of the warrants. The creation of a new class of preferred stock was subject to shareholder approval under Florida law, while, for various reasons related to the potential issuance of greater than 20% of the Company’s outstanding shares of common stock, the issuance of the Preferred Stock required shareholder approval under the rules of Nasdaq. Holders of more than 50% of the Company’s common stock approved the foregoing. The approval became effective after the SEC rules and regulations relating to the delivery of an information statement on Schedule 14C to our shareholders was satisfied.

On April 2, 2007, effective as of March 30, 2007, the Company entered into the Forbearance Agreements with certain institutional investors (the “Required Holders”) holding, in the aggregate, a majority of the Company’s previously-issued Preferred Stock.

Under the terms of these Forbearance Agreements, the Required Holders agreed that for a period of time ending no later than January 2, 2008, they would each refrain from taking any remedial action with respect to the Company’s failure (the “Effectiveness Failure”) to have declared effective by the SEC a registration statement registering the resale of the shares of the Company’s common stock underlying the Preferred Stock and warrants as required by a Registration Rights Agreement, dated February 10, 2006, by and between the Company, the Required Holders and the remaining holder of the Preferred Stock (the “Registration Rights Agreement”). The parties also agreed to refrain from declaring the occurrence of any “Triggering Event” with respect to the Effectiveness Failure and from delivering any Notice of Redemption at Option of Holder with respect thereto or demanding any amounts due and payable with respect to the Effectiveness Failure, including without limitation, any Registration Delay Payments. No remedial actions were taken by the Required Holders.

The Forbearance Agreements also contained agreements to amend the governing Certificate of Designations to revise certain terms of the Preferred Stock, including, without limitation, to reduce the conversion price of the Preferred Stock to $6.75, to allow for the accrual of dividends on the Preferred Stock at a rate equal to 10% per annum, which dividends may be payable in kind, and to revise the definition of the Leverage Ratio. The revised definition shall provide for the Leverage Ratio to be calculated as a multiple of recurring monthly revenue (“Performing RMR”) as opposed to EBITDA and a revision of the Maximum Leverage Ratio covenant to require the Maximum Leverage Ratio to equal 38x Performing RMR, commencing on June 30, 2008. The parties to the Forbearance Agreement also agreed to allow dividends to accrue but not be payable until the expiration of the Forbearance Period.

On June 29, 2007, the Company’s shareholders approved the Amended and Restated Certificate of Designations at the Company’s annual shareholder meeting. The Company filed the Amended Certificate of Designations with the Secretary of State of Florida on July 13, 2007, effective as of such date. In connection with the filing of the Amended Certificate of Designations, the Company and the parties to the Forbearance Agreements entered into the Amended SPA and the Amended and Restated Registration

Rights Agreement. The Amended SPA contains terms similar to the original SPA entered into among the parties on February 10, 2006, except that one holder agreed to sell back to the Company warrants to purchase 1,284,067 shares of the Company’s common stock, and the parties thereto acknowledged and agreed that the Company’s dividend payment obligations with respect to the Preferred Stock accruing prior to the Closing date (July 13, 2007) of the Amended SPA have been satisfied by adding such dividends to the Stated Value of the shares of Preferred Stock. Thus, the Company now has the option of paying the dividends in-kind and not to deplete cash resources for these dividend payments. For the three months ended March 31, 2008 and 2007, $1.0 million and $1.1 million of dividends payable were declared from and charged to additional paid-in capital and deducted from net loss available for common shareholders. At March 31, 2008 and December 31, 2007, $4.9 million and $3.9 million of dividends payable were accreted to the stated value of the Preferred Stock.

On September 28, 2007, the Company redeemed 7,000 shares of the Company’s Preferred Stock at $1,000 stated value per share, in connection with previously disclosed settlement arrangements with an investor, and the total amount paid by the Company upon redemption of the shares was $7.4 million, which included accrued dividends since January 1, 2007.

In connection with the redemption of the Preferred Stock, for the year ended December 31, 2007, the Company charged to additional paid-in-capital $0.4 million of unamortized deferred issuance costs and $0.1 million of unamortized discount related to the pro-rata portion of the Preferred Stock. The carrying value of the Preferred Stock at March 31, 2008 and December 31, 2007 was $40.6 million and $39.4 million, respectively.

(7) DERIVATIVE INSTRUMENTS

Derivative financial instruments, such as warrants and embedded derivative instruments of a host instrument, which risk and rewards of such derivatives are not clearly and closely related to the risk and rewards of the host instrument, are generally required to be bifurcated and separately valued from the host instrument with which they relate.

On October 20, 2006, pursuant to the terms of the SPA, the private placement investors received, in exchange for the Notes, an aggregate of 45,000 shares of Preferred Stock, par value $.10 per share, with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share. On July 13, 2007, the conversion price was adjusted to $6.75. (See Note 6- Series A Convertible Preferred Stock). Upon the issuance of the Preferred Stock, the following embedded derivatives were identified within the Preferred Stock: i) the ability to convert the Preferred Stock for common stock; ii) the option of the Company to satisfy dividends payable on the Preferred Stock in common stock in lieu of cash (dividend put option); iii) the potential increase in the dividend rate of the Preferred Stock in the event a certain level of net cash proceeds from the sale of our construction and material operation assets are not realized within a specified time frame (referred to as the legacy asset rate adjustment) and (iv) a change in control redemption right. The Company valued the Warrants and the Right to Purchase at March 6, 2006, their date of issuance, using an appropriate option pricing model (“the Model”). The Warrants, which were issued in connection with the issuance of the Notes, are detachable and have a three-year life expiring on March 6, 2009. The Company evaluated the classification of the Warrants in accordance with Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock (“EITF No. 00-19”), and concluded that the warrants do not meet the criteria under EITF 00-19 for equity classification since there is no limit as to the number of shares that will be issued in a cashless exercise and the Company is economically compelled to deliver registered shares since the maximum liquidating damages is a significant percentage of the proceeds from the issuance of the securities. The embedded derivatives within the Preferred Stock were bifurcated and valued as a single compound derivative liability at $0.5 million at the date of issuance. On April 2, 2007, the Company entered into a Forbearance Agreement with respect to the Preferred Stock with some of the institutional investors, which among other amended terms eliminated the legacy rate adjustment and provided for payment of dividends in cash, therefore, the legacy rate adjustment and the dividend put option derivatives were deemed to have zero value.

As indicated in Note 6- Series A Convertible Preferred Stock, effective July 13, 2007, the Company entered into an Amended SPA which contained terms similar to the original SPA entered into among the parties on February 10, 2006, except that one holder agreed to sell back to the Company warrants to purchase 1,284,067 shares of the Company’s common stock. The Company purchased back the warrants at fair value which was determined to be $0.2 million. At December 31, 2007, the derivative liability was adjusted accordingly.

The Model assumptions for the estimated fair valuation of the Warrants and the remaining embedded derivatives at March 31, 2008 and December 31, 2007 were an average risk free rate of 1.98% and 3.27%, respectively, and volatility for the Company’s common stock of 45% and 45%, respectively. For the three months ended March 31, 2008 and 2007, a benefit of $0.4 million and expense of $1.1 million, respectively, was recorded with respect to the re-valuation of these derivative liabilities and warrants. At March 31, 2008 and December 31, 2007, the derivative liability amounted to $0.9 million and $1.3 million, respectively, of which $0.9 million and $1.3 million, respectively, related to the conversion feature of the preferred stock and less than $0.1 million related to the Warrants at the end of each period.

The following table summarizes the activity for each derivative instrument for the three months ended March 31, 2008 and 2007.

	Derivative Income (Expense)	Warrants	Conversion option
Fair value of derivative liability at January 1, 2008	$—	$(381)	$(1,274,821)
Fair value adjustments for the three months ended March 31, 2008	395,362	357	395,005

Balances at March 31, 2008 and for the three months then ended	$395,362	$(24)	$(879,816)

	Derivative Income (Expense)	Warrants	Conversion option
Fair value of derivative liability at January 1, 2007	$—	$(754,018)	$(3,707,421)
Fair value adjustments for the three months ended March 31, 2007	(1,054,348)	421,542	(1,475,890)

Balances at March 31, 2007 and for the three months then ended	$(1,054,348)	$(332,476)	$(5,183,311)

(8) CAPITAL STOCK

On July 24, 2007, the Company’s Board of Directors approved the repurchase of up to $5.0 million of its common stock between July 24, 2007 and December 31, 2008. At March 31, 2008, the Company had repurchased 263,800 shares for a total cost of $1.0 million. The Company accounts for the repurchase of shares at cost.

The following table sets forth the computation of basic and diluted share data:

	For The Three Months Ended
	2008	2007
Common stock:
Weighted average number of shares outstanding – basic	5,949,278	6,200,024
Effect of dilutive securities:
Options and Warrants	—	—

Weighted average number of shares outstanding – diluted	5,949,278	6,200,024

Options and Warrants not included above (anti-dilutive)	10,412,522	10,791,074
Shares outstanding:
Beginning outstanding shares	5,949,278	6,033,848
Issuance of shares	—	185,280

Ending outstanding shares	5,949,278	6,219,128

	For The Three Months Ended
	2008	2007
Preferred stock:
Beginning outstanding shares	38,000	45,000
Redemption of shares	—	—

Ending outstanding shares	38,000	45,000

(9) STOCK OPTION PLANS

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted in accordance with SFAS 123R. The Company issued 15,000 new option grants to directors, officers and employees for the three months ended, March 31, 2008 and 2007. The per share weighted-average fair value of stock options granted during 2008 and 2007 were $1.42 and $1.63, respectively, on the grant dates, using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007
Expected dividend yield	—	—
Expected price volatility	56.07%	41.80%
Risk-free interest rate	3.09%	5.10%
Expected life of options**	6 years	4 years

**	The Company uses the simplified method of computing the expected life of options in accordance with SAB No. 110, as it believes the historical data is not sufficient.

The Company determined stock-based compensation cost based on the fair value at the date of grant for stock options under SFAS 123R. For both the three months ended March 31, 2008 and 2007, respectively, stock-based compensation cost amounted to less than $0.1 million. These amounts are included in the results of operations in the condensed consolidated financial statements for the three months ended March 31, 2008 and 2007, respectively.

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

All stock options granted pursuant to the 1986 Plan have vested and been exercised or forfeited. Stock options granted under the 1992 and 1999 Plan vest and become exercisable in varying terms and periods set by the Compensation Committee of the Board of Directors. Options issued under the 1992 and 1999 Plan expire after 10 years.

The Company adopted a stock-option plan for directors in 1992 that terminated in 2002. Stock options granted under the Directors’ Plan have 10-year terms, vest and become fully exercisable six months after the issue date. As the directors’ plan was fully granted in 2000, the directors have received their annual options since then from the employee plans.

A summary of stock option activity is as follows for the three months ended March 31, 2008, respectively:

	Employee Plans
	Shares	Weighted Avg. Exercise Price
Options outstanding at January 1, 2008	406,200	$4.60
Granted	15,000	$2.57
Exercised	—	$—
Expired/Forfeited	(25,000)	$3.73

Options outstanding at March 31, 2008	396,200	$4.59

Options exercisable at March 31, 2008	306,163	$4.78

Options available for future grants	458,500

As of March 31, 2008, there was approximately $0.2 million of total unrecognized compensation cost related to unvested stock options granted under our stock option plan. The cost is expected to be recognized over a weighted average of 2.49 years.

(10) INCOME TAXES

For the three months ended March 31, 2008, the Company realized a tax provision of $3,000 for continuing operations. Income tax expense for discontinued operations was $0 for the three months ended March 31, 2008.

For the three months ended March 31, 2007, the Company realized a tax benefit of $0.6 million for continuing operations. The benefit was due to an increase in the deferred tax assets of $2.1 million that was offset by an increase in the valuation allowance of $1.5 million. Income tax expense for discontinued operations was $0 for the three months ended March 31, 2007.

(11) RELATED PERSON TRANSACTIONS

The Company’s policies and procedures provide that related person transactions be approved in advance by either the audit committee or a majority of disinterested directors.

The Company entered into a Management Services Agreement, dated as of August 12, 2005 and retroactive to April 18, 2005 (the “Management Agreement”), with Royal Palm Capital Management, LLLP (“Royal Palm”), to provide management services. Royal Palm Capital Management, LLLP is an affiliate of Coconut Palm Capital Investors I Ltd. (“Coconut Palm”) with whom the Company completed a transaction on June 30, 2004, whereby Coconut Palm invested $18 million into the Company for purposes of the Company entering into the electronic security services industry. Richard Rochon, the Company’s Chairman, and Mario Ferrari, one of the Company’s directors, are principals of Coconut Palm and Royal Palm. Mr. Rochon has also been the Company’s acting Chief Executive Officer. Robert Farenhem, a principal of Royal Palm, is the Company’s President.

The management services to be provided include, among other things, assisting the Company with, among other matters, establishing certain office, accounting and administrative procedures, obtaining financing relating to business operations and acquisitions, developing and implementing advertising, promotional and marketing programs, facilitating certain securities matters (both proposed offerings and ongoing compliance issues) and future acquisitions and dispositions, developing tax planning strategies and formulating risk management policies. Under the terms of the Management Agreement, the Company is obligated to pay Royal Palm a management fee in the amount of $30,000 per month. In addition, the Company leases certain office space to Royal Palm under an agreement dated January 1, 2006. Both the management fees and the rental income are included in selling, general and administrative costs in the accompanying condensed consolidated statements of operations. The following table summarizes the transactions associated with this related party:

	For the three months ended March 31,
	2008	2007
Management service fee paid to Royal Palm	$90,000	$90,000
Rental income charged to Royal Palm	(22,500)	(22,500)

	$67,500	$67,500

On March 21, 2007, the Company completed the transactions contemplated by a certain Asset Purchase Agreement, dated as of March 12, 2007 (“Asset Purchase Agreement”). These assets were sold to BitMar, Ltd, a Turks and Caicos Corporation and a successor-in-interest to Tiger Oil, Inc., a Florida corporation. Donald L. Smith Jr., the Company’s former Chairman and Chief Executive Officer and a current director of the Company and Donald L. Smith III, a former officer of the Company, are principals of BitMar, Ltd. (See Note 4-Discontinued Operations). At March 31, 2008 and December 31, 2007, there was an outstanding net payable balance of $0.0 million and $0.5 million, respectively which is included in other payables of the accompanying condensed consolidated balance sheets.

The Company leased from the wife of Mr. Donald L. Smith, Jr., a director and former Chairman and Chief Executive Officer of the Company, a 1.8-acre parcel of real property in Deerfield Beach, Florida. This property was used for the Company’s equipment logistics and maintenance activities. The property was subject to a 5-year lease entered into in January 2002 providing for rent of $95,000 per year. This rent was based on comparable rental contracts for similar properties in Deerfield Beach, as evaluated by management. There was a verbal agreement that extended this lease for a year. This lease was assumed by the purchaser of the construction operation assets of which Mr. Donald Smith is a part. During the three months ended March 31, 2008 and 2007, the Company had rent expense charges of $0.1 million and less than $0.1 million, respectively.

In June 2000, the Company entered into an amended Life Insurance and Salary Continuation Agreement with Donald L. Smith, Jr., our former Chairman, Chief Executive Officer and President. Mr. Smith has received a retirement benefit since his retirement from his position in 2005. Benefits equal 75 percent of his base salary and will continue for the remainder of his life. In the event that a spouse survives him, then the surviving spouse will receive a benefit equal to 100 percent of his base salary for the shorter of five years or the remainder of the surviving spouse’s life. The net present value of the future obligation was estimated at $1.5 million at March 31, 2008 and December 31, 2007. These amounts are included in accrued expenses-retirement and severance in the accompanying condensed consolidated balance sheets.

The Company has entered into a retirement agreement with Mr. Richard Hornsby, former Senior Vice President and Director. He retired from the Company at the end of 2004. From 2006 he will receive annual payments of $32,000 for life. The Company expensed the net present value of the obligation to pay Mr. Hornsby $32,000 annually for life, over his estimated remaining service period at the Company, during 2004. The net present value of the future obligation was estimated at $0.2 million and $0.3 million at March 31, 2008 and December 31, 2007, respectively.

(12) FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157 for all financial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company has not applied the provisions of SFAS No. 157 to any nonrecurring, nonfinancial fair value measurements as permitted under Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2 (“FSP FAS 157-2”). The Company is in the process of evaluating the inputs and techniques used in these measurements, including such items as impairment assessments of fixed assets and goodwill impairment testing. There were no adjustments of this nature recorded in the first quarter of 2008.

SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or model-derived valuations or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs for the asset or liability. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability.

The Company carries certain liabilities at fair value in the Condensed Consolidated Balance Sheets. The most significant liabilities are the derivative instrument associated with the Preferred Stock (see Note 7 Derivative Instruments) and the retirement liabilities for retired executives (see Note 11 Related Person Transactions). The initial adoption of SFAS No. 157 on January 1, 2008 was limited to the liabilities mentioned above. On January 1, 2009, SFAS No. 157 will be adopted for other non-financial assets and liabilities, if any, recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The following table presents the fair value of our financial assets and liabilities for which we have adopted SFAS No. 157 as of March 31, 2008, segregated among the appropriate levels within the fair value hierarchy:

	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Derivative Instrument	$—	$880	$—	$880
Retirement Liabilities	—	2,719	—	2,719

Total Liabilities at Fair Value	$—	$3,599	$—	$3,599

The following is a description of the valuation methodologies used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of SFAS No. 157:

Derivative Liability — the derivative is related to the conversion feature of the Preferred Stock and associated warrants. (See Note 7-Derivative Instruments) Fair value is based on a model-derived valuation using company stock prices, volatility factors and US Treasury rates, all of which are observable at commonly quoted intervals. Therefore, our derivative is classified within Level 2 of the fair value hierarchy.

Retirement Liabilities — the retirement liabilities have been established for former Company executives that had retirement clauses within their employment contracts. Fair value for these liabilities is based on a model-derived valuation using US treasury rates and mortality rates which are observable at commonly quoted intervals. Therefore, our retirement liabilities are classified within Level 2 of the fair value hierarchy.

(13) COMMITMENTS AND CONTINGENCIES

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

Yellow Cedar

In the fall of 2000, Virgin Islands Cement and Building Products (VICBP), a subsidiary, was under contract with the Virgin Islands Port Authority, or VIPA, for the construction of the expansion of the St. Croix Airport. During the project, homeowners and residents of the Yellow Cedar Housing Community, located next to the end of the expansion project, claimed to have experienced several days of excessive dust in their area as a result of the ongoing construction work and have claimed damage to their property and personal injury. The homeowners of Yellow Cedar have filed two separate lawsuits for unspecified damages against VIPA and VICBP as co-defendants. In both cases VICBP, as defendant, has agreed to indemnify VIPA for any civil action as a result of the construction work. VICBP brought a declaratory judgment action in the District Court of the Virgin Islands to determine whether there is coverage under the primary policy. On October 23, 2007, the declaratory judgment was ruled in favor of insurers and we have since filed an Appeal of the Denial. If the Appeal of the Denial for the Company’s Summary Judgment is favorable to us, VICBP would be liable for the $50 per claim and the original $50,000 deductible. However, this was satisfied when the initial claims were resolved with claimants. Additionally, the Company expects to recover its legal expenses for pursuing the Summary Judgment.

VICBP cannot accurately estimate actual damages to the claimants since a significant part of the property damage claims were resolved prior to the litigation and credible evidence of the bodily injury portion of the lawsuit has not been presented. Additionally, because the legal process continues, VICBP is unable to determine how all of the facts of this matter will be resolved under St. Croix environmental law. As a result of all the uncertainties, the outcome cannot be reasonably determined at this time and the Company is unable to estimate the loss, if any, in accordance with FASB No. 5, “Accounting for Contingencies” (“FASB No. 5”). However, the Company does not believe that the outcome will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Petit

On July 25, 1995, our subsidiary, SCGC, entered into an agreement with Petit, to lease a quarry located in St. Martin. Another lease was entered into by SCGC on October 27, 1999 for the same and additional property. BBW entered into a materials supply agreement with Petit on July 31, 1995. This materials supply agreement was amended on October 27, 1999 and under the terms of this amendment we became a party to the materials supply agreement. In February 2005 we purchased the three hectares of land for $1.1 million in cash and executed the 15 hectare lease. In September 2006 we exercised the 2 hectare option and transferred $1 million in cash to the appropriate agent of Petit. Petit refused to accept the $1 million payment unless Devcon International Corp., the parent company, agreed to guarantee payment of the $1.0 million due on December 31, 2008. As Devcon International Corp. was not referenced in or party to the 2 hectare option, it was our position that Petit’s request was without merit. The $1 million was placed on deposit with the appropriate third-party escrow agent pending the outcome of this dispute.

On January 10, 2008, the Company sold all the issued and outstanding stock of SCGC, a quarry and ready-mix operation located in St. Martin, French West Indies, to Petit. Based on the net book value of those assets, the Company recorded an impairment charge in discontinued operations of $0.9 million in the fourth quarter of 2007. In addition, the Company entered into a settlement with Petit and upon the sale of SCGC the lawsuit was dismissed. The $1.0 million deposit paid to Petit to execute the 2 hectare option was released to the Company from the third-party escrow agent at the time the sale agreement was consummated. The Company recorded a $1.4 million loss on the sale during the three months ended March 31, 2008 related to this transaction. This amount was included in loss from discontinued operations in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2008.

Lydia Security Monitoring

On June 27, 2006, the Company sold its Boca Raton-based third party monitoring operation (which operated under the name Central One) and the associated Boca Raton monitoring center to Lydia Security Monitoring, Inc. (“Lydia Security”). On July 30, 2007, Lydia Security enjoined Devcon Security Holdings, Inc., Coastal Security Systems, Inc. and Coastal Security Company (collectively, “Devcon/Coastal”) as a third party complainant in a lawsuit filed against a former Central One wholesale monitoring customer, seeking recovery of minimum monthly payments and other sums under a monitoring agreement sold to Lydia Security by Devcon/Coastal. On April 29, 2008, Lydia Security and Devcon/Coastal reached a settlement agreement; on May 1, 2008, a stipulation of dismissal with prejudice was filed with the court, effectively dismissing all claims. At March 31, 2008 and December 31, 2007, a provision for the amount of the settlement is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

(14) SUBSEQUENT EVENTS

On April 4, 2008, the Company received a letter from the NASDAQ Stock Market notifying the Company that it was no longer in compliance with NASDAQ Marketplace Rule 4450(a)(3) because the Company’s stockholders’ equity of $5,205,000 reported on its Form 10-K for the period ended December 31, 2007 did not comply with the minimum $10,000,000 stockholders’ equity requirement for continued listing on The NASDAQ Global Market, as set forth in Marketplace Rule 4450(a)(3). As of May 16, 2008, trading of the Company’s Common Stock will be suspended unless an appeal of the determination is filed. Due to the Company’s inability to meet the stockholders’ equity requirement for listing on the NASDAQ Capital Market or any other Eligible Markets, the Company does not anticipate filing such an appeal and accordingly, it will pursue listing its Common Stock on the OTC Bulletin Board or Pink Sheets.

On May 14, 2008, the Company entered into Forbearance Agreements with the Holders of the Company’s Preferred Stock. Under the terms of these Forbearance Agreements, each of the Holders has agreed that for a period of time ending no later than July 10, 2008, they shall each, with respect to the Delisting, forbear from (i) declaring a breach of any transaction document governing the terms of the Preferred Stock caused solely as a result of the Delisting, (ii) declaring the occurrence of any Triggering Event (as defined in the Certificate of Designations governing the Preferred Stock) caused solely as a result of the Delisting and from delivering any Notice of Redemption at Option of Holder (as permitted by the Certificate of Designations) with respect thereto or (iii) demanding any amounts due and payable caused solely as a result of the Delisting, including without limitation, any Registration Delay Payments (as defined in the Amended and Restated Registration Rights Agreement, dated as of July 13, 2007, by and among the Company and these Holders). Under the terms of the Forbearance Agreements, these Holders have the right, but not the obligation, in their sole discretion, to elect to extend the forbearance period in increments of thirty (30) days by delivering a written notice of such election to the Company. The Forbearance Agreements also provide that if, at any time during the forbearance period, the Company takes receipt of cash from certain of its subsidiaries not party to its senior credit facilities in excess of $1 million in the aggregate, such excess amount shall be made available to these Holders for the redemption of their shares of Preferred Stock. The Forbearance Agreement with one of the Holders prohibits the Company from taking certain actions that would impair its ability to effectuate the redemption, including actions that would subject the assets of its unrestricted subsidiaries to its credit facilities. While all holders of the Preferred Stock executed the forbearance agreements, one former holder of the Preferred Stock which currently only holds warrants which were issued in connection with the same offering in which the holders received their shares of Preferred Stock refrained from executing a forbearance agreement. This holder is party to certain of the agreements requiring us to maintain the quotation of our common stock on certain Eligible Markets.

On April 29, 2008, Lydia Security and Devcon/Coastal reached a settlement agreement; on May 1, 2008, a stipulation of dismissal with prejudice was filed with the court, effectively dismissing all claims. (See Note 13-Commitment and Contingencies)

On April 10, 2008, the Employment Agreement for J. Keith Godsey, President of Devcon Security Services Corp. (“Devcon Security”), a subsidiary of the Company, was terminated to allow Mr. Godsey to pursue other interests. Under the terms of his terminated Employment Agreement with the Company and Devcon Security, Mr. Godsey is entitled to receive severance payments at the rate of his salary in effect on the date of termination for one year, payable in accordance with the usual payroll schedule of Devcon Security, as well as benefits for such period, beginning 60 days from the date of notice of termination. Mr. Godsey’s Employment Agreement also includes covenants lasting for a term of twelve months relating to non-competition and non-solicitation of employees and clients by Mr. Godsey.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements, as well as the financial statements and related notes included in our 2007 Form 10-K. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting results of operations, financial resources, liquidity, contractual cash obligations and critical accounting estimates.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, is forward-looking statements within the meaning of the Reform Act.

The forward-looking statements are and will be based upon our management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risks and uncertainties. Actual results, including our revenues from our electronic security services and construction and materials operations, expenses, gross margins, cash flows, financial condition, and net income, as well as factors such as our competitive position, inventory levels, backlog, the demand for our products and services, customer base and the liquidity and needs of customers, may differ materially from those contemplated by the forward-looking statements or those currently being experienced by our Company for a number of reasons, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 28, 2008.

OVERVIEW

Devcon International Corp. and its subsidiaries (“the Company”) provide electronic security services and products to residences, financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of government departments and health care and educational facilities. In 2004 we embarked on a new strategy, which was to become a leading regional provider of electronic security alarm monitoring services, providing electronic monitoring of alarm systems to residential single and multi-family homes, financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of government departments, healthcare and educational facilities, as well as installation of electronic security alarm systems. We also have wholesale customers where we monitor security systems owned by independent security companies. Through our electronic security services, we engage in the electronic monitoring of our installed base of security systems, as well as the installation of new monitored security systems added to our installed base, both in residential and commercial buildings.

In order to execute our new strategy, we began a process of reviewing in detail the operations of our former materials and construction businesses, which were incurring operating losses. This strategic review and shift in operational focus resulted in a series of acquisitions and divestitures which together allowed us to pursue our objective of becoming a leading regional provider of electronic security services. The acquisitions and divestitures were as follows:

Acquisitions:

•	On July 30, 2004, we acquired the issued and outstanding capital stock of Security Equipment Company.

•	On February 28, 2005, we acquired certain assets and assumed certain liabilities of Starpoint from Adelphia Communications.

•	On November 10, 2005, we acquired the issued and outstanding capital stock of Coastal Security Systems.

•	On March 6, 2006, we acquired the issued and outstanding capital stock of Guardian.

Dispositions:

•	On September 30, 2005, we sold our U.S. Virgin Islands ready-mix concrete, aggregates, concrete block and cement materials and supplies business.

•	On March 2, 2006, we sold all of the issued and outstanding common shares of Antigua Masonry Products.

•	On May 2, 2006, we sold the fixed assets and substantially the entire inventory of our joint venture assets of Puerto Rico Construction Company.

•	On June 27, 2006, we sold our Boca Raton-based third-party monitoring operations.

•	On March 21, 2007, we sold the majority of our construction assets, construction inventory and customer lists of the construction business.

•	On January 10, 2008, we sold all the issued and outstanding stock of Societe Des Carrieres de Grand Case, or SCGC.

In the following management’s discussion and analysis, the net operating results of our significant dispositions noted above, including our remaining materials business are recorded as discontinued operations for all years presented.

Attrition:

Customer account attrition has a direct impact on our results of operations since it affects our revenue, amortization expense and cash flows. We monitor attrition monthly and report on a six month annualized basis for bank covenant purposes. Below is a rollforward of our RMR for the three months ended March 31, 2008 and 2007, respectively.

	For The Three Months Ended
	(dollars in thousands)
	March 31, 2008	March 31, 2007
Beginning RMR Balance	$3,569	$3,519
RMR Added	94	63
Price Increase	4	43
RMR Loss	(110)	(83)

Net (Loss) Gain	(12)	23

Acquired RMR	38	8

Ending RMR Balance	$3,595	$3,550

Comparison of the Three Months Ended March 31, 2008 with the Three Months Ended March 31, 2007

	(dollars in thousands)
	2008	% of Revenue	2007	% of Revenue
Revenue	$13,716	100.0%	$14,185	100.0%
Cost of Sales	6,151	44.8%	6,064	42.7%

Gross Profit	$7,565	55.2%	$8,121	57.3%

Revenue from electronic security services is comprised of the monitoring and service of security systems at subscribers’ premises, billable services performed on a time and materials basis and net installation revenue after taking into effect the requirements of SAB 104, which requires the deferral of certain revenue and related costs until services have been fulfilled. Cost of sales includes direct costs incurred to monitor and service security systems installed at subscriber premises, as well as the net direct costs incurred with the installation of new security systems after taking into effect the requirements of SAB 104.

•

During 2008, revenue decreased by $0.5 million as compared to 2007. The decrease in revenue was due mainly to the softening of the housing market which impacted our new construction divisions on the east and west coasts of Florida.

•	Our cost of sales increased by less than $0.1 million as compared to 2007. The slight fluctuation was a result of price increases impacted by economic factors during the first quarter 2008.

•	Gross profit decreased by $0.6 million in 2008 as compared to 2007 primarily as a result of the softening of the housing market and economic factors mentioned above.

Operating expenses:

	(dollars in thousands)
	2008	% of Revenue	2007	% of Revenue
Selling	$1,234	9.0%	$1,342	9.5%
General and Administrative	4,700	34.3%	5,450	38.4%
Depreciation and Amortization	4,165	30.4%	4,497	31.7%

Total Operating Expenses	$10,099	73.7%	$11,289	79.6%

•

Selling expense decreased slightly to 9.0% of revenues as compared to 9.5% of revenues in 2007. The decrease was mainly due to increased efficiencies within the organization as we continued to integrate the various acquisitions made in prior periods.

•

General and administrative expenses decreased by $0.9 million in 2008 compared to 2007. As a percentage of revenue this represented a 4.1% decrease in 2008 as compared to 2007. This decrease was mainly due to overhead efficiencies that resulted from consolidating the corporate and security operational departments.

•

Depreciation and amortization expense decreased by $0.3 million in 2008 as compared to 2007. Amortization declined due to a decrease in the amortized customer base as a result of on-going attrition within the acquired customer base.

Other Income (Expense):

	(dollars in thousands)
	2008	2007
Interest expense	$(2,548)	$(2,659)
Interest income	11	127
Change in fair value of derivative	395	(1,054)
Other	7	—

Total other (expense) income	$(2,135)	$(3,586)

•	Interest expense decreased by $0.1 million in 2008 as compared to 2007 primarily driven by lower interest cost on the Company’s credit facility due to lower market rates.

•

The change in fair value of derivative income decreased by $1.4 million in 2008 as compared to 2007 and went from a charge for the three months ended March 31, 2007 to a benefit for the three months ended in March 31, 2008. The Company estimates the fair value of its derivatives and warrants using available market information and appropriate valuation methodologies. We recognize these derivatives as liabilities in our condensed consolidated balance sheet, measure them at their estimated fair value and recognize changes in their estimated fair value in our consolidated results of operations in the period of change. The fair value of the warrants and the embedded derivative are impacted by changes primarily in the price and volatility of the Company’s common stock. The Company’s historic volatility of 45% was used as an estimate of the volatility expected to occur over the life of the conversion option and warrants, respectively. The volatility factor differed for these instruments as the terms differed. In addition, the Company’s stock price has decreased since the three months ended March 31, 2007 by approximately 51%, resulting in a reduction in the fair value of the warrants and embedded derivative.

Income tax (benefit) from continuing operations:

	(dollars in thousands)
	2008	2007
Income tax expense (benefit)	$3	$(613)

For the three months ended March 31, 2008, the Company realized a tax provision of $3,000 for continuing operations. Income tax expense for discontinued operations was zero for the three months ended March 31, 2008.

For the three months ended March 31, 2007, the Company realized a tax benefit of $0.6 million for continuing operations. The benefit was due to an increase in the deferred tax assets of $2.1 million that was offset by an increase in the valuation allowance of $1.5 million. Income tax expense for discontinued operations was zero for the three months ended March 31, 2007.

Discontinued Operations:

	(dollars in thousands)
	2008	2007
Pre-tax gain (loss) from discontinued operations	$84	$(512)
Pre-tax (loss) on disposal of discontinued operations	(1,367)	(230)

(Loss) before income taxes	(1,283)	(742)
Income tax (benefit) provision	—	—

(Loss) from discontinued operations, net of tax	$(1,283)	$(742)

During the three months ended March 31, 2008, net loss from discontinued operations was $(1.3) million, compared to $(0.7) million for the three months ended March 31, 2007. The loss from discontinued operations was primarily driven by the sale of SCGC in January 2008 and the recognition of currency translation differences over the prior years and the remaining operating losses in our materials operations on St. Martin. The sale of construction operations resulted in a pre-tax loss on disposal of discontinued operations of $(0.2) million for the three months ended March 31, 2007.

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

In March 2007, the Company’s Board of Directors passed a resolution which authorized management to sell the remaining assets of the construction, materials and utilities operations upon such terms and conditions, including price, as management determines to be appropriate. At March 31, 2008 and December 31, 2007, the remaining materials subsidiary is STMMP, a ready-mix operation located in Sint Maarten, Netherland Antilles. This business is classified as a discontinued operation for all periods presented.

As of March 31, 2008, our liquidity and capital resources included cash and cash equivalents of $3.2 million, working capital of $1.4 million and $1.8 million availability on its line of credit. Total outstanding liabilities were $136.6 million as of March 31, 2008, compared to $135.2 million as of December 31, 2007.

Cash flow provided by operating activities for the three months ended March 31, 2008 was $0.5 million compared with $2.5 million used in operating activities for the three months ended March 31, 2007. The primary uses of cash for operating activities during the three months ended March 31, 2008 were a decrease in accounts payable, increase in notes receivable related to the sale and wind down of our construction operation and deferred customer acquisition costs, which are recognized in accordance with the Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”). The primary sources of cash from operating activities was a net reduction of $3.0 million in accounts receivable, recognition of loss on sale of SCGC of $1.4 million, and a $1.4 million increase in deferred customer acquisition revenue which is recognized in accordance with SAB 104.

Net cash used by investing activities was $1.4 million for the three months ended March 31, 2008, which primarily resulted from the acquisition of assets of a Florida security company and its related customer lists. Net cash provided by investing activities was $4.5 million for the three months ended March 31, 2007, which primarily related to the proceeds from the sale of the construction division.

Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2008, which resulted from the additional borrowings against the revolving line of credit of $1.1 million. Net cash used in financing activities for the three months ended March 31, 2007, was $0.4 million which primarily related to $0.5 million of principal payments on borrowings offset by $0.1 million of proceeds from the issuance of common stock.

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

Cash flows from discontinued operations are included in the condensed consolidated statements of cash flows within operating, investing and financing activities. The Company will continue to have cash flows from the remaining materials subsidiary through the disposition of the operations. The absence of cash flows from discontinued operations is not expected to impact future liquidity or capital resources.

We believe we can fund our planned business activities during the next twelve months with the sources of cash described above. Our plan is to sell the remaining assets related to our discontinued operations to generate cash flows coupled with the ongoing collections of our accounts receivable. We anticipate that the continued integration of the back office processes related to our acquisitions will result in reduced selling, general and administrative expenses. During 2007, we did not acquire any security-related businesses. Over the next twelve months we are not planning nor are we obligated to make any significant investments other than normal required capital expenditures.

Debt and Other Obligations

Credit Agreement. In order to finance the acquisition of Guardian, which took place on March 6, 2006, we increased the amount of cash available under our credit agreement (“Credit Agreement”) with CapitalSource Finance LLC (“CapitalSource”) from $70.0 million to $100.0 million and used $35.6 million under this facility together with the net proceeds from the issuance of the notes and warrants to purchase Guardian and repay the $8.0 million CapitalSource Bridge Loan Agreement.

On September 25, 2007, certain subsidiaries (the “Borrowers”) we entered into a Consent and Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement with CapitalSource). The Fifth Amendment to the Credit Agreement increased the total commitment to $105.0 million from $100.0 million (with the Borrowers having the ability to increase this commitment further to $125.0 million), extended the maturity date of the Credit Agreement to September 25, 2010, increased the Maximum Leverage Ratio to 28.0x, amended Minimum Fixed Charge Coverage Ratio to be 1.25 to 1.0 after June 30, 2008, and certain financial and other covenants provided therein. We incurred debt issuance costs amounting to $0.7 million related to the execution of this Fifth Amendment.

On March 14, 2008, we amended the credit terms and conditions of our Credit Agreement (“Waiver and Sixth Amendment”) which included an adjustment in the Maximum Attrition Ratio under the Credit Agreement as follows: (i) for the period beginning on March 14, 2008 and ending on July 31, 2008 to 13.00%; (ii) for the period beginning August 1, 2008 and ending December 31, 2008 to 12.75%; and (iii) for the period beginning January 1, 2009 and thereafter to 12.50%. Also, under the terms of the Amendment the Applicable Base Rate Margin was revised to be 5.00% and the Applicable LIBOR Margin was revised to be 6.50%. Additionally, under the terms of the Amendment, for purposes of calculating interest, the Base Rate will not be less than 6.00% and the LIBOR Rate will not be less than 3.00% so that, as of March 14, 2008, our new effective interest rate under the Credit Agreement is LIBOR plus 6.50% and its new minimum interest rate is 9.50%. The Waiver and Sixth Amendment also provided for a waiver of noncompliance matters to the extent that the noncompliance matters constituted a default or an event of default under the Credit Agreement or the other loan documents as of December 31, 2007. At March 31, 2008, we were in compliance with the debt covenant requirements. At March 31, 2008, we had $9.5 million of unused facility under the Credit Agreement and $1.8 million borrowing capacity.

Securities Purchase Agreement. On October 20, 2006, the Company pursuant to the terms of a Securities Purchase Agreement (the “SPA”) issued to certain holders an aggregate of 45,000 shares of Series A Convertible Preferred Stock (“Preferred Stock”), par value $0.10 per share with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share for each share of Preferred Stock. On July 13, 2007, the conversion price was adjusted to $6.75. (See Note 6-Series A Convertible Preferred Stock). The Company had previously issued to these holders warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share.

We filed an Amended Certificate of Designations and an amended and restated Registration Stock Rights Agreement with the Secretary of State of Florida on July 13, 2007, effective as of such date (“Closing Date”). The Amended SPA contains terms similar to the original SPA entered into among the parties on February 10, 2006, except that one holder agreed to sell back to us warrants to purchase 1,284,067 shares of our common stock, and the parties thereto acknowledged and agreed that our dividend payment obligations with respect to the Preferred Stock accruing prior to the Closing Date of the Amended SPA have been satisfied by adding such dividends to the Stated Value of the shares of Preferred Stock. Thus, we now have the option of paying the dividends in kind and not to deplete cash resources for these dividend payments. We purchased back the warrants at fair value which was determined to be $0.2 million. At March 31, 2008, approximately $4.9 million of dividends accrued were paid-in-kind and accreted to the carrying value of the Preferred Stock.

On April 4, 2008, we received a letter from the NASDAQ Stock Market notifying us that it we no longer were in compliance with NASDAQ Marketplace Rule 4450(a)(3) because our stockholders’ equity of $5,205,000 reported on our Form 10-K for the period ended December 31, 2007 did not comply with the minimum $10,000,000 stockholders’ equity requirement for continued listing on The NASDAQ Global Market, as set forth in Marketplace Rule 4450(a)(3). As of May 16, 2008, trading of our Common Stock will be suspended unless an appeal of the determination is filed. Due to our inability to meet the stockholders’ equity requirement for listing on the NASDAQ Capital Market or any other Eligible Markets, and not anticipating filing such an appeal, we will be pursuing listing of our Common Stock on the OTC Bulletin Board or Pink Sheets.

On May 14, 2008, we entered into Forbearance Agreements with the Holders of our Preferred Stock. Under the terms of these Forbearance Agreements, each of the Holders has agreed that for a period of time ending no later than July 10, 2008, they shall each, with respect to the Delisting, forbear from (i) declaring a breach of any transaction document governing the terms of the Preferred Stock caused solely as a result of the Delisting, (ii) declaring the occurrence of any Triggering Event (as defined in the Certificate of Designations governing the Preferred Stock) caused solely as a result of the Delisting and from delivering any Notice of Redemption at Option of Holder (as permitted by the Certificate of Designations) with respect thereto or (iii) demanding any amounts due and payable caused solely as a result of the Delisting, including without limitation, any Registration Delay Payments (as defined in the Amended and Restated Registration Rights Agreement, dated as of July 13, 2007, by and among the us and these Holders). Under the terms of the Forbearance Agreements, these Holders have the right, but not the obligation, in their sole discretion, to elect to extend the forbearance period in increments of thirty (30) days by delivering a written notice of such election to us. The Forbearance Agreements also provide that if, at any time during the forbearance period, we take receipt of cash from certain of our subsidiaries not party to our senior credit facilities in excess of $1 million in the aggregate, such excess amount shall be made available to these Holders for the redemption of their shares of Preferred Stock. The Forbearance Agreement with one of the Holders prohibits us from taking certain actions that would impair our ability to effectuate the redemption, including actions that would subject the assets of our unrestricted subsidiaries to our credit facilities. While all holders of the Preferred Stock executed the forbearance agreements, one former holder of the Preferred Stock which currently only holds warrants which were issued in connection with the same offering in which the holders received their shares of Preferred Stock refrained from executing a forbearance agreement. This holder is party to certain of the agreements requiring us to maintain the quotation of our common stock on certain Eligible Markets. If at the end of the forbearance period, the Holders choose to call for the redemption of the Preferred Stock, the Company may be required to reclassify the Preferred Stock to a current liability and will need to seek alternate financing in order to redeem the Preferred Stock. The Company’s ability to obtain alternative financing cannot be assured at this time.

We have two key debt covenants that could affect liquidity. We believe that we will remain in compliance with both covenants in 2008:

Debt / Performing RMR (Revolving Credit Facility) – As of March 31, 2008, we had eligible Performing RMR of $3.5 million and outstanding senior debt of $96.2 million (including accrued interest) or a ratio of 27.6x. The financial covenant requires a maximum leverage ratio of 28.0x to 1.0. Given the continued stability of our customer base and the associated Performing RMR we believe that a material decline in either is unlikely during 2008.

Attrition rate (Revolving Credit Facility) – Our six month annualized attrition ratio as of March, 2008 was 12.0% compared to a maximum permitted ratio of 13%. We define attrition as a ratio, the numerator of which is gross number of lost customer RMR for a given period, divided by the denominator rolling six month average of the Company’s RMR. In our calculation we make adjustments to lost RMR for the net change in billing rate, either positive or negative, for accounts greater than 90 days, re-signs and third party gains. Our attrition rate trend over the last six months is as follows:

	Actual Period Attrition			Monthly Ratio %	Six Month Annualized Monthly Ratio %
	Number of Accounts	Cancelled RMR	Net RMR Attrition*
October	676	$39,052	$44,006	15.0%	11.0%
November	1,004	$45,495	$29,693	10.2%	10.6%
December	875	$35,774	$36,379	12.5%	12.5%
January	924	$40,709	$31,557	10.8%	11.4%
February	602	$32,734	$44,703	15.3%	12.7%
March	720	$36,976	$23,069	7.9%	12.0%

*	Net of change in RMR over 90 days and net of re-signs.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Acting Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Acting Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b) Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

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

Yellow Cedar

In the fall of 2000, VICBP, a subsidiary, was under contract with the Virgin Islands Port Authority, or VIPA, for the construction of the expansion of the St. Croix Airport. During the project, homeowners and residents of the Yellow Cedar Housing Community, located next to the end of the expansion project, claimed to have experienced several days of excessive dust in their area as a result of the ongoing construction work and have claimed damage to their property and personal injury. The homeowners of Yellow Cedar have filed two separate lawsuits for unspecified damages against VIPA and VICBP as co-defendants. In both cases VICBP, as defendant, has agreed to indemnify VIPA for any civil action as a result of the construction work. VICBP brought a declaratory judgment action in the District Court of the Virgin Islands to determine whether there is coverage under the primary policy. On October 23, 2007, the declaratory judgment was ruled in favor of insurers and we have since filed an Appeal of the Denial. If the Appeal of the Denial for the Company’s Summary Judgment is favorable to us, VICBP would be liable for the $50 per claim and the original $50,000 deductible. However, this was satisfied when the initial claims were resolved with claimants. Additionally, the Company expects to recover its legal expenses for pursuing the Summary Judgment.

VICBP cannot accurately estimate actual damages to the claimants since a significant part of the property damage claims were resolved prior to the litigation and credible evidence of the bodily injury portion of the lawsuit has not been presented. Additionally, because the legal process continues, VICBP is unable to determine how all of the facts of this matter will be resolved under St. Croix environmental law. As a result of all the uncertainties, the outcome cannot be reasonably determined at this time and the Company is unable to estimate the loss, if any, in accordance with FASB No. 5, “Accounting for Contingencies” (“FASB No. 5”). However, the Company does not believe that the outcome will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Petit

On July 25, 1995, our subsidiary, SCGC, entered into an agreement with Petit, to lease a quarry located in St. Martin. Another lease was entered into by SCGC on October 27, 1999 for the same and additional property. BBW entered into a materials supply agreement with Petit on July 31, 1995. This materials supply agreement was amended on October 27, 1999 and under the terms of this amendment we became a party to the materials supply agreement. In February 2005 we purchased the three hectares of land for $1.1 million in cash and executed the 15 hectare lease. In September 2006 we exercised the 2 hectare option and transferred $1 million in cash to the appropriate agent of Petit. Petit refused to accept the $1 million payment unless Devcon International Corp., the parent company, agreed to guarantee payment of the $1.0 million due on December 31, 2008. As Devcon International Corp. was not referenced in or party to the 2 hectare option, it was our position that Petit’s request was without merit. The $1 million was placed on deposit with the appropriate third-party escrow agent pending the outcome of this dispute.

On January 10, 2008, the Company sold all the issued and outstanding stock of SCGC, a quarry and ready-mix operation located in St. Martin, French West Indies, to Petit. Based on the net book value of those assets, the Company recorded an impairment charge in discontinued operations of $0.9 million in the fourth quarter of 2007. In addition, the Company entered into a settlement with Petit and upon the sale of SCGC the lawsuit was dismissed. The $1.0 million deposit paid to Petit to execute the 2 hectare option was released to the Company from the third-party escrow agent at the time the sale agreement was consummated. The Company recorded a $1.4 million loss on the sale during the three months ended March 31, 2008 related to this transaction. This amount was included in loss from discontinued operations in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2008.

Lydia Security Monitoring

On June 27, 2006, the Company sold its Boca Raton-based third party monitoring operation (which operated under the name Central One) and the associated Boca Raton monitoring center to Lydia Security Monitoring, Inc. (“Lydia Security”). On July 30, 2007, Lydia Security enjoined Devcon Security Holdings, Inc., Coastal Security Systems, Inc. and Coastal Security Company (collectively, “Devcon/Coastal”) as a third party complainant in a lawsuit filed against a former Central One wholesale monitoring customer, seeking recovery of minimum monthly payments and other sums under a monitoring agreement sold to Lydia Security by Devcon/Coastal. On April 29, 2008, Lydia Security and Devcon/Coastal reached a settlement agreement; on May 1, 2008, a stipulation of dismissal with prejudice was filed with the court, effectively dismissing all claims. At March 31, 2008 and December 31, 2007, a provision for the amount of the settlement is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits:
Exhibit 10.1	Forbearance Agreement, dated as of May 12, 2008, by and between the Company and a Required Holder
Exhibit 10.2	Forbearance Agreement, dated as of May 12, 2008, by and between the Company and a Required Holder
Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 15, 2008

	By:	/s/ Richard Rochon
Richard Rochon, Acting Chief Executive Officer,
(on behalf of the Registrant and as Principal Executive Officer)

	By:	/s/ Mark C. McIntosh
Mark C. McIntosh, Chief Financial Officer,
(on behalf of the Registrant and as Principal Financial and Accounting Officer)

Exhibit Index

Exhibits No.	Description
Exhibit 10.1	Forbearance Agreement, dated as of May 12, 2008, by and between the Company and a Required Holder

Exhibit 10.2	Forbearance Agreement, dated as of May 12, 2008, by and between the Company and a Required Holder

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.