Form 10-Q
period 2008-06-30
DEVCON INTERNATIONAL CORP
filed 2008-08-19
CIK 28452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2008

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

As of August 10, 2008, the number of shares of the registrant’s Common Stock outstanding was 5,949,278.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

INDEX

			Page Number
Part I	Financial Information

	Item 1

		Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	3

		Condensed Consolidated Statements of Operations for the Six months ended June 30, 2008 and 2007 and the three months ended June 30, 2008 and 2007 (unaudited)	6

		Condensed Consolidated Statements of Stockholders’ (Deficit) Equity and Comprehensive Loss for the Six months ended June 30, 2008 (unaudited)	7

		Condensed Consolidated Statements of Cash Flows for the Six months ended June 30, 2008 and 2007 (unaudited)	8

		Notes to Unaudited Condensed Consolidated Financial Statements	10

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	34

	Item 4	Controls and Procedures

Part II	Other Information		34

	Item 1	Legal Proceedings	34

	Item 1A	Risk Factors	35

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	35

	Item 3	Default Upon Senior Securities	35

	Item 4	Submission of Matters to a Vote of Security Holders	36

	Item 5	Other Information	36

	Item 6	Exhibits	36

Part I Financial Information

Item 1.	Financial Statements

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts shown in thousands except share and per share data)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,401	$3,088
Accounts receivable, net of allowance for doubtful accounts of $(1,494) and $(2,189), respectively	9,620	12,059
Notes receivable, net of allowance of $(18) and $(16), respectively	1,350	1,133
Prepaid expenses and other current assets	8,364	8,088
Assets held for sale	1,967	2,263

Total current assets	24,702	26,631

Property, plant and equipment, net	3,653	4,096
Investments in unconsolidated joint ventures and affiliates	250	266
Notes receivable, net of current portion	507	261
Customer lists, net of amortization $(47,779) and $(40,334), respectively	49,282	55,372
Goodwill	76,489	76,489
Other intangible assets, net of amortization $(921) and $(756), respectively	2,294	2,459
Deferred customer acquisition costs	15,815	13,468
Other long-term assets	554	743

Total assets	$173,546	$179,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(Amounts shown in thousands except share and per share data)

(Unaudited)

	June 30, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable, trade and other	$4,899	$3,694
Accrued expenses and other liabilities	6,857	7,329
Deferred revenue	10,958	11,315
Retirement and severance	419	815
Derivative instruments	544	1,275
Shares subject to mandatory redemption	41,879	—

Total current liabilities	65,556	24,428
Long-term debt, excluding current installments	95,520	94,440
Retirement and severance, excluding current portion	2,020	2,316
Long term deferred tax liability	693	690
Deferred customer acquisition revenue	14,857	12,565
Other long-term liabilities, excluding current portion	715	744

Total liabilities	$179,361	$135,183
Commitments and contingencies (Note 13)
Series A Convertible Preferred Stock, $1,000 stated value, 10,000,000 shares authorized, 38,000 shares issued and outstanding in 2007	—	39,397
Stockholders’ (deficit) equity:
Common stock, $0.10 par value. Shares authorized 50,000,000, shares issued 6,235,612 in 2008 and 2007, shares outstanding 5,949,278 in 2008 and 2007	624	624
Additional paid-in capital	24,974	27,424
Retained (deficit)	(30,429)	(20,492)
Accumulated other comprehensive loss – cumulative translation adjustment	—	(1,367)
Treasury stock, at cost, 286,334 shares in 2008 and 2007	(984))	(984)

Total stockholders’ (deficit) equity	(5,815)	5,205

Total liabilities and stockholders’ (deficit) equity	$173,546	$179,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For The Three Months Ended
	June 30, 2008	June 30, 2007
Revenue	$13,901	$13,797
Cost of Sales	6,220	6,030

Gross profit	7,681	7,767
Operating expenses
Selling	892	1,141
General & administrative	4,176	5,490
Depreciation and amortization	4,171	4,387

Operating loss	(1,558)	(3,251)
Other income (expense)
Interest expense	(2,401)	(2,586)
Interest income	5	47
Change in fair value of derivative instrument	336	3,004

Loss from continuing operations before income taxes	(3,618)	(2,786)
Income tax (benefit)	—	(373)

Net loss from continuing operations	(3,618)	(2,413)
(Loss) from discontinued operations, net of income tax (benefit) of $0 and ($48) for the three months ended June 30, 2008 and 2007	(365)	(3,040)

Net loss	$(3,983)	$(5,453)
Preferred dividends	(1,074)	(1,146)
Accretion of Preferred Stock	(180)	(216)

Net loss available for common stockholders	$(5,237)	$(6,815)

Basic and Diluted (loss) per share:
Continuing operations	$(0.61)	$(0.39)
Discontinued operations	$(0.06)	$(0.49)
Net loss	$(0.67)	$(0.88)
Net loss available for common stockholders	$(0.88)	$(1.09)

Weighted average number of shares outstanding:
Basic	5,949,278	6,227,746
Diluted	5,949,278	6,227,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For The Six Months Ended
	June 30, 2008	June 30, 2007
Revenue	$27,617	$27,982
Cost of Sales	12,371	12,094

Gross profit	15,246	15,888
Operating expenses
Selling	2,127	2,482
General & administrative	8,875	10,941
Depreciation and amortization	8,336	8,885

Operating loss	(4,092)	(6,420)
Other income (expense)
Interest expense	(4,963)	(5,244)
Interest income	16	86
Change in fair value of derivative instrument	732	1,944

Loss from continuing operations before income taxes	(8,307)	(9,634)
Income tax expense (benefit)	3	(987)

Net loss from continuing operations	(8,310)	(8,647)
(Loss) from discontinued operations, net of income tax (benefit) of $0 and ($48) for the six months ended June 30, 2008 and 2007	(1,627)	(3,688)

Net loss	$(9,937)	$(12,335)
Preferred dividends	(2,122)	(2,271)
Accretion of Preferred Stock	(360)	(421)

Net loss available for common stockholders	$(12,419)	$(15,027)

Basic and Diluted (loss) per share:
Continuing operations	$(1.40)	$(1.39)
Discontinued operations	$(0.27)	$(0.59)
Net loss	$(1.67)	$(1.99)
Net loss available for common stockholders	$(2.09)	$(2.42)

Weighted average number of shares outstanding:
Basic	5,949,278	6,213,885
Diluted	5,949,278	6,213,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ (Deficit) Equity and Comprehensive (Loss)

For the Six Months Ended June 30, 2008

(Amounts shown in thousands except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ (Deficit) Equity
	Issued Shares	Amount
Balance at December 31, 2007	6,235,612	$624	$27,424	$(20,492)	$(1,367)	$(984)	$5,205

Comprehensive (loss)
Net (loss)				(9,937)			(9,937)
Currency translation adjustment					1,367		1,367

Comprehensive (loss)				(9,937)	1,367		(8,570)
Accretion of deferred issuance and debt discount costs			(360)				(360)
Accrued dividends on preferred stock			(2,122)				(2,122)
Stock-based compensation expense			32				32

Balance at June 30, 2008	6,235,612	$624	$24,974	$(30,429)	$—	$(984)	$(5,815)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
Cash flows from operating activities:
Net loss	$(9,937)	$(12,335)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	32	118
Depreciation and amortization	8,336	8,914
Loan origination cost amortization	189	—
Deferred income tax (benefit)	3	(987)
Provision for doubtful accounts and notes	377	634
Impairment of long lived assets	12	—
Gain on sale of property and equipment	—	(168)
Change in fair value of derivative financial instrument	(732)	(1,954)
Loss on sale of disposition of business	1,370	—
Joint venture loss	17	—
Changes in operating assets and liabilities:
Accounts receivable	2,060	1,256
Notes receivable	(208)	(293)
Costs and estimated earnings in excess of billings	—	527
Inventories	42	(215)
Prepaid expenses and other current assets	(510)	279
Deferred customer acquisition costs	(2,347)	(2,491)
Other long-term assets	190	364
Accounts payable, accrued expenses and other liabilities	389	1,471
Deferred revenue	(399)	584
Billings in excess of costs and estimated earnings	—	(941)
Deferred customer acquisition revenue	2,291	2,381
Other long-term liabilities	(325)	152

Net cash provided by (used in) operating activities	$850	$(2,704)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Amounts shown in thousands except share and per share data)

(Unaudited)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
Cash flows from investing activities:
Purchases of property, plant and equipment	$(409)	$(709)
Cash used in business acquisition and purchase of customer lists, net of cash acquired	(1,355)	(241)
Proceeds from disposition of property, plant and equipment	133	315
Proceeds from disposition of business	—	4,660
Payments received on notes related to the sale of assets	22	1,388

Net cash (used in) provided by investing activities	(1,609)	5,413
Cash flows from financing activities:
Proceeds from issuance of common stock	—	142
Proceeds from debt	1,100
Principal payments on debt	(28)	(552)

Net cash provided by (used in) financing activities	1,072	(410)
Effect of exchange rate changes on cash	—	(70)

Net increase in cash and cash equivalents	313	2,229
Cash and cash equivalents, beginning of year	3,088	5,015

Cash and cash equivalents, end of period	$3,401	$7,244

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,007	$6,078

Cash paid for income taxes	$—	$241

Supplemental non-cash disclosures:
Reduction of note receivable	$—	$241

Issuance of common stock in lieu of cash payment of dividends payable related to Preferred Stock	$—	$769

Sale of assets in exchange for promissory note receivable	$275	$—

Reclassification of dividends payable in kind to Preferred Stock and accrued dividends charged to additional paid in capital	$2,122	$—

Accrued preferred stock dividends charged to additional paid-in capital	$—	$2,271

Accretion of deferred financing costs and debt discount charged to additional paid in capital	$360	$421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DEVCON INTERNATIONAL CORP.

AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2008

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

The unaudited condensed consolidated financial statements for the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal reoccurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2008, and the results of its operations and cash flows for the six months ended June 30, 2008 and 2007.

Certain prior year amounts have been restated or reclassified to conform to the current period presentation.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CHANGES IN ACCOUNTING

Significant Accounting Policy

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Goodwill and indefinite-lived intangible assets relate to the Company’s electronic security services segment and are assessed for impairment annually on June 30th and, more frequently, if a triggering event occurs utilizing a valuation study. In performing this assessment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows and transactions and market place data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill impairment. Since judgment is involved in performing goodwill valuation analyses, there is a risk that the carrying value of our goodwill may be overstated or understated. Based upon the assessment performed as of June 30, 2008, the estimated fair value of the reporting unit exceeded its carrying amount by approximately $11.4 million.

In performing this assessment, management uses the income approach and the similar transactions method of the market approach to develop the fair value of the Reporting Unit in order to assess its potential impairment of goodwill. The income approach is based on a discounted cash flow model which relies on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Developing these future cash flow projections requires management to make significant assumptions and estimates regarding the sales, gross margin and operating expenses of the reporting unit, as well as consideration of future macroeconomic conditions and the impact of planned business or operational strategies. The U.S. economy and specifically the State of Florida have experienced downward economic pressure during 2007 and 2008 year-to-date, which has impacted the Company’s growth and attrition rates. Over the forecasted period, management presumed a return to a more stable economic environment which would positively impact the Company’s overall growth and attrition rates. In addition the forecasted period presumes a continued focus on enhancing the Company’s internal sales capabilities. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time. The similar transactions method is a market approach methodology in which the fair value of a business is estimated by analyzing the prices at which companies similar to the subject, which are used as guidelines, have sold in controlling interest transactions (mergers and acquisitions). Target companies are compared to the subject company, and multiples paid in transactions are analyzed and applied to subject company data, resulting in value indications. Comparability can be affected by, among other things, the product or service produced or sold, geographic markets served, competitive position, profitability, growth expectations, size, risk perception, and capital structure. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis could change in such a manner that impairment in value may occur in the future.

Management believes the most significant assumption which would have an effect on the estimated fair value of goodwill is the long-term attrition rate after considering customer price increases, the growth rates and the discount rate. The long-term projected customer account growth rate, attrition rate and discount rates that were used to arrive at the fair value calculation were approximately 14.0%, (8.0%) and 13%, respectively. The Company estimates that a one percentage point increase in these long-term projected assumptions would impact the fair value of the reporting unit as follows (000s):

	Change in assumption
	1%	2%	3%
Growth Rate	$13,476	$18,376	$23,276
Attrition Rate	$2,976	$(1,924)	$(6,824)
Discount Rate	$2,276	$(4,724)	$(11,024)

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

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110, Use of the “Simplified” Method (“SAB110”). This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, the Company implemented SAB No. 110 and is continuing to use the simplified method. Therefore there was no impact on the compensation expense recognized for stock options granted in 2008.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”).” The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). SFAS No. 160 will be effective for the Company’s fiscal 2010. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this

Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirement for SFAS Statement No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial statements.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform to the provisions in this FSP. The provisions of FSP No. EITF 03-6-1 are effective for the Company retroactively in the first quarter ended March 31, 2009. The Company is in the process of evaluating the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its consolidated financial statements.

(3) LIQUIDITY AND BASIS OF PRESENTATION

The Company’s condensed consolidated financial statements for the three and six months ended June 30, 2008 have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The Company has realized net losses from continuing operations during the three and six month periods ended June 30, 2008 and 2007. In addition, the year ended December 31, 2007 had losses from continuing operations of $17.3 million.

At June 30, 2008, the Company had a net working capital deficit of $40.9 million, compared to net working capital of $2.2 million at December 31, 2007. At June 30, 2008, availability on our line of credit was $0.9 million. Cash and cash equivalents at June 30, 2008 were $3.4 million, an increase of $0.4 million from the balance of $3.0 million at December 31, 2007. Total outstanding liabilities were $179.4 million as of June 30, 2008, compared to $135.2 million as of December 31, 2007. The significant decrease in the Company’s working capital at June 30, 2008 as compared to December 31, 2007 was triggered by the reclassification of the Series A Convertible Preferred Stock, with a carrying value at June 30, 2008 of $41.9 million, to a current liability from non-current classification.

On October 20, 2006, the Company pursuant to the terms of a Securities Purchase Agreement (the “SPA”) issued to certain investors (“Holders”) an aggregate of 45,000 shares of Series A Convertible Preferred Stock (“Preferred Stock” or “Shares subject to mandatory redemption”), par value $0.10 per share with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share for each share, of Preferred Stock. On July 13, 2007, the conversion price was adjusted to $6.75. (See Note 6-Series A Convertible Preferred Stock). The Company had previously issued to these Holders warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share. (See Note 6-Series A Convertible Preferred Stock)

Each of the SPA, the Certificate of Designations and the Registration Rights Agreement require the Company to maintain the Common Stock’s authorization for quotation on certain eligible markets including The NASDAQ Stock Market or certain comparable markets (the “Eligible Markets”). The terms of the Preferred Stock as set forth in the Certificate of Designations require the Preferred Stock be redeemed from the Holders by the Company pursuant to certain installment payment obligations and to the extent they remain outstanding on October 20, 2012 (the “Mandatory Redemption Feature”).

On May 16, 2008, the Company was delisted from the NASDAQ Stock Market because it no longer was in compliance with the NASDAQ Marketplace Rule 4450(a)(3) (the “Delisting”) as its stockholders’ equity of $5,205,000 reported on its Form 10-K for the period ended December 31, 2007 did not comply with the minimum $10,000,000 stockholders’ equity requirement for continued listing on The NASDAQ Global Market, as set forth in Marketplace Rule 4450(a)(3). The Company’s common stock is now traded on the OTC Bulletin Board.

The Delisting of the Company on the NASDAQ Stock market was a Triggering Event under section 3(a)(iv) of the Certificate of Designations and breached other provisions of the Transaction Documents (as defined in the SPA), which allows the Holders to call for the redemption of the Preferred Stock before its scheduled redemption date. The Preferred Stock is convertible into the Company’s common stock at a price of $6.75 or 90% of the lowest Closing Bid Price for the last 3 Trading Days, if in default. The conversion price is subject to adjustment for anti-dilution transactions, as defined. Shares may be redeemed in cash if 1) the shares are not registered, 2) at maturity on or about October 20, 2012, in three equal installments payable in cash on the 4th, 5th and 6th anniversary of the issuance date, 3) at the option of the holder, for cash, on May 11, 2009 or 4) at the option of the Company, for cash, on or after May 11, 2009. The Preferred Stock has a mandatory conversion into Common Stock, at the option of the Company, after 2 years from date of issuance, if the common stock price exceeds 175% of the conversion price for 60 consecutive Trading Days. In the event that the Holders call for the redemption of the Preferred Stock, the Company would have to pay the Holders the stated value of the Preferred Stock and any accrued and unpaid dividends.

On May 14, 2008, the Company entered into Forbearance Agreements with the Holders of the Company’s Preferred Stock. Under the terms of these Forbearance Agreements, each of the Holders has agreed that for a period of time ending no later than July 10, 2008, they shall each, with respect to the Delisting, forbear from (i) declaring a breach of any Transaction Document governing the terms of the Preferred Stock caused solely as a result of the Delisting, (ii) declaring the occurrence of any Triggering Event (as defined in the Certificate of Designations governing the Preferred Stock) caused solely as a result of the Delisting and from delivering any Notice of Redemption at Option of Holder (as permitted by the Certificate of Designations) with respect thereto or (iii) demanding any amounts due and payable caused solely as a result of the Delisting, including without limitation, any Registration Delay Payments (as defined in the Amended and Restated Registration Rights Agreement, dated as of July 13, 2007, by and among the Company and these Holders). Under the terms of the Forbearance Agreements, these Holders have the right, but not the obligation, in their sole discretion, to elect to extend the forbearance period in increments of thirty (30) days by delivering a written notice of such election to the Company. The Forbearance Agreements also provide that if, at any time during the forbearance period, the Company takes receipt of cash from certain of its subsidiaries not party to its senior credit facilities in excess of $1 million in the aggregate, such excess amount shall be made available to these Holders for the redemption of their shares of Preferred Stock. The Forbearance Agreement with one of the Holders prohibits the Company from taking certain actions that would impair its ability to effectuate the redemption, including actions that would subject the assets of its unrestricted subsidiaries to its credit facilities. While all Holders of the Preferred Stock executed the forbearance agreements, one former investor of the Preferred Stock which currently only holds warrants which were issued in connection with the same offering in which the Holders received their shares of Preferred Stock refrained from executing a forbearance agreement. This investor is party to certain of the agreements requiring the Company to maintain the quotation of our common stock on certain Eligible Markets.

On July 10, 2008, the parties entered into an amendment to the Forbearance Agreement, which extended the period of time that each of the Holders had agreed to forbear from taking such actions to a period of time ending no later than July 23, 2008. On August 4, 2008, the parties entered into another amendment to the Forbearance Agreement which extended the period of time that each of the Holders had agreed to forbear from taking such actions to a period of time ending no later than August 25, 2008, and expand the actions that the Holders agree to forbear from taking to include actions regarding the non-compliance with the Leverage Ratio of the Company exceeding 38.0x as of June 30, 2008.

As the Holders may call for the redemption of the Preferred Stock, at any time subsequent to August 25, 2008, the Company reclassified the Preferred Stock as Shares subject to mandatory redemption which as of June 30, 2008, is included in current liabilities. In the event the Holders call for redemption the Company will need to undertake alternate financing or pursue strategic alternatives. There can be no assurance that alternate financing, if required, will be available to the Company in amounts or on terms acceptable to the Company, or at all. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to liquidate available assets or restructure the Company. The Company currently generates sufficient cash flow to fund operations and therefore any restructuring that may take place would be focused on meeting the financing needs of the Company.

(4) DISCONTINUED OPERATIONS

On June 30, 2008, the Company entered into an Asset Purchase Agreement and Membership Sale Agreement with Matrix Desalination, Inc. (“Matrix”) related to its subsidiary Devcon/Matrix Utility Resources, LLC (“DevMat”). The Company received a promissory note of $0.3 million in exchange for certain assets and termination of the minority ownership interest held by Matrix. The promissory note is for an 8 year period at a 9.5% interest rate, with monthly principal and interest payments commencing on August 1, 2008. The transaction did not result in a gain or loss on the sale of these assets.

On January 10, 2008, the Company sold all the issued and outstanding stock of Societe des Carrieres de Grande (“SCGC”), a quarry and ready-mix operation located in St. Martin, French West Indies, to Mr. Fernand Hubert Petit, Mr. Francois Laurant Petit and Mr. Michel Andre Lucien Petit, collectively referred to as, Petit. Based on the net book value of those assets, the Company recorded an impairment charge in discontinued operations of $0.9 million in the fourth quarter of 2007. In addition, the Company entered into a settlement with Petit and upon the sale of SCGC the lawsuit was dismissed. The $1.0 million deposit paid to Petit to execute the 2 hectare option was released to the Company from the third-party escrow agent at the time the sale agreement was consummated. During the six months ended June 30, 2008, the Company recorded a $1.4 million loss on the sale, which related to the recognition of currency translation differences over the prior years and the remaining operating losses in our materials operations on St. Martin. This amount was included in loss from discontinued operations in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2008.

On March 30, 2007, the Company’s Board of Directors passed a resolution which authorized management to sell the remaining assets of the construction, materials and utilities operations upon such terms and conditions, including price, as management determines to be appropriate. The Board resolution provided the Company’s management with the authority and commitment to establish a plan to sell these assets, some of which have been sold with the remaining assets being immediately available for sale. The Company is currently in discussions with potential buyers for the remaining discontinued materials operations. Therefore, in accordance with FASB No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets (“FASB No. 144”)”, as of June 30, 2008 and December 31, 2007, the Company has classified the related assets as held for sale and the related operations have been treated as discontinued operations for all periods presented.

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

As a result of this transaction, in the fourth quarter of 2006, the Company recognized an impairment charge on the construction assets of approximately $2.8 million. An additional loss on the sale of these assets of $0.3 million was recorded during the year ended December 31, 2007 upon final transfer of assets to the Purchaser. The Company established an accrued liability of $0.2 million for the Deerfield lease in accordance with FASB No. 146 “Accounting for Costs Associated with Exit or Disposal Activities (“FASB No. 146”).” At June 30, 2008 and December 31, 2007, the related unpaid balance was $0.1 million and $0.2 million. This accrued liability is included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets and was charged to discontinued operations. The Company also accrued employee severance and retention costs in accordance with FASB No. 146. At June 30, 2008 and December 31, 2007, the related unpaid severance balance amounted to $0.0 million and $0.1 million, respectively.

As of February 28, 2007 the Purchaser assumed performance of the contracts transferred pursuant to the sale agreement, (i.e., all rights, benefits, duties and obligations for work performed after this date become the responsibility of the Purchaser). The Company continued to recognize revenue of these contracts during this interim period. In these cases the Purchaser performed as a subcontractor, for which the Purchaser indemnified the Company from any new contract completion risks relating to these contracts. At June 30, 2008 and December 31, 2007, the Company had an amount payable to the Purchaser of $0.0 million and $0.5 million, respectively related to a project which was completed by the Purchaser.

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

The accompanying Condensed Consolidated Statements of Operations for all years presented have been adjusted to classify all non-electronic security services operations as discontinued operations. Selected statements of operations data for the Company’s discontinued operations is as follows (000s omitted):

	(dollars in thousands) For the three months Ended June 30,		(dollars in thousands) For the six months Ended June 30,
	2008	2007	2008	2007
Total Revenue	$2,921	$5,547	$5,536	$14,566
Pre-tax (loss) from discontinued operations	(365)	(3,088)	(260)	(3,506)
Pre-tax (loss) on disposal of discontinued operations	—	—	(1,367)	(230)

(Loss) before income taxes	(365)	(3,088)	(1,627)	(3,736)
Income tax (benefit)	—	(48)	—	(48)

(Loss) from discontinued operations, net of tax	$(365)	$(3,040)	$(1,627)	$(3,688)

A summary of the total assets of discontinued operations included in the accompanying unaudited condensed consolidated balance sheets is as follows:

	(dollars in thousands)
	June 30, 2008	December 31, 2007
Cash	$432	$521
Accounts receivable, net of allowance	2,644	4,253
Notes receivable, net	1,394	1,269
Inventory	531	592
Other assets	1,325	526
Assets held for sale	1,967	2,263

Total assets	$8,293	$9,424

(5) DEBT

Debt consists of the following:

	(dollars in thousands)
	June 30, 2008	December 31, 2007
Installment notes payable in monthly installments through 2008, bearing interest at a weighted average rate of 6.7% and secured by equipment with a carrying value of approximately $250,000	$40	$68
Secured note payable due September 25, 2010, bearing interest at the LIBOR rate plus a margin ranging from 3.75% to 5.75% (2007) and LIBOR rate plus 6.50% (2008)	95,520	94,420

Total debt outstanding	95,560	94,488
Total current maturities on long-term debt*	40	48

Total long-term debt excluding current maturities	$95,520	$94,440

*	These amounts are included in accrued expenses and other liabilities in the accompanying unaudited condensed balance sheet.

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

On May 10, 2007, the Company received a fourth amendment to the Credit Agreement which amended the fixed charge coverage ratio calculation from using interest paid in cash to accrued interest. On September 25, 2007, certain subsidiaries (the “Borrowers”) of the Company entered into a Consent and Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement with CapitalSource. The Fifth Amendment to the Credit Agreement dated September 25, 2007, increased the total commitment to $105.0 million from $100.0 million (with the Borrowers having the ability to increase this commitment further to $125.0 million), extended the maturity date of the Credit Agreement to September 25, 2010, increased the Maximum Leverage Ratio to 28.0x, amended Minimum Fixed Charge Coverage Ratio to be 1.25 to 1.0 after June 30, 2008, and certain financial and other covenants provided therein. The Company incurred debt issuance costs amounting to $0.7 million related to the execution of the Fifth Amendment. These debt issuance costs are being amortized over the term of the loan using the effective interest rate method. At June 30, 2008 and December 31, 2007, the unamortized balance of these debt issuance costs amounted to $0.8 million and $1.0 million, respectively. For the three and six months ended June 30, 2008 and 2007, the Company amortized less than $0.1 million and $0.2 million for each period. The Company’s effective interest rate at June 30, 2008 and December 31, 2007 was 9.5% and 10.8%, respectively.

At June 30, 2008 and December 31, 2007, the Company had $9.5 million and $10.6 million of unused facility under the Credit Agreement and $0.9 million and zero borrowing capacity, respectively. The Company was not in compliance with the debt covenant requirements at December 31, 2007, specifically the required attrition ratio. On March 14, 2008, the Company amended the credit terms and conditions of its Credit Agreement (“Waiver and Sixth Amendment”) which included an adjustment in the Maximum Attrition Ratio under the Credit Agreement as follows: (i) for the period beginning on March 14, 2008 and ending on July 31, 2008 to 13.00%; (ii) for the period beginning August 1, 2008 and ending December 31, 2008 to 12.75%; and (iii) for the period beginning January 1, 2009 and thereafter to 12.50%. Also, under the terms of the Amendment the Applicable Base Rate Margin was revised to be 5.00% and the Applicable LIBOR Margin was revised to be 6.50%. Additionally, under the terms of the Amendment, for purposes of calculating interest, the Base Rate will not be less than 6.00% and the LIBOR Rate will not be less than 3.00% so that, as of March 14, 2008, the Company’s new effective interest rate under the Credit Agreement is LIBOR plus 6.50% and its new minimum interest rate is 9.50%. The Waiver and Sixth Amendment also provided for a waiver of noncompliance matters to the extent that the noncompliance matters constituted a default or an event of default under the Credit Agreement or the other loan documents as of December 31, 2007. At June 30, 2008 the Company was in compliance with the debt covenant requirements.

(6) SERIES A CONVERTIBLE PREFERRED STOCK

On February 10, 2006, the Company issued to Holders, under the terms of the SPA, the Notes along with warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share.

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

The Preferred Stock was issued at a discount of $0.5 million on October 20, 2006. The Company is amortizing the discount over the term of the Preferred Stock using the effective interest rate method. For the three and six months ended June 30, 2008 and 2007, the amortization of the discount on the Preferred Stock amounted to less than $0.1 million for each period and was charged to net loss available to common shareholders. The unamortized balance of the discount at June 30, 2008 and December 31, 2007 amounted to $0.3 million and $0.3 million, respectively, and are recorded as a reduction of the carrying value of the Preferred Stock in the accompanying unaudited condensed consolidated balance sheets.

The Preferred Stock was classified outside stockholder’s equity as it may be mandatorily redeemable at the option of the holder or upon the occurrence of an event that was not solely within the control of the Company. Any preferred dividends as well as the accretion of the $0.5 million discount are deducted from net income (loss) available to common shareholders. In connection with entering into the Notes, Warrants and Preferred Stock arrangements, the Company paid fees totaling $3.9 million. These fees were accounted for as deferred financing costs and are amortized on a straight line basis over 4.0 years. Through October 20, 2006 (date of the exchange of the Notes), the Company amortized approximately $0.5 million of these costs and was charged to interest expense. The Preferred Stock is accreted to its liquidation value based on the effective interest method over the period to the earliest redemption date. The accretion of the deferred issuance costs was charged to retained earnings (if a deficit balance then the charge is to additional paid-in capital). For the three and six months ended June 30, 2008, the Company amortized approximately $0.2 million and $0.4 million, respectively, of these costs. For the three and six months ended June 30, 2007, the Company amortized approximately $0.2 million and $0.4 million, respectively, of these costs. These amounts were charged to additional paid-in capital and deducted from net loss available to common shareholders. The unamortized balance of deferred financing costs at June 30, 2008 and December 31, 2007, amounted to $1.9 million and $2.2 million, respectively, and are recorded as a reduction of the carrying value of the Preferred Stock in the accompanying unaudited condensed consolidated balance sheets. In addition, it was determined that the Preferred Stock has several embedded derivatives that met the requirements for bifurcation at the date of issuance. (See Note 7, Derivative Instruments)

The issuance of the Preferred Stock and of the Warrants could cause the issuance of greater than 20% of the Company’s outstanding shares of common stock upon the conversion of the Preferred Stock and the exercise of the warrants. The creation of a new class of preferred stock was subject to shareholder approval under Florida law, while, for various reasons related to the potential issuance of greater than 20% of the Company’s outstanding shares of common stock, the issuance of the Preferred Stock required shareholder approval under the rules of NASDAQ. Holders of more than 50% of the Company’s common stock approved the foregoing. The approval became effective after the SEC rules and regulations relating to the delivery of an information statement on Schedule 14C to our shareholders was satisfied.

On April 2, 2007, effective as of March 30, 2007, the Company entered into the Forbearance Agreements with Holders holding, in the aggregate, a majority of the Company’s previously-issued Preferred Stock.

Under the terms of these Forbearance Agreements, the Holders agreed that for a period of time ending no later than January 2, 2008, they would each refrain from taking any remedial action with respect to the Company’s failure (the “Effectiveness Failure”) to have declared effective by the SEC a registration statement registering the resale of the shares of the Company’s common stock underlying the Preferred Stock and warrants as required by a Registration Rights Agreement, dated February 10, 2006, by and between the Company, the Holders and the remaining holder of the Preferred Stock (the “Registration Rights Agreement”). The parties also agreed to refrain from declaring the occurrence of any “Triggering Event” with respect to the Effectiveness Failure and from delivering any Notice of Redemption at Option of Holder with respect thereto or demanding any amounts due and payable with respect to the Effectiveness Failure, including without limitation, any Registration Delay Payments. No remedial actions were taken by the Holders.

The Forbearance Agreements also contained agreements to amend the governing Certificate of Designations to revise certain terms of the Preferred Stock, including, without limitation, to reduce the conversion price of the Preferred Stock to $6.75, to allow for the accrual of dividends on the Preferred Stock at a rate equal to 10% per annum, which dividends may be payable in kind, and to revise the definition of the Leverage Ratio. The revised definition shall provide for the Leverage Ratio to be calculated as a multiple of recurring monthly revenue (“Performing RMR”) as opposed to EBITDA and a revision of the Maximum Leverage Ratio covenant to require the Maximum Leverage Ratio to equal 38x Performing RMR, commencing on June 30, 2008. At June 30, 2008, the Company was not compliant with the covenant. The parties to the Forbearance Agreement also agreed to allow dividends to accrue but not be payable until the expiration of the Forbearance Period.

On June 29, 2007, the Company’s shareholders approved the Amended and Restated Certificate of Designations at the Company’s annual shareholder meeting. The Company filed the Amended Certificate of Designations with the Secretary of State of Florida on July 13, 2007, effective as of such date. In connection with the filing of the Amended Certificate of Designations, the Company and the parties to the Forbearance Agreements entered into the Amended SPA and the Amended and Restated Registration Rights Agreement. The Amended SPA contains terms similar to the original SPA entered into among the parties on February 10, 2006, except that one holder agreed to sell back to the Company warrants to purchase 1,284,067 shares of the Company’s common stock, and the parties thereto acknowledged and agreed that the Company’s dividend payment obligations with respect to the Preferred Stock accruing prior to the Closing date (July 13, 2007) of the Amended SPA have been satisfied by adding such dividends to the Stated Value of the shares of Preferred Stock. Thus, the Company now has the option of paying the dividends in-kind and not to deplete cash resources for these dividend payments. For the three and six months ended June 30, 2008 and 2007, $1.1 million and $2.1 million, and $1.1 million and $2.3 million of dividends payable, respectively, were declared from and charged to additional paid-in capital and deducted from net loss available for common shareholders. At June 30, 2008 and December 31, 2007, $6.0 million and $3.9 million of dividends payable were accreted to the stated value of the Preferred Stock.

On September 28, 2007, the Company redeemed 7,000 shares of the Company’s Preferred Stock at $1,000 stated value per share, in connection with previously disclosed settlement arrangements with an investor, and the total amount paid by the Company upon redemption of the shares was $7.4 million, which included accrued dividends since January 1, 2007.

In connection with the redemption of the Preferred Stock, for the year ended December 31, 2007, the Company charged to additional paid-in-capital $0.4 million of unamortized deferred issuance costs and $0.1 million of unamortized discount related to the pro-rata portion of the Preferred Stock. The carrying value of the Preferred Stock at June 30, 2008 and December 31, 2007 was $41.9 million and $39.4 million, respectively.

As the Holders may call for the redemption of the Preferred Stock, at anytime subsequent to August 25, 2008 (see Note 3), the Company reclassified the Preferred Stock as shares subject to mandatory redemption which as of June 30, 2008, is included in current liabilities.

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

The Model assumptions for the estimated fair valuation of the Warrants and the remaining embedded derivatives at June 30, 2008 and December 31, 2007 were an average risk free rate of 2.26% and 3.27%, respectively, and volatility for the Company’s common stock of 70% and 45%, respectively. For the three and six months ended June 30, 2008 and 2007, a benefit of $0.3 million and $0.7 million, and $3.0 million and $1.9 million, respectively, was recorded with respect to the re-valuation of these derivative liabilities and warrants. At June 30, 2008 and December 31, 2007, the derivative liability amounted to $0.5 million and $1.3 million, respectively, of which $0.5 million and $1.3 million, respectively, related to the conversion feature of the preferred stock and less than $0.1 million related to the Warrants at the end of each period.

The following table summarizes the activity for each derivative instrument for the six months ended June 30, 2008 and 2007.

	Derivative Income (Expense)	Warrants	Conversion option
Fair value of derivative liability at January 1, 2008	$—	$(381)	$(1,274,821)
Fair value adjustments for the six months ended June 30, 2008	731,590	369	731,221

Balances at June 30, 2008 and for the six months then ended	$731,590	$(12)	$(543,600)

	Derivative Income (Expense)	Warrants	Conversion option
Fair value of derivative liability at January 1, 2007	$—	$(754,018)	$(3,707,421)
Fair value adjustments for the six months ended June 30, 2007	1,944,187	578,122	1,366,065

Balances at June 30, 2007 and for the six months then ended	$1,944,187	$(175,896)	$(2,341,356)

(8) CAPITAL STOCK

On July 24, 2007, the Company’s Board of Directors approved the repurchase of up to $5.0 million of its common stock between July 24, 2007 and December 31, 2008. At June 30, 2008, the Company had repurchased 263,800 shares for a total cost of $1.0 million. The Company accounts for the repurchase of shares at cost.

The following table sets forth the computation of basic and diluted share data:

	For the Three Months Ended June 30,
	2008	2007
Common stock:
Weighted average number of shares outstanding – basic	5,949,278	6,227,746
Effect of dilutive securities:
Options and Warrants	—	—

Weighted average number of shares outstanding – diluted	5,949,278	6,227,746

Options and Warrants not included above (anti-dilutive)	10,744,162	10,322,019
Shares outstanding:
Beginning outstanding shares	5,949,278	6,219,128
Issuance of shares	—	16,450

Ending outstanding shares	5,949,278	6,235,578

	For the Three Months Ended June 30,
	2008	2007
Preferred stock:
Beginning outstanding shares	38,000	45,000
Redemption of shares	—	—

Ending outstanding shares	38,000	45,000

	For The Six Months Ended June 30,
	2008	2007
Common stock:
Weighted average number of shares outstanding – basic	5,949,278	6,213,885
Effect of dilutive securities:
Options and Warrants	—	—

Weighted average number of shares outstanding – diluted	5,949,278	6,213,885

Options and Warrants not included above (anti-dilutive)	10,578,342	10,556,547
Shares outstanding:
Beginning outstanding shares	5,949,278	6,033,848
Issuance of shares	—	201,730

Ending outstanding shares	5,949,278	6,235,578

	For The Six Months Ended June 30,
	2008	2007
Preferred stock:
Beginning outstanding shares	38,000	45,000
Redemption of shares	—	—

Ending outstanding shares	38,000	45,000

(9) STOCK OPTION PLANS

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted in accordance with SFAS 123R. The Company issued 215,000 and 65,000 new option grants to directors, officers and employees for the six months ended June 30, 2008 and 2007, respectively. The per share weighted-average fair value of stock options granted during 2008 and 2007 were $1.06 and $1.71, respectively, on the grant dates, using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007
Expected dividend yield	—	—
Expected price volatility	56.07% - 68.17%	41.80% - 49.40%
Risk-free interest rate	3.09 - 3.89%	4.96% - 5.07%
Expected life of options**	6 years	4-6 years

**	The Company uses the simplified method of computing the expected life of options in accordance with SAB No. 110, as it believes the historical data is not sufficient.

The Company determined stock-based compensation cost based on the fair value at the date of grant for stock options under SFAS 123R. For both the three and six months ended June 30, 2008 and 2007, respectively, stock-based compensation cost amounted to less than $0.1 million. These amounts are included in the results of operations in the condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007, respectively.

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

A summary of stock option activity is as follows for the six months ended June 30, 2008 and 2007, respectively:

	For the Six Months Ended June 30, 2008 Employee Plans
	Shares	Weighted Avg. Exercise Price
Options outstanding at January 1, 2008	406,200	$4.60
Granted	215,000	$1.67
Exercised	—	$—
Expired/Forfeited	(52,500)	$4.32

Options outstanding at June 30, 2008	568,700	$3.52

Options exercisable at June 30, 2008	306,410	$4.72

Options available for future grants	286,000

	For the Six Months Ended June 30, 2007 Employee Plans
	Shares	Weighted Avg. Exercise Price
Options outstanding at January 1, 2007	657,150	$6.10
Granted	65,000	$3.47
Exercised	(68,950)	$1.78
Expired/Forfeited	(349,000)	$7.12

Options outstanding at June 30, 2007	304,200	$5.42

Options exercisable at June 30, 2007	184,200	$5.60

Options available for future grants	571,000

As of June 30, 2008, there was approximately $0.3 million of total unrecognized compensation cost related to unvested stock options granted under our stock option plan. The cost is expected to be recognized over a weighted average of 2.24 years.

(10) INCOME TAXES

The Company realized a tax provision of zero and less than $0.1 million for the three months and six months ended June 30, 2008, respectively. Income tax expense for discontinued operations was $0 for the three and six months ended June 30, 2008.

For the three and six months ended June 30, 2007, the Company realized a tax benefit of $0.4 million, and a tax benefit of $1.0 million, respectively, from continuing operations. The benefit was related to certain deferred tax liabilities that were expected to reverse during fiscal 2007. Tax expense for discontinued operations was insignificant for the three and six months ending June 30, 2007, respectively.

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

The management services to be provided include, among other things, assisting the Company with, among other matters, establishing certain office, accounting and administrative procedures, obtaining financing relating to business operations and acquisitions, developing and implementing advertising, promotional and marketing programs, facilitating certain securities matters (both proposed offerings and ongoing compliance issues) and future acquisitions and dispositions, developing tax planning strategies and formulating risk management policies. Under the terms of the Management Agreement, the Company is obligated to pay Royal Palm a management fee in the amount of $30,000 per month. In addition, the Company leases certain office space to Royal Palm under an agreement dated January 1, 2006. Both the management fees and the rental income are included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of operations. The following table summarizes the transactions associated with this related party:

	For the Three Months Ended June 30,
	2008	2007
Management service fee paid to Royal Palm	$90,000	$90,000
Rental income charged to Royal Palm	(22,500)	(22,500)

	$67,500	$67,500

	For the Six Months Ended June 30,
	2008	2007
Management service fee paid to Royal Palm	$180,000	$180,000
Rental income charged to Royal Palm	(45,000)	(45,000)

	$135,000	$135,000

On March 21, 2007, the Company completed the transactions contemplated by a certain Asset Purchase Agreement, dated as of March 12, 2007 (“Asset Purchase Agreement”). These assets were sold to BitMar, Ltd, a Turks and Caicos Corporation and a successor-in-interest to Tiger Oil, Inc., a Florida corporation. Donald L. Smith Jr., the Company’s former Chairman and Chief Executive Officer and a current director of the Company and Donald L. Smith III, a former officer of the Company, are principals of BitMar, Ltd. (See Note 4-Discontinued Operations). At June 30, 2008 and December 31, 2007, there was an outstanding net payable balance of $0.0 million and $0.5 million, respectively which is included in accounts payable, trade and other in the accompanying unaudited condensed consolidated balance sheets.

The Company leased from the wife of Mr. Donald L. Smith, Jr., a director and former Chairman and Chief Executive Officer of the Company, a 1.8-acre parcel of real property in Deerfield Beach, Florida. This property was used for the Company’s equipment logistics and maintenance activities. The property was subject to a 5-year lease entered into in January 2002 providing for rent of $95,000 per year. This rent was based on comparable rental contracts for similar properties in Deerfield Beach, as evaluated by management. There was a verbal agreement that extended this lease for a year. This lease was assumed by the purchaser of the construction operation assets of which Mr. Donald Smith is a part. During the six months ended June 30, 2008 and 2007, the Company had rent expense charges of $0.1 million and less than $0.1 million, respectively.

In June 2000, the Company entered into an amended Life Insurance and Salary Continuation Agreement with Donald L. Smith, Jr., our former Chairman, Chief Executive Officer and President. Mr. Smith has received a retirement benefit since his retirement from his position in 2005. Benefits equal 75 percent of his base salary and will continue for the remainder of his life. In the event that a spouse survives him, then the surviving spouse will receive a benefit equal to 100 percent of his base salary for the shorter of five years or the remainder of the surviving spouse’s life. The net present value of the future obligation was estimated at $1.3 million and $1.5 million at June 30, 2008 and December 31, 2007, respectively. These amounts are included in accrued expense, retirement and severance in the accompanying unaudited condensed consolidated balance sheets.

The Company entered into a retirement agreement with Mr. Richard Hornsby, former Senior Vice President and Director, whereby beginning in 2006 he receives annual payments of $32,000 for life. The net present value of the future obligation was estimated at $0.2 million and $0.3 million at June 30, 2008 and December 31, 2007, respectively, and is included in retirement and severance in the accompanying unaudited condensed consolidated balance sheets.

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

The Company carries certain liabilities at fair value in the unaudited condensed consolidated balance sheets. The most significant liabilities are the derivative instrument associated with the Preferred Stock (see Note 7 Derivative Instruments) and the retirement liabilities for retired executives (see Note 11 Related Person Transactions). The initial adoption of SFAS No. 157 on January 1, 2008 was limited to the liabilities mentioned above. On January 1, 2009, SFAS No. 157 will be adopted for other non-financial assets and liabilities, if any, recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The following table presents the fair value of our financial assets and liabilities for which we have adopted SFAS No. 157, as of June 30, 2008, segregated among the appropriate levels within the fair value hierarchy:

	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Derivative Instrument	$—	$544	$—	$544
Retirement Liabilities	—	2,439	—	2,439

Total Liabilities at fair value	$—	$2,983	$—	$2,983

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

On January 10, 2008, the Company sold all the issued and outstanding stock of SCGC, a quarry and ready-mix operation located in St. Martin, French West Indies, to Petit. Based on the net book value of those assets, the Company recorded an impairment charge in discontinued operations of $0.9 million in the fourth quarter of 2007. In addition, the Company entered into a settlement with Petit and upon the sale of SCGC the lawsuit was dismissed. The $1.0 million deposit paid to Petit to execute the 2 hectare option was released to the Company from the third-party escrow agent at the time the sale agreement was consummated. The Company recorded a $1.4 million loss on the sale during the six months ended June 30, 2008 related to this transaction. This amount was included in loss from discontinued operations in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2008.

Lydia Security Monitoring

On June 27, 2006, the Company sold its Boca Raton-based third party monitoring operation (which operated under the name Central One) and the associated Boca Raton monitoring center to Lydia Security Monitoring, Inc. (“Lydia Security”). On July 30, 2007, Lydia Security enjoined Devcon Security Holdings, Inc., Coastal Security Systems, Inc. and Coastal Security Company (collectively, “Devcon/Coastal”) as a third party complainant in a lawsuit filed against a former Central One wholesale monitoring customer, seeking recovery of minimum monthly payments and other sums under a monitoring agreement sold to Lydia Security by Devcon/Coastal. On April 29, 2008, Lydia Security and Devcon/Coastal reached a settlement agreement; on May 1, 2008, a stipulation of dismissal with prejudice was filed with the court, effectively dismissing all claims. At June 30, 2008 and December 31, 2007, a provision for the amount of the settlement is included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

(14) SUBSEQUENT EVENTS

On August 4, 2008, effective as of July 23, 2008, the Company entered into another amendment to those certain Forbearance Agreements, dated as of May 12, 2008, as amended from time to time, between the Company and each of the Holders holding, in the aggregate, a majority of the Company’s previously-issued Preferred Stock. Under the terms of the Forbearance Agreements, each of the Holders had previously agreed to forbear from taking certain actions with regards to the Preferred Stock for a period of time ending no later than July 23, 2008. The amendments (i) extend the period of time that each of the Holders has agreed to forbear from taking such actions to a period of time ending no later than August 25, 2008 and (ii) expand the actions that the Holders agree to forbear from taking to include actions regarding the Leverage Ratio of the Company exceeding 38.0x as of June 30, 2008.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation and do not intend to publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

OVERVIEW

Devcon International Corp. and its subsidiaries (“the Company”) provide electronic security services and products to residences, financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of government departments and health care and educational facilities. The Company continues to focus on enhancing value through internal growth and strategic acquisition. The successful integration of the acquired companies will enable the Company to leverage its existing platform to enhance growth. In addition, we continue to pursue potential buyers for our remaining materials operation that is classified as discontinued.

In the following management’s discussion and analysis, the net operating results of our significant dispositions, including our remaining materials operation are recorded as discontinued operations for all periods presented.

Attrition:

Customer account attrition has a direct impact on our results of operations since it affects our revenue, amortization expense and cash flows. We monitor attrition monthly and report on a six month annualized basis for bank covenant purposes. Below is a rollforward of our RMR for the six months ended June 30, 2008 and 2007, respectively.

	For The Six Months Ended
	(dollars in thousands)
	June 30, 2008	June 30, 2007
Beginning RMR Balance	$3,569	$3,519
RMR Added	183	185
Price Increase	6	45
RMR Loss	(237)	(162)

Net (Loss) Gain	(48)	68

Acquired RMR	38	9
Accounts Lost/Charged Back	—	(1)

Ending RMR Balance	$3,559	$3,595

Comparison of the three months ended June 30, 2008 with the three months ended June 30, 2007

	(dollars in thousands)
	2008	% of Revenue	2007	% of Revenue
Revenue	$13,901	100.0%	$13,797	100.0%
Cost of Sales	6,220	44.7%	6,030	43.7%

Gross Profit	$7,681	55.3%	$7,767	56.3%

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

•

During the three months ended June 30, 2008, revenue increased by $0.1 million as compared to 2007. The increase in revenue was due primarily to a slight increase in installation revenue offset by a marginal decrease in monitoring revenue.

•	Our cost of sales increased by less than $0.2 million as compared to 2007, due to an increase in service related expenses primarily an increase in service resources.

Operating expenses:

	(dollars in thousands)
	2008	% of Revenue	2007	% of Revenue
Selling	$892	6.4%	$1,141	8.3%
General and Administrative	4,176	30.0%	5,490	39.8%
Depreciation and Amortization	4,171	30.0%	4,387	31.8%

Total Operating Expenses	$9,239	66.5%	$11,018	79.9%

•	Selling expense decreased by approximately $0.3 million as compared to 2007. The decrease was primarily related to a reduction in payroll related expenses and a slight decrease in advertising expense.

•

General and administrative expenses decreased by $1.3 million in 2008 as compared to 2007. As a percentage of revenue this represented a 9.8% decrease in 2008 as compared to 2007.This decrease was primarily due to a reduction of legal expenses associated with the sale of the legacy business and a reduction of professional fees. In addition, during the third quarter of 2007, the Company began to consolidate the corporate and security operational departments. This consolidation has resulted in overhead efficiencies.

•

Depreciation and amortization expense decreased by $0.2 million in 2008 as compared to 2007. Amortization expense decreased due to a decrease in the amortized customer base as a result of on-going attrition within the acquired customer base.

Other Income (Expense):

	(dollars in thousands)
	2008	2007
Interest expense	$(2,401)	$(2,586)
Interest income	5	47
Change in fair value of derivative	336	3,004

Total other (expense) income	$(2,060)	$465

•	Interest expense decreased by $0.2 million in 2008 as compared to 2007 primarily driven by lower market interest rates on the Company’s credit facility.

•

The change in fair value of derivative income decreased by $2.7 million in 2008 as compared to 2007. The Company estimates the fair value of its derivatives and warrants using available market information and appropriate valuation methodologies. We recognize these derivatives as liabilities in our condensed consolidated balance sheet, measure them at their estimated fair value and recognize changes in their estimated fair value in our consolidated results of operations in the period of change. The fair value of the warrants and the embedded derivative are impacted by changes primarily in the price and volatility of the Company’s common stock. The Company’s historic volatility of 70% and 45% for the three months ended June 30, 2008 and 2007, respectively, was used as an estimate of the volatility expected to occur over the life of the conversion option and warrants, respectively. The volatility factor differed for these instruments as the terms differed. In addition, the Company’s stock price has decreased since June 30, 2007 by approximately 61%, resulting in a reduction in the fair value of the warrants and embedded derivative.

Income tax (benefit) from continuing operations:

	(dollars in thousands)
	2008	2007
Income tax (benefit)	$—	$(373)

For the three months ended June 30, 2008, the Company realized a tax provision of zero for continuing operations.

For the three months ended June 30, 2007, the Company realized a tax benefit of $0.4 million for continuing operations. The benefit was related to certain deferred tax liabilities expected to reverse in fiscal 2007.

Discontinued Operations:

	(dollars in thousands)
	2008	2007
Pre-tax loss from discontinued operations	$(365)	$(3,088)
Pre-tax loss on disposal of discontinued operations	—	—

Loss before income taxes	(365)	(3,088)
Income tax (benefit)	—	(48)

Loss from discontinued operations, net of tax	$(365)	$(3,040)

During the three months ended June 30, 2008, net loss from discontinued operations was $(0.4) million, as compared to $(3.0) million in 2007. The decrease in the loss from discontinued operations was primarily driven by the sale of the construction operations which had generated additional costs associated from completion of projects not sold, an increase in the bad debt reserve coupled with a further reduction of costs associated with the sale of SCGC in January 2008. At June 30, 2008, the materials operations is the only remaining discontinued.

Comparison of the Six months ended June 30, 2008 with the Six months ended June 30, 2007

	(dollars in thousands)
	2008	% of Revenue	2007	% of Revenue
Revenue	$27,617	100.0%	$27,982	100.0%
Cost of Sales	12,371	44.8%	12,094	43.2%

Gross Profit	$15,246	55.2%	$15,888	56.8%

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

•

During 2008, revenue decreased by $0.3 million as compared to 2007. The decrease in revenue was due mainly to the softening of the housing market which impacted our new construction division on the east and west coasts of Florida.

•	Our cost of sales increased by less than $0.3 million in 2008 as compared to 2007. The slight fluctuation was due to an increase in service related expenses primarily an increase in service resources.

•	Gross profit decreased by $0.6 million in 2008 as compared to 2007 primarily as a result of the softening of the housing market and economic factors mentioned above.

Operating expenses:

	(dollars in thousands)
	2008	% of Revenue	2007	% of Revenue
Selling	$2,127	7.7%	$2,482	8.9%
General and Administrative	8,875	32.1%	10,941	39.1%
Depreciation and Amortization	8,336	30.2%	8,885	31.7%

Total Operating Expenses	$19,338	70.0%	$22,308	79.7%

•

Selling expense decreased by approximately $0.4 million in 2008 as compared to 2007. The decrease was primarily related to a reduction in payroll related expenses and a slight decrease in advertising expense.

•

General and administrative expenses decreased by $2.1 million in 2008 compared to 2007. As a percentage of revenue this represented a 7.0% decrease in 2008 as compared to 2007. This decrease was primarily due to a reduction of legal expenses associated with the sale of the legacy business and a reduction of professional fees. In addition, during the third quarter of 2007, the Company began to consolidate the corporate and security operational departments. This consolidation has resulted in overhead efficiencies.

•

Depreciation and amortization expense decreased by $0.5 million in 2008 as compared to 2007. Amortization expense decreased due to a decrease in the amortized customer base as a result of on-going attrition within the acquired customer base.

Other Income (Expense):

	(dollars in thousands)
	2008	2007
Interest expense	$(4,963)	$(5,244)
Interest income	16	86
Change in fair value of derivative	732	1,944

Total other (expense) income	$(4,215)	$(3,214)

•	Interest expense decreased by $0.3 million in 2008 as compared to 2007 primarily driven by lower market interest rates on the Company’s credit facility.

•

The change in fair value of derivative income decreased by $1.2 million in 2008 as compared to 2007. The Company estimates the fair value of its derivatives and warrants using available market information and appropriate valuation methodologies. We recognize these derivatives as liabilities in our condensed consolidated balance sheet, measure them at their estimated fair value and recognize changes in their estimated fair value in our consolidated results of operations in the period of change. The fair value of the warrants and the embedded derivative are impacted by changes primarily in the price and volatility of the Company’s common stock. The Company’s historic volatility of 70% and 45% for the six months ended June 30, 2008 and 2007, respectively, was used as an estimate of the volatility expected to occur over the life of the conversion option and warrants, respectively. The volatility factor differed for these instruments as the terms differed. In addition, the Company’s stock price has decreased since June 30, 2007 by approximately 61%, resulting in a reduction in the fair value of the warrants and embedded derivative.

Income tax expense (benefit) from continuing operations:

	(dollars in thousands)
	2008	2007
Income tax expense (benefit)	$3	$(987)

For the six months ended June 30, 2008, the Company realized a tax provision of less than $0.1 million for continuing operations.

For the six months ended June 30, 2007, the Company realized a tax benefit of $1.0 million for continuing operations. The benefit was related to certain deferred tax liabilities expected to reverse during fiscal 2007.

Discontinued Operations:

	(dollars in thousands)
	2008	2007
Pre-tax loss from discontinued operations	$(260)	$(3,506)
Pre-tax loss on disposal of discontinued operations	(1,367)	(230)

Loss before income taxes	(1,627)	(3,736)
Income tax (benefit)	—	(48)

Loss from discontinued operations, net of tax	$(1,627)	$(3,688)

During the six months ended June 30, 2008, net loss from discontinued operations was $1.6 million, compared to $3.7 million in 2007. The majority of the 2008 loss is related to foreign currency translations that were recognized in connection with the SCGC sale in January 2008, resulting in a $1.4 million loss. The decrease in the loss from discontinued operations was primarily driven by the sale of the construction operations in 2007 which had generated additional costs associated from completion of projects not sold, an increase in the bad debt reserve and overall wind-down of the construction business. The sale of construction operations resulted in a pre-tax loss on disposal of discontinued operations of $(0.2) million for the six months ended June 30, 2007.

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

In March 2007, the Company’s Board of Directors passed a resolution which authorized management to sell the remaining assets of the construction, materials and utilities operations upon such terms and conditions, including price, as management determined to be appropriate. At June 30, 2008, the remaining materials subsidiary is STMMP, a ready-mix operation located in Sint Maarten, Netherland Antilles. This business is classified as a discontinued operation for all periods presented.

The Company’s condensed consolidated financial statements for the three and six months ended June 30, 2008 have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The Company has realized net losses from continuing operations during the three and six month periods ended June 30, 2008 and 2007. In addition, during the year ended December 31, 2007, the Company had losses from continuing operations of $17.3 million.

At June 30, 2008, the Company had a net working capital deficit of $40.9 million, compared to net working capital of $2.2 million at December 31, 2007. At June 30, 2008, availability on our line of credit was $0.9 million. Cash and cash equivalents at June 30, 2008 were $3.4 million, an increase of $0.4 million from the balance of $3.0 million at December 31, 2007. Total outstanding liabilities were $179.4 million as of June 30, 2008, compared to $135.2 million as of December 31, 2007. The significant decrease in the Company’s working capital at June 30, 2008 as compared to December 31, 2007 was triggered by the reclassification of the Preferred Stock, with a carrying value at June 30, 2008 of $41.9 million, to a current liability from non-current classification.

Cash flows provided by operating activities for the six months ended June 30, 2008 was $0.9 million compared with $2.7 million used in operating activities for the six months ended June 30, 2007. The primary uses of cash for operating activities during the six months ended June 30, 2008 were a decrease in prepaid expenses, an increase in notes receivable related to the sale and wind down of our construction operation and deferred customer acquisition costs, which are recognized in accordance with the Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”). The primary sources of cash from operating activities was a net reduction of $2.1 million in accounts receivable and a $2.3 million increase in deferred customer acquisition revenue which is recognized in accordance with SAB 104.

Net cash used by investing activities was $1.6 million for the six months ended June 30, 2008, which primarily resulted from the $1.4 million acquisition of assets of a Florida security company and its related customer lists. Net cash provided by investing activities was $5.4 million for the six months ended June 30, 2007, which primarily related to the $4.7 million proceeds from the sale of the construction division.

Net cash provided by financing activities was $1.1 million for the six months ended June 30, 2008, which resulted from the additional borrowings against the revolving line of credit of $1.1 million. Net cash used in financing activities for the six months ended June 30, 2007, was $0.4 million which primarily related to $0.5 million of principal payments on borrowings offset by $0.1 million of proceeds from the issuance of common stock.

Our uses of cash over the next twelve months will be principally for working capital needs, capital expenditures and for debt service which consists primarily of estimated interest payments of $9.1 million on our outstanding senior debt. We estimate the capital expenditures will be $.02 million related to the final stages of the integration of our back office systems onto a consistent platform and the refurbishment of one of our monitoring centers and $0.1 million for our materials operation in Sint Maarten.

Cash flows from discontinued operations are included in the unaudited condensed consolidated statements of cash flows within operating, investing and financing activities. The Company will continue to have cash flows from the remaining materials subsidiary through the disposition of the operations. The absence of cash flows from discontinued operations is not expected to impact future liquidity or capital resources.

We believe we can fund our planned business activities during the next twelve months with the sources of cash described above. Our plan is to sell the remaining assets related to our discontinued operations to generate cash flows coupled with the ongoing collections of our accounts receivable. We anticipate that the efficiencies gained as a result of the integration of the back office processes will continue to reduce selling, general and administrative expenses. Over the next twelve months we are not planning nor are we obligated to make any significant investments other than normal required capital expenditures.

On May 16, 2008, the Company was delisted from the NASDAQ Stock Market. The Delisting was a Triggering Event under section 3(a)(iv) of the Certificate of Designation and breached other provisions of the Transaction Documents (as defined in the SPA), which allows the Holders to call for the redemption of the Preferred Stock before its scheduled redemption date. As the Holders may call for the redemption of the Preferred Stock, at any time subsequent to August 25, 2008, the Company reclassified the Preferred Stock as Shares subject to mandatory redemption which as of June 30, 2008, is included in current liabilities. In the event the Holders call for redemption the Company will need to undertake alternate financing or pursue strategic alternatives. There can be no assurance that alternate financing, if required, will be available to the Company in amounts or on terms acceptable to the Company, or at all. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to liquidate available assets or restructure the Company. The Company currently generates sufficient cash flow to fund operations and therefore any restructuring that may take place would be focused on meeting the financing needs of the Company (see Note 6-Series A Convertible Preferred Stock and Securities Purchase Agreement section below).

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

On September 25, 2007, certain subsidiaries (the “Borrowers”) entered into a Consent and Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement with CapitalSource). The Fifth Amendment to the Credit Agreement increased the total commitment to $105.0 million from $100.0 million (with the Borrowers having the ability to increase this commitment further to $125.0 million), extended the maturity date of the Credit Agreement to September 25, 2010, increased the Maximum Leverage Ratio to 28.0x, amended Minimum Fixed Charge Coverage Ratio to be 1.25 to 1.0 after June 30, 2008, and certain financial and other covenants provided therein. We incurred debt issuance costs amounting to $0.7 million related to the execution of this Fifth Amendment.

On March 14, 2008, we amended the credit terms and conditions of our Credit Agreement (“Waiver and Sixth Amendment”) which included an adjustment in the Maximum Attrition Ratio under the Credit Agreement as follows: (i) for the period beginning on March 14, 2008 and ending on July 31, 2008 to 13.00%; (ii) for the period beginning August 1, 2008 and ending December 31, 2008 to 12.75%; and (iii) for the period beginning January 1, 2009 and thereafter to 12.50%. Also, under the terms of the Amendment the Applicable Base Rate Margin was revised to be 5.00% and the Applicable LIBOR Margin was revised to be 6.50%. Additionally, under the terms of the Amendment, for purposes of calculating interest, the Base Rate will not be less than 6.00% and the LIBOR Rate will not be less than 3.00% so that, as of March 14, 2008, our new effective interest rate under the Credit Agreement is LIBOR plus 6.50% and its new minimum interest rate is 9.50%. The Waiver and Sixth Amendment also provided for a waiver of noncompliance matters to the extent that the noncompliance matters constituted a default or an event of default under the Credit Agreement or the other loan documents as of December 31, 2007. At June 30, 2008, we were in compliance with the debt covenant requirements. At June 30, 2008, we had $9.5 million of unused facility under the Credit Agreement and $0.9 million borrowing capacity.

Securities Purchase Agreement. On October 20, 2006, the Company pursuant to the terms of the SPA issued to Holders an aggregate of 45,000 shares of Preferred Stock par value $0.10 per share with a liquidation preference equal to $1,000, convertible into common stock at a conversion price equal to $9.54 per share for each share of Preferred Stock. On July 13, 2007, the conversion price was adjusted to $6.75. (See Note 6-Series A Convertible Preferred Stock). The Company had previously issued to these Holders warrants to acquire an aggregate of 1,650,943 shares of the Company’s common stock at an exercise price of $11.925 per share.

We filed an Amended Certificate of Designations and an amended and restated Registration Stock Rights Agreement with the Secretary of State of Florida on July 13, 2007, effective as of such date (“Closing Date”). The Amended SPA contains terms similar to the original SPA entered into among the parties on February 10, 2006, except that one holder agreed to sell back to us warrants to purchase 1,284,067 shares of our common stock, and the parties thereto acknowledged and agreed that our dividend payment obligations with respect to the Preferred Stock accruing prior to the Closing Date of the Amended SPA have been satisfied by adding such dividends to the Stated Value of the shares of Preferred Stock. Thus, we now have the option of paying the dividends in kind and not to deplete cash resources for these dividend payments. We purchased back the warrants at fair value which was determined to be $0.2 million. At June 30, 2008, approximately $6.0 million of dividends accrued were paid-in-kind and accreted to the carrying value of the Preferred Stock.

On May 16, 2008, the Company was delisted from the NASDAQ Stock Market because it no longer was in compliance with the NASDAQ Marketplace Rule 4450(a)(3) as its stockholders’ equity of $5,205,000 reported on its Form 10-K for the period ended December 31, 2007 did not comply with the minimum $10,000,000 stockholders’ equity requirement for continued listing on The NASDAQ Global Market, as set forth in Marketplace Rule 4450(a)(3). The Company’s common stock is now traded on the OTC Bulletin Board.

On May 14, 2008, we entered into Forbearance Agreements with the Holders of our Preferred Stock. Under the terms of these Forbearance Agreements, each of the Holders has agreed that for a period of time ending no later than July 10, 2008, they shall each, with respect to the Delisting, forbear from (i) declaring a breach of any Transaction Document governing the terms of the Preferred Stock caused solely as a result of the Delisting, (ii) declaring the occurrence of any Triggering Event (as defined in the Certificate of Designations governing the Preferred Stock) caused solely as a result of the Delisting and from delivering any Notice of Redemption at Option of Holder (as permitted by the Certificate of Designations) with respect thereto or (iii) demanding any amounts due and payable caused solely as a result of the Delisting, including without limitation, any Registration Delay Payments (as defined in the Amended and Restated Registration Rights Agreement, dated as of July 13, 2007, by and among us and these Holders). Under the terms of the Forbearance Agreements, these Holders have the right, but not the obligation, in their sole discretion, to elect to extend the forbearance period in increments of thirty (30) days by delivering a written notice of such election to us. The Forbearance Agreements also provide that if, at any time during the forbearance period, we take receipt of cash from certain of our subsidiaries not party to our senior credit facilities in excess of $1 million in the aggregate, such excess amount shall be made available to these Holders for the redemption of their shares of Preferred Stock. The Forbearance Agreement with one of the Holders prohibits us from taking certain actions that would impair our ability to effectuate the redemption, including actions that would subject the assets of our unrestricted subsidiaries to our credit facilities. While all Holders of the Preferred Stock executed the forbearance agreements, one former holder of the Preferred Stock which currently only holds warrants which were issued in connection with the same offering in which the Holders received their shares of Preferred Stock refrained from executing a forbearance agreement. This holder is party to certain of the agreements requiring us to maintain the quotation of our common stock on certain Eligible Markets.

On July 10, 2008, the parties entered into an amendment to the Forbearance Agreement, which extended the period of time that each of the Holders had agreed to forbear from taking such actions to a period of time ending no later than July 23, 2008. On August 4, 2008, the parties entered into another amendment to the Forbearance Agreement which extended the period of time that each of the Holders had agreed to forbear from taking such actions to a period of time ending no later than August 25, 2008.

As the Holders may call for the redemption of the Preferred Stock, at any time subsequent to August 25, 2008, the Company reclassified the Preferred Stock as Shares subject to mandatory redemption which as of June 30, 2008, is included in current liabilities. In the event the Holders call for redemption the Company will need to undertake alternate financing or pursue strategic alternatives. There can be no assurance that alternate financing, if required, will be available to the Company in amounts or on terms acceptable to the Company, or at all. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to liquidate available assets or restructure the Company. The Company currently generates sufficient cash flow to fund operations and therefore any restructuring that may take place would be focused on meeting the financing needs of the Company.

We have two key debt covenants that could affect liquidity. We believe that we will remain in compliance with both covenants in 2008:

Debt / Performing RMR (Revolving Credit Facility) – As of June 30, 2008, we had eligible Performing RMR of $3.4 million and outstanding senior debt of $135,5 million (including accrued interest) or a ratio of 27.62x. The financial covenant requires a maximum leverage ratio of 28.0x to 1.0. Given the continued stability of our customer base and the associated Performing RMR we believe that a material decline in either is unlikely during 2008.

Attrition rate (Revolving Credit Facility) – Our six month annualized attrition ratio as of June, 2008 was 11.82% compared to a maximum permitted ratio of 13%. We define attrition as a ratio, the numerator of which is gross number of lost customer RMR for a given period, divided by the denominator rolling six month average of the Company’s RMR. In our calculation we make adjustments to lost RMR for the net change in billing rate, either positive or negative, for accounts greater than 90 days, re-signs and third party gains. Our attrition rate trend over the last six months is as follows:

	Actual Period Attrition			Monthly Ratio %	Six Month Annualized Monthly Ratio %
	Number of Accounts	Cancelled RMR	Net RMR Attrition*
January	924	$40,709	$31,557	10.8%	11.4%
February	602	$32,734	$44,703	15.3%	12.7%
March	720	$36,976	$23,069	7.9%	12.0%
April	763	$50,042	$38,780	13.2%	11.7%
May	721	$32,998	$46,914	16.0%	12.6%
June	976	$43,953	$22,319	7.7%	11.8%

*	Net of change in RMR over 90 days and net of re-signs.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Acting Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Acting Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b) Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 10, 2008, the Company sold all the issued and outstanding stock of SCGC, a quarry and ready-mix operation located in St. Martin, French West Indies, to Petit. Based on the net book value of those assets, the Company recorded an impairment charge in discontinued operations of $0.9 million in the fourth quarter of 2007. In addition, the Company entered into a settlement with Petit and upon the sale of SCGC the lawsuit was dismissed. The $1.0 million deposit paid to Petit to execute the 2 hectare option was released to the Company from the third-party escrow agent at the time the sale agreement was consummated. The Company recorded a $1.4 million loss on the sale during the six months ended June 30, 2008 related to this transaction. This amount was included in loss from discontinued operations in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2008.

Lydia Security Monitoring

On June 27, 2006, the Company sold its Boca Raton-based third party monitoring operation (which operated under the name Central One) and the associated Boca Raton monitoring center to Lydia Security Monitoring, Inc. (“Lydia Security”). On July 30, 2007, Lydia Security enjoined Devcon Security Holdings, Inc., Coastal Security Systems, Inc. and Coastal Security Company (collectively, “Devcon/Coastal”) as a third party complainant in a lawsuit filed against a former Central One wholesale monitoring customer, seeking recovery of minimum monthly payments and other sums under a monitoring agreement sold to Lydia Security by Devcon/Coastal. On April 29, 2008, Lydia Security and Devcon/Coastal reached a settlement agreement; on May 1, 2008, a stipulation of dismissal with prejudice was filed with the court, effectively dismissing all claims. At June 30, 2008 and December 31, 2007, a provision for the amount of the settlement is included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

Date: August 19, 2008

By:	/s/ Richard Rochon
Richard Rochon, Acting Chief Executive Officer,
(on behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Mark M. McIntosh
Mark C. McIntosh, Chief Financial Officer,
(on behalf of the Registrant and as Principal Financial and Accounting Officer)

Exhibit Index

Exhibits No.	Description

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) & 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.